Form 10-Q
period 1996-03-31
KFX INC
filed 1996-05-14
CIK 912365

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 0-23634

                                   KFX INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                      84-1079971
            --------                                  ------------------
(State or Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

                           1999 Broadway, Suite 3200
                            Denver, Colorado 80202
                                (303) 293-2992
                       (Address and telephone number of
                         principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(X) Yes    ( ) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 1996:

Common Stock, $.001 par value
22,531,040 shares

                                   KFX INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     INDEX

_______________________________________________________________________________

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.  Consolidated Financial Statements
   Consolidated Balance Sheets - March 31, 1996 and December 31, 1995..    3
   Consolidated Statements of Operations - Three Months Ended
     March 31, 1996 and 1995 (Unaudited)...............................    4
   Consolidated Statements of Cash Flows - Three Months Ended
     March 31, 1996 and 1995 (Unaudited)...............................   5,6
   Notes to Consolidated Financial Statements (Unaudited)..............    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    9

PART II. OTHER INFORMATION.............................................    11

SIGNATURES.............................................................    12


                                   KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,   DECEMBER 31,
                                                                                       1996           1995

                                   ASSETS
                                   ------
Current:
     Cash and cash equivalents..................................................   $  1,129,092   $  2,870,039
     Reclamation deposit........................................................      1,503,032      1,503,032
     Accounts receivable........................................................        125,109         26,002
     Prepaid expenses...........................................................        232,708        281,711
                                                                                   ------------   ------------
          Total current assets..................................................      2,989,941      4,680,784
                                                                                   ------------   ------------
Property, plant and equipment, net of accumulated depreciation..................      5,426,630      5,619,546
Patents, net of accumulated amortization........................................      4,109,369      4,273,583
Investment in KFX Fuel Partners, L.P............................................      2,792,304      2,792,304
Property held for sale..........................................................      1,032,012      1,032,012
Other assets....................................................................        212,304        213,264
                                                                                   ------------   ------------
                                                                                   $ 16,562,560   $ 18,611,493
                                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current:
     Accounts payable...........................................................   $    687,939   $    836,538
     Accrued expenses...........................................................         16,370        698,765
     Due to related parties.....................................................        314,397        585,814
     Interest payable...........................................................         18,073         91,985
     Current maturities of long-term debt.......................................        116,000        214,000
                                                                                   ------------   ------------
          Total current liabilities.............................................      1,152,779      2,427,102
                                                                                   ------------   ------------
Long-term debt, less current maturities.........................................      1,344,134      1,399,851
Mine reclamation liability......................................................      1,032,012      1,032,012
                                                                                   ------------   ------------
          Total liabilities.....................................................      3,528,925      4,858,965
                                                                                   ------------   ------------

Commitments and contingent liabilities (Note 2)

Stockholders' equity:
     Preferred stock, $.001 par value, 20,000,000 shares authorized;
          none issued...........................................................              -              -
     Common stock, $.001 par value, 80,000,000 shares authorized;
          22,294,040 and 22,159,374 shares issued and outstanding, respectively          22,294         22,159
     Additional paid-in capital.................................................     42,981,095     42,293,556
     Accumulated deficit........................................................    (29,969,754)   (28,563,187)
                                                                                   ------------   ------------
          Total stockholders' equity............................................     13,033,635     13,752,528
                                                                                   ------------   ------------
                                                                                   $ 16,562,560   $ 18,611,493
                                                                                   ============   ============

  The accompanying notes are an integral part of these financial statements.

                                 KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              UNAUDITED
                                                      THREE MONTHS ENDED MARCH 31,
                                                           1996           1995
Contract revenue.....................................   $    8,410    $    79,829
Interest and other income............................       57,044          1,314
                                                       ------------   ------------
     Total revenue...................................       65,454         81,143
                                                       ------------   ------------

Marketing, general and administrative expenses.......      775,616        597,714
Depreciation and amortization........................      434,122        403,773
Research and development.............................       80,000         75,000
Demonstration plant and laboratory operations........      154,518         66,321
Interest expense.....................................       27,765        339,578
                                                       ------------   ------------
     Total expenses..................................    1,472,021      1,482,386
                                                       ------------   ------------

Net Loss.............................................  $(1,406,567)   $(1,401,243)
                                                       ------------   ------------

Net Loss Per Share...................................  $      (.06)   $      (.08)
                                                       ============   ============

Weighted Average Shares Outstanding..................    22,291,000     17,058,000
                                                       ============   ============







   The accompanying notes are an integral part of these financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                UNAUDITED
                                                                       THREE MONTHS ENDED MARCH 31,

                                                                            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.......................................................     $(1,406,567)   $(1,401,243)
     Adjustments to reconcile net loss to cash used
         for operating activities:
               Depreciation and amortization........................         434,122        403,773
               Amortization of notes payable issuance discount......               -        253,500
               Other................................................         (28,941)             -
     Changes in assets and liabilities:
          Decrease (increase) in accounts receivable................         (99,107)       (22,486)
          Decrease (increase) in prepaid expenses...................         (21,309)       (14,000)
          Increase (decrease) in accounts payable...................        (119,657)       (92,681)
          Increase (decrease) in accrued expenses...................        (204,503)        77,231
          Increase (decrease) in due to related parties.............         (61,638)       (18,000)
          Increase (decrease) in interest payable...................         (73,911)        16,952
                                                                         ------------   ------------
Cash used for operating activities..................................      (1,581,511)      (796,954)
                                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Development costs credited to KFX Fuel Partners, L.P...........               -       (128,848)
     Purchases of equipment.........................................          (5,720)             -
     Other..........................................................               -        (15,917)
                                                                         ------------   ------------
Cash used for investing activities..................................          (5,720)      (144,765)
                                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock, net of placement fees......               -        460,000
     Proceeds from issuance of notes payable........................               -        655,000
     Payments on notes payable......................................        (153,716)       (58,272)
                                                                         ------------   ------------
Cash provided from (used for)
         financing activities.......................................        (153,716)     1,056,728
                                                                         ------------   ------------

Net increase (decrease) in cash and cash equivalents................      (1,740,947)       115,009
Cash and cash equivalents, beginning of period......................       2,870,039         79,264
                                                                         ------------   ------------
Cash and cash equivalents, end of period............................     $ 1,129,092    $   194,273
                                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.........................................     $   101,650    $    69,082
     Cash paid for income taxes.....................................               -          2,500

   The accompanying notes are an integral part of these financial statements.

                                 KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three Months Ended March 31, 1996
- ---------------------------------

          During January 1996, the Company issued 41,426 shares of common stock under its Restricted Stock Plan in payment of 1995 board of director fees totaling $209,780 that were included in due to related parties at December 31, 1995.

          During January 1996, the Company issued 93,240 shares of common stock, and issued a common stock purchase warrant for 100,000 shares of common stock for $4.00 per share, in exchange for professional service fee obligations totaling $477,894 that were included in accrued expenses at December 31, 1995.

Three Months Ended March 31, 1995
- ---------------------------------

          During January 1995, the Company issued 40,312 shares of common stock under its Restricted Stock Plan in payment of 1994 board of director fees totaling $167,315.

          During January 1995, the Company issued 53,798 shares of common stock in exchange for professional service fee obligations totaling $265,294 that were included in accounts payable and accrued expenses at December 31, 1994.

          In February 1995, the Company issued 254,460 shares of common stock in exchange for obligations existing under certain promissory notes totaling approximately $1,035,000.







   The accompanying notes are an integral part of these financial statements.

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiary, KFX Wyoming Inc. ("KFXW"), and its majority-owned subsidiaries, KFX Technology Inc. ("KFXT", formerly Energy Brothers Technology, Inc.), Atlantic Partners Ltd. ("APL"), and Heartland Fuels Corporation ("HFC"). All significant intercompany transactions have been eliminated in consolidation.

          The consolidated financial statements at March 31, 1996, and for the three-month periods ending March 31, 1996 and 1995 have been prepared without audit. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1995 included in the Company's Form 10-KSB. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations expected for the year ended December 31, 1996.

          Net loss per common share for the three months ended March 31, 1996 and 1995 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

          Certain reclassifications have been made to the 1995 financial statements to conform to the current year presentation.


NOTE 2.   COMMITMENTS AND CONTINGENT LIABILITIES

          In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action has been removed to the United States District Court for the District of Wyoming. The Company's lawsuit requests that the court enter a declaratory judgment that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. The Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations.

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)


NOTE 3.   EVENTS SUBSEQUENT TO MARCH 31, 1996

          In April 1996, the Wyoming Department of Environmental Quality, Land Quality Division, issued to KFX Wyoming, Inc. a reclamation and mine operating permit relating to certain coal mining properties owned by the Company. As a result, a reclamation deposit, including accrued interest, totaling approximately $1,551,000 was refunded to the Company. Additionally, a pledge of four million shares of the Company's common stock, held by an officer and director of the Company, to Thermo Ecotek Corporation relating to the Company's obligation to obtain the reclamation permit was canceled.

          In April 1996, the Company issued 237,000 shares of common stock relating to the exercise of common stock purchase warrants that resulted in gross proceeds to the Company of approximately $926,000.

          In April 1996, the Company paid in full a promissory note in the amount of approximately $335,000 that was originally scheduled to mature in August 1998.

K-Fuel, L.L.C.
- --------------

          In April 1996, the Company and Kennecott Alternative Fuels, Inc. ("KECC"), a wholly-owned subsidiary of Kennecott Energy and Coal Company, formed K-Fuel, L.L.C., a Delaware limited liability company ("K-Fuel LLC"). Pursuant to the Limited Liability Company Agreement of K-Fuel LLC (the "Agreement"), K-Fuel LLC will provide support for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of plants or facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Commercial Projects will be constructed by separate entities in which KECC, the Company or both will have an equity interest and which will receive a sublicense from K-Fuel LLC for the K-Fuel Technology.

          Initially, the Company will have a 51% interest in K-Fuel LLC and KECC will have a 49% interest. At such time as entities in which KECC has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, KECC will have a 51% interest in K-Fuel LLC and the Company will have a 49% interest. The initial capital contributions to K-Fuel LLC by KECC and the Company were $1,001,000 and $1,000, respectively. Subsequently, K-Fuel LLC made a payment of $1,000,000 of such capital contribution to the Company in consideration for the Company entering into the Agreement. Subject to certain conditions, KECC has also agreed to pay to K-Fuel LLC such amounts as may be necessary for all research and development costs incurred by K-Fuel LLC, up to $4,000,000.

          ln connection with the Agreement, the Company granted K-Fuel LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the K-Fuel Technology, except to the extent that it pertains to the beneficiation or restructuring of coal or coal related feedstocks covered under the HFC License (as defined below) (the "KFX License"). In addition, Heartland Fuels Corporation, an 85 % owned subsidiary of the Company, granted K-Fuel LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the Series "A" and Series "B" K-Fuel Technology, as it pertains to the beneficiation or restructuring of coal or coal related feedstocks (the "HFC License"). Both the KFX License and the HFC License specify minimum terms and provisions for any sublicenses granted by K-Fuel LLC to third parties.

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The discussion to follow is based on forward-looking information which is subject to numerous risks and uncertainties, and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 6 of the Company's Form 10-KSB for the year ended December 31, 1995.

          Since its inception, the Company has not generated any material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of beneficiated fuel products. All revenues have been derived from ancillary sources not directly related to the Company's efforts to commercialize the K-Fuel Technology. Until the Company successfully negotiates additional third-party licensing and royalty agreements and/or independently constructs and operates its own production facilities, net operating losses will continue. As such, the Company will be dependent on non-operating funding sources to sustain its operations in the near term (twelve to eighteen months).

LIQUIDITY AND CAPITAL RESOURCES

          The current near-term  funding sources available to the Company are
(1) cash on hand, which as of May 10, 1996 was approximately $3.4 million; (2) a stock purchase agreement with Thermo Ecotek Corporation providing for the sale of up to 1.25 million shares of the Company's common stock during a two-month period beginning in December 1996 for proceeds to the Company of up to $2.5 million; (3) the expected start-up of the KFX Fuel Partners, L.P. production facility near Gillette, Wyoming in the fourth quarter 1996, resulting in royalty payments, net profits interest, and possibly certain management fees to the Company; (4) the exercise of certain outstanding common stock purchase warrants, which could result in proceeds to the Company in late 1996 of up to approximately $0.5 million; and (5) certain cost reimbursements from K-Fuel LLC relating to a collective research and development program conducted by the Company in conjunction with Kennecott Alternative Fuels, Inc., the Company's joint venture partner in K-Fuel LLC.

          The Company is confident that the current cash on hand and the expected cost sharing payments from K-Fuel LLC will be sufficient to fund the Company's current operating requirements until the second or third quarter of 1997. In the event Thermo Ecotek Corporation does not exercise its option, under certain conditions, to purchase up to 1.25 million shares of the Company's common stock in December 1996 or January 1997 for proceeds to the Company of up to $2.5 million, the Company will be required to seek additional funding sources in late 1997 or early 1998. Additionally, the Company is actively pursuing other K-Fuel project development opportunities in the U.S. and internationally. However, the Company does not expect any material operating revenues (i.e., license fees, royalties and operating profits) to materialize from such projects in the next twelve to eighteen months based on currently known facts and circumstances.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1996 VS. QUARTER ENDED MARCH 31, 1995

          Marketing, general and administrative expenses increased by approximately $178,000 in the 1996 period over the 1995 period. The increase is generally attributable to the Company's increased project development efforts. Specifically, the Company incurred approximately $68,000 in consulting fees and travel expenses in the first quarter of 1996 (vs. none in the comparable 1995 period) related to its project development efforts in Indonesia. Legal fees specifically associated with the K-Fuel LLC joint venture agreement reached in April 1996 were approximately $46,000 in the first quarter 1996. Another significant portion of the increase in the 1996 period was a one-time $50,000 listing fee with the American Stock Exchange, on which the Company's common stock began trading in late January 1996.

          The increase in depreciation and amortization expense in the 1996 period is attributable to the Series "C" patents acquisition for approximately $1.3 million in August 1995, which is being amortized over a fifteen year period.

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


          The increase in demonstration plant and laboratory operations in the 1996 period is attributable to increased efforts associated with overall project development activities, with particular emphasis on proposed K-Fuel projects in Indonesia, Turkey and the KFX Fuel Partners project currently under construction adjacent to the demonstration plant and laboratory facility. The Company expects that a substantial portion of its demonstration plant and laboratory operations, as well as research and development expenses, will prospectively be absorbed by K-Fuel LLC beginning late in the second quarter or early in the third quarter of 1996.

          The decrease in interest expense in the 1996 period is generally attributable to the substantially lower debt balances outstanding in the 1996 period.

                                   KFX INC.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Refer to Note 2 of the consolidated financial statements regarding the Company's current litigation action against Fru-Con.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)    EXHIBITS

             EXHIBIT NO.    EXHIBIT DESCRIPTION
             -----------    -------------------
                 27         Financial Data Schedule