Form 10-Q
period 1996-06-30
KFX INC
filed 1996-08-12
CIK 912365

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 0-23634

                                    KFX INC.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                  84-1079971
          --------                                  ----------
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

(X) Yes    ( ) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 1996:

Common Stock, $.001 par value
22,531,040 shares

                                    KFX INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     INDEX

- --------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                         PAGE
                                                                                      ------
Item 1.  Consolidated Financial Statements
     Consolidated Balance Sheets - June 30, 1996 (Unaudited) and December 31, 1995...    3
     Consolidated Statements of Operations - Six Months Ended
          June 30, 1996 and 1995 (Unaudited).........................................    4
     Consolidated Statements of Operations - Three Months Ended
          June 30, 1996 and 1995 (Unaudited).........................................    5
     Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 1996 and 1995 (Unaudited).........................................   6,7
     Notes to Consolidated Financial Statements (Unaudited)..........................    8

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................................   10

PART II.  OTHER INFORMATION.......................................................... 12, 13

SIGNATURES...........................................................................   14

                                 KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       1996           1995
                                     ASSETS                                         (UNAUDITED)
                                     ------
Current:
     Cash and cash equivalents.................................................... $  2,584,759   $  2,870,039
     Reclamation deposit..........................................................            -      1,503,032
     Accounts receivable..........................................................      137,416         26,002
     Prepaid expenses.............................................................      265,735        281,711
                                                                                   ------------   ------------
          Total current assets....................................................    2,987,910      4,680,784
                                                                                   ------------   ------------
Property, plant and equipment, net of accumulated depreciation....................    5,219,513      5,619,546
Patents, net of accumulated amortization..........................................    3,955,200      4,273,583
Investment in KFX Fuel Partners, L.P..............................................    2,792,304      2,792,304
Property held for sale............................................................    1,032,012      1,032,012
Advance royalty payment...........................................................      500,000              -
Other assets......................................................................      314,844        213,264
                                                                                   ------------   ------------
                                                                                   $ 16,801,783   $ 18,611,493
                                                                                   ============   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current:
     Accounts payable............................................................. $  1,083,501   $    836,538
     Accrued expenses and other liabilities.......................................      100,356        698,765
     Due to related parties.......................................................      325,596        585,814
     Interest payable.............................................................       38,913         91,985
     Current maturities of long-term debt.........................................       66,000        214,000
                                                                                   ------------   ------------
          Total current liabilities...............................................    1,614,366      2,427,102
                                                                                   ------------   ------------
Long-term debt, less current maturities...........................................    1,205,000      1,399,851
Mine reclamation liability........................................................    1,032,012      1,032,012
                                                                                   ------------   ------------
          Total liabilities.......................................................    3,851,378      4,858,965
                                                                                   ------------   ------------

Commitments and contingent liabilities (Note 2)

Stockholders' equity:
     Preferred stock, $.001 par value, 20,000,000 shares authorized;
          none issued.............................................................            -              -
     Common stock, $.001 par value, 80,000,000 shares authorized;
          22,531,040 and 22,159,374 shares issued and outstanding, respectively...       22,531         22,159
     Additional paid-in capital...................................................   43,833,238     42,293,556
     Accumulated deficit..........................................................  (30,905,364)   (28,563,187)
                                                                                   ------------   ------------
          Total stockholders' equity..............................................   12,950,405     13,752,528
                                                                                   ------------   ------------
                                                                                   $ 16,801,783   $ 18,611,493
                                                                                   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                    KFX INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            UNAUDITED
                                                    SIX MONTHS ENDED JUNE 30,

                                                       1996           1995
K-Fuel, L.L.C. joint venture fee.................. $ 1,000,000    $         -
Contract revenue..................................       8,410        133,271
Interest and other income.........................     128,238         10,808
                                                   -----------    -----------
 Total revenue....................................   1,136,648        144,079
                                                   -----------    -----------

Marketing, general and administrative expenses....   1,924,796      1,380,314
Depreciation and amortization.....................     930,365        807,545
Research and development..........................     200,000        137,000
Demonstration plant and laboratory operations,
 net of third party reimbursements................     337,523        143,104
Litigation settlement.............................           -        800,000
Interest expense..................................      86,141        483,151
                                                   -----------    -----------
 Total expenses...................................   3,478,825      3,751,114
                                                   -----------    -----------

Net Loss.......................................... $(2,342,177)   $(3,607,035)
                                                   -----------    -----------

Net Loss Per Common Share.........................       $(.10)         $(.21)
                                                   ===========    ===========

Weighted Average Common Shares Outstanding........  22,374,000     17,237,000
                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          UNAUDITED
                                                  THREE MONTHS ENDED JUNE 30,

                                                      1996           1995

K-Fuel, L.L.C. joint venture fee................. $ 1,000,000    $         -
Contract revenue.................................           -         53,442
Interest and other income........................      71,194          9,494
                                                  -----------    -----------
 Total revenue...................................   1,071,194         62,936
                                                  -----------    -----------

Marketing, general and administrative expenses...   1,149,180        782,600
Depreciation and amortization....................     496,243        403,773
Research and development.........................     120,000         62,000
Demonstration plant and laboratory operations,
 net of third party reimbursements...............     183,005         76,782
Litigation settlement............................           -        800,000
Interest expense.................................      58,376        143,574
                                                  -----------    -----------
 Total expenses..................................   2,006,804      2,268,729
                                                  -----------    -----------

Net Loss......................................... $  (935,610)   $(2,205,793)
                                                  -----------    -----------

Net Loss Per Common Share........................       $(.04)         $(.13)
                                                  ===========    ===========

Weighted Average Common Shares Outstanding.......  22,486,000     17,480,000
                                                  ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      UNAUDITED
                                                                               SIX MONTHS ENDED JUNE 30,

                                                                                 1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................................... $(2,342,177)   $(3,607,035)
 Adjustments to reconcile net loss to cash used for operating activities:
  Depreciation and amortization..............................................     930,365        807,545
  Amortization of notes payable issuance discount............................           -        273,000
  Litigation settlement......................................................           -        800,000
  Other......................................................................     (32,942)        (5,437)
 Changes in assets and liabilities:
  Increase in accounts receivable............................................    (111,414)          (952)
  Increase in prepaid expenses...............................................    (227,149)        (7,000)
  Decrease in reclamation deposit............................................   1,503,032              -
  Increase (decrease) in accounts payable....................................     279,905        (73,355)
  Increase (decrease) in accrued expenses....................................    (120,515)        61,212
  Increase (decrease) in due to related parties..............................     (50,438)        65,000
  Increase (decrease) in interest payable....................................     (53,072)        64,921
                                                                              -----------    -----------
Cash used for operating activities...........................................    (224,405)    (1,622,101)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Development costs credited to KFX Fuel Partners, L.P........................           -       (120,341)
 Advance royalty payment.....................................................    (300,000)             -
 Purchases of equipment......................................................     (69,404)             -
 Other.......................................................................      (1,000)       (37,908)
                                                                              -----------    -----------
Cash used for investing activities...........................................    (370,404)      (158,249)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock, net of placement fees...................     852,380      1,306,875
 Proceeds from issuance of notes payable.....................................           -      1,155,000
 Payments on notes payable...................................................    (542,851)      (455,405)
                                                                              -----------    -----------
Cash provided from financing activities......................................     309,529      2,006,470
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents.........................    (285,280)       226,120
Cash and cash equivalents, beginning of period...............................   2,870,039         79,264
                                                                              -----------    -----------
Cash and cash equivalents, end of period..................................... $ 2,584,759    $   305,384
                                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                    KFX INC.


                                                              UNAUDITED
                                                      SIX MONTHS ENDED JUNE 30,

                                                        1996             1995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest.............................  $139,187         $125,347
 Cash paid for income taxes.........................         -            2,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 1996
- ------------------------------

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

     In June 1996, the Company entered into a royalty amendment agreement whereby the Company issued a promissory note in the amount of $200,000, payable in June 1998. See Note 5.

Six Months Ended June 30, 1995
- ------------------------------

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

     In May 1995, the Company issued 10,000 shares of common stock to settle a legal claim against the Company.



   The accompanying notes are an integral part of these financial statements.

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiary, KFX Wyoming Inc. ("KFXW"), and its majority-owned subsidiaries, KFX Technology Inc. ("KFXT", formerly Energy Brothers Technology, Inc.), Atlantic Partners Ltd. ("APL"), and Heartland Fuels Corporation ("HFC"). The Company's 51 percent interest in K-Fuel, L.L.C. ("K-Fuel") is not consolidated as the net income and loss of K-Fuel is allocated (by written agreement) 100 percent to Kennecott Energy and Coal Company during the intial research and development period of K-Fuel, which is expected to be until approximately the fourth quarter of 1997. All significant intercompany transactions have been eliminated in consolidation.

     The consolidated financial statements at June 30, 1996, and for the six-month and three-month periods ending June 30, 1996 and 1995 have been prepared without audit. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1995 included in the Company's Form 10-KSB. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of the results of operations expected for the year ended December 31, 1996.

     Net loss per common share for the six months and three months ended June 30, 1996 and 1995 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

     Certain reclassifications have been made to the 1995 financial statements to conform to the current year presentation.


NOTE 2.  COMMITMENTS AND CONTINGENT LIABILITIES

     In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action has been moved to the United States District Court for the District of Wyoming. The Company's lawsuit requests that the court enter a declaratory judgment that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. The Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations.

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)


NOTE 3.  K-FUEL, L.L.C.

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

     Initially, the Company will have a 51 percent interest in K-Fuel LLC and KECC will have a 49 percent interest, except to the extent of certain research and development costs, which by written agreement are allocated 100 percent to KECC. At such time as entities in which KECC has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, KECC will have a 51 percent interest in K-Fuel LLC and the Company will have a 49 percent interest. The initial capital contributions to K-Fuel LLC by KECC and the Company were $1,001,000 and $1,000, respectively. Subsequently, K-Fuel LLC made a payment of $1,000,000 of such capital contribution to the Company in consideration for the Company entering into the Agreement, which has been recorded by the Company as joint venture fee revenue in the quarter ended June 30, 1996. Subject to certain conditions, KECC has also agreed to pay to K-Fuel LLC such amounts as may be necessary for all research and development costs incurred by K-Fuel LLC, up to $4,000,000.

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


NOTE 4.  ROYALTY AGREEMENT

     In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology, whereby Mr. Koppelman will receive royalty payments of 25 percent of the Company's future net license fees and royalties related to the K-Fuel Technology. All royalty payments to Mr. Koppelman under the new royalty agreement will reduce a total contingent royalty obligation of approximately $75.2 million currently owed by the Company to Mr. Koppelman. Prior to this royalty amendment agreement, the Company was obligated to pay Mr. Koppelman a royalty of two percent of gross sales of K-Fuel products, not to exceed $0.84 per ton of production, regardless of the net royalties received by the Company.

     In consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 cash and issued a $200,000 promissory note payable in June 1998. The total consideration of $500,000 has been recorded as an advance royalty payment at June 30, 1996.

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion to follow is based on forward-looking information which is subject to numerous risks and uncertainties, and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 6 of the Company's Form 10-KSB for the year ended December 31, 1995. Actual results could differ materially from those anticipated in the forward-looking information.

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

LIQUIDITY AND CAPITAL RESOURCES

     The current near-term funding sources available to the Company are (1) cash on hand, which as of August 8, 1996 was approximately $1.9 million; (2) a stock purchase option granted to Thermo Ecotek Corporation providing for the sale of up to 1.25 million shares of the Company's common stock during a two-month period beginning in December 1996 for proceeds to the Company of up to $2.5 million; (3) the expected start-up of the KFX Fuel Partners, L.P. production facility near Gillette, Wyoming in the fourth quarter 1996, which is expected to result in royalty payments, net profits interest, and possibly certain management fees to the Company; (4) the expected exercise of certain outstanding common stock purchase warrants, which could result in proceeds to the Company in late 1996 of up to approximately $0.5 million; and (5) certain cost reimbursements from K-Fuel LLC relating to a collective research and development program conducted by the Company in conjunction with Kennecott Alternative Fuels, Inc., the Company's joint venture partner in K-Fuel LLC. See
Note 3 to the consolidated financial statements.

     The Company is confident that the current cash on hand and the expected cost sharing payments from K-Fuel LLC will be sufficient to fund the Company's current operating requirements until the second or third quarter of 1997. In the event Thermo Ecotek Corporation does not exercise its option, under certain conditions, to purchase up to 1.25 million shares of the Company's common stock in December 1996 or January 1997 for proceeds to the Company of up to $2.5 million, the Company will be required to seek additional funding sources in late 1997 or early 1998. Additionally, the Company is actively pursuing other K-Fuel project development opportunities in the U.S. and internationally. However, the Company does not expect any material operating revenues (i.e., license fees, royalties and operating profits) to materialize from such projects in the next twelve to eighteen months based on currently known facts and circumstances. The Company may be required to obtain additional financing for an equity participation interest, if any, in any future K-Fuel production facilities.
The Company does not currently have any commitments with respect to additional financing, and there can be no assurance that such financing would be available on terms acceptable to the Company, if at all.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED
                        JUNE 30, 1995

     The $1 million K-Fuel, L.L.C. joint venture fee was realized in April 1996 upon the completion of the joint venture agreement with KECC.

       Marketing, general and administrative expenses increased by approximately $542,000 in the 1996 period over the 1995 period. The increase is generally attributable to the Company's increased project development efforts, as well as legal fees associated with the K-Fuel, L.L.C. joint venture agreement. Specifically, the Company incurred

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


approximately $134,000 in consulting fees and travel expenses in the first six months of 1996 (vs. none in the comparable 1995 period) related to its project development efforts in Indonesia. Legal fees specifically associated with the K-Fuel, L.L.C. joint venture agreement reached in April 1996 were approximately $328,000. Another significant portion of the increase in the 1996 period was a one-time $50,000 listing fee with the American Stock Exchange, on which the Company's common stock began trading in late January 1996.

       The increase in depreciation and amortization expense in the 1996 period is attributable to the Series "C" patents acquisition for approximately $1.3 million in August 1995, which is being amortized over a fifteen year period.

       The increase in research and development expenses and demonstration plant and laboratory operations in the 1996 period is attributable to increased efforts associated with overall project development activities, with particular emphasis on proposed K-Fuel projects in Indonesia, Turkey and the KFX Fuel Partners project currently under construction adjacent to the demonstration
plant and laboratory facility.   The Company expects that a substantial portion
of its demonstration plant and laboratory operations, as well as research and development expenses, will prospectively be reimbursed by K-Fuel, L.L.C. beginning in the third quarter of 1996.

     The decrease in interest expense in the 1996 period is generally attributable to the substantially lower debt balances outstanding in the 1996 period.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED
                        JUNE 30, 1995

     The $1 million K-Fuel, L.L.C. joint venture fee was realized in April 1996 upon the completion of the joint venture agreement with KECC.

     Marketing, general and administrative expenses increased by approximately $372,000 in the 1996 period over the 1995 period. The increase is generally attributable to the Company's increased project development efforts, as well as legal fees associated with the successful K-Fuel, L.L.C. joint venture agreement discussed previously for the six months ended June 30, 1996.

       The increase in depreciation and amortization expense in the 1996 period is attributable to the Series "C" patents acquisition for approximately $1.3 million in August 1995, which is being amortized over a fifteen year period.

       The increase in research and development expenses and demonstration plant and laboratory operations in the 1996 period is attributable to the reasons discussed previously for the six months ended June 30, 1996.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       An Annual Meeting of the Shareholders of the Company was held on June 20, 1996 for the purposes of (i) to elect two directors to the Board of Directors;
(ii) to approve the Company's 1996 Stock Option and Incentive Plan; and (iii) to ratify the selection of Price Waterhouse LLP as the Company's independent accountants for the year ended December 31, 1996.

     The following votes were cast by shareholders with respect to the election of directors named in the Company's proxy statement for the Annual Meeting:


                        SHARES VOTED FOR  SHARES VOTED AGAINST  SHARES ABSTAINED
                        ----------------  --------------------  ----------------
Mr. Jack C. Pester            18,885,697                30,500            12,350
Mr. Theodore Venners          18,914,697                 1,500            12,350

     The following votes were cast by shareholders with respect to the approval of the Company's 1996 Stock Option and Incentive Plan:

  SHARES VOTED FOR  SHARES VOTED AGAINST  SHARES ABSTAINED  BROKER NON-VOTES
  ----------------  --------------------  ----------------  ----------------
        16,041,313               262,771            38,775         2,585,688


     The following votes were cast by shareholders with respect to the selection of Price Waterhouse LLP as the Company's independent accountants for the year ended December 31, 1996:

           SHARES VOTED FOR  SHARES VOTED AGAINST  SHARES ABSTAINED
           ----------------  --------------------  ----------------
                 18,923,872                 1,500             3,175

                                                            KFX INC.

                          PART II - OTHER INFORMATION
                                  (CONTINUED)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

            EXHIBIT NO.    EXHIBIT DESCRIPTION
            -----------    -------------------
               10.1        Royalty Amendment Agreement dated June 3, 1996
                           between the Company, Edward Koppelman and Theodore
                           Venners.

               10.2        Promissory Note to Edward Koppelman dated June 3,
                           1996.

               27          Financial Data Schedule


          (B)  REPORTS ON FORM 8-K

               Form 8-K dated April 19, 1996 filed under Item 5 - Other Events.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KFX Inc.


                                        /s/ Jeffrey A. Hansen
                                        ---------------------------------------
                                        Jeffrey A. Hansen
                                        Controller and Chief Accounting Officer


                                        Date: August 8, 1996