Form 10-Q
period 1996-09-30
KFX INC
filed 1996-11-13
CIK 912365

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

(X)  Yes  ( )  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 1996:

Common Stock, $.001 par value
22,531,040 shares

                                   KFX INC.

          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----

Item 1.  Consolidated Financial Statements
   Consolidated Balance Sheets - September 30, 1996 (Unaudited)
     and December 31, 1995 ..........................................     3
   Consolidated Statements of Operations - Three Months Ended
     September 30, 1996 and 1995 (Unaudited) ........................     4
   Consolidated Statements of Operations - Nine Months Ended
     September 30, 1996 and 1995 (Unaudited) ........................     5
   Consolidated Statements of Cash Flows - Nine Months Ended
     September 30, 1996 and 1995 (Unaudited) ........................    6,7
   Notes to Consolidated Financial Statements (Unaudited) ...........     8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................    10


PART II.  OTHER INFORMATION .........................................    13

SIGNATURES ..........................................................    14

                                    KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1996           1995
                 ASSETS                            (UNAUDITED)
                 ------
Current:
 Cash and cash equivalents.....................   $  1,480,780   $  2,870,039
 Reclamation deposit...........................              -      1,503,032
 Accounts receivable...........................        410,332         26,002
 Prepaid expenses..............................        160,316        281,711
                                                  ------------   ------------
  Total current assets.........................      2,051,428      4,680,784
                                                  ------------   ------------
Property, plant and equipment, net of
  accumulated depreciation.....................      5,068,105      5,619,546
Patents, net of accumulated amortization.......      3,832,919      4,273,583
Investment in KFX Fuel Partners, L.P...........      2,792,304      2,792,304
Investment in K-Fuel, L.L.C....................        194,047              -
Property held for sale.........................      1,032,012      1,032,012
Advance royalty payment........................        500,000              -
Other assets...................................        307,948        213,264
                                                  ------------   ------------
                                                  $ 15,778,763   $ 18,611,493
                                                  ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current:
 Accounts payable..............................   $    939,800   $    836,538
 Accrued expenses and other liabilities........        279,214        698,765
 Due to related parties........................        333,296        585,814
 Interest payable..............................         59,235         91,985
 Current maturities of long-term debt..........        110,000        214,000
                                                  ------------   ------------
  Total current liabilities....................      1,721,545      2,427,102
                                                  ------------   ------------
Long-term debt, less current maturities........      1,140,000      1,399,851
Mine reclamation liability.....................      1,032,012      1,032,012
                                                  ------------   ------------
  Total liabilities............................      3,893,557      4,858,965
                                                  ------------   ------------

Commitments and contingent liabilities (Note 2)

Stockholders' equity:
 Preferred stock, $.001 par value,
   20,000,000 shares authorized;
   none issued.................................              -              -
 Common stock, $.001 par value,
   80,000,000 shares authorized;
   22,531,040 and 22,159,374 shares
   issued and outstanding, respectively........         22,531         22,159
 Additional paid-in capital....................     43,833,238     42,293,556
 Accumulated deficit...........................    (31,970,563)   (28,563,187)
                                                  ------------   ------------
  Total stockholders' equity...................     11,885,206     13,752,528
                                                  ------------   ------------
                                                  $ 15,778,763   $ 18,611,493
                                                  ============   ============

  The accompanying notes are an integral part of these financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          UNAUDITED
                                                THREE MONTHS ENDED SEPTEMBER 30,

                                                       1996           1995
Contract revenue............................     $    310,370   $     44,763
Interest and other income...................           21,414        105,441
                                                 ------------   ------------
   Total revenue............................          331,784        150,204
                                                 ------------   ------------

Marketing, general and administrative
  expenses..................................          510,043      2,613,549
Depreciation and amortization...............          490,058        411,273
Research and development....................          109,333         67,122
Demonstration plant and laboratory
  operations................................          251,441         72,155
Interest expense............................           36,108        135,080
                                                 ------------   ------------
   Total expenses...........................        1,396,983      3,299,179
                                                 ------------   ------------

Net Loss Before Income Taxes and
  Extraordinary Item........................       (1,065,199)    (3,148,975)
Income Tax Benefit..........................                -        872,851
Net Loss Before Extraordinary Item..........       (1,065,199)    (2,276,124)
Extraordinary Item:
   Gain From Debt Settlement, Net of
     Income Taxes...........................                -      1,694,358
                                                 ------------   ------------
Net Loss....................................     $ (1,065,199)  $   (581,766)
                                                 ============   ============

Per Share Information:
   Net Loss Before Income Taxes and
     Extraordinary Item.....................     $       (.05)  $       (.17)
                                                 ============   ============
   Net Loss Before Extraordinary Item.......     $       (.05)  $       (.12)
                                                 ============   ============
   Net Loss.................................     $       (.05)  $       (.03)
                                                 ============   ============

   Weighted Average Common Shares
     Outstanding............................       22,531,000     19,023,000
                                                 ============   ============




  The accompanying notes are an integral part of these financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           UNAUDITED
                                                 NINE MONTHS ENDED SEPTEMBER 30,

                                                       1996           1995

K-Fuel, L.L.C. joint venture fee...........       $ 1,000,000    $         -
Contract revenue...........................           318,781        178,034
Interest and other income..................           149,651        116,249
                                                  -----------    -----------
     Total revenue.........................         1,468,432        294,283
                                                  -----------    -----------
Marketing, general and administrative
 expenses..................................         2,434,839      3,993,864
Depreciation and amortization..............         1,420,423      1,218,817
Research and development...................           309,333        204,122
Demonstration plant and laboratory
 operations................................           588,964        215,259
Litigation settlement......................                 -        800,000
Interest expense...........................            36,108        618,231
                                                  -----------    -----------
     Total expenses........................         4,875,808      7,050,293
                                                  -----------    -----------

Net Loss Before Income Taxes and
 Extraordinary Item........................        (3,407,376)    (6,756,010)
                                                  -----------    -----------
Income Tax Benefit.........................                 -        872,851
                                                  -----------    -----------
Net Loss Before Extraordinary Item.........        (3,407,376)    (5,883,159)
Extraordinary Item:
     Gain From Debt Settlement, Net of
      Income Taxes.........................                 -      1,694,358
                                                  -----------    -----------
Net Loss...................................       $(3,407,376)   $(4,188,801)
                                                  ===========    ===========
Per Share Information:
     Net Loss Before Income Taxes and......
      Extraordinary Item...................       $      (.15)   $      (.38)
                                                  ===========    ===========
     Net Loss Before Extraordinary Item....       $      (.15)   $      (.33)
                                                  ===========    ===========
     Net Loss..............................       $      (.15)   $      (.23)
                                                  ===========    ===========
     Weighted Average Common Shares
      Outstanding..........................        22,427,000     17,864,000
                                                  ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              UNAUDITED
                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,

                                                                                                         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................................          $(3,407,376)   $(4,188,801)
  Adjustments to reconcile net loss to cash used for operating activities:
    Income tax benefit and extraordinary gain from debt settlement........................                    -     (2,567,209)
    Depreciation and amortization.........................................................            1,420,423      1,218,817
    Amortization of notes payable issuance discount.......................................                    -        273,000
    Litigation settlement.................................................................                    -        800,000
    Common stock, stock options and warrants exchanged for services.......................                    -      1,653,384
    Promissory note exchanged for services................................................                    -        110,000
    Other.................................................................................               19,283        (92,089)
                                                                                                    -----------    -----------
  Changes in assets and liabilities:
    Increase in accounts receivable and prepaid expenses..................................             (632,788)       (19,343)
    Decrease (increase) in reclamation deposit............................................            1,503,032     (1,503,032)
    Increase (decrease) in accounts payable and other liabilities.........................              119,059         64,997
                                                                                                    -----------    -----------
Cash used for operating activities........................................................             (978,367)    (4,250,276)
                                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development costs credited to KFX Fuel Partners, L.P....................................                    -       (237,851)
  Investments in K-Fuel, L.L.C............................................................             (245,762)             -
  Patents acquisition.....................................................................              (26,110)    (1,000,000)
  Advance royalty payment.................................................................             (300,000)             -
  Purchases of equipment..................................................................             (127,549)             -
  Other...................................................................................                    -        (58,022)
                                                                                                    -----------    -----------
Cash used for investing activities........................................................             (699,421)    (1,295,873)
                                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of placement fees...............................              852,380      7,096,875
  Proceeds from issuance of notes payable.................................................                    -      1,490,000
  Payments on notes payable...............................................................             (563,851)    (2,131,447)
                                                                                                    -----------    -----------
Cash provided from financing activities...................................................              288,529      6,455,428
                                                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents......................................           (1,389,259)       909,279
Cash and cash equivalents, beginning of period............................................            2,870,039         79,264
Cash and cash equivalents, end of period..................................................          $ 1,480,780    $   988,543
                                                                                                    ===========    ===========




  The accompanying notes are an integral part of these financial statements.

                                   KFX INC.

                                                           UNAUDITED
                                                NINE MONTHS ENDED SEPTEMBER 30,

                                                        1996       1995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Cash paid for interest ..............         $ 154,849    $ 229,985


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended September 30, 1996
------------------------------------

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

Nine Months Ended September 30, 1995
------------------------------------

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

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiary, KFX Wyoming Inc. ("KFXW"), and its majority-owned subsidiaries, KFX Technology Inc. ("KFXT", formerly Energy Brothers Technology, Inc.), Atlantic Partners Ltd. ("APL"), and Heartland Fuels Corporation ("HFC"). The Company's 51 percent interest in K-Fuel, L.L.C. ("K-Fuel") is not consolidated as the net loss of K-Fuel, which is primarily comprised of research and development expenses, is allocated (by written agreement) 100 percent to Kennecott Energy and Coal Company during the intial research and development period of K-Fuel, which is expected to be until approximately the fourth quarter of 1997. All significant intercompany transactions have been eliminated in consolidation.

     The consolidated financial statements at September 30, 1996, and for the nine-month and three-month periods ending September 30, 1996 and 1995 have been prepared without audit. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1995 included in the Company's Form 10-KSB. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of the results of operations expected for the year ended December 31, 1996.

     Net loss per common share for the nine months and three months ended September 30, 1996 and 1995 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

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

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)


NOTE 3.  K-FUEL, L.L.C.

         In April 1996, the Company and Kennecott Alternative Fuels, Inc. ("KECC"), a wholly-owned subsidiary of Kennecott Energy and Coal Company, formed K-Fuel, L.L.C., a Delaware limited liability company ("K-Fuel LLC"). The purpose of K-Fuel LLC is to further develop the K-Fuel Technology, market K-Fuel products, develop plant projects for the commercial production of K-Fuel products ("Commercial Projects), form entities to construct and own Commercial Projects ("Project Entities"), and grant sublicenses to Project Entities. The license granted to K-Fuel LLC specifies minimum terms and provisions for license fees and production royalties to be paid by Project Entities directly to the Company and provides that Commercial Projects be built through Project Entities rather than by K-Fuel LLC. The Company retained the right to develop its own Project Entities in the event KECC declines participation, and K-Fuel LLC must grant sublicenses to such entities.

         Initially, the Company will have a 51 percent interest in K-Fuel LLC and KECC will have a 49 percent interest, except to the extent of certain research and development costs, which by written agreement are allocated 100 percent to KECC. At such time as entities in which KECC has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, KECC will have a 51 percent interest in K-Fuel LLC and the Company will have a 49 percent interest. The initial capital contributions to K-Fuel LLC by KECC and the Company were $1,001,000 and $1,000, respectively. Subsequently, K-Fuel LLC made a payment of $1,000,000 of such capital contribution to the Company in consideration for the Company entering into the Agreement, which was recorded by the Company as joint venture fee revenue in the quarter ended June 30, 1996. Subject to certain conditions, KECC has also agreed to pay to K-Fuel LLC such amounts as may be necessary for all research and development costs incurred by K-Fuel LLC, up to $4,000,000.

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The statements contained in this report, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the ability of the Company to generate revenue from the K-Fuel Technology, and the ability of the Company to achieve earnings per share growth through strategic alliances, joint ventures and other methods. The success of the Company's business operations is in turn dependent on factors such as the successful completion of the KFX Fuel Partners project, effectiveness of the Company's marketing strategies to market fuel product if and when the Project begins commercial operations, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the industry, and general economic conditions. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated events.
Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

     Since its inception, the Company has not generated any material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of beneficiated fuel products. Substantially all revenues have been derived from ancillary sources not directly related to the Company's efforts to commercialize the K-Fuel Technology. Until the Company successfully negotiates additional third-party licensing and royalty agreements and/or independently constructs and operates its own production facilities, net operating losses will continue. As such, the Company may be dependent on non-operating funding sources to sustain its operations in the near term.

LIQUIDITY AND CAPITAL RESOURCES

     The current near-term funding sources available to the Company are (1) cash in banks, which as of November 11, 1996 was approximately $1.1 million; (2) a stock purchase option granted to Thermo Ecotek Corporation providing for the sale of up to 1.25 million shares of the Company's common stock during a two-month period beginning in December 1996 for proceeds to the Company of up to $2.5 million; (3) the anticipated start-up of the KFX Fuel Partners, L.P. production facility near Gillette, Wyoming in the fourth quarter 1996, which is anticipated to result in royalty payments to the Company; (4) the anticipated exercise of certain outstanding common stock purchase warrants, which could result in proceeds to the Company in the fourth quarter 1996 of up to approximately $0.5 million; and (5) certain cost reimbursements from K-Fuel LLC relating to a collective research and development program conducted by the Company in conjunction with KECC, the Company's joint venture partner in K-Fuel LLC. See Note 3 to the consolidated financial statements.

     The Company feels that the current cash in banks, the anticipated warrant exercises in the fourth quarter 1996, and the anticipated cost reimbursements from K-Fuel LLC will be sufficient to fund the Company's current operating requirements until the second quarter of 1997. In the event Thermo Ecotek Corporation does not exercise its option, under certain conditions, to purchase up to 1.25 million shares of the Company's common stock in December 1996 or January 1997 for proceeds to the Company of up to $2.5 million, the Company will be required to seek additional funding in 1997. Additionally, the Company is actively pursuing other K-Fuel project development opportunities in the U.S. and internationally. However, the Company does not expect any material operating revenues (i.e., license fees, royalties and operating profits) to materialize from such projects, if at all, until at least the second quarter of 1997 based on currently known facts and circumstances. The Company may be required to obtain additional financing for an equity participation interest, if any, in any future K-Fuel production facilities. The Company does not currently have any

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


commitments with respect to additional financing, and there can be no assurance that such financing would be available on terms acceptable to the Company, if at all.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

     The increase in contract revenue, research and development expenses, and demonstration plant and laboratory operations in the 1996 period is attributable to the K-Fuel LLC research and development activities discussed below for the nine months ended September 30.

     The decrease in marketing, general and administrative expenses is for similar reasons as discussed below for the nine months ended September 30.

     The decrease in interest expense in the 1996 period is generally attributable to the substantially lower debt balances outstanding in the 1996 period.

     The income tax benefit and extraordinary gain from debt settlement in the 1995 period was attributable to a one-time debt settlement agreement. No further debt settlement transactions are anticipated by the Company.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

     The $1 million K-Fuel, L.L.C. joint venture fee was realized in April 1996
upon the completion of the joint venture agreement with KECC.   The increase in
contract revenue in the 1996 period is attributable to certain research and development work done for K-Fuel LLC beginning in the third quarter of 1996.

     Marketing, general and administrative expenses decreased by approximately $1.6 million in the 1996 period over the 1995 period. The decrease is generally attributable to certain legal, investment banking, and other performance fees incurred in the third quarter of 1995 relating to the successful start-up of construction of the KFX Fuel Partners production facility, and the investment in the Company by Thermo Ecotek Corporation in the same period. The aggregate decrease in such expenses totaled approximately $1.6 million. Additionally, the Company incurred approximately $0.3 million in specific promotional and investor relations expenses in the third quarter of 1995 which were not repeated in 1996. The indentified decreases in marketing, general and administrative expenses in 1996 were partially offset by approximately $0.3 million in legal fees attributable to the K-Fuel LLC joint venture agreement reached in April 1996.

     The increase in depreciation and amortization expense in the 1996 period is attributable to the Series "C" patents acquisition for approximately $1.3 million in August 1995, which is being amortized over a fifteen year period, as well as the amortization of certain advance insurance premium payments in the 1996 period that were not made in the 1995 period.

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The increase in research and development expenses and demonstration plant and laboratory operations in the 1996 period is attributable to increased efforts associated with overall project development activities, with particular emphasis on proposed K-Fuel projects in Indonesia, Turkey and the KFX Fuel Partners project currently under construction adjacent to the demonstration plant and laboratory facility, as well as work associated with K-Fuel LLC. A substantial portion of the increased reseach and development expenses in 1996 have been reimbursed to the Company by K-Fuel LLC.

     The decrease in interest expense in the 1996 period is generally attributable to the substantially lower debt balances outstanding in the 1996 period.

     The income tax benefit and extraordinary gain from debt settlement in the 1995 period was attributable to a one-time debt settlement agreement. No further debt settlement transactions are anticipated by the Company.

                                   KFX, INC.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Refer to Note 2 of the consolidated financial statements regarding the Company's current litigation action against Fru-Con.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

             EXHIBIT NO.      EXHIBIT DESCRIPTION
             -------------    -------------------
                27            Financial Data Schedule

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     KFX Inc.


                                     /s/ Jeffrey A. Hansen
                                     ----------------------------------
                                      Jeffrey A. Hansen
                                      Controller and Chief Accounting Officer


                                      Date: November 11, 1996