Form 10-K
period 1996-12-31
KFX INC
filed 1997-03-31
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------
                                   FORM 10-K
(Mark One)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-23634
                                    KFX INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      84-1079971
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

             1999 BROADWAY, SUITE 3200, DENVER, COLORADO USA  80202
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 293-2992
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

================================================================================
         TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
    Common Stock, $.001 par value              American Stock Exchange
================================================================================
       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will no be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

As of March 24, 1997, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $41,115,000. At March 24, 1997, 23,926,040 shares of common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 1997 are incorporated by reference into Part III.

                                    KFX INC.

                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         --------

                                                         PART I

Item 1.     Business .......................................................................................   1
Item 2.     Properties .....................................................................................  11
Item 3.     Legal Proceedings ..............................................................................  11
Item 4.     Submission of Matters to a Vote of Security Holders ............................................  11

                                                        PART II

Item 5.     Market for Common Stock and Related Stockholder Matters ........................................  12
Item 6.     Selected Financial Data ........................................................................  13
Item 7.     Management's Discussion and Analysis of Financial Condition and.................................
             Results of Operations .........................................................................  14
Item 8.     Financial Statements and Supplemental Data .....................................................  18
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures .....................................................................  18

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant .............................................  19
Item 11.    Executive Compensation .........................................................................  19
Item 12.    Security Ownership of Certain Beneficial Owners and Management .................................  19
Item 13.    Certain Relationships and Related Transactions .................................................  19

                                                        PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................  20



            SIGNATURES......................................................................................  23



                                    PART I

ITEM 1.   BUSINESS

GENERAL

          KFX Inc. (the "Company"), a Delaware corporation, is engaged in the business of licensing and commercializing a technology that enhances the combustion characteristics of coal and other carbonaceous solid fuels (the "K-Fuel Technology" or "Technology"). The K-Fuel Technology uses heat and pressure to physically and chemically transform high-moisture, low-energy per pound coal and other organic feedstocks into a lower-moisture, high-energy solid fuel ("K-Fuel").

          The K-Fuel Technology is comprised of three groups, or Series, of patents. The Series "A" and Series "B" Technology patents are based on hot gas and steam heat-transfer mediums, respectively. The Series "C" Technology is based on a nitrogen heat-transfer medium. The principal difference between the Series "A" and "B" Technologies and the Series "C" Technology is that Series "C" is based on a more simplified design with respect to the manufacturing equipment and facilities, resulting in lower capital costs. The Company anticipates that the Series "C" Technology will be primarily used for coal product manufacturing facilities, whereas the Series "A" and "B" Technologies will be primarily used for renewable resource (e.g., bagasse, municipal solid waste, sludge and wood waste, collectively referred to as "biomass") fuel product manufacturing facilities. The Company is currently focusing all of its commercialization efforts on the development of projects for the manufacture of coal fuel product using the Series "C" Technology. However, the Company intends to pursue the development of biomass fuel manufacturing plants at such time as a sufficient revenue stream exists from coal product plants. To date, one commercial-scale K-Fuel manufacturing facility has been constructed and is operational. See "Current Projects - KFX Fuel Partners."
                    -----------------

          In the Series "C" process, raw coal is crushed and screened before it is introduced into a steel alloy processing vessel that is then pressurized and heated indirectly using vertical tube heat exchangers. Nitrogen, serving as an inert, non-oxidizing heat-transfer medium, is admitted to the tube side of the processing vessel at a pressure of approximately 125 pounds per square inch ("psi"). After the nitrogen is inserted, it picks up heat from the walls of the tube and gradually expands to approximately 800 psi. Water is released from the coal during this expansion period. When the temperature in the tubes reaches in excess of 520 degrees Fahrenheit, any water remaining in the coal turns to steam and continues to process the raw coal. When the temperature of the coal reaches approximately 650 to 740 degrees Fahrenheit, the process is complete. The process takes 30 to 40 minutes to complete from initial loading of the raw coal into the processing vessels to final discharge of finished K-Fuel product.

          The principal benefit of the K-Fuel Technology in the United States is that the fuel produced from the process can allow electric power producers, manufacturers and other large-scale users of coal to meet the clean air standards imposed by the Clean Air Act, as amended by the Clean Air Act Amendments of 1990 (the "CAAA"). The principal benefit of the K-Fuel Technology in foreign markets is that low-rank indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either in internal markets or for export.

Domestic Market

          The CAAA is the primary stimulus for the developing United States market for beneficiated clean coal fuel products. Specifically, Title IV of the CAAA addresses acid rain, which is largely caused by airborne sulfur dioxide (SO\\2\\) particulates emitted from coal-fired power plants and other industrial facilities. The K-Fuel Technology addresses this problem by producing a coal fuel product that has SO\\2\\ emissions significantly below the levels required by the CAAA (the level of reduction can vary with the chemical composition of the coal feedstock).

          Title IV of the CAAA specifies a two-phase implementation schedule that primarily targets electric utility companies with annual generating capacities in excess of 25 megawatts (MW). Phase I implementation began on January 1, 1995, and affected 110 large, high-emission generating plants in 21 states (primarily in the industrial midwest). The emissions limit for these plants during Phase I is 2.5 lbs. SO\\2\\ per million Btu (MMBtu) of heat output. Phase II will begin in the year 2000 and will affect over 1,400 electrical generating plants and other industrial users of coal. The effective SO\\2\\ emission rate limitation under Phase II will be reduced to 1.2 lbs. SO\\2\\ per MMBtu. When using Wyoming Powder River Basin ("PRB") coal as feedstock material, the K-Fuel Technology produces a fuel product that has a SO\\2\\ emission rate of approximately 0.7 to 1.0 lbs. SO\\2\\ per MMBtu.

          The Company's United States marketing emphasis is directed at electric utility companies and industrial coal users located in the industrial midwest states. The combustion characteristics of cyclone furnace boilers, a common boiler type of midwestern utilities originally designed to burn high-sulfur midwestern coal, are particularly well-suited to the K-Fuel product manufactured from PRB coal. As reported by the U.S. Department of Energy, the total domestic market for coal fuel is approximately 1 billion tons per year ("TPY"), of which the majority of the tonnage (in excess of 80 percent) is used by electric utility companies. Coal-fired electricity generation currently accounts for approximately 55 percent of the nation's total electricity supply. The Company has estimated, based on published utility coal consumption data and responses to Phase I and Phase II requirements of the CAAA, that a market of approximately 100 to 150 million TPY of clean coal fuel products will develop between the year 2000 and 2010. This anticipated market assumes that regulations passed under the CAAA remain in force. Any amendments to the CAAA that reduce the specified limits on industrial SO\\2\\ emissions could negatively impact the potential size of the market and the domestic growth prospects of the Company. In addition to the electric utility industry, the Company intends to market the K-Fuel product to manufacturers and other industrial coal users that are either subject to the SO\\2 \\provisions of the CAAA or that desire to improve their fuel combustion performance.

Foreign Markets

          The international coal market is approximately four times the size of the United States market. The Company's objective is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant coal reserves can be utilized in conjunction with the K-Fuel Technology to develop a value-added export product. The Company is currently focusing its international commercialization efforts in Indonesia and Turkey, and to a lesser extent in the Czech Republic. See "Current Projects."

Strategic Relationships

          The Company believes that it can maximize it's chances for long-term success in the development of the K-Fuel Technology, both domestically and internationally, by means of strategic relationships with mature, well-positioned companies already operating in the Company's intended markets, or that have a value-added technology or service that complements the K-Fuel Technology. To that end, the Company has successfully negotiated and entered into separate strategic relationships with Thermo Ecotek Corporation and Kennecott Energy and Coal Company.

          Thermo Ecotek Corporation.  In August 1995, the Company entered into a
          -------------------------
Stock Purchase Agreement (the "Stock Purchase Agreement"), with Thermo Ecotek Corporation ("TCK"), a Waltham, Massachusetts environmental company engaged primarily in non-utility electric power generation using environmentally
responsible technologies.   Under the Stock Purchase Agreement, in 1995 TCK
purchased 3 million shares of the Company's common stock for $6 million, representing an ownership in the Company of approximately 14 percent as of December 31, 1996. In January 1997, TCK purchased an additional 1.25 million shares of the Company's common stock for $2.5 million, increasing its ownership in the Company to approximately 18 percent. The Stock Purchase Agreement also provided TCK with a warrant ("Warrant A") to purchase an additional 7,750,000 shares of the Company's common stock at an exercise price of $3.65 per share, exercisable beginning on January 1, 2000 and expiring on July 1, 2001. TCK also obtained another warrant ("Warrant B"), that gives it the right to purchase the number of shares of common stock of the Company that, when added to all shares owned by TCK on the exercise date, including any shares acquired by the exercise of Warrant A, would be sufficient to give TCK ownership of 51 percent of the outstanding common stock of the Company, on a fully diluted basis. Warrant B has the same exercise and termination dates as Warrant A. In August 1995, the Company and TCK entered into a separate agreement to construct and operate a 500,000 TPY commercial-scale K-Fuel production facility. See "Current Projects
- KFX Fuel Partners."
  -----------------

          Kennecott Energy and Coal Company.   In April 1996,  the Company
          ----------------------------------
entered into a joint venture agreement (the "Kennecott Agreement") with Kennecott Alternative Fuels, Inc. ("KAFI"), a wholly-owned subsidiary of Kennecott Energy and Coal Company ("KECC"). The joint venture, a Delaware limited liability company named K-Fuel, L.L.C. ("K-Fuel LLC"), will be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of facilities to produce K-Fuel products on a commercial
basis ("Commercial Projects").   Commercial Projects will be constructed by
separate entities in which KAFI, the Company or both will have an equity interest and which will receive a sublicense from K-Fuel LLC for the K-Fuel Technology.

          Initially, the Company has a 51 percent ownership interest in K-Fuel LLC and KAFI has a 49 percent interest. Certain research and development and amortization expenses are allocated 100 percent to KAFI. At such time as entities in which KAFI has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million TPY of K-Fuel product, KAFI will have a 51 percent interest in K-Fuel LLC and the Company will have a 49 percent interest. In addition to a fee of $1 million paid to the Company in 1996 to enter into the K-Fuel LLC joint venture, and subject to certain conditions, KAFI has agreed to pay to K-Fuel LLC such amounts as may be necessary for all research and development costs incurred by K-Fuel LLC, up to $4 million. During 1996, KAFI funded such research and development costs totaling approximately $1.44 million.

          In connection with the Kennecott Agreement, the Company granted K-Fuel LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the K-Fuel Technology, except to the extent that it pertains to the beneficiation or restructuring of coal or coal related feedstocks covered under the HFC License (as defined below) (the "KFX License"). In addition, Heartland Fuels Corporation, an 85 percent-owned subsidiary of the Company, granted K-Fuel LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the Series "A" and Series "B" K-Fuel Technology, as it pertains to the beneficiation or restructuring of coal or coal-related feedstocks (the "HFC License"). Both the KFX License and the HFC License specify minimum terms and provisions for any sublicenses granted by K-Fuel LLC to third parties.

          With respect to future Commercial Projects to be licensed by K-Fuel LLC, the Company is entitled to a one-time license fee based on the annual designed capacity of each project, to be paid one-half at the time the license is granted, with the remaining one-half paid over a period of three years beginning when the project begins commercial operations. The Company will also receive a production royalty, to be paid each calendar quarter, depending on certain levels of the projects' selling price per ton of coal product. Additionally, the Company will be entitled to an additional payment based on a percentage of the excess of (1) annual cash revenue from each project, over (2) annual pre-tax cash operating costs of each project plus an annual capital charge ("Bonus Royalty") related to each project. The Kennecott Agreement provides that KAFI will fund 100 percent of the capital requirements for each Commercial Project that it elects to participate in, provided however that the Company retains the option to fund and invest up to 50 percent of the capital requirements for any Commercial Project. As of December 31, 1996, there were no commitments to construct any Commercial Projects under the Kennecott Agreement.

Current Projects

          KFX Fuel Partners.   In August 1995, the Company and TCK, acting
          ------------------
through wholly-owned subsidiaries KFX Wyoming, Inc. ("KFX Wyoming", 100 percent owned by the Company) and Eco Fuels, Inc. (100 percent owned by TCK), formed KFX Fuel Partners, L.P. ("KFP"), a Delaware limited partnership, and began construction of a 500,000 TPY K-Fuel coal production facility (the "KFP Project") near Gillette, Wyoming using the Company's Series "C" Technology. The Company has a 5 percent interest in KFP, with the remaining 95 percent held by TCK. The KFP Project was substantially completed in December 1996. On December 24, 1996, a fire destroyed one of two oil heating systems that provide the main processing structure (comprised of four processing vessels) with heat transfer fluid. It is estimated that KFP's insurance coverage will cover substantially all of the costs of replacing the destroyed equipment. Commercial operations of the KFP Project (i.e., shipment of fuel product to purchasers or stockpiling of product on the KFP site) are expected to begin in the second quarter of 1997 for the two processing vessels unaffected by the fire, and in the second half of 1997 for the other two processing vessels that were served by the oil heater destroyed in the fire. The KFP Project is expected to reach its full output of
500,000 TPY beginning in 1998.   TCK is the managing general partner for KFP and
makes all day-to-day operating decisions.

          In addition to its 5 percent ownership of KFP, the Company will receive a production royalty of 3 percent of the gross sales of KFP, payable quarterly. See "Patents, Licenses and Royalty Agreements." The Company, in conjunction with K-Fuel LLC, is also performing certain marketing activities for KFP. The terms of any compensation for those activities are being negotiated by the parties.

          KFP has signed a Fuel Supply Agreement (the "FSA") with Ohio Valley Electric Corporation ("OVEC"), a subsidiary of American Electric Power, Inc. ("AEP"), whereby KFP will supply K-Fuel to OVEC upon the satisfactory completion of the test burn procedure described in the FSA. The term of the FSA will commence upon the commencement of commercial operations of the KFP Project and will continue until December 31, 1999 (the "Original Term"). The term may be extended, at the option of OVEC, for a period of up to 120 months (the "Initial Extended Term"), and may be extended further, at the option of OVEC, for a period up to 60 months beyond the Initial Extended Term. KFP's initial shipment of K-Fuel product to OVEC is expected to be in the second or third quarter of 1997. Total tonnage as per the FSA over the Original Term is 500,000 tons.
See "Patents, Licenses and Royalty Agreements."

          KFP also has a test-burn contract with Wisconsin Power & Light for approximately 30,000 tons of K-Fuel product to be delivered by the end of 1998.

          KFP has a coal feedstock supply agreement for the KFP Project with Fort Union, Ltd. ("Fort Union") that expires upon the earlier of (1) the delivery to the KFP Project of a cumulative sum of 750,000 tons, or (2) December
31, 1997.   See "ITEM 2 - PROPERTIES."

          The KFP Project qualifies for a tax credit available under Section 29 of the United States Internal Revenue Code entitled "Credit for Producing Fuel From a Nonconventional Source" ("Section 29"). Section 29, which was originally adopted in 1980, provides a tax credit to the producer of fuel from alternative sources. The credit is equal to $3.00 in 1979 dollars for each barrel equivalent of crude oil ("OBE"), which is defined as 5.8 million Btu. In 1995 dollars, the phase out of the credit begins as the reference price of oil (the average price of oil for the year as announced by the Secretary of the Treasury) exceeds $46.68 per barrel and is fully phased out if the reference price exceeds $57.35. For 1995 the reference price was $14.62 per barrel. Section 29 applies to qualified fuels which are produced in a facility placed in service before July 1, 1998, pursuant to a binding written contract in effect before January 1, 1997, and which are sold after December 1992 and before January 2008.
Calculated in 1995 dollars, the tax credit is currently valued at $24.94 per ton of the K-Fuel product (assuming a K-Fuel Btu content of 12,400 Btu per pound). The credit per OBE and the phase-out prices for oil are adjusted annually for inflation.

          Other than alternative minimum tax provisions, generally there is no provision for carrybacks or carryovers in the event the taxpayer cannot use the entire alternative fuel production credit available for the taxable year. There are also no recapture provisions which apply to this credit.

          K-Fuel LLC.   In January 1997, the Company and KAFI summarized its
          -----------
findings and recommendations resulting from the research and development work of K-Fuel LLC in 1996. The 1996 research and development program is part of the first phase of an expected two-phase program. The first phase is expected to be completed in the second quarter of 1997, with the second phase expected to begin shortly thereafter and be completed in 1998.

          The balance of the first phase of the research and development program will be primarily devoted to product reactivity and dusting. The second phase will be devoted to development of a new processing vessel design, including the expected construction of a small demonstration plant based on the new vessel design. KAFI will fund 100 percent of the remaining research and development program of K-Fuel LLC, up to the specified amount of $4 million in the Kennecott Agreement.

          KFX Fuel Partners II.  In December 1996, the Company formed KFX Fuel
          ---------------------
Partners II, L.P. ("KFP II"), a Delaware limited partnership, in connection with an anticipated 635,000 TPY K-Fuel plant project ("KFP II Project") to be constructed on a site adjacent to the existing KFP Project near Gillette, Wyoming. The KFP II Project, if successfully financed, will be owned by third party entities and the Company in ownership percentages yet to be determined. The Company is currently negotiating financing terms and conditions with certain third party entities, and is working to have the KFP II Project closed with respect to financing and construction and operating permits in the second quarter of 1997. The success of attracting financing and ownership partners to the KFP II Project is highly dependent on the availability of the Section 29 tax credit. As the credit is available only to production facilities constructed and placed in service by July 1, 1998, the logistics and construction lead times necessary to have a facility completed by that date require that financing and permitting activities be completed and construction underway by the end of the second quarter of 1997. In November 1996, the Company submitted an authority to construct permit application to the Air Quality Division of the Wyoming Department of Environmental Quality, which the Company expects will be granted in the second quarter of 1997. See "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

          Indonesia.   In September 1995, KFX Indonesia, a joint venture between
          ----------
the Company and RCD Development, a Maryland partnership ("RCD"), entered into a Memorandum of Understanding with PT Tambang Batubara Bukit Asam ("PTBA"), an Indonesian state-owned coal-mining company, to jointly undertake a feasibility study on the commercialization of the K-Fuel Technology in Indonesia using PTBA's high-moisture coal as feedstock. KAFI, through its interest in K-Fuel LLC, subsequently participated in the feasibility study. In 1996, KFX Indonesia, KAFI and PTBA completed the feasibility study and identified a potential K-Fuel project on the southern portion of the Indonesian island of
Sumatra ("Indonesia Project").   The proposed Indonesia Project is an
approximately 1.5 million metric ton-per-year ("MTPY") facility, with an estimated development and construction cost of approximately $160 million, including approximately $21 million to develop an existing coal reserve of PTBA estimated at approximately 180 million metric tons. In 1997 or 1998, KFX Indonesia, KAFI and PTBA expect to complete detailed engineering studies of the proposed mining and K-Fuel plant sites to further determine the viability of the Indonesia Project. The costs needed to complete these studies are expected to be paid by KAFI and PTBA. Furthermore, the Company expects to have no direct financial ownership in the initial Indonesia Project other than its license fees, royalties and Bonus Royalty. The funding for the Indonesia Project, other than the feasibility study costs incurred in 1996, is expected to be funded 100
percent by KAFI and PTBA.   It is possible that PTBA will participate in the
Indonesia Project only as a supplier of raw coal feedstock, rather than being the coal supplier and a partner in the Indonesia Project. Also, with the Company's consent, KAFI may transfer its rights of participation in the
Indonesia Project to one or more international affiliates.   There are no
assurances that the Indonesia Project or other possible future projects in Indonesia will be constructed.

          In January 1997, the Company and K-Fuel LLC entered into an amended agreement with RCD regarding certain future performance fees related to a successful Indonesia K-Fuel project. In the event that the Company and/or K-Fuel LLC construct or license an Indonesia K-Fuel project utilizing at least 25 percent raw coal feedstock supplied by PTBA, RCD would be entitled to a fee of $2.00 per U.S. short ton (2,000 lbs.) for the first 1.5 million tons of installed capacity, and a fee of $1.33 per ton for the second 1.5 million tons of installed capacity. The fees RCD derives from individual K-Fuel projects in Indonesia supplied by PTBA coal are not expected to impact the license fees or royalties the Company would separately receive under its license agreement with K-Fuel LLC.

           Turkey. In June 1996, the Company entered into a non-binding
           ------
memorandum of understanding with Soma Komur Isletmerleri A.S. ("SOMA"), a Turkish private coal-mining company, to cooperate in the development of a proposed 500,000 TPY K-Fuel project in the Soma Basin coal-mining region in western Turkey ("Turkey Project"). The intended use of K-Fuel from the Turkey Project would be for household heating markets in the urban areas of Izmir and Bursa.

          To date there are no definitive agreements with respect to a Turkey K-Fuel production facility, and the Company is not able to predict if or when a K-Fuel production facility will be constructed in Turkey.

          Czech Republic.   The Company has formed a wholly-owned subsidiary in
          ---------------
the Czech Republic, KFx Bohemia, s.r.o., to hold the Company's interest in a proposed Czech joint venture called Ceska Palivova. In January 1995, the Company entered into a Letter of Intent with Severoceske doly a.s. ("Severoceske"), a Czech mining company. Pursuant to the Letter of Intent, the Company and Severoceske began work in 1995 on the technical, manufacturing and marketing feasibility studies to identify a suitable K-Fuel project. The Letter of Intent expired in January 1996, but the Company expects to continue to work with Severoceske or other Czech companies to construct a K-Fuel project.

          To date there are no definitive agreements with respect to a Czech Republic K-Fuel production facility, and the Company is not able to predict if or when a K-Fuel production facility will be constructed in the Czech Republic.

PATENTS, LICENSES AND ROYALTY AGREEMENTS

          The Company has patents or patent applications to the K-Fuel Technology registered in the United States and 46 foreign countries, including all major industrialized countries that either have significant reserves of high-moisture lignite or subbituminous coal, or that are readily accessible to such reserves via large-scale transportation infrastructure (primarily ocean barge vessels).

          The only licenses the Company has granted to the K-Fuel Technology are to the KFP Project (Series "C"), K-Fuel LLC ("Series C"), and Heartland Fuels Corporation ("HFC") (Series "A" and "B"). The Company owns 85 percent of the common stock of HFC, and as a condition of the Kennecott Agreement, the Company caused HFC to grant to K-Fuel LLC an exclusive sublicense to the Series "A" and "B" Technologies.

          In connection with the KFP Project, the Company and OVEC entered into a Fuel Option Agreement (the "OVEC Fuel Option Agreement") in 1995 whereby, in the event OVEC exercises its option to extend the Original Term of the FSA for the full 120-month period of the Initial Extended Term, OVEC will have the right to designate, and, if designated, the obligation to provide, at the Company's expense, one or more sites suitable for the location of plants for the processing of K-Fuel. Upon the Company's determination at the time of each such designation that the plant will be commercially viable, the Company or an affiliate thereof, and OVEC and/or Indiana Kentucky Corporation, a subsidiary of AEP, shall promptly thereafter negotiate in good faith and enter into a purchase agreement whereby OVEC will purchase the K-Fuel produced by any such plant built by the Company on terms and conditions substantially similar to those in the FSA. In the event the Company decides not to proceed with the construction of such plant, the Company is obligated to grant OVEC a non-exclusive license for the Series "C" Technology to enable OVEC to proceed with the development and construction of such plant, and OVEC is required to pay the Company a royalty of $0.65 per ton on any fuel produced at such plant. Additionally, the Company entered into a Fuel Option Agreement with I&M dated August 17, 1995 (the "I&M Fuel Option Agreement") which provides that under certain circumstances I&M shall have the same rights as OVEC pursuant to the OVEC Fuel Option Agreement.

          A predecessor entity of the Company acquired the Series "A" and "B" Technologies from Edward Koppelman and other investors (the "Koppelman Group") in 1984 by means of a cash payment of $10 million and a royalty agreement of $90 million. The royalty agreement was subsequently amended to provide that the Company would pay Mr. Koppelman approximately $75.7 million, and Theodore Venners, the Chief Executive Officer and a director of the Company, would pay the Koppelman Group approximately $14.2 million. The royalty agreement with Mr. Koppelman was amended in 1996 to make royalty payments to him from the Company based on 25 percent of the Company's license fees and royalties. The royalties due to Mr. Koppelman are to be computed after the royalties due to the State of Wyoming ("State") as a result of a debt extinguishment agreement with the State in 1994. Mr. Koppelman was advanced $500,000 of future royalties in 1996 in exchange for amending the royalty agreement, which included a promissory note of $200,000. The $500,000 advance reduces the total amount owed to Mr. Koppelman under the royalty agreement to approximately $75.2 million. Also as part of the royalty agreement, Mr. Koppelman has agreed to indemnify the Company and Mr. Venners for any claims made by the Koppelman Group.

          The following table summarizes the Company's royalty obligations to various third parties based on licensing and royalty revenues received by the Company and the geographic source of the revenues:

    ROYALTY OBLIGATION        UNITED STATES   INTERNATIONAL  EXPIRATION DATE OR
                                                               MAXIMUM AMOUNT
--------------------------------------------------------------------------------
Edward Koppelman               25 Percent      25 Percent        Cumulative
                                  /(1)/                      royalties paid of
                                                                 $75,222,000
State of Wyoming               12 Percent       NA - None        Cumulative
                                  /(2)/                       royalties paid of
                                                              $5,000,000 /(2)/
Fort Union Ltd.                20 Percent       NA - None        Earlier of
                                  /(3)/                          cumulative
                                                              royalties paid of
                                                                 $1,500,000 or
                                                               September 15, 2015
Ohio Valley Electric             0.5 Percent    NA - None    None
                                       /(4)/

      /(1)/ Computed after the State of Wyoming's royalty, and applies to both license fees and royalties.

     /(2)/   The  royalty percentage decreases to 6 percent when a cumulative sum of $5,000,000 has been paid. There is no expiration date or maximum amount on the remaining 6 percent, and applies to both license fees and royalties.

     /(3)/ Applies to royalties only and is also applicable to any production in Canada or Mexico.

     /(4)/ Applies to royalties only and does not include the plant constructed in 1996 by KFP or any future plants constructed under the OVEC Fuel Option Agreement.

GOVERNMENT AND ENVIRONMENTAL REGULATION

          In the United States, the K-Fuel product is not expected to be subject to significant amounts of local, state or federal regulation with respect to its transportation and distribution. However, any future United States production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin, and will be subject to periodic maintenance and review requirements once facilities begin production. Typically, most permitting requirements are governed by state laws, but the United States Environmental Protection Agency ("EPA") has the authority to overrule state permitting decisions. The following types of permits are typically required for commercial production facilities: (a) air quality, (b) wastewater discharge, (c) land use, and (d) hazardous waste treatment, storage and disposal. KFP has in place all permits for the operation of the KFP Project, and the Company expects no difficulties in obtaining the necessary permits for the KFP II Project, although no assurances can be given that such permits will be granted. The K-Fuel Technology process generates only waste gas, waste discharge water, and a small amount of fuel liquid as by-products of the process. The KFP Project has, as will all future production facilities, waste gas and water treatment facilities to properly treat and dispose of the waste by-products.

          The Company currently has an operating permit in the name of KFX Wyoming, issued by the Land Quality Division of the Wyoming Department of Environmental Quality ("DEQ"), that encompasses all of the operating activities of the KFP Project, the proposed KFP II Project, and the Company's mine property adjacent to the KFP Project site (see "ITEM 2 - PROPERTIES"). The operating permit issued by DEQ governs the current day-to-day operating activities of both KFP and KFX Wyoming with respect to the permitted area, as well as the future reclamation obligations to return the project site to its original condition. Each year, the permit is reviewed by DEQ for compliance with specified operating procedures and the appropriateness of the estimated future reclamation costs for the project site. The 1997 annual permit review was submitted to DEQ in December 1996 and is expected to be approved by DEQ no later than May 1997. The total reclamation obligations of KFP, KFP II and KFX Wyoming are currently estimated at approximately $3,352,000, including certain contingency amounts required under Wyoming law. Upon approval of the 1997 operating permit by DEQ, KFX Wyoming and KFP will each be required to obtain reclamation bonds as collateral to the DEQ for the estimated reclamation obligations. The reclamation obligations of the KFP II Project will be assessed only if the KFP II Project is constructed. The future reclamation obligation of KFX Wyoming as submitted in the 1997 annual permit review is approximately $1,166,000. The Company expects that there will be no significant reclamation requirements in 1997.

          Future international K-Fuel production plants will also be subject to various permitting and operational regulations specific to each country. Generally, environmental permitting and operating regulations in the countries the Company has targeted for international development (i.e., Indonesia, Turkey and the Czech Republic) are not as stringent as those in the United States.

COMPETITION

          To the Company's knowledge, there are currently no competitors producing significant commercial quantities of beneficiated clean coal fuel products either in the United States or in international markets. However, there are other clean coal technology ("CCT") companies, primarily in the United States, that are developing fuel combustion and product technologies that would reduce emission pollutants and/or increase the heating value of coal feedstock fuel sources. Many of these CCT competitors have greater financial, technical and operational resources than the Company.

          Carbontec Energy Corporation, a North Dakota corporation ("Carbontec"), had previously announced plans for an approximately 2 million TPY coal beneficiation plant in the PRB to be operational in late 1996 or early 1997. To date, this project has not begun construction. The Carbontec technology produces beneficiated coal that has a heating content of approximately 10,500 to 11,000 Btu per pound, as compared to K-Fuel produced from PRB coal that has a heating content of approximately 11,500 to 12,500 Btu per pound.

          ENCOAL, a joint venture of SGI International, Inc. and Ziegler Coal Holdings, has a demonstration facility in the PRB that is currently capable of producing approximately 100,000 TPY of Process Derived Fuel ("PDF"), a solid, low-sulfur fuel product for use in utility boilers that has a heating content of approximately 11,500 Btu per pound. ENCOAL has announced plans for a 6 million TPY (coal feedstock quantity) coal beneficiation plant in the PRB, with construction to begin by mid-1997, pending the successful permitting and financing of the project. The ENCOAL process also produces a liquid fuel product known as Coal Derived Liquid ("CDL").

          Rosebud-Syncoal, a joint venture of Montana Power and an affiliate of Northern States Power, has a demonstration facility at Montana Power's Rosebud coal mine near Colstrip, Montana. The Syncoal facility is currently capable of producing approximately 300,000 TPY of beneficiated coal that has a heating content of approximately 11,800 Btu per pound.

          In the United States market, the Company must also compete with other
naturally low-sulfur coals.   Also, sulfur dioxide emission credits ("emission
credits") allow non-compliance users of higher sulfur coal to bundle coal purchases with these emission credits to meet the CAAA requirements. Because of an over-compliance situation that has developed in Phase I of the CAAA, there is currently an abundant supply of emission credits in the U.S. market. However, Phase II implementation of the CAAA beginning in January 2000 is expected to result in a decreasing availability of emission credits. Additionally, existing supplies of naturally low-sulfur coal are continually being depleted.

          The Company is not able to predict the impact that competing coal beneficiation technologies, the availability and pricing of low-sulfur coal reserves, or the availability and pricing of emission credits will have on the future competitive position of the Company. The Company believes that its current competitive advantage is its expectation of having the KFP Project operational in 1997 to prove the K-Fuel Technology in the early stages of a developing worldwide market that is expected to grow significantly in the future.

RESEARCH AND DEVELOPMENT

          In 1996 and 1995, the Company incurred approximately $1,198,000 and $816,000, respectively, in research and development ("R&D") expenses (including demonstration plant and laboratory operating expenses) to further refine and develop the K-Fuel Technology process. Substantially all of the Company's R&D expenses in 1996 and 1995 have been to test the design and operating characteristics of planned production facilities (e.g., product loading and
handling requirements, storage and transportation characteristics, etc.).   In
1997, the Company expects to decrease its R&D expenses because of its relationship with K-Fuel LLC and that entity's planned R&D activities. The Company will continue to operate its Gillette, Wyoming demonstration facility in 1997 in a supporting role to K-Fuel LLC and KFP. See "ITEM 2 - PROPERTIES."

EMPLOYEES

          The Company currently has 17 full-time employees who work in the areas of marketing, finance and administration, and research and development. The Company considers its relations with all employees to be excellent.

ITEM 2.     PROPERTIES

          For its principal executive offices, the Company has leased approximately 5,900 square feet of office space for a period of five years ending September 30, 2000 located at 1999 Broadway, Suite 3200, Denver, Colorado 80202. The base rent under the lease is $6,783 per month; the Company is also obligated to pay, as additional rent, allocable operating costs. The Company has a right of refusal on additional adjacent office space, and has the option to renew the lease for one additional five-year term.

          The Company has leased approximately 2,500 square feet of office space for a period of five years ending June 30, 1998 located at 901 North Stuart Street, Suite 750, Arlington, Virginia 22203. The base rent under the lease is approximately $4,452 per month, with escalations of 3 percent for each subsequent year of the lease term. The Company is also obligated to pay, as additional rent, allocable operating costs. The Company has the option to renew the lease for one additional five-year term.

          The Company, through its KFX Technology, Inc. ("KFXT") subsidiary, owns a demonstration plant and leases from KFP (on a rent-free basis) a research and development laboratory adjacent to the KFP Project (the "Gillette Facility"). The Gillette Facility is located on approximately 80 acres of land, inside the rail loop of Fort Union Mine, in Campbell County, Wyoming, approximately 5 miles northeast of Gillette, Wyoming. The Gillette Facility is comprised of three buildings totaling approximately 7,100 square feet.

          In 1995, the Company acquired the Fort Union Mine ("Pit 1"), which consists of approximately 1,002 acres of surface and coal lands located northeast of Gillette, Campbell County, Wyoming, and a coal loadout facility located on a railroad loop connecting to the Burlington Northern Railroad. Recoverable coal lying within Pit 1 is approximately 1.3 million tons. In 1997, the Company intends to transfer ownership of approximately 348 acres of surface land to KFP.


ITEM 3.     LEGAL PROCEEDINGS

          In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action has been removed to the United States District Court for the District of Wyoming. The Company's lawsuit requests that the court enter a judgement that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. Because the work done by Fru-Con was for a limited partnership in which the Company's predecessor entity was not a partner, and because payment for the work performed by Fru-Con was contingent upon successful project financing which never materialized, as well as for other legal and factual reasons, the Company believes that Fru-Con has no valid rights or claims against the Company. Accordingly, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.          MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Beginning January 30, 1996, the Company's common stock was traded on the American Stock Exchange (under the trading symbol "KFX"). During the year ended December 31, 1995 and from January 1 to January 29, 1996, the common stock traded on the NASDAQ SmallCap Market (under the trading symbol "KFXI"). The following table presents the reported high and low bid prices for the common stock on the NASDAQ Small Cap Market and the reported sales prices on the American Stock Exchange for the two-year period ended December 31, 1996. With respect to NASDAQ SmallCap Market prices, the bid prices reflect interdealer quotations, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

 YEAR       PERIOD        HIGH      LOW
-----------------------------------------
1996    First Quarter   $5 11/16  $3  7/8
        Second Quarter    8  1/2   5  1/8
        Third Quarter     7  1/2   5  1/2
        Fourth Quarter    7  7/16  4  7/8

1995    First Quarter     5  1/4   4  1/2
        Second Quarter    5  1/4   3  5/8
        Third Quarter     6  1/4   3  5/8
        Fourth Quarter    5  5/8   4  1/8

          As of March 24, 1997, the Company had 237 holders of record of its common stock. This does not include holdings in street or nominee names. On March 24, 1997, the closing price of the Company's common stock on the American Stock Exchange was $4.75 per share.

          The Company has never paid cash dividends and does not anticipate paying dividends in the foreseeable future. In addition, pursuant to the Stock Purchase Agreement, so long as TCK, together with its affiliates, own at least 1,000,000 shares of the Company's common stock and either of the warrants issued to TCK remain in effect, the Company may not declare or pay any dividends on its common stock other than dividends payable solely in the Company's common stock. See "ITEM 1 - BUSINESS - Strategic Relationships - Thermo Ecotek Corporation."
                                                   -------------------------

ITEM 6.     SELECTED FINANCIAL DATA



                                        1996         1995         1994         1993         1992
                                     ---------------------------------------------------------------
STATEMENT OF OPERATIONS
   DATA FOR THE YEAR
   ENDED DECEMBER 31:
Total revenues and
  other income ..................   $ 1,767,567  $   379,322  $   452,775  $ 2,239,730  $ 1,115,209
Interest and other income .......       171,269      124,959       88,188      544,565    1,061,476
Loss before income taxes
  and extraordinary item ........    (5,628,541)  (8,795,929)  (6,119,677)  (3,528,698)  (2,839,883)
Net income (loss) ...............    (5,628,541)  (6,228,720)   2,349,126   (3,528,698)  (2,839,883)
Net income (loss) per share......          (.25)        (.33)         .14         (.23)        (.29)

Average shares
  outstanding ...................    22,458,000   18,578,000   16,621,000   15,472,000    9,786,000

BALANCE SHEET DATA
   AT DECEMBER 31:
Current assets ..................   $ 1,957,005  $ 4,680,784  $   449,895  $ 5,736,853  $ 5,208,546
Working capital (deficit) .......      (166,521)   2,253,682   (6,940,882) (14,863,745) (13,261,072)
Total assets ....................    14,923,567   18,611,493   11,630,896   18,009,849   18,125,865
Long-term debt ..................     1,110,000    1,399,851      650,000      280,000      280,000
Stockholders' equity (deficit)...    10,524,041   13,752,528    3,590,119   (2,870,749)    (623,753)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This 10-K filing contains, in addition to historical information, forward-looking statements that include risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, regulatory changes, competition, the acceptance of new product offerings and other factors discussed elsewhere in this 10-K. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

          Excluding the joint venture fee of $1 million in 1996, to date the Company has not generated any other material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of K-Fuel product. All revenues other than the joint venture fee in 1996 have been derived from ancillary sources not directly related to the Company's efforts to commercialize the K-Fuel Technology. Net losses before extraordinary items and income taxes were approximately $6.1 million, $8.8 million and $5.6 million in 1994, 1995 and 1996, respectively. The KFP Project is the only commercial-
scale K-Fuel production facility constructed to date. Until the Company successfully negotiates additional third-party licensing and royalty agreements and / or independently constructs and operates additional commercial-scale
production facilities, net operating losses will continue.   The royalties and
profit interests to be derived from the Company's 5 percent ownership interest in the KFP Project will not be sufficient to meet all of the operating and debt service needs of the Company based on current and future anticipated operating plans and budgets. Until such time as the Company has in place sufficient additional commercial-scale production facilities (either owned independently or through joint venture entities similar to the KFP Project) to generate positive cash flow from operations, the Company will be dependent on additional debt and/or equity financing. The Company expects that most or all of its financing needs in 1997 with respect to day-to-day operations and debt service requirements will be provided by the January 1997 equity funding provided by TCK, certain technical subcontract revenues from K-Fuel LLC, and the Company's interest in profits and production royalties from the KFP Project.
Additionally, any equity participation that the Company negotiates for future commercial-scale production facilities prior to January 2000 (or later, depending on whether TCK exercises Warrant "A") will have to be financed by
sources other than the Stock Purchase Agreement with TCK.   See "ITEM 1 -
BUSINESS - Strategic Relationships - Thermo Ecotek Corporation."
                                     -------------------------

RESULTS OF OPERATIONS

Year Ended December 31, 1996 vs. Year Ended December 31, 1995
-------------------------------------------------------------

          The Company had a net loss before income tax benefits and extraordinary item of approximately $5,629,000 in 1996 as compared to a loss of approximately $8,796,000 in 1995. The decreased loss of approximately $3,167,000 is attributable to a revenue increase of approximately $1,388,000 in 1996 over 1995, and a decrease in expenses of approximately $1,779,000 in 1996 as compared to 1995. In 1996, the Company had no debt extinguishment gains and related income tax benefits, as compared to such gains in 1995 totaling approximately $2,567,000. Including such gains in 1995, overall net loss decreased from approximately $6,229,000 in 1995 to approximately $5,629,000 in 1996.

          Revenues increased in 1996 because of the one-time joint venture fee of $1,000,000, as well as approximately $360,000 in technical subcontract work the Company performed for K-Fuel LLC beginning in mid-1996. As the K-Fuel LLC joint venture commenced in 1996, there were no comparable figures in 1995. The Company does not expect to receive any further fees related to K-Fuel LLC until one or more Commercial Projects are constructed by K-Fuel LLC; see "ITEM 1- BUSINESS - Strategic Relationships - Kennecott Energy and Coal
                                                  -------------------------
Company."  The Company will perform additional technical subcontract work for K-
-------
Fuel LLC in 1997, although the dollar amount of such work is not currently determinable. All of K-Fuel LLC's research and development costs, including any technical subcontract work performed for K-Fuel LLC by the Company, are paid by KAFI.

          Expenses decreased by approximately $1,779,000 in 1996 as compared to 1995. The components of the overall decrease (increase) in expenses in 1996 are summarized as follows (all figures are approximate):

Decrease in marketing, general and administrative expenses ...........  $  813,000
One-time litigation charge and performance fee in 1995 ...............   1,760,000
Decrease in interest expense..........................................     493,000
Increase in depreciation and amortization expense.....................    (204,000)
Increase in research & development / laboratory operating expenses ...    (382,000)
Write-down of mine property and reclamation costs incurred in 1996....    (701,000)
                                                                        ----------
     Net decrease in expenses.......................................... $1,779,000
                                                                        ==========

          Marketing, general and administrative expenses decreased by approximately $813,000 in 1996 as compared to 1995 primarily as a result of (1) an overall decrease in professional services fees in 1996 of approximately $859,000 and (2) a decrease in board of director compensation expense in 1996 of approximately $178,000, partially offset by (3) the Company's 51 percent equity in the expenses of K-Fuel LLC (other than research and development and amortization expenses) in 1996 totaling approximately $87,000 and (4) an overall increase in payroll and general administrative expenses in 1996 totaling approximately $137,000.

          The decrease in professional services fees in 1996 is generally attributable to certain stock-based compensation agreements incurred only in 1995 relating to certain marketing and public relations activities. However, legal fees increased by approximately $177,000 in 1996 to a total of approximately $693,000, of which approximately $340,000 was specifically attributable to the K-Fuel LLC joint venture agreement in 1996 and for which no further significant legal expense is expected in 1997. The decrease in board of director compensation in 1996 is attributable to a change of compensation policy
beginning in 1996.   The Company's 51 percent equity in the marketing, general
and administrative expenses of K-Fuel LLC will continue in 1997 but will increase over the 1996 amount because of the full year in 1997 as compared to
the partial year in 1996.   The increase in payroll and general and
administrative expenses in 1996 is attributable to the hiring of two executive employees in 1996 and the Company doubling its Denver, Colorado headquarters office space in the fourth quarter 1995.

          The litigation settlement ($800,000) and success fees relating to the closing of the KFP Project ($960,000) were one-time expenses incurred in 1995 only.

          The decrease in interest expense in 1996 is attributable to the significant decrease in outstanding debt in 1996 as compared to 1995. Total debt outstanding has decreased to $1,225,000 at December 31, 1996 from approximately $1,614,000 at December 31, 1995, and from approximately $4,835,000 at December 31, 1994.

          The increase in depreciation and amortization expense in 1996 is attributable to the full year of amortization of the Series "C" patents acquired in the third quarter of 1995 and the depreciation of certain property and equipment additions in 1996 at the Company's demonstration and laboratory facility.

          The increase in research and development and laboratory operating expenses in 1996 is attributable to the K-Fuel LLC technical subcontract services performed in 1996 only. The Company will continue to perform such services for K-Fuel LLC in 1997, although the amount and scope of such work is not currently determinable.

          The write-down of mine property and reclamation costs incurred in 1996 are attributable to the Company's mining property near Gillette, Wyoming. This property was acquired by the Company in 1995 and was related to its participation in the KFP Project. The Company had intended to sell this property. However, in 1996 the Company determined that it would not sell the property; rather it intends to hold the mining property as a reserve coal supply for the KFP Project to protect against any raw coal feedstock disruptions that might result from the current consolidation that is happening among coal
producers in the Powder River Basin   Also in 1996, the Company reassessed the
value of this asset and wrote-down the value of the property to its current estimated value. Additionally, the Company increased its reclamation reserve related to the property by approximately $134,000 in 1996 because of more accurate reclamation studies performed in 1996 and certain regulatory changes enacted by the State of Wyoming. The Company does not expect to incur any significant cash reclamation costs related to the property in 1997.

Year Ended December 31, 1995 vs. Year Ended December 31, 1994
-------------------------------------------------------------

          The Company had a net loss before income tax benefits and extraordinary item of approximately $8,796,000 in 1995 as compared to a net loss of approximately $6,120,000 in 1994. The increased loss of approximately $2,676,000 is primarily attributable to increased marketing, general and administrative expenses of approximately $734,000, performance fees of $960,000 specifically associated with the TCK Stock Purchase Agreement and KFP Project funding by TCK, and a litigation charge of $800,000. The increased marketing, general and administrative expenses in 1995 were primarily comprised of an increase in legal and other professional fees of approximately $324,000 resulting from the TCK Stock Purchase Agreement and KFP Project construction start-up, approximately $238,000 in increased investor and public relations expenses, and other expense increases totaling approximately $172,000 primarily relating to additional employees hired in 1995.

          Depreciation and amortization expenses increased by approximately $251,000 in 1995 because of a full year of amortization of a prepaid consulting agreement in 1995 as compared to a partial year in 1994, and the acquisition of the Series "C" patents in August 1995.

          Research and development expenses decreased by approximately $298,000 in 1995 because of specific activities and projects undertaken in 1994 only.

LIQUIDITY AND CAPITAL RESOURCES

          Working capital decreased from approximately $2,254,000 at December 31, 1995 to a working capital deficit of approximately $167,000 at December 31, 1996. The decrease is primarily attributable to a December 1995 investment by TCK under the Stock Purchase Agreement for $3 million. In January 1997, TCK invested another $2.5 million in the Company. On a proforma basis, after including the January 1997 investment in the Company by TCK, proforma working capital at December 31, 1996 was approximately $2,333,000, comparable to the working capital at December 31, 1995.

          The Company expects no additional stock purchases by TCK in 1997, 1998 or 1999. Under the terms of the TCK Stock Purchase Agreement, the next possible investment by TCK is not until a period of time beginning in January 2000 and expiring in July 2001. There are no assurances that TCK will make any investments in the Company at that time. Additionally, the TCK Stock Purchase Agreement prohibits the Company from issuing additional shares of common stock to other investors unless at least 90 percent of the proceeds from such stock issuances are used to invest in K-Fuel production facilities. Furthermore, in the event of any stock issuances by the Company, TCK's Warrant "A" may be subject to certain adjustments that increase the number of shares available to TCK under Warrant "A." See "ITEM 1 - BUSINESS - Strategic Relationships -- Thermo Ecotek Corporation."
-------------------------

          Because of the Company's current net operating loss carryforward position with respect to federal income taxes, the Section 29 credit the Company receives from its 5 percent ownership of KFP will likely not be utilized in the near term (i.e., next two to three years). Accordingly, the Company is currently considering the sale of a portion of its ownership interest in KFP as a means to generate cash. There are no assurances that the Company will be able to successfully complete such a sale transaction.

          KFP is also currently considering the construction of a fifth processing vessel for the KFP Project, which would add production capacity of approximately 125,000 TPY. The funding for this expansion, if commenced, would be funded 100 percent by TCK or other entities with which TCK and the Company are currently negotiating. The Company may be entitled to certain license fees and an ownership percentage in the fifth processor expansion, the terms of which have not yet been finalized. There are no assurances that such an expansion will be completed by KFP.

          The Company is also working to commence construction of the KFP II Project. There are no assurances that the Company will obtain the necessary permits for the KFP II Project or that suitable financing terms will be negotiated with potential partners. If the KFP II Project is not constructed, it is unlikely that any other U.S. K-Fuel production facilities will be constructed until K-Fuel LLC successfully develops an enhanced processing vessel design and completes the remaining objectives of the research and development program. There are no assurances that such objectives of K-Fuel LLC will be achieved.

          The Company's current cash balances, the expected revenues to be derived from the Company's research and development subcontract agreements with K-Fuel LLC, and the royalty income to be derived from the commencement of operations of KFP in 1997 are expected to fund the Company's operations and debt service requirements until the first quarter of 1998 based on current operating plans and budgets. The Company does not expect to realize any significant net revenues from its 5 percent ownership interest in KFP during 1997. The Company will need to realize additional operating funding sources and reduce certain operating expenses to sustain operations into 1998 and beyond. Such potential sources of funding may include, but are not limited to (1) the proposed sale of all or a portion of the Company's 5 percent interest in KFP; (2) certain development and license fees that may be derived from a potential 125,000 TPY expansion of the KFP Project; (3) license fees to be derived from the proposed construction of an Indonesia K-Fuel production facility in late 1997 or early 1998; and (4) certain development and license fees to be derived from the proposed commencement of construction of the 635,000 TPY KFP II Project. There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If such events do not materialize, the Company may be forced to seek debt and / or equity financing on terms and conditions that may not be favorable to the Company, if available at all. The Company does not currently have any commitments with respect to any debt or equity financing.

          As discussed at "ITEM 1 - BUSINESS - Current Projects - KFX Fuel
                                                                  --------
Partners," a fire at the KFP facility in December 1996 destroyed one of two oil
--------
heating systems for the KFP facility. Until the fire damage is fully repaired and the KFP facility is operating at its full capacity, the Company may experience difficulty in attracting other investors to the KFP II Project, the expansion of the KFP Project, or negotiating suitable terms with investors with respect to the sale of all or a portion of the Company's ownership interest in KFP. The Company expects that the fire damage will be fully repaired and the KFP facility will be fully operational in the second or third quarter of 1997. The Company also anticipates that it will be required to fund a capital call in the second quarter of 1997 relating to certain cost overruns on the construction of the KFP project. The amount of the capital call is expected to be approximately $410,000, reduced by a receivable the Company has from KFP in the amount of approximately $260,000. The net amount of the capital call, or approximately $150,000, will be funded by the Company from available cash or a short-term promissory note with KFP. This capital call does not include any uninsured losses resulting from the December 1996 fire. Presently, the Company does not expect that KFP will have any significant uninsured losses. There are no assurances that additional capital calls will not be required to be funded by the Company in 1997.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

          The consolidated financial statements and notes thereto included in this item are indexed on page F-1 "Index to Consolidated Financial Statements."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          There were no changes in or significant disagreements with the Company's independent accountants in 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by items 10 through 13 is set forth under the captions "Election of Directors," "Executive Officers," "Executive Compensation," "Stock Ownership," and "Related Party Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the close of the Company's fiscal year on December 31, 1996, and is incorporated by reference as if set forth in full.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1)         EXHIBITS LIST

            The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon written request.


EXHIBIT NO.                               DESCRIPTION                PAGE NUMBER
-----------------------------------------------------------------------------------
3.1   /(1)/                  Restated Certificate of Incorporation
                               of the Company                                  -
3.2   /(1)/                  Certificate of Amendment to
                               Certificate of Incorporation of
                               the Company                                     -
3.3   /(1)/                  Amended and Restated Bylaws of the
                               Company                                         -
3.4   /(5)/                  Second Amended and Restated Bylaws of             -
                               the Company                                     -
4.1   /(5)/                  Sample Common Stock Certificate
10.1  /(1)/                    Amendments to Agreements between
                               Theodore Venners,
                               S.A. Wilson, Koppelman Fuel
                               Development Company, and
                               the Koppelman Group dated December
                               29, 1992                                        -
10.2  /(1)/                  Assignment of U.S. Patents by K-Fuel
                               Limited Partnership to the
                               Company dated July 23, 1993                     -
10.3  /(1)/                  Assignment of U.S. Trademark
                               Registration by K-Fuel Limited
                               Partnership to the Company dated July
                               23, 1993                                        -
10.4  /(1)/                  Royalty Agreement dated December 29,
                               1992 between the Company
                               and the Koppelman Group                         -
10.5  /(1)/                  Agreement dated December 19, 1991
                               among K-Fuel Partnership,
                               Edward Koppelman, K-Fuel Limited
                               Partnership and KSA Inc.                        -
10.6  /(1)/                  Atlantic Partners License dated April
                               15, 1992 between K-Fuel
                               Limited Partnership and Atlantic
                               Partners                                        -
10.7  /(1)/                  Lease Agreement dated June 24, 1993
                               between Equitable Life
                               Assurance Society of the United
                               States and the Company                          -
10.8  /(5)/                  Fourth Amendment to Office Lease
                               dated August 17, 1995 between
                               1999 Broadway Partnership and the
                               Company                                         -
10.9  /(1)/                  Restricted Stock Plan for Directors
                               and Selected Officers dated
                               December 16, 1993                               -
10.10 /(4)/                 Restricted Stock Plan for Selected
                               Independent Contractors dated
                               February 16, 1994                               -
10.11 /(1)/                  Stock Option Plan dated December 16,
                               1993                                            -
10.12 /(1)/                 Settlement Agreement dated December
                               14, 1992                                        -
10.13 /(1)/                  Stock Exchange Agreement Dated
                               December 14, 1992                               -
10.14 /(1)/                  Stipulation and Agreement dated
                               February 28, 1994 between Energy
                               Brothers Technology, Inc., State of
                               Wyoming, the Company,
                               Theodore Venners, Edward Koppelman
                               and Energy Brothers Holding, Inc.               -
10.15 /(1)/                  Purchase and Sale Agreement dated
                               June 1, 1994 between the
                               Company and Warimpex Finanz                     -
10.16 /(4)/                  Internal Revenue Service Private
                               Letter ruling dated March 20, 1995              -


EXHIBIT NO.         DESCRIPTION                                      PAGE NUMBER
--------------------------------------------------------------------------------
10.17 /(4)/        Extension of Stock Forfeiture Agreement               -
                     between Theodore Venners and Rudolph G.
                     Swenson; Joyce M. Goldman; David Bretzlauf;
                     Joseph M. Butler; R.C. Whitner; Hillari
                     Koppelman; Thomas D. Smart and Susan M.
                     Thevenet; Charles F. Vance
10.18 /(2)/       Stock Purchase Agreement dated August 18,              -
                     1995 between the Company and Thermo Ecotek
                     Corporation
10.19 /(2)/       Stock Purchase Warrants dated August 18,               -
                     1995 between the Company and Thermo Ecotek
                     Corporation
10.20 /(2)/       Stockholders' Voting and Co-Sale Agreement             -
                     dated August 18, 1995 among the Company,
                     Thermo Ecotek Corporation and Theodore Venners.
10.21 /(2)/       Registration Rights Agreement dated August 18,         -
                     1995 between the Company and
                     Thermo Ecotek Corporation
10.22 /(3)/       Common Stock Purchase Agreement dated July 27,         -
                     1995 between the Company and David H. Russell
10.23 /(3)/       Agreement dated August 18, 1995 between the            -
                     Company and ENSERV, Inc., as amended
10.24 /(3)/       Limited Partnership Agreement of KFX Fuel              -
                     Partners, L.P. dated August 18, 1995
10.25 /(3)/       Letter Agreement dated August 18, 1995 between         -
                     Eco Fuels, Inc. and KFX Wyoming, Inc.
                     regarding the Management, Operations
                     and Maintenance Agreement
10.26 /(3)/       KFX Purchase and Sale Agreement dated August           -
                     18, 1995 by and among Marigold Land Company,
                     Fort Union Ltd. And the Company
10.27 /(3)/       Gross Royalty Share Agreement dated August 17,         -
                     1995 between the Company and Fort Union, Ltd.
10.28 /(3)/       Indemnity Agreement dated August 18, 1995              -
                     between the Company and Thermo Ecotek Corporation
10.29 /(3)/       Letter of Agreement dated August 15, 1995              -
                     between the Company and Edward Koppelman
10.30 /(3)/       Assignment dated August 29, 1995 executed by           -
                     Edward Koppelman in favor of the Company
10.31 /(3)/       Promissory Note dated August 25, 1995 executed         -
                     by the Company in favor of Edward Koppelman
10.32 /(3)/       Patent and Technology License dated August 17,         -
                     1995 between Edward Koppelman and KFX
                     Fuel Partners, L.P.
10.33 /(3)/       Notice of Termination dated August 16, 1995            -
                     between Edward Koppelman and Energy
                     Brothers Holding, Inc.
10.34 /(5)/       Letter Agreement dated February 28, 1995               -
                     between RCD Development and the Company
10.35 /(6)/       Limited Liability Company Agreement of K-Fuel,         -
                     L.L.C. dated April 19, 1996
10.36 /(6)/       Pledge Agreement executed by Theodore Venners          -
                     in favor of Kennecott Energy and Coal
                     Company dated April 19, 1996
10.37 /(6)/       Letter Agreement between Theodore Venners and          -
                     Kennecott Energy and Coal Company dated
                     April 22, 1996


EXHIBIT NO.                  DESCRIPTION                             PAGE NUMBER
-------------------------------------------------------------------------------

10.38 /(6)/         Amended and Restated Heartland                        -
                      License Agreement between Heartland
                      Fuels Corporation and the Company
                      dated April 19, 1996
10.39 /(7)/         Royalty Amendment Agreement dated June 3, 1996        -
                      between the Company, Edward Koppelman and
                      Theodore Venners
10.40 /(7)/         Promissory Note to Edward Koppelman dated June        -
                      3, 1996
10.41 /(*)/         Design-Build Agreement between the Company and
                      Yanke Energy dated December 30, 1996                -
10.42 /(*)/         Amendment to Agreement between the Company and
                      RCD Development dated January 16, 1997              -
21.1  /(*)/         Subsidiaries                                          24
23.1  /(*)/         Consent of Independent Accountants                    25
                      Accountants
27.1  /(*)/         Financial Data Schedule                               -

---------------------

/(*)/        Filed herewith.
/(1)/        Document previously filed with the U.S. Securities and Exchange
               Commission on March 1, 1994 as an exhibit to the Company's Form
               10-SB and incorporated herein by reference.
/(2)/        Document previously filed with the U.S. Securities and Exchange
               Commission with the Company's Current Report on Form 8-K dated
               August 18, 1995 and incorporated herein by reference.
/(3)/        Document previously filed with the U.S. Securities and Exchange
               Commission with the Company's Registration Statement on Form SB-2
               (File No. 33-97418) and incorporated herein by reference.
/(4)/        Document previously filed with the U.S. Securities and Exchange
               Commission with the Company's Registration Statement on Form SB-2
               (File No. 33-90128) and incorporated herein by reference.
/(5)/        Document previously filed with the U.S. Securities and Exchange
               Commission with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.
/(6)/        Document previously filed with the U.S. Securities and Exchange
               Commission with the Company's Current Report on Form 8-K dated
               April 19, 1996 and incorporated herein by reference.
/(7)/        Document previously filed with the U.S. Securities and Exchange
               Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

 (2)         FINANCIAL STATEMENT SCHEDULES

             NA - None.

 (3)         REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended
             December 31, 1996.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    KFX INC.

Date:     March 24, 1997    By:          /s/ Theodore Venners
                                 -------------------------------------
                                 Theodore Venners
                                 Chairman of the Board of Directors
                                 President and Chief Executive Officer

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



Date:     March 24, 1997    By:  /s/ R. David Usilton
                                 -------------------------------------------
                                 R. David Usilton
                                 Chief Operating Officer

Date:     March 24, 1997    By:  /s/ Kurt B. Eckrich
                                 -------------------------------------------
                                 Kurt B. Eckrich
                                 Chief Financial Officer and Director

Date:     March 24, 1997    By:  /s/ Rudolph G. Swenson
                                 -------------------------------------------
                                 Rudolph G. Swenson
                                 Secretary and Treasurer

Date:     March 24, 1997    By:  /s/ Jeffrey A. Hansen
                                 -------------------------------------------
                                 Jeffrey A. Hansen
                                 Controller and Principal Accounting Officer

Date:     March 24, 1997    By:  /s/ Vincent N. Cook
                                 -------------------------------------------
                                 Vincent N. Cook
                                 Director

Date:     March 24, 1997    By:  /s/ Brian D. Holt
                                 -------------------------------------------
                                 Brian D. Holt
                                 Director

Date:     March 24, 1997    By:  /s/ Peter G. Martin
                                 -------------------------------------------
                                 Peter G. Martin
                                 Director

Date:     March 24, 1997    By:  /s/ Jack C. Pester
                                 -------------------------------------------
                                 Jack C. Pester
                                 Director

Date:     March 24, 1997    By:  /s/ Starkey A. Wilson
                                 -------------------------------------------
                                 Starkey A. Wilson
                                 Director

                          SUBSIDIARIES - EXHIBIT 21.1


                                ADDRESS OF
                                PRINCIPAL           STATE OF
                                PLACE OF          INCORPORATION     PERCENTAGE
SUBSIDIARY                      BUSINESS        OR ORGANIZATION     OWNERSHIP
--------------------------------------------------------------------------------
KFX Technology, Inc.         3574 Garner             Wyoming            99.8  %
                             Lake Road
                             Gillette,
                             Wyoming  82716

KFX Wyoming, Inc.            1999 Broadway           Wyoming           100.0  %
                             Suite 3200
                             Denver, CO
                             80202

Atlantic Partners L.L.C.     1999 Broadway          Colorado            83.0  %
 /(*)/                       Suite 3200
                             Denver, CO
                             80202

Heartland Fuels              1999 Broadway          Wisconsin           85.0  %
 Corporation /(*)/           Suite 3200
                             Denver, CO
                             80202

K-Fuel L.L.C.                1999 Broadway          Delaware            51.0  %
                             Suite 3200
                             Denver, CO
                             80202

KFX Fuel Partners II, L.P.   1999 Broadway          Delaware           100.0  %
 /(*)/                       Suite 3200
                             Denver, CO
                             80202

KFX Bohemia, s.r.o./ (*)/    1999 Broadway       Czech Republic         100.0 %
                             Suite 3200
                             Denver, CO
                             80202

KSA Partnership /(*)/        1999 Broadway          Delaware             67.0 %
                             Suite 3200
                             Denver, CO
                             80202

/(*)/   Entity is substantially inactive with no significant assets or revenues.

TRADE NAMES
-----------

KFX Inc. does business under the following trade names at its offices at 901 North Stuart Street, Suite 750, Arlington, Virginia 22203:

KFX / Atlantic Partners
KFX International

               CONSENT OF INDEPENDENT ACCOUNTANTS - EXHIBIT 23.1


          We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-4298) and the Registration Statement on Form S-8 (No. 333-9873) of KFX Inc. of our report dated March 25, 1997 appearing on page F-2 of this Form 10-K.


PRICE WATERHOUSE LLP



Denver, Colorado
March 26, 1997

                                    KFX INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants......................         F-2
Consolidated Balance Sheets............................         F-3
Consolidated Statements of Operations..................         F-4
Consolidated Statements ofStockholders' Equity.........         F-5
Consolidated Statements of Cash Flows..................  F-6 to F-7
Notes to Consolidated Financial Statements............. F-8 to F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
          Stockholders of KFX Inc:


          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of KFX Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP



Denver, Colorado
March 19, 1997

                                    KFX INC.

                          CONSOLIDATED BALANCE SHEETS


                                                 DECEMBER 31,
                                              1996          1995
                                          --------------------------
                 ASSETS
                 ------
Current:
    Cash and cash equivalents............. $ 1,403,625   $ 2,870,039
    Reclamation deposit...................           -     1,503,032
    Accounts receivable...................     447,230        26,002
    Prepaid expenses......................     106,150       281,711
                                           -----------   -----------
      Total current assets................   1,957,005     4,680,784
                                           -----------   -----------
Property, plant and equipment, net of
  accumulated depreciation................   5,458,801     6,651,558
Patents, net of accumulated
  amortization............................   3,662,894     4,273,583
Investment in KFX Fuel Partners,
  L.P.....................................   2,792,304     2,792,304
Investment in K-Fuel,
  L.L.C...................................     157,180             -
Prepaid royalty...........................     500,000             -
Other assets..............................     395,383       213,264
                                           -----------   -----------
                                           $14,923,567   $18,611,493
                                           ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current:
  Accounts payable........................ $ 1,041,800   $   836,538
  Accrued expenses........................     166,651       698,765
  Due to related parties..................     707,756       585,814
  Interest payable........................      92,319        91,985
  Current maturities of long-term debt....     115,000       214,000
                                           -----------   -----------
      Total current liabilities...........   2,123,526     2,427,102
                                           -----------   -----------
Long-term debt, less current maturities...   1,110,000     1,399,851
Mine reclamation liability................   1,166,000     1,032,012
                                           -----------   -----------
      Total liabilities...................   4,399,526     4,858,965
                                           -----------   -----------


Commitments and contingencies (Notes 2,
  4, 5, 7, 13 and 14)

Stockholders' equity:
  Preferred stock, $.001 par value,
    20,000,000 shares authorized;
    none issued...........................           -             -
  Common stock, $.001 par value,-
    80,000,000 shares authorized;
    22,676,040 and 22,159,374 shares
    issued and outstanding................      22,676        22,159
  Additional paid-in capital..............  44,693,093    42,293,556
  Accumulated deficit..................... (34,191,728)  (28,563,187)
                                           -----------   -----------
        Total stockholders' equity........  10,524,041    13,752,528
                                           -----------   -----------
                                           $14,923,567   $18,611,493
                                           ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                              1996         1995         1994
                                          --------------------------------------
Joint venture fee.........................$ 1,000,000   $         -            -
Contract revenue..........................    596,298       254,363      364,587
Interest and other income.................    171,269       124,959       88,188
                                          -----------   -----------  -----------
 Total revenue and other income...........  1,767,567       379,322      452,775
                                          -----------   -----------  -----------
Marketing, general and administrative
  expenses................................  3,451,146     4,264,034    3,530,264
Performance fees related to investment
 in KFX Fuel Partners, L.P................          -       960,000            -
Litigation settlement.....................          -       800,000            -
Research and development..................    465,166       444,329      741,650
Demonstration plant and laboratory
operations................................    733,268       371,921      318,237
Write-down of mine property and
 reclamation costs.......................     700,500             -            -
Depreciation and amortization.............  1,861,164     1,657,385    1,406,455
Interest expense..........................    184,864       677,582      575,846
                                          -----------   -----------  -----------
 Total expenses...........................  7,396,108     9,175,251    6,572,452
                                           -----------   -----------  ----------

Loss before income taxes and
 extraordinary item....................... (5,628,541)   (8,795,929)  (6,119,677)
Income tax benefit........................          -       872,851    2,879,393
                                           -----------   -----------  ----------
Loss before extraordinary item............ (5,628,541)   (7,923,078)  (3,240,284)

Extraordinary item:
 Gain from debt extinguishment, net of
   income taxes of $872,851 and $2,879,393,
   respectively...........................          -     1,694,358    5,589,410
                                           -----------  -----------   ----------
 Net income (loss)........................$ (5,628,541) $(6,228,720) $ 2,349,126
                                           ===========  ===========   ==========

Net income (loss) per common share:
 Before income taxes and extraordinary
 item.....................................$       (.25) $      (.47) $      (.37)
 Income tax benefit and extraordinary
 item.....................................          -           .14          .51
                                          ------------  -----------   ----------
Net income (loss).........................$       (.25) $      (.33)  $      .14
                                          ============  ===========  ===========
Weighted average common shares
 outstanding:
 For loss before income taxes and......... 22,458,000    18,578,000   16,425,000
 extraordinary item ......................===========   ===========  ===========
 For net income (loss).................... 22,458,000    18,578,000   16,621,000
                                          ===========   ===========  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK        ADDITIONAL
                                             ---------------       PAID-IN       ACCUMULATED
                                            SHARES      AMOUNT     CAPITAL        DEFICIT
                                          ---------------------------------------------------
Balance, December 31, 1993................ 15,755,980   $15,756   $21,797,088   $(24,683,593)
Stock issued for cash.....................    631,300       631     1,932,396
Stock issued for services.................    151,912       152       697,563
Stock issued for partnership interest
   and consulting services................    250,000       250     1,124,750
Discount on issuance of promissory
   notes converted to common stock........          -         -       356,000
Net income................................          -         -             -      2,349,126
                                           ----------   -------   -----------  -------------
Balance, December 31, 1994................ 16,789,192    16,789    25,907,797    (22,334,467)

Stock issued for cash.....................  4,377,365     4,377    10,092,498
Stock issued for promissory notes
   and accrued interest payable...........    374,727       375     1,580,348
Stock issued for services and board
   of director fees.......................    233,090       233     1,146,298

Stock options and warrants issued
   for services...........................          -         -       840,000

Stock issued for litigation settlement....     10,000        10        49,990

Stock of director and officer exchanged
   for litigation settlement..............          -         -       750,000

Stock issued to acquire controlling
   interest in Heartland Fuels Corp.......    375,000       375     1,874,625
Discount on issuance of promissory
   notes converted to common stock........          -         -        52,000
Net loss..................................          -         -             -     (6,228,720)
                                           ----------   -------   -----------  -------------
Balance, December 31, 1995................ 22,159,374    22,159    42,293,556    (28,563,187)

Stock issued for cash.....................    382,000       382     1,449,498

Stock issued for services and board
   of director fees.......................    134,666       135       650,039

Warrants issued for services..............          -         -       300,000

Net loss..................................          -         -             -     (5,628,541)
                                           ----------   -------   -----------  -------------
Balance, December 31, 1996................ 22,676,040   $22,676   $44,693,093   $(34,191,728)
                                           ==========   =======   ===========  =============



  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     YEAR ENDED DECEMBER 31,
                                                  1996         1995         1994
                                              -----------------------------------
OPERATING ACTIVITIES:
  Net income (loss)...........................$(5,628,541) $(6,228,720) $  2,349,126
  Adjustments to reconcile net income
    (loss) to cash used in operating
    activities:
      Income tax benefit and
        extraordinary item....................          -   (2,567,209)   (8,468,803)
      Depreciation and amortization...........  1,861,164    1,657,385     1,406,455
      Write-down of mine property and
        reclamation costs.....................    700,500             -           -
      Amortization of discount on notes
        payable...............................          -       273,000     135,000
      Common stock issued for services........          -       713,919     907,710
      Stock options and warrants issued for...    237,500       840,000           -
        services
      Common stock issued by the Company
        and a director and officer to settle..          -       800,000           -
        litigation
      Promissory notes exchanged for services.          -        30,000      93,455
      Other, net..............................          -      (105,794)          -
  Changes in operating assets and
   liabilities:
     Accounts receivable and prepaid
       expenses...............................   (669,687)       62,918      (4,433)
     Trade and related party payables.........    569,925       120,685      317,30
     Accrued interest and other
       liabilities............................    (28,886)      720,797     783,467
     Prepaid royalty..........................   (300,000)            -           -
     Other....................................     49,141             -      10,430
                                              -----------   -----------  ----------
Cash used in operating activities............. (3,208,884)   (3,683,019) (2,470,292)
                                             ------------   -----------  ----------

INVESTING ACTIVITIES:
  Reclamation deposit.........................  1,503,032    (1,503,032)          -
  Patents acquisition and pending patent
    applications..............................    (35,918)   (1,092,652)    (17,237)
  Investments in K-Fuel, L.L.C................   (243,752)            -           -
  Development costs credited to KFX Fuel
    Partners..................................          -       107,114)   (513,205)
  Acquisition of Heartland Fuels
    Corporation stock.........................          -      (100,000)          -
  Purchases of property and equipment.........   (211,700)      (70,656)     (8,891)
  Other.......................................   (130,221)       (8,180)     40,425
                                              ------------  ----------- ------------
Cash provided by (used in) investing
  activities..................................    881,441    (2,881,634)   (498,908)
                                              ------------  ----------- ------------
FINANCING ACTIVITIES:
  Net proceeds from sale of common stock......  1,449,880    10,096,875   1,933,026
  Proceeds from issuance of promissory
    notes.....................................          -     1,490,000   1,237,569
  Payments on promissory notes................   (588,851)   (2,231,447)   (182,318)
                                              ------------  ----------- ------------
Cash provided by financing activities.........    861,029     9,355,428   2,988,277
                                              ------------  ----------- ------------

Increase (decrease) in cash and cash
  equivalents................................. (1,466,414) 2,790,775         19,077
Cash and cash equivalents, beginning of
  period......................................  2,870,039     79,264         60,187
                                              -----------   -----------  ----------
Cash and cash equivalents,
  end of period...............................$ 1,403,625   $ 2,870,039  $   79,264
                                              ===========   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.



                                               YEARS ENDED DECEMBER 31,
                                               1996       1995      1994
                                          --------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
    Cash paid for interest.............    $157,404   $297,821   $28,002

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

See Notes 2, 3, 4, 7, 9, 10, 13 and 16.






  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company"), its wholly-owned subsidiary, KFX Wyoming, Inc. ("KFXW"), and its majority-owned subsidiaries, KFX Technology, Inc. ("KFXT", formerly Energy Brothers Technology, Inc.), Atlantic Partners, Ltd. ("APL"), and Heartland Fuels Corporation ("HFC"). The Company's 67 percent interest in KSA Partnership ("KSA"), its 51 percent interest in K-Fuel, L.L.C. ("K-Fuel"), and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

          The Company holds patents to the K-Fuel Technology which enhances the combustion characteristics of coal and other carbonaceous fuels. The Company intends to generate revenue by licensing the K-Fuel Technology to third party operators or by the direct ownership and management of K-Fuel production facilities.

CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1996, cash and cash equivalents included money market and mutual fund accounts of $1,317,420. Such amounts are carried at cost which at December 31, 1996 approximates fair market value.

PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the following estimated useful lives:

                   Plant, machinery and equipment    7-15 years
                   Office furniture and equipment    3-5  years

PATENTS

          The Company holds patents to the Series "A", "B" and "C" K-Fuel Technology. The costs of obtaining new patents are capitalized; costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the lives of the respective patents of 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are expensed as incurred.

                                    KFX INC.

INCOME (LOSS) PER SHARE

          The computation of net income (loss) per share is based upon the weighted average shares of common stock and common stock equivalents (dilutive stock options and warrants and convertible securities) outstanding during the period. Proceeds from the assumed exercise of the dilutive stock options and warrants are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. Net loss per common share before income taxes and extraordinary items excludes common equivalent shares as the effect would be anti-dilutive.

ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Significant estimates have been made by management with respect to the realizability of the Company's property, plant and equipment, patents, investment in KFP, prepaid royalty, mine reclamation liability, and the possible outcome of outstanding litigation. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term. See Notes 2, 3, 4, 7, 11 and 14 for additional information with respect to these estimates.

RECLASSIFICATIONS

          Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the current year presentation.

FUTURE SOURCES OF FUNDS

          The Company's current cash balances, the expected revenues to be derived from the Company's research and development subcontract agreements with K-Fuel LLC, and the royalty income to be derived from the commencement of operations of KFP in 1997 are expected to fund the Company's operations and debt service requirements until the first quarter of 1998 based on current operating plans and budgets. The Company does not expect to realize any significant net revenues from its 5 percent ownership interest in KFP during 1997. The Company will need to realize additional operating funding sources and reduce certain operating expenses to sustain operations into 1998 and beyond. Such potential sources of funding may include, but are not limited to (1) the proposed sale of all or a portion of the Company's 5 percent interest in KFP; (2) certain development and license fees that may be derived from a potential expansion of the existing KFP production facility; (3) license fees to be derived from a proposed Indonesia K-Fuel production facility in late 1997 or early 1998; and
(4) certain development and license fees to be derived from the proposed commencement of construction of an additional K-Fuel production facility near Gillette, Wyoming. There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If such events do not materialize, the Company may be forced to seek debt and/or equity financing on terms and conditions that may not be favorable to the Company, if available at all. The Company does not currently have any commitments with respect to any debt or equity financing.

                                    KFX INC.

NOTE 2.  PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consisted of the following:

                                                 DECEMBER 31,
                                              1996          1995
                                           -------------------------
Demonstration plant...................     $10,854,375   $10,854,375
Mine property.........................         465,500     1,032,012
Laboratory equipment..................          51,307             -
Buildings.............................          90,781             -
Office and computer equipment.........         178,988       112,927
                                           -----------   -----------
                                            11,640,951    11,999,314
Less accumulated depreciation.........      (6,182,150)   (5,347,756)
                                           -----------   -----------
                                           $ 5,458,801   $ 6,651,558
                                           ===========   ===========

          Depreciation expense was $837,945 and $798,141 in 1996 and 1995, respectively. In August 1995, the Company contributed laboratory equipment, buildings and other equipment with a net book value of $410,645 to KFP. See
Note 4.

          In order to facilitate the development of the production facility discussed in Note 4, in August 1995 the Company acquired certain coal mining and surface properties near Gillette, Wyoming from Fort Union, Ltd. ("Fort Union"). Such properties include approximately 1.3 million tons of coal reserves which will be depleted using the units of production method, if and when mined. The consideration paid for the properties is in the form of a royalty share agreement whereby the Company is required to pay Fort Union an amount equal to 20 percent of the royalty income received by the Company from all North American applications of the K-Fuel process until the earlier of such time as (1) Fort Union has received royalty share payments in the amount of $1,500,000, or (2) September 15, 2015. Additionally, the Company was required to assume Fort Union's reclamation liabilities related to the acquired properties. As a result, the Company was required to deposit $1,503,032 into an escrow account to ensure the performance of the reclamation obligations until such time as Fort Union has been fully and finally released from all liability for the reclamation obligations. In November 1995, the Company and KFP submitted a joint permit application to the Wyoming Department of Environmental Quality, Land Quality Division ("DEQ") that was approved in April 1996 and resulted in (1) the transfer all of Fort Union's reclamation obligations with respect to the acquired properties to the Company and KFP, and (2) the return of the escrow reclamation deposit to the Company.

          The mine reclamation liability of $1,166,000 at December 31, 1996 represents the estimated cost to the Company to reclaim the property in compliance with minimum standards established by the State of Wyoming and various governmental agencies. In connection with obtaining a permit to conduct mining and reclamation operations, the Company has entered into a bond agreement to ensure payment of reclamation costs.

                                    KFX INC.

          When acquired, it was the Company's intent to sell this coal mining property. However, in 1996 the Company determined that it would not sell it; rather, it would be retained for purposes of a reserve supply of coal to be used in the KFP production facility if ever needed. In 1996, the Company also reassessed the value of this asset in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and wrote down its investment in mining property to an estimated fair market value of $465,500.
The charge of $566,512 is reflected in the results of operations of the Company for the year ended December 31, 1996.

NOTE 3.  PATENTS

            Patents consisted of the following:


                                                DECEMBER 31,
                                             1996         1995
                                          ------------------------
Series "A" and "B" patents..............  $ 8,800,000  $ 8,800,000
Series "C" patents......................    1,335,134    1,335,134
Foreign patents - granted...............      212,922      192,271
Domestic and foreign patents - pending..      123,329      153,810
Other...................................       18,725       18,725
                                          -----------  -----------
                                           10,490,110   10,499,940
Less accumulated amortization...........   (6,827,216) (6,226,357)
                                          -----------  -----------
                                          $ 3,662,894  $ 4,273,583
                                          ===========  ===========

  Patents amortization expense, including abandoned patents, was $646,607 and $568,600 in 1996 and 1995, respectively. The Series "C" patents were acquired in August 1995 by the payment of $1,000,000 cash and the issuance of a $335,134 promissory note that was paid in 1996.

NOTE 4.  INVESTMENT IN KFX FUEL PARTNERS, L.P.

  In August 1995, the Company acquired a 5 percent general and limited partnership interest in KFX Fuel Partners, L.P. ("KFP"). The remaining 95 percent general and limited partnership interest in KFP is held by Thermo Ecotek
Corporation ("TCK").   In September 1995, KFP began construction of a 500,000
tons-per-year K-Fuel production facility near Gillette, Wyoming. At December 31, 1996, total construction costs of the facility were approximately $45 million, and were funded entirely by TCK. As part of its investment in 1995, the Company contributed to KFP certain assets from its demonstration facility near Gillette, Wyoming with a book value of approximately $411,000, and certain permitting and engineering costs incurred by the Company totaling approximately $620,000. Additionally, as a condition of acquiring the 5 percent interest in KFP, in August 1995 the Company acquired an additional 80 percent interest in Heartland Fuels Corporation ("HFC") in exchange for 375,000 shares of the Company's common stock valued at $1,875,000, a cash payment of $100,000, and a promissory note of $150,000 due in February 1996. HFC's only asset is a license to the Company's Series "A" and "B" K-Fuel technology. Prior to the HFC transaction, the Company held a 5 percent interest in HFC and was indebted to HFC in the amount of approximately $364,000. The total consideration paid for the HFC interest, less the indebtedness of the Company to HFC, was also recorded as part of the Company's investment in KFP.

                                    KFX INC.

  In addition to its 5 percent interest in KFP, the Company will receive a royalty of 3 percent of the net sales of the KFP facility.

          On December 24, 1996, a fire destroyed one of two oil heating systems that provide the main processing structure (comprised of four processing vessels) with heat transfer fluid. It is estimated that KFP's insurance will cover substantially all of the costs of replacing the destroyed equipment. Commercial operations of the KFP facility (i.e., shipment of fuel product to purchasers or stockpiling of product on the KFP site) are expected to begin in the second quarter of 1997 for the two processing vessels unaffected by the fire, and in the second half of 1997 for the other two processing vessels that were affected by the fire damage to the oil heating system. Total production of the KFP facility is expected to reach its full output of 500,000 TPY beginning in 1998. As of December 31, 1996, TCK was committed to fund approximately $5 million to complete construction and start-up of the KFP facility.

          As of December 31, 1996, KFP had construction in progress of approximately $44,736,000 and current liabilities of approximately $1,893,000. For the year ended December 31, 1996, KFP generated no revenues and had no net income. This was a result of all of KFP's efforts being directed towards construction of the facility discussed above.

NOTE 5.  THERMO ECOTEK CORPORATION STOCK PURCHASE AGREEMENT

  In August 1995, the Company and Thermo Ecotek Corporation ("TCK") entered into a stock purchase agreement (the "Stock Purchase Agreement") whereby TCK acquired 1,500,000 shares of the Company's common stock for $3 million, and the right to purchase up to an additional 2,750,000 shares of the Company's common stock at the same price per share. In December 1995, TCK purchased an additional 1,500,000 shares for $3 million. Additionally, TCK purchased the remaining 1,250,000 shares of common stock in January 1997 for $2.5 million, increasing its ownership in the Company from approximately 14 percent to approximately 18 percent.

          In addition, as part of the Stock Purchase Agreement, the Company issued two common stock purchase warrants to TCK. The first warrant ("Warrant A") is for 7,750,000 shares of common stock of the Company at an exercise price of $3.65 per share (subject to certain adjustments), and is exercisable, in whole or in part, commencing on January 1, 2000 and expiring on July 31, 2001. The second warrant ("Warrant B") gives TCK the right to purchase the number of shares of common stock that, when added to the shares owned by TCK on the exercise date or which TCK has the right to acquire 60 days after the exercise date, would be sufficient to give TCK ownership of 51 percent of the outstanding shares of common stock of the Company, on a fully diluted basis, on the exercise
date.   Warrant B is  exercisable, in  whole  or in part, commencing  on
January 1, 2000 and expiring on July 31, 2001, provided, however, that Warrant B may not be exercised unless TCK has fully exercised Warrant A. The exercise price of Warrant B will be the average daily closing price of the common stock for the 40 trading days immediately preceding the exercise date.

                                    KFX INC.

NOTE 6.  INVESTMENT IN K-FUEL, L.L.C.

          In April 1996, the Company and Kennecott Alternative Fuels, Inc. ("KAFI"), a wholly-owned subsidiary of Kennecott Energy and Coal Company ("KECC"), formed K-Fuel, L.L.C., a Delaware limited liability company ("K-Fuel LLC"). Pursuant to the Limited Liability Company Agreement (the "Agreement"), K-Fuel LLC will be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of plants or facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Commercial Projects will be constructed by separate entities in which KAFI, the Company or both will have an equity interest and which will receive a sublicense from K-Fuel LLC for the K-Fuel Technology.

          Initially, the Company has a 51 percent interest in K-Fuel LLC and KAFI has a 49 percent interest, except to the extent of certain research and development and amortization expenses, which by written agreement are allocated 100 percent to KAFI. At such time as entities in which KAFI has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, KAFI will have a 51 percent interest in K-Fuel LLC and the Company will have a 49 percent interest. A fee of $1,000,000 was paid to the Company in consideration for the Company entering into the Agreement, and has been recorded by the Company as joint venture fee revenue in 1996. Subject to certain conditions, KAFI has also agreed to make additional capital contributions to K-Fuel LLC in such amounts as may be necessary for all research and development costs incurred by K-Fuel LLC, up to $4,000,000. During 1996, KAFI funded such research and development costs totaling approximately $1,440,000. Additionally, in 1996 the Company and KAFI contributed to K-Fuel LLC approximately $386,000 and $371,000, respectively, for certain administrative, marketing and project development activities in the United States and Indonesia. As of December 31, 1996, K-Fuel LLC was not committed to fund or construct any Commercial Projects.

          The activities and financial results of K-Fuel LLC are accounted for by the Company using the equity method, rather than consolidated, as the Company does not have the authority to independently control K-Fuel LLC. The Company's investment in K-Fuel LLC at December 31, 1996 was approximately $157,000.

          In connection with the Agreement, the Company granted K-Fuel LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the K-Fuel Technology, except to the extent that it pertains to the beneficiation or restructuring of coal or coal related feedstocks covered under the HFC License (as defined below) (the "KFX License"). In addition, Heartland Fuels Corporation, an 85 percent owned subsidiary of the Company, granted K-Fuel LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the Series "A" and Series "B" K-Fuel Technology, as it pertains to the beneficiation or restructuring of coal or coal related feedstocks (the "HFC License"). Both the KFX License and the HFC License specify minimum terms and provisions for any sublicenses granted by K-Fuel LLC to third parties.

                                    KFX INC.

NOTE 7.  PREPAID ROYALTY

  In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. Prior to the agreement, Mr. Koppelman was entitled to a royalty of 2 percent on the gross sales value of K-Fuel product produced by any entity, including any product produced by the Company. As a result of the agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after the State of Wyoming royalty as discussed at Note 13. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000.

  As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 cash and issued a promissory note in the amount of $200,000, due in June 1998. A $25,000 payment was made on the promissory note in 1996. See Note 9. The $500,000 prepaid royalty will be amortized based on the difference between what royalty payments to Mr. Koppelman would have been on the original royalty agreement and the amended royalty agreement reached in 1996.

NOTE 8.  DUE TO RELATED PARTIES

            Due to related parties consisted of the following:


                                                             DECEMBER 31,
                                                           1996       1995
                                                         -------------------
Due to board of directors, payable in common stock ..... $      -   $209,780
Due to board of directors, payable in cash .............   27,800          -
Due to officers of the Company, payable in cash ........  113,708     89,076
Due to KSA Partnership, payable in cash.................  286,958    286,958
Due to K-Fuel, L.L.C., payable in cash..................  250,000          -
Due to other related parties, payable in cash ..........   29,290          -
                                                         --------   --------
    Total related party liabilities..................... $707,756   $585,814
                                                         ========   ========

                                    KFX INC.

NOTE 9.  LONG-TERM DEBT

            Long-term debt consisted of the following:

                                                DECEMBER 31,
                                             1996         1995
                                           -----------------------
Unsecured promissory note, interest at
   6.5 percent and payable annually, no
   principal payments due until maturity
   in February 1998....................... $  650,000   $  650,000
Unsecured promissory note, interest at
   8.0 percent, quarterly principal and
   interest payments of $10,000 beginning
   in January 1996 until October 1998, when
   any remaining principal balance
   is due.................................    300,000      328,717
Unsecured promissory note to related
   party, interest at prime rate
   plus 2 percent, interest payable
   quarterly beginning in December 1995,
   principal payable in semi-annual
   installments of $50,000 beginning in
   December 1995 until September 1997
   September 1997, paid in January 1997...    100,000      150,000
Unsecured promissory note, interest at
   prime rate (8.25 percent at December
   31, 1996) and payable annually, no
   principal payments due until maturity
   in June 1998 ..........................    175,000            -
Unsecured promissory note, interest at
   prime rate, scheduled maturity date of
   August 1998, paid in April 1996 .......          -      335,134
Promissory note secured by Heartland
   Fuel Corporation common stock, no
   interest, paid in February 1996 .......          -      150,000
                                           ----------   ----------
                                            1,225,000    1,613,851
Less current maturities...................   (115,000)    (214,000)
                                           ----------   ----------
                                           $1,110,000   $1,399,851
                                           ==========   ==========

            Scheduled maturities of long-term debt at December 31, 1996 are as follows: $115,000 in 1997, and $1,110,000 in 1998.

            The promissory note of $175,000 at December 31, 1996 was issued as part of a royalty amendment agreement. See Note 7.

          The promissory note of $328,717 at December 31, 1995 includes accrued interest payable of $116,624 renegotiated in 1995.

            The promissory note of $335,134 at December 31, 1995 was issued as part of a patent acquisition. See Note 3.

          In July 1995, the Company completed a debt settlement agreement whereby promissory notes and accrued interest obligations totaling $2,867,209, including accrued interest of $940,209 at December 31, 1994, were extinguished for cash payments totaling $300,000.

                                    KFX INC.

NOTE 10.  STOCKHOLDERS' EQUITY

          During 1996, the Company issued 382,000 shares of common stock for net cash proceeds of $1,449,880, resulting from the exercise of outstanding common stock purchase warrants issued prior to 1996.

          During 1996, the Company issued (1) 93,240 shares of common stock and warrants to purchase 200,000 shares of common stock in exchange for professional service fee obligations totaling $740,394, of which $502,894 was accrued at December 31, 1995, and (2) 41,426 shares of common stock in exchange for 1995 board of director fees totaling $209,780 which were accrued at December 31, 1995. The warrants are exercisable for $4.00 per share and expire 100,000 each in November and December 1999.

  During 1995, the Company also issued (1) 192,778 shares of common stock for professional service obligations totaling $979,216, of which $265,297 was accrued at December 31, 1994, and (2) 40,312 shares of common stock in exchange for 1994 board of director fees totaling $167,315 which were accrued at December 31, 1994.

          During 1995, the Company issued 374,727 shares of common stock in exchange for promissory notes and accrued interest obligation totaling $1,580,723.

          In May 1995, the Company reached a settlement agreement regarding a legal claim brought against the Company and a director and officer of the Company in 1994. As part of the settlement agreement, the Company issued 10,000 shares of common stock valued at $50,000, and a director and officer of the Company transferred in January 1996 150,000 shares of common stock held by him which was valued at $750,000. The 1995 consolidated statement of operations includes an aggregate $800,000 non-cash charge related to this litigation settlement, and includes the value of the common stock transferred by the director and officer of the Company as he acted on behalf of the Company.

  In August 1995 and related to a sale of common stock by the Company, the Company issued a common stock purchase warrant to purchase 50,000 shares of common stock at $4.00 per share, expiring in August 1997.

          In August 1995, the Company issued 375,000 shares of common stock to acquire an 80 percent interest in HFC. See Note 4.

          In 1994, the Company issued 151,912 shares of common stock in exchange for accounting, legal, consulting and legal services valued at $697,715, and issued 250,000 shares of common stock to acquire an additional interest in APL and for past and future consulting services. The 250,000 shares were valued at $1,125,000 and allocated to past and future consulting services. No value was allocated to the APL interest. $562,000 of the consulting services allocation was expensed in 1994, $281,500 in 1995, and $281,500 in 1996. See Note 16.

                                    KFX INC.

NOTE 11.  STOCK OPTION PLANS

          The Company has two employee stock option plans - the Amended and Restated Stock Option Plan (the "1992 Plan"), and the 1996 Stock Option and Incentive Plan (the "1996 Plan").

  The 1992 Plan provides for the award to executive officers (including officers who are also directors), non-employee directors and other key employees of the Company of either non-qualified stock options ("NSO") or incentive stock options ("ISO"), as defined in Section 422 of the United States Internal Revenue Code. Stock options, either NSO or ISO, granted under the 1992 Plan vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date of the grant until fully vested, unless other terms of vesting are specified by the Compensation Committee of the Board of Directors (the "Committee"). Additionally, the Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control of the Company, which is defined as (1) when any person (as such term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the beneficial owner of 15% or more of the total number of shares of common stock then outstanding; (2) the Board of Directors or shareholders approve the sale of all or substantially all of the assets of the Company or any merger with or into the Company; or (3) the Company declares a cash dividend in an amount in excess of 10 percent of the then fair market value of the outstanding shares of common stock. All stock options granted under the 1992 Plan expire ten years from the date of grant. The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan.

          The 1996 Plan provides for the award to executive officers, non-employee directors and other key employees of the Company of only non-qualified stock options. Stock options granted under the 1996 Plan vest 20 percent on the first anniversary date of the grant, and an additional 20 percent each anniversary date thereafter until fully vested. The Committee has similar authority to accelerate the vesting of any outstanding option as with the 1992 Plan, except there are no specific change in control vesting requirements in the 1996 Plan. All stock options granted under the 1996 Plan expire seven years from the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Plan.

                                    KFX INC.

          The following table summarizes the Company's stock option activity for the three-year period ending December 31, 1996:

                                                                         EXERCISABLE
                                                                         -----------
                                                        WEIGHTED    NUMBER OF     WEIGHTED
                       NUMBER OF  NUMBER OF              AVERAGE     SHARES       AVERAGE
                        SHARES,    SHARES,                PRICE    EXERCISABLE  OPTION PRICE
                       1992 PLAN  1996 PLAN    TOTAL    PER SHARE  AT 12-31-96   PER SHARE
                       ---------------------------------------------------------------------
Balance, 12-31-93              -          -          -          -           -            -
  Granted ..........     630,000          -    630,000      $5.02      198,000         $5.38
                       ---------             ---------
Balance, 12-31-94        630,000          -    630,000
  Granted ..........     370,000          -    370,000      $5.19      128,000         $5.21
  Cancelled .......     (350,000)             (350,000)
                       ---------             ---------
Balance, 12-31-95        650,000          -    650,000
  Granted ..........     350,000    525,500    875,500      $6.46       50,000         $7.23
  Cancelled .......      (30,000)         -    (30,000)
                       ---------    -------   --------             -----------  ------------
Balance, 12-31-96        970,000    525,500  1,495,500                 376,000         $5.57
                                                                   ===========  ============
Remaining shares
  authorized .......      30,000    974,500  1,004,500
                       ---------  ---------  ---------
Total authorized...    1,000,000  1,500,000  2,500,000
                       =========  =========  =========

          The range of exercise prices for stock options granted under the 1992 Plan and the 1996 Plan are as follows: 1994 - $4.63 to $5.38 per share; 1995 - $5.13 to $5.64 per share; 1996 - $5.09 to $7.43 per share. All stock options granted under the 1992 Plan and the 1996 Plan in 1994, 1995 and 1996 were at exercise prices that were not below the fair market value of the Company's common stock on the date of grant.

          As a result of TCK's purchase of the Company's common stock in January 1997, all non-vested stock options under the 1992 Plan became fully vested as TCK's ownership of the Company now exceeds 15 percent. The following table summaries the 1992 Plan after the vesting of outstanding options on January 31, 1997:

                NUMBER OF     WEIGHTED     NUMBER OF     WEIGHTED
  NUMBER OF      SHARES       AVERAGE       SHARES       AVERAGE
   SHARES      EXERCISABLE  OPTION PRICE  EXERCISABLE  OPTION PRICE
 OUTSTANDING   AT 12-31-96   PER SHARE    AT 1-31-97    PER SHARE
------------------------------------------------------------------------
970,000        326,000         $5.32      970,000         $5.23



                                    KFX INC.

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value approach of accounting for employee stock options or similar equity instruments. As permitted under SFAS No. 123, the Company has elected to continue measuring compensation expense under Accounting Principles Board ("APB") No. 25, which uses an intrinsic value approach to measuring compensation expense, i.e., compensation expense is generally recognized only when the exercise price of an employee stock option or similar equity instrument is below the fair market value of the underlying common stock on the date of grant. The following table summaries the pro forma effects on net loss for the two most recent fiscal years as if the Company had elected to implement SFAS No. 123:


                                            YEAR ENDED DECEMBER 31,
                                              1996           1995
                                           ---------------------------
Net loss - as reported.................    $(5,628,541)   $(6,228,720)
Net loss - pro forma...................    $(6,320,601)   $(6,689,280)
Net loss per share - as reported.......    $      (.25)   $      (.33)
Net loss per share - pro forma.........    $      (.28)   $      (.36)


          The fair value of options granted under the 1992 Plan and the 1996 Plan were estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used for valuing each grant:

                                         EXPECTED LIFE   EXPECTED
                              NUMBER OF    OF OPTION     DIVIDEND    RISK-FREE     VOLATILITY
                               SHARES       (YEARS)       YIELD    INTEREST RATE   PERCENTAGE
                              -----------------------------------------------------------------
Granted in 1995 ..........      320,000             10   NA               7.31  %      47.7  %
Granted in 1995 ..........       50,000              5   NA               6.88  %      47.7  %
                                -------
 Total 1995...............      370,000
                                =======

Granted in 1996 ..........      350,000              7   NA               6.33  %      54.5  %
Granted in 1996 ..........      455,000              7   NA               6.90  %      55.0  %
Granted in 1996 ............     50,000              7   NA               6.89  %      54.9  %
Granted in 1996 ............     20,500              7   NA               6.25  %      53.5  %
                                -------
 Total 1996...............      875,500
                                =======

                                    KFX INC.

          In addition to the 1992 Plan and the 1996 Plan, the Company has issued non-qualified stock options related to various compensation agreements with consultants and current and former employees of the Company. The following table summaries the terms of such grants as of December 31, 1996:

                                                                          EXERCISABLE
                                                                          -----------
                                                       WEIGHTED     NUMBER OF     WEIGHTED
                                                       AVERAGE       SHARES       AVERAGE
                                          NUMBER OF  OPTION PRICE  EXERCISABLE  OPTION PRICE
                                           SHARES     PER SHARE    AT 12-31-96   PER SHARE
                                          ---------------------------------------------------
Granted in 1993.........................     90,000         $9.00       90,000         $9.00
Granted in 1995.........................    630,000         $3.20      630,000         $3.20
Granted in 1996.........................    150,000         $5.00            -             -
                                          ---------                    -------
Outstanding at December 31, 1996 .......    870,000                    720,000
                                                                       =======
Shares authorized and remaining
 to be granted in 1997 and 1998 ........    300,000         $5.00
                                          ---------
Total granted and authorized              1,170,000
                                          =========

          The grant of options for 150,000 shares in 1996 is included in the pro forma effects of SFAS No. 123 for the year ended December 31, 1996. Relating to the grant of options for 630,000 shares in 1995, the Company recorded non-cash charges totaling $840,000 in the year ended December 31, 1995, including a charge of $190,000 resulting from the cancellation of options for 350,000 shares and the granting of options for 130,000 shares, of which options for 120,000 shares were repriced from the original option price of $4.63 per share to $4.13 per share.

          See Note 5 regarding the option of TCK to acquire up to 7,750,000 shares of the Company's common stock beginning in January 2000.

NOTE 12.  WARRANTS TO PURCHASE COMMON STOCK

          Associated with various financing transactions and professional services agreements, the Company has issued transferable warrants to purchase common stock. The following table summaries the outstanding warrants as of December 31, 1996, all of which are fully exercisable as of that date:

                               TYPE OF    NUMBER OF  EXERCISE PRICE
                             TRANSACTION   SHARES      PER SHARE      EXPIRATION DATE
                             ---------------------------------------------------------
Granted in 1994 or prior...     Services     80,000        $4.00     August 3, 1998
Granted in 1995 ...........    Financing     50,000        $4.00     August 2, 1997
Granted in 1995 ...........    Financing      5,000        $5.00     April 15, 1997
Granted in 1996 ...........     Services    100,000        $4.00     November 5, 1999
Granted in 1996 ...........     Services    100,000        $4.00     December 15, 1999
                                            -------
                                            335,000
                                            =======

          Related to the issuance of the warrants in 1996 for services, the Company recorded non-cash charges of $237,500 and $62,500 in 1996 and 1995, respectively, for the difference between the fair market value per share of the Company's common stock and the warrant price on the date of the issuance.

                                    KFX INC.

NOTE 13.  STATE OF WYOMING DEBT EXTINGUISHMENT

  In February 1994, the Company reached an agreement with the State of Wyoming ("State") to restructure the bond and accrued interest obligations of KFXT, formerly Energy Brothers Technology, Inc. The State agreed to take ownership of the Company's guaranteed investment contracts and cancel all but $650,000 of the bond principal and accrued interest obligations. In exchange, the Company agreed to convey to the State a 12 percent ownership interest in the Company's K-Fuel technology patents. When the cumulative revenue to the State, from license fees and royalty payments, reaches $5 million, the State's interest will decrease to 6 percent. The State will retain the remaining 6 percent interest thereafter, unless reacquired by the Company in an arm's length negotiation.

          The remaining $650,000 note to the State carries annual interest at
6.5 percent and is due on February 28, 1998. As part of the agreement with the State, Energy Brothers Holding, Inc., an affiliate of the Company, and an officer and director of the Company executed a promissory note to the State in the amount of $819,000, with annual interest at 6 percent. This amount will be deemed to be paid when the revenue to the State from the Company's patent rights conveyance reaches $3 million. The Company has agreed to indemnify the officer and director to the extent that payments are made to the State under the agreement. In 1995, the Company paid the State approximately $50,300 that related to the interest due under the officer and director's promissory note.

          As a result of the above debt extinguishment transaction, the Company recognized a gross extraordinary gain of $8,468,803 in 1994. The components of the gain are as follows:

State of Wyoming bonds and accrued interest ................    $15,319,327
Guaranteed investment contracts ............................     (5,623,418)
12 percent of net patent costs .............................       (527,504)
New note to State of Wyoming ...............................       (650,000)
Other.......................................................        (49,602)
                                                                -----------
        Net gain from debt extinguishment...................    $ 8,468,803
                                                                ============

NOTE 14.  COMMITMENTS AND CONTINGENT LIABILITIES

          The Company is obligated for noncancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. The lease agreements require future minimum lease payments as follows:

                       YEAR ENDING DECEMBER 31,   AMOUNT PAYABLE
                       ------------------------   --------------

                             1997                   $187,920
                             1998                    153,720
                             1999                    102,584
                             2000                     63,721
                                                    --------
                                                    $507,945
                                                    ========

Rent expense in 1996, 1995 and 1994 was $226,025, $146,436 and $136,652,
respectively.

                                    KFX INC.

          In December 1996, the Company formed KFX Fuel Partners II, L.P. ("KFP II"), a Delaware limited partnership, related to a proposed K-Fuel production plant in Gillette, Wyoming adjacent to the existing production facility as discussed at Note 4. The Company currently holds 100 percent of the general and limited partner interests of KFP II, which as of December 31, 1996 had no assets or liabilities.

          Pursuant to a Pledge Agreement dated April 19, 1996 between an officer and director of the Company and KECC, the same officer and director pledged to KECC 500,000 shares of his ownership of the Company's common stock in the event KECC suffers any loss related to possible losses from the purchase and sale of product pursuant to a fuel purchase option between KECC and KFP dated April 19, 1996.

          The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5 percent to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility being constructed by KFP) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. See Note 4.

          The Company is contingently liable to Fort Union for 20 percent of the Company's North American royalty proceeds. This obligation expires upon the earlier of (1) the cumulative payment to Fort Union of $1.5 million, or (2) September 15, 2015.

          Pursuant to an Indemnity Agreement dated August 18, 1995 between the Company and TCK, the parties agreed, among other things, that (i) neither party, nor any affiliate thereof may build, construct or operate, or have any interest in a plant or facility, except as contemplated by the OVEC Fuel Option Agreement and the I&M Fuel Option Agreement that would compete, directly or indirectly, with the Project until the earlier of (a) five years after the date the KFP Project commences commercial operation, (b) the date on which KFP has entered into contracts for the sale of a minimum of 70 percent of the output of the KFP Project for a term of at least five years, and (c) the date on which the combined KFP interests of the Company and TCK total less than 50.1 percent; provided, however, that such limitation shall not apply to the operations or activities of the parties with respect to international (excluding Canada and Mexico) business ventures and activities; and (ii) the Company shall guarantee any loan created pursuant to the Partnership Agreement relating to a capital
call for the license to mine coal.   An officer and director of the Company has
pledged 225,000 shares of his ownership of the Company's common stock to guarantee any obligations of the Company arising from the Indemnity Agreement.

                                    KFX INC.

          In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action has been removed to the United States District Court for the District of Wyoming. The Company's lawsuit requests that the court enter a judgment that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. Because the work done by Fru-Con was for a limited partnership in which the Company's predecessor entity was not a partner, and because payment for the work performed by Fru-Con was contingent upon successful project financing which never materialized, as well as for other legal and factual reasons, the Company believes that Fru-Con has no valid rights or claims against the Company. Accordingly, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 15.  INCOME TAXES

          All of the Company's operations are currently domestic, with income taxable at the federal statutory rate of 34 percent. The tax benefit recorded in 1995 and 1994 of $872,851 and $2,879,393, respectively, related to the utilization of current year losses to offset taxes on the extraordinary gains from debt extinguishment. Deferred tax assets (liabilities) were comprised of the following:

                                              1996         1995
                                            -------------------------
Gross deferred tax assets:
  Loss carryforwards.....................   $ 6,220,807    $4,654,284
  Depreciation and amortization..........       152,906       431,898
  Deferred compensation..................       508,498       324,778
  Other..................................       116,892        73,371
                                            -----------    ----------
     Gross deferred tax assets...........     6,999,103     5,484,331
     Deferred tax assets valuation
      allowance..........................    (6,999,103)   (5,484,331)
                                            -----------    ----------
        Net deferred tax assets..........             0             0
Gross deferred tax liabilities...........             -             -
                                            -----------    ----------
                                            $         0    $        0
                                            ===========    ==========

          No net deferred tax asset has been recorded for loss carryforwards or other deferred tax assets because it is currently more likely than not that such benefits will no be realized. The change in the valuation allowance for the current year reflects the changes in the above items. The Company's loss carryforwards of approximately 18,296,000 expires in various amounts through 2011.

                                    KFX INC.

          The Company's total provision for income taxes in 1996, 1995 and 1994 were different from the amount expected by applying the statutory federal income tax rate to the net loss from operations and the extraordinary item. The approximate differences are as follows:

                                              1996          1995         1994
                                          ----------------------------------------
Expected tax on extraordinary item....... $         -   $   873,000    $2,879,000
Expected tax benefit on loss before
  income taxes and extraordinary item....  (1,914,000)   (2,991,000)   (2,081,000)
                                          -----------   -----------   -----------
       Total expected tax provision
        (benefit)........................  (1,914,000)   (2,118,000)      798,000
Non-deductible items.....................     142,000       716,000    (1,178,000)
Increase (decrease) in valuation
  allowance..............................   1,515,000     1,633,000    (1,217,000)
Other....................................     257,000      (231,000)    1,597,000
                                          -----------   -----------   -----------
    Total tax provision.................. $         0   $         0    $        0
                                          ===========   ===========   ===========

NOTE 16.    ATLANTIC PARTNERS, LTD.

          In 1994, the Company acquired an additional 49 percent interest in APL, increasing its total interest to 83 percent. Accordingly, APL's results of operations from the acquisition date have been consolidated in these financial statements. Prior to the acquisition, the Company's 34 percent interest in APL was accounted for under the equity method. APL had no net assets on the acquisition date. Accordingly, no value was assigned by the Company to this additional interest. The pro forma impact of the acquisition on the Company's financial position and results of operations was not significant. See Note 10.