Form 10-Q
period 1997-03-31
KFX INC
filed 1997-05-14
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

================================================================================
                                   FORM 10-Q
(MARK ONE)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
================================================================================
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

On May 12, 1997 there were 23,926,040 shares of the Registrant's common stock outstanding.

                                    KFX INC.

                           FORM 10-Q QUARTERLY REPORT
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                 PAGE NO.
                                                                 --------

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets - March 31,1997
      (Unaudited) and December 31, 1996.........................    3
     Consolidated Statements of Operations -
      Three Months Ended March 31, 1997 and 1996
      (Unaudited)...............................................    4
     Consolidated Statements of Cash Flows -  Three Months Ended
      March 31, 1997 and 1996 (Unaudited).......................    5
     Notes to Consolidated Financial Statements (Unaudited).....    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........    9

PART II.  OTHER INFORMATION.....................................   11

Signatures......................................................   12


                                    KFX INC.

                          CONSOLIDATED BALANCE SHEETS


                                            MARCH 31,
                                              1997       DECEMBER 31,
                                           (UNAUDITED)       1996
                                        -----------------------------
                 ASSETS
                 ------
Current:
  Cash and cash equivalents................ $  2,509,240   $  1,403,625
  Accounts receivable......................      480,881        447,230
  Prepaid expenses.........................      102,504        106,150
                                            ------------   ------------
      Total current assets.................    3,092,625      1,957,005
                                            ------------   ------------
Property, plant and equipment, net of
 accumulated depreciation..................    5,208,028      5,458,801
Patents, net of accumulated
 amortization..............................    3,515,051      3,662,894
Investment in KFX Fuel Partners, L.P. .....    2,792,304      2,792,304
Investment in K-Fuel, LLC .................      126,428        157,180
Prepaid royalty............................      500,000        500,000
Other assets...............................      377,873        395,383
                                            ------------   ------------
                                            $ 15,612,309   $ 14,923,567
                                            ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current:
  Accounts payable......................... $    809,826   $  1,041,800
  Accrued expenses.........................      108,013        166,651
  Due to related parties...................      600,642        707,756
  Interest payable.........................       25,758         92,319
  Current maturities of long-term debt.....      665,000        115,000
                                            ------------   ------------
      Total current liabilities............    2,209,239      2,123,526
                                            ------------   ------------
Long-term debt, less current maturities....      455,000      1,110,000
Mine reclamation liability.................    1,166,000      1,166,000
                                            ------------   ------------
Total liabilities..........................    3,830,239      4,399,526
                                            ------------   ------------
Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par value,
   20,000,000 shares authorized; none
   issued..................................            -              -
  Common stock, $.001 par value,
   80,000,000 shares authorized;
   23,926,040 and 22,676,040 shares issued
   and outstanding ........................       23,926         22,676
Additional paid-in capital.................   47,191,843     44,693,093
Accumulated deficit........................  (35,433,699)   (34,191,728)
                                            ------------   ------------
Total stockholders' equity.................   11,782,070     10,524,041
                                            ------------   ------------
                                            $ 15,612,309   $ 14,923,567
                                            ============   ============





  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   UNAUDITED
                                         THREE MONTHS ENDED MARCH 31,
                                              1997           1996
                                        -----------------------------

Contract revenue........................   $   217,894    $     8,410
Interest and other income...............        60,740         57,044
                                           -----------    -----------
     Total revenue and other income.....       278,634         65,454
                                           -----------    -----------
Marketing, general and administrative
 expenses...............................       739,550        775,616
Research and development................       127,012         80,000
Demonstration plant and laboratory
 operations.............................       176,645        154,518
Depreciation and amortization...........       443,739        434,122
Interest expense........................        33,660         27,765
                                           -----------    -----------
     Total expenses.....................     1,520,606      1,472,021
                                           -----------    -----------
Net loss................................   $(1,241,972)   $(1,406,567)
                                           -----------    -----------
Net loss per common share...............         $(.05)         $(.06)
                                           ===========    ===========
Weighted average shares outstanding.....    23,509,000     22,291,000
                                           ===========    ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        UNAUDITED
                                              THREE MONTHS ENDED MARCH 31,
                                                   1997           1996
                                             -----------------------------
OPERATING ACTIVITIES:
     Net income (loss).......................   $(1,241,972)   $(1,406,567)
     Adjustments to reconcile net income (loss)
      to cash used in operating activities:
       Depreciation and amortization.........       443,739        434,122
       Other.................................             -        (28,941)
       Equity in net loss of K-Fuel, LLC.....        54,853              -
     Changes in operating assets and
      liabilities:
       Increase in accounts receivables......       (33,651)       (99,107)
       Decrease in prepaid expenses..........             -        (21,309)
       Decrease in accounts payable..........      (231,974)      (119,657)
       Decrease in accrued expenses..........       (58,638)      (204,503)
       Decrease in due to related parties....      (107,114)       (61,638)
       Decrease in interest payable..........       (66,561)       (73,911)
                                                 -----------    -----------
Cash used in operating activities............    (1,241,318)    (1,581,511)
                                                 -----------    -----------

INVESTING ACTIVITIES:
     Purchases of equipment..................        (4,530)        (5,720)
     Pending patent applications.............       (10,356)             -
     Investments in K-Fuel, LLC..............       (24,101)             -
     Other...................................        (9,080)             -
                                                 -----------    -----------
Cash used in investing activities............       (48,067)        (5,720)
                                                 -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from sale of common stock......     2,500,000              -
     Payments on notes payable...............      (105,000)      (153,716)
                                                 -----------    -----------
Cash provided by (used in) financing
 activities..................................     2,395,000       (153,716)
                                                 -----------    -----------

Increase (decrease) in cash and cash
  equivalents................................     1,105,615     (1,740,947)
Cash and cash equivalents, beginning of
 period......................................     1,403,625      2,870,039
                                                 -----------    -----------
Cash and cash equivalents, end of
 period......................................   $ 2,509,240    $ 1,129,092
                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Cash paid for interest..................   $   100,196    $   101,650
                                                 ===========    ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Three Months Ended March 31, 1997
---------------------------------

     None.

Three months Ended March 31, 1996
---------------------------------

     During January 1996, the Company issued 41,426 shares of common stock under its Restricted Stock Plan in payment of 1995 board of director fees totaling $209,780 that were included in amounts due to related parties at December 31, 1995.

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

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying Unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiary, KFX Wyoming Inc. ("KFXW"), and its majority-owned subsidiaries, KFX Technology Inc. ("KFXT", formerly Energy Brothers Technology, Inc.), Atlantic Partners Ltd. ("APL"), and Heartland Fuels Corporation ("HFC"). The Company's 67 percent interest in KSA Partnership ("KSA"), its 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

         The consolidated financial statements at March 31, 1997, and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1996 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations expected for the year ended December 31, 1997.

         Net loss per common share for the three months ended March 31, 1997 and 1996 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share," which simplified and added certain earnings per share calculations and disclosures to be included in financial statements prepared in accordance with generally accepted accounting principles. The Company will adopt Statement No. 128 in the fourth quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)


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


NOTE 3.  KFX FUEL PARTNERS, L.P.

         In August 1995, the Company acquired a 5 percent general and limited partnership interest in KFX Fuel Partners, L. P. ("KFP"). The remaining 95 percent general and limited partnership interest in KFP is held by Thermo Ecotek Corporation ("TCK"). In September 1995, KFP began construction of a 500,000
tons-per-year ("TPY") K-Fuel facility near Gillette, Wyoming.   Towards the
completion of the construction of the facility in the fourth quarter of 1996, a fire occurred at the facility. Damage from the fire was restricted to an oil heater and auxiliary oil storage tank and is unrelated to the facility's four coal processors. Substantially all repair costs are expected to be covered by insurance proceeds.

         The fire has caused certain delays with the commencement of commercial operations of the facility. In addition, KFP is currently experiencing certain start-up problems, including issues relating to the flow of materials within the facility. KFP expects to complete repairs caused by the fire and resolve these start-up problems in time to begin commercial operations of the facility during the third quarter of 1997. However, because the technology being developed at the facility is new and untested, no assurance can be given regarding specific timing and production levels.


NOTE 4.  EVENTS SUBSEQUENT TO MARCH 31, 1997

         In May 1997, KFP notified Yanke Energy, Inc. of its desire to proceed with pre-engineering and other certain activities related to the construction of a fifth processing vessel at the KFP facility, which would increase the facility's annual capacity from 500,000 TPY to 625,000 TPY (the "Expansion Unit"). The construction costs of the Expansion Unit, currently estimated to be approximately $12 million, are expected to be funded by the Company and other investors. However, there can be no assurance that such financing will be available on terms acceptable to the Company, if at all. The Company has retained an investment banking firm to assist with the financing efforts.

         The Company and KFP are currently negotiating the terms pursuant to which the Company will fund the construction of the Expansion Unit, and the terms of an increased interest in KFP in return for the Company providing such funding.

                                    KFX INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion to follow is based on forward-looking statements that include risks and uncertainties, and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of the Company's Form 10-K for the year ended December 31, 1996. Actual results may differ materially from those anticipated in the forward-looking information.

     Excluding a $1 million joint venture fee from K-Fuel LLC in 1996, to date the Company has not generated any material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of beneficiated fuel products. Substantially all revenues have been derived from ancillary sources not directly related to the Company's efforts to commercialize the K-Fuel Technology. Until the Company successfully negotiates additional third-party licensing and royalty agreements and/or independently constructs and operates its own production facilities, net operating losses will continue. As such, the Company may be dependent on non-operating funding sources to sustain its operations in the near term (twelve to eighteen months).

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

     Revenues increased primarily as a result of technical subcontract work the Company performed for K-Fuel, LLC. As the K-Fuel, LLC joint venture commenced in June of 1996, there was no comparable amounts for the first quarter in 1996. The Company will continue to perform additional technical subcontract work for K-Fuel LLC in 1997.

     The decrease in marketing, general and administrative expenses is primarily attributable to the payment of a $50,000 listing fee with the American Stock Exchange which incurred only in 1996. This reduction was partially offset by an increase in salaries expense due to the hiring of two executive employees in the second quarter of 1996.

     The increase in research and development and demonstration plant and laboratory operations is attributable to increased efforts associated with overall project development activities, with particular emphasis on the K-Fuel, LLC research program, proposed projects in Indonesia and Turkey, and the KFP project currently under construction/start-up adjacent to the demonstration plant and laboratory facility.

LIQUIDITY AND CAPITAL RESOURCES

     The current near term funding sources available to the Company are (1) cash on hand, which as of May 12, 1997 was approximately $1.9 million; (2) the expected start-up of the KFP production facility in the second half of 1997, resulting in certain royalty payments; (3) certain cost reimbursements from K-Fuel, LLC, relating to a collective research and development program conducted by the Company in conjunction with Kennecott Alternative Fuels, Inc., the Company's joint venture partner in K-Fuel, LLC, and (4) certain development and license fees to be derived from the anticipated Expansion Unit construction.
In January 1997, TCK invested $2.5 million for 1.25 million shares of the Company's common stock.

     The Company's current cash balances, the royalty income to be derived from the commencement of operations of KFP in the second half of 1997, and the expected revenues to be derived from the Company's research and development subcontract agreements with K-Fuel, LLC are expected to fund the Company's operations and debt service requirements until the first quarter of 1998 based on current operating plans and budgets. The Company does not expect to realize any significant net revenues from its

                                    KFX INC.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTSOF OPERATIONS
                                  (CONTINUED)


ownership interest in KFP during 1997.   The Company will need to realize
additional revenue sources and reduce certain operating expenses to sustain operations into 1998 and beyond. Such potential sources of funding may include, but are not limited to (1) the proposed sale of all or a portion of the Company's 5 percent interest in KFP; (2) license fees to be derived from the proposed construction of an Indonesia K-Fuel production facility in late 1997 or early 1998; and (3) certain development and license fees to be derived from the proposed Expansion Unit construction. There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If such events do not materialize, the Company may be forced to seek debt and/or equity financing which may not be available on terms and conditions favorable to the Company, if at all. The Company must also obtain financing for the Expansion Unit, which may not be available on terms acceptable to the Company, if at all. The Company does not currently have any commitments with respect to any debt or equity financing.

                                    KFX INC.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

         Exhibit 27.  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarterly period ended March 31, 1997.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               KFX Inc.


                                               /s/ Jeffrey A. Hansen
                                               ----------------------
                                               Jeffrey A. Hansen
                                               Controller and Principal
                                               Accounting Officer


                                               Date: May 12, 1997