Form 10-Q
period 1997-06-30
KFX INC
filed 1997-08-13
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------
                                   FORM 10-Q
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

On August 11, 1997 there were 23,926,040 shares of the Registrant's common stock outstanding.

                                   KFX INC.

                          FORM 10-Q QUARTERLY REPORT
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
     Consolidated Balance Sheets - June 30, 1997 (Unaudited)
         and December 31, 1996...........................................    3
     Consolidated Statements of Operations - Three Months Ended
         June 30, 1997 and 1996 (Unaudited)..............................    4
     Consolidated Statements of Operations - Six Months Ended
         June 30, 1997 and 1996 (Unaudited)..............................    5
     Consolidated Statements of Cash Flows - Six Months Ended
         June 30, 1997 and 1996 (Unaudited)..............................  6,7
     Notes to Consolidated Financial Statements (Unaudited)..............    8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   11

PART II. OTHER INFORMATION...............................................   13

Signatures...............................................................   14

                                   KFX INC.

                          CONSOLIDATED BALANCE SHEETS


                                            JUNE 30,
                                              1997       DECEMBER 31,
                                           (UNAUDITED)       1996
                                           --------------------------
                         ASSETS
                         ------
Current:
   Cash and cash equivalents.............. $ 1,135,651    $ 1,403,625
   Accounts receivable....................     521,261        447,230
   Prepaid expenses.......................     102,496        106,150
                                           -----------    -----------
     Total current assets.................   1,759,408      1,957,005
                                           -----------    -----------
Property, plant and equipment, net of
 accumulated depreciation.................   4,998,519      5,458,801
Patents, net of accumulated amortization..   3,364,188      3,662,894
Investment in KFX Fuel Partners, L.P......   3,048,310      2,792,304
Investment in K-Fuel, L.L.C...............     254,460        157,180
Prepaid royalty...........................     500,000        500,000
Other assets..............................     401,536        395,383
                                           -----------    -----------
                                           $14,326,421    $14,923,567
                                           ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current:
   Accounts payable....................... $   814,600    $ 1,041,800
   Accrued expenses.......................     127,808        166,651
   Due to related parties.................     639,500        707,756
   Interest payable.......................      36,202         92,319
   Current maturities of long-term debt...     757,000        115,000
                                           -----------    -----------
     Total current liabilities............   2,375,110      2,123,526
                                           -----------    -----------
Long-term debt, less current maturities...     270,000      1,110,000
Mine reclamation liability................   1,166,000      1,166,000
                                           -----------    -----------
     Total liabilities....................   3,811,110      4,399,526
                                           -----------    -----------

Commitments and contingencies (Note 2)

Stockholders' equity:
   Preferred stock, $.001 par value,
    20,000,000 shares authorized;
     none issued..........................           -              -
   Common stock, $.001 par value,
    80,000,000 shares authorized;
     23,926,040 and 22,676,040 shares
      issued and outstanding..............      23,926         22,676
   Additional paid-in capital.............  47,191,843     44,693,093
   Accumulated deficit.................... (36,700,458)   (34,191,728)
                                           -----------    -----------
     Total stockholders' equity...........  10,515,311     10,524,041
                                           -----------    -----------
                                           $14,326,421    $14,923,567
                                           ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    UNAUDITED
                                          THREE MONTHS ENDED JUNE 30,
                                               1997          1996
                                           -------------------------
Contract revenue.........................  $   190,862   $         -
K-Fuel, LLC joint venture fee............            -     1,000,000
Interest and other income................       24,122        71,194
                                           -----------   -----------
   Total revenue and other income........      214,984     1,071,194
                                           -----------   -----------

Marketing, general and administrative
 expenses................................      684,627     1,149,180
Research and development.................      109,945       120,000
Demonstration plant and laboratory
 operations..............................      213,601       183,005
Depreciation and amortization............      441,059       496,243
Interest expense.........................       32,511        58,376
                                           -----------   -----------
   Total expenses........................    1,481,743     2,006,804
                                           -----------   -----------

Net loss.................................  $(1,266,759)  $  (935,610)
                                           ===========   ===========

Net loss per common share................        $(.05)        $(.04)
                                           ===========   ===========

Weighted average shares outstanding......   23,926,000    22,486,000
                                           ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    UNAUDITED
                                           SIX MONTHS ENDED JUNE 30,
                                                1997          1996
                                           --------------------------
Contract revenue.........................  $   408,756    $     8,410
K-Fuel, LLC joint venture fee............            -      1,000,000
Interest and other income................       84,862        128,238
                                           -----------    -----------
   Total revenue and other income........      493,618      1,136,648
                                           -----------    -----------

Marketing, general and administrative
 expenses................................    1,424,176      1,924,796
Research and development.................      236,958        200,000
Demonstration plant and laboratory
 operations..............................      390,245        337,523
Depreciation and amortization............      884,799        930,365
Interest expense.........................       66,171         86,141
                                           -----------    -----------
   Total expenses........................    3,002,349      3,478,825
                                           -----------    -----------

Net loss.................................  $(2,508,731)   $(2,342,177)
                                           ===========    ===========

Net loss per common share................        $(.11)         $(.10)
                                           ===========    ===========

Weighted average shares outstanding......   23,712,000     22,374,000
                                           ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      UNAUDITED
                                             SIX MONTHS ENDED JUNE 30,
                                                 1997          1996
                                            --------------------------
OPERATING ACTIVITIES:
   Net income (loss)......................  $(2,508,731)   $(2,342,177)
   Adjustments to reconcile net income
    (loss) to cash used in operating
    activities:
      Depreciation and amortization.......      884,799        930,365
      Other...............................            -        (32,942)
      Equity in net loss of K-Fuel,
       L.L.C..............................      103,692              -
   Changes in operating assets and
    liabilities:
      Increase in accounts receivable.....      (74,031)      (111,414)
      Decrease in prepaid expenses........            -       (227,149)
      Decrease in reclamation deposit.....            -      1,503,032
      Decrease in accounts payable........     (227,200)       279,905
      Decrease in accrued expenses........      (38,843)      (120,515)
      Decrease in due to related parties..      (68,256)       (50,438)
      Decrease in interest payable........      (56,117)       (53,072)
      Decrease in other...................          450              -
                                            -----------    -----------
Cash used in operating activities.........  (1,984,237)      (224,405)
                                           -----------    -----------

INVESTING ACTIVITIES:
  Purchases of equipment..................     (50,795)       (69,404)
  Advance royalty payment.................           -       (300,000)
  Pending patent applications.............     (18,194)             -
  Investments in KFX Fuel Partners, L.P...    (256,006)
  Investments in K-Fuel, L.L.C............    (200,971)             -
  Other...................................     (30,532)        (1,000)
                                           -----------    -----------
Cash used in investing activities.........    (556,498)      (370,404)
                                           -----------    -----------

FINANCING ACTIVITIES:
  Debt placement costs....................     (29,239)             -
  Proceeds from sale of common
   stock, net of placement fees...........   2,500,000        852,380
  Payments on notes payable...............    (198,000)      (542,851)
                                           -----------    -----------
Cash provided by (used in) financing
 activities...............................   2,272,761        309,529
                                           -----------    -----------

Increase (decrease) in cash and cash
 equivalents..............................    (267,974)     ( 285,280)
Cash and cash equivalents, beginning of
 period...................................   1,403,625      2,870,039
                                           -----------    -----------
Cash and cash equivalents, end of period.. $ 1,135,651    $ 2,584,759
                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest.................. $   121,848    $   139,187
                                           ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Six Months Ended June 30, 1997
------------------------------

        None.

Six  months Ended June 30, 1996
-------------------------------

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

        The consolidated financial statements at June 30, 1997, and for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1996 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations expected for the year ended December 31, 1997.

        Net loss per common share for the six months ended June 30, 1997 and 1996 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

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


NOTE 3. KFX FUEL PARTNERS, L.P.

        In August 1995, the Company acquired a 5 percent general and limited partnership interest in KFX Fuel Partners, L. P. ("KFP"). The remaining 95 percent general and limited partnership interest in KFP is held by Thermo Ecotek Corporation ("TCK"). In September 1995, KFP began construction of a 500,000
tons-per-year ("TPY") K-Fuel facility near Gillette, Wyoming.   Towards the
completion of the construction of the facility in the fourth quarter of 1996, a fire occurred at the facility. Damage from the fire was restricted to an oil heater and auxiliary oil storage tank and was unrelated to the facility's four coal processors and the K-Fuel Technology. Substantially all fire damage repairs have been completed and substantially all repair costs are expected to be covered by insurance proceeds.

        The fire has caused certain delays with the commencement of commercial operations of the facility. In addition, KFP is currently experiencing certain construction completion problems, including issues relating to the design and operation of certain venting equipment which will further delay the facility's start-up operations, which had been underway when the venting problems were identified. KFP expects to complete repairs and resolve these construction completion items in time to continue operations of the facility during the fourth quarter of 1997. However, because the technology being developed at the facility is new and untested, no assurance can be given regarding specific timing and production levels, or that KFP will be able to correct these construction problems and be in full commercial operations in the fourth quarter of 1997, if at all.


NOTE 4. EVENTS SUBSEQUENT TO JUNE 30, 1997

        On July 31, 1997, the Company sold a private placement of convertible debentures (the "Debentures") totaling $17.0 million. The Debentures mature in July 2002, and have an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31, commencing on January 31, 1998. The Debentures are initially convertible into shares of the Company's common stock at a conversion price of $3.75 per share, beginning on October 30, 1997. On November 1, 1999, the conversion price will change to be 90 percent of the average closing price of the Company's common stock (on the American Stock Exchange or other exchange, if applicable) for the 15 days immediately preceding November 1, 1999. The conversion price on November 1, 1999 cannot be less than $3.65 per share, subject to certain adjustments.

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)


        The Debentures were offered, sold and delivered only to non-United States persons outside of the United States. Application has been made to list the Debentures on the Luxembourg Stock Exchange.

        In connection with the sale of the Debentures, the Company issued to placement agents warrants to purchase 453,333 shares of common stock at an exercise price of $5.00 per share, expiring in July 2002.

        The net proceeds from the sale of the Debentures (approximately $15.3 million) will be used for additional investments in the KFx Fuel Partners facility, continued project development efforts for proposed K-Fuel projects in Indonesia and Turkey, continued project development efforts for a proposed activated carbon production facility, and for general corporate purposes.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

        Contract revenue increased primarily as a result of technical subcontract work the Company performed for K-Fuel, LLC. As the K-Fuel, LLC joint venture commenced in June of 1996, there was no comparable amount for the second quarter in 1996. The Company will continue to perform additional technical subcontract work for K-Fuel LLC in 1997. The K-Fuel LLC joint venture fee was a one-time payment in April 1996. Interest and other income decreased in the 1997 period as a result of overall lower cash balances.

        The decrease in marketing, general and administrative expenses is primarily attributable to certain professional fees incurred in the 1996 period relating to the K-Fuel LLC agreement entered into in the second quarter of 1996. Additionally, the Company is continuing its efforts to reduce certain controllable administrative expenses.

        The overall increase in research and development and demonstration plant and laboratory operations is attributable to increased efforts associated with overall project development activities, with particular emphasis on the K-Fuel, LLC research program, proposed projects in Indonesia and Turkey, and the KFP project currently under construction/start-up adjacent to the demonstration plant and laboratory facility.

        The decrease in interest expense is attributable to the overall lower debt balances outstanding in the 1997 period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

        The increase in contract revenue, decrease in K-Fuel LLC joint venture fee, and decrease in interest and other income are for similar reasons as discussed above for the three months ended June 30, 1997 vs. June 30, 1996.

        The decrease in marketing, general and administrative expenses, the overall increase in research and development and demonstration plant expenses, and the decrease in interest expense are for similar reasons as discussed above for the three months ended June 30, 1997 v. June 30, 1996.

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTSOF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

        The current near term funding sources available to the Company are (1) cash on hand, which as of August 11, 1997 was approximately $16.2 million; (2) the expected start-up of the KFP production facility in the second half of 1997, resulting in certain royalty payments; (3) certain cost reimbursements from K-Fuel, LLC, relating to a collective research and development program conducted by the Company in conjunction with Kennecott Alternative Fuels, Inc., the Company's joint venture partner in K-Fuel, LLC, and (4) certain development and license fees to be derived from anticipated K-Fuel projects in Indonesia and
Turkey.   In January 1997, TCK invested $2.5 million for 1.25 million shares of the Company's common stock.

        The Company's current cash balances, the royalty income to be derived from the commencement of operations of KFP in the second half of 1997, and the expected revenues to be derived from the Company's research and development subcontract agreements with K-Fuel, LLC are expected to fund the Company's operations and debt service requirements until the third or fourth quarter of 1998 based on current operating plans and budgets. The Company does not expect to realize any significant net revenues from its ownership interest in KFP
during 1997.   The Company will need to realize additional revenue sources and reduce certain operating expenses to sustain operations beyond 1998. Such potential sources of funding may include, but are not limited to (1) the proposed sale of all or a portion of the Company's ownership interest in KFP;
(2) license fees to be derived from the proposed construction of Indonesia and Turkey K-Fuel production facilities in 1998; and (3) certain development and license fees to be derived from a proposed activated carbon project. There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If such events do not materialize, the Company may be forced to seek debt and/or equity financing which may not be available on terms and conditions favorable to the Company, if at all. The Company does not currently have any commitments with respect to any debt or equity financing.

                                   KFX INC.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Shareholders of the Company was held on June 19, 1997 for the purposes of (i) electing three directors to the Board of Directors; and (ii) ratifying the selection of Price Waterhouse LLP as the Company's independent accountants for the year ended December 31, 1997.

        The following votes were cast by shareholders with respect to the election of directors named in the Company's proxy statement for the Annual
Meeting:


                       SHARES VOTED FOR  SHARES VOTED AGAINST  SHARES ABSTAINED
                       ----------------  --------------------  ----------------

Mr. Vincent N. Cook          20,706,289                46,300               -0-
Mr. Peter G. Martin          20,706,289                46,300               -0-
Mr. Stanley G. Tate          19,584,745             1,167,844               -0-


        The following votes were cast by shareholders with respect to the selection of Price Waterhouse LLP as the Company's independent accountants for the year ended December 31, 1997:

                       SHARES VOTED FOR  SHARES VOTED AGAINST  SHARES ABSTAINED
                       ----------------  --------------------  ----------------

                             20,733,739                 2,200            16,650

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

        Exhibit 27.  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarterly period ended June 30, 1997.

                                  SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KFX Inc.


                                       /s/ Jeffrey A. Hansen
                                      -----------------------
                                      Jeffrey A. Hansen
                                      Chief Financial Officer


                                      Date: August 11, 1997