Form 10-Q
period 1997-09-30
KFX INC
filed 1997-11-13
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-Q
(MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Yes [ X  ]       No [_]

On November 10, 1997 there were 23,926,040 shares of the Registrant's common stock outstanding.

                                    KFX INC.

                           FORM 10-Q QUARTERLY REPORT
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets  September 30, 1997 (Unaudited)
           and December 31, 1996.............................................  3
        Consolidated Statements of Operations  Three Months Ended
           September 30, 1997 and 1996 (Unaudited)...........................  4
        Consolidated Statements of Operations  Nine Months Ended
           September 30, 1997 and 1996 (Unaudited)...........................  5
        Consolidated Statements of Cash Flows  Nine Months Ended
           September 30, 1997 and 1996 (Unaudited)...........................  6
        Notes to Consolidated Financial Statements (Unaudited)...............  8

Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 11

PART II. OTHER INFORMATION................................................... 13

Signatures................................................................... 14

                                    KFX INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                           September 30,       DECEMBER 31,
                                                                               1997                1996
                                                                           (Unaudited)
                                                                       --------------------------------------
                           ASSETS
                           ------
Current:
  Cash and cash equivalents........................................  $ 15,582,456        $  1,403,625
  Accounts receivable..............................................       225,872             447,230
  Interest receivable..............................................        24,000                   -
  Prepaid expenses.................................................        76,870             106,150
                                                                     ------------        ------------
     Total current assets..........................................    15,909,198           1,957,005
                                                                     ------------        ------------
Property, plant and equipment, net of accumulated depreciation.....     4,707,854           5,458,801
Patents, net of accumulated amortization...........................     3,236,018           3,662,894
Investment in KFX Fuel Partners, L.P...............................     3,635,782           2,792,304
Investment in K-Fuel, L.L.C........................................       233,306             157,180
Convertible debentures issuance costs,
  net of accumulated amortization..................................     2,344,749                   -
Prepaid royalty....................................................       500,000             500,000
Other assets.......................................................       210,584             395,383
                                                                     ------------        ------------
                                                                     $ 30,777,491        $ 14,923,567
                                                                     ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current:
  Accounts payable.................................................  $    912,249        $  1,041,800
  Accrued expenses.................................................        98,809             166,651
  Due to related parties...........................................       575,864             707,756
  Interest payable.................................................       230,642              92,319
  Current maturities of long-term debt.............................       665,000             115,000
                                                                     ------------        ------------
     Total current liabilities.....................................     2,482,564           2,123,526
                                                                     ------------        ------------
Long-term debt, less current maturities............................       270,000           1,110,000
Convertible debentures.............................................    17,000,000                   -
Mine reclamation liability.........................................     1,166,000           1,166,000
                                                                     ------------        ------------
     Total liabilities.............................................    20,918,564           4,399,526
                                                                     ------------        ------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized;
     None issued...................................................             -                   -
  Common stock, $.001 par value, 80,000,000 shares authorized;
     23,926,040 and 22,676,040 shares issued and outstanding.......        23,926              22,676
  Additional paid-in capital.......................................    47,758,843          44,693,093
  Accumulated deficit..............................................   (37,923,842)        (34,191,728)
                                                                     ------------        ------------
     Total stockholders' equity....................................     9,858,927          10,524,041
                                                                     ------------        ------------
                                                                     $ 30,777,491        $ 14,923,567
                                                                     ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             UNAUDITED
                                                            THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                        1997            1996
                                                     --------------------------
Contract revenue...................................  $   450,341    $   310,370
Interest and other income..........................      334,372         21,414
                                                     -----------    -----------
  Total revenue and other income...................      784,713        331,784
                                                     -----------    -----------

Marketing, general and administrative expenses.....      902,231        510,043
Research and development...........................      184,529        109,333
Demonstration plant and laboratory operations......      196,656        251,441
Depreciation and amortization......................      523,331        490,058
Interest expense...................................      201,350         36,108
                                                     -----------    -----------
  Total expenses...................................    2,008,097      1,396,983
                                                     -----------    -----------

Net loss...........................................  $(1,223,384)   $(1,065,199)
                                                     ===========    ===========

Net loss per common share..........................  $      (.05)   $      (.05)
                                                     ===========    ===========

Weighted average shares outstanding................   23,926,000     22,531,000
                                                     ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             UNAUDITED
                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         1997           1996
                                                     --------------------------
Contract revenue.................................... $   859,097    $   318,781
K-Fuel, LLC joint venture fee.......................           -      1,000,000
Interest and other income...........................     419,235        149,651
                                                     -----------    -----------
  Total revenue and other income....................   1,278,332      1,468,432
                                                     -----------    -----------

Marketing, general and administrative expenses......   2,326,408      2,434,839
Research and development............................     421,487        309,333
Demonstration plant and laboratory operations.......     586,901        588,964
Depreciation and amortization.......................   1,408,129      1,420,423
Interest expense....................................     267,521        122,249
                                                     -----------    -----------
  Total expenses....................................   5,010,446      4,875,808
                                                     -----------    -----------

Net loss............................................ $(3,732,114)   $(3,407,376)
                                                     ===========    ===========

Net loss per common share........................... $      (.16)   $      (.15)
                                                     ===========    ===========

Weighted average shares outstanding.................  23,784,000     22,427,000
                                                     ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             UNAUDITED
                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                       1997              1996
                                                                  -------------------------------
OPERATING ACTIVITIES:
   Net income (loss)............................................. $(3,732,114)        $(3,407,376)
   Adjustments to reconcile net income (loss) to cash
      Used in operating activities:
         Depreciation and amortization...........................   1,408,129           1,420,423
         Write-off of project development costs..................     163,445                   -
         Equity in net loss of K-Fuel, L.L.C.....................     248,996              51,715
         Other, net..............................................    (103,678)            (32,432)
   Changes in operating assets and liabilities:
         Increase in accounts receivable and prepaid expenses....     (87,686)           (632,788)
         Increase in interest receivable.........................     (24,000)                  -
         Decrease in reclamation deposit.........................           -           1,503,032
         Decrease in accounts payable............................     (54,973)            119,059
         Decrease in accrued expenses............................     (67,842)                  -
         Decrease in due to related parties......................     (55,462)                  -
         Increase in interest payable............................     138,323                   -
         Decrease in other assets................................         451                   -
                                                                  -----------         -----------
Cash used in operating activities................................  (2,166,411)           (978,367)
                                                                  -----------         -----------

INVESTING ACTIVITIES:
   Purchases of equipment........................................     (16,175)           (127,549)
   Advance royalty payment.......................................           -            (300,000)
   Pending patent applications...................................     (48,724)            (26,110)
   Investments in KFX Fuel Partners, L. P........................    (581,764)                  -
   Investments in K-Fuel, L.L.C..................................    (325,122)           (245,762)
   Other.........................................................     (33,224)                  -
                                                                  -----------         -----------
Cash used in investing activities................................  (1,005,009)           (699,421)
                                                                  -----------         -----------

FINANCING ACTIVITIES:
   Payments on notes payable.....................................    (290,000)           (563,851)
   Convertible debentures issuance costs.........................  (1,859,749)                  -
   Gross proceeds from convertible debentures....................  17,000,000                   -
   Proceeds from sale of common stock, net of placement fees.....   2,500,000             852,380
                                                                  -----------         -----------
Cash provided by financing activities............................  17,350,251             288,529
                                                                  -----------         -----------

Increase (decrease) in cash and cash equivalents.................  14,178,831          (1,389,259)
Cash and cash equivalents, beginning of period...................   1,403,625           2,870,039
                                                                  -----------         -----------
Cash and cash equivalents, end of period......................... $15,582,456         $ 1,480,780
                                                                  ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest........................................ $   128,858         $   154,849
                                                                  ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Nine Months Ended September 30, 1997
------------------------------------

          During July 1997, the Company issued a warrant to purchase 453,333 shares of common stock as part of the convertible debenture financing. Using the Black-Scholes option-pricing model, the warrant was valued at $567,000; this amount is included in the total of convertible debentures issuance costs. See
Note 4.

          In September 1997, the Company reclassed prior year receivables from KFx Fuel Partners, L. P. of $261,714 into Investment in KFx Fuel Partners, L.P.

Nine  months Ended September 30, 1996
-------------------------------------

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

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiary, KFX Wyoming Inc., and its majority-owned subsidiaries, KFX Technology Inc., Atlantic Partners Ltd., and Heartland Fuels Corporation. The Company's 67 percent interest in KSA Partnership, its 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

          The consolidated financial statements at September 30, 1997, and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1996 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations expected for the year ended December 31, 1997.

          Net loss per common share for the three and nine months ended September 30, 1997 and 1996 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

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


NOTE 3.  KFX FUEL PARTNERS, L.P.

          In August 1995, the Company acquired a 5 percent general and limited
partnership interest in KFP.   The remaining 95 percent general and limited
partnership interest in KFP is held by Thermo Ecotek Corporation ("TCK"). In September 1995, KFP began construction of a 500,000 tons-per-year K-Fuel
facility near Gillette, Wyoming.   Towards the completion of the construction of
the facility in the fourth quarter of 1996, a fire occurred at the facility. Damage from the fire was restricted to an oil heater and auxiliary oil storage tank and was unrelated to the facility's four coal processors and the K-Fuel Technology. Substantially all fire damage repairs have been completed and substantially all repair costs are expected to be covered by insurance proceeds.

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


NOTE 4.  CONVERTIBLE DEBENTURES

          On July 31, 1997, the Company completed a private placement of convertible debentures (the "Debentures") totaling $17.0 million. The Debentures mature in July 2002, and have an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31, commencing on January 31, 1998. The Debentures are initially convertible into shares of the Company's common stock at a conversion price of $3.75 per share, beginning on October 30, 1997. On November 1, 1999, the conversion price will change to be 90 percent of the average closing price of the Company's common stock (on the American Stock Exchange or other exchange, if applicable) for the 15 days immediately preceding November 1, 1999. The conversion price on November 1, 1999 cannot be less than $3.65 per share, subject to certain adjustments.

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)


          The Debentures were offered, sold and delivered only to non-United States persons outside of the United States. Application has been made to list the Debentures on the Luxembourg Stock Exchange.

          In connection with the sale of the Debentures, the Company issued to the placement agents warrants to purchase 453,333 shares of common stock at an exercise price of $5.00 per share, expiring in July 2002. The warrants were valued at $567,000 using the Black-Scholes option-pricing model and are included in total debenture offering costs, before amortization, of $2,426,749.

          The net cash proceeds from the sale of the Debentures (approximately $15.1 million) will be used for additional investments in the KFP facility, continued project development efforts for proposed K-Fuel projects in Indonesia and Turkey, continued project development efforts for a proposed activated carbon production facility, and for general corporate purposes.

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

          Excluding a $1 million joint venture fee from K-Fuel, LLC in 1996, to date the Company has not generated any material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of beneficiated fuel products. Substantially all revenues have been derived from ancillary sources not directly related to the Company's efforts to commercialize the K-Fuel Technology. Until the Company successfully negotiates additional third-party licensing and royalty agreements and/or independently constructs and operates its own production facilities, net operating losses will continue. As such, the Company may be dependent on non-operating funding sources to sustain its operations in the near term (twelve to eighteen months).

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

          Contract revenue increased approximately $140,000 primarily as a result of an increased level of technical subcontract work the Company performed for K-Fuel, LLC and KFP in the 1997 period. The Company will continue to perform additional technical subcontract work for K-Fuel, LLC and KFP for the remainder of 1997, with an emphasis on KFP. Interest and other income increased by approximately $313,000 in the 1997 period as a result of overall higher cash balances (resulting from the convertible debentures financing) and certain one-time negotiated payables settlements reached in September 1997.

          The increase in marketing, general and administrative expenses of approximately $392,000 in the 1997 period as compared to the 1996 period is primarily attributable to (1) an increase in the equity in loss of K-Fuel, LLC in the 1997 period (increase of approximately $94,000) resulting from a significant increase in project development activity of K-Fuel, LLC in the 1997 period as compared to 1996; (2) a one-time charge of approximately $163,000 to write-off capitalized project development expenses associated with a previously planned fifth-processor expansion of the KFP facility; (3) approximately $50,000 in travel and other internal costs associated with the convertible debentures financing completed in July 1997; and (4) approximately $50,000 in permitting costs in the 1997 period related to the Company's coal mining property adjacent to the KFP facility. The increase in permitting activity is related to the potential sales of coal by the Company to the KFP facility during a portion of 1998.

          The overall slight increase in research and development combined with demonstration plant and laboratory operations is attributable to increased efforts associated with overall project development activities, with particular emphasis on the activated carbon research program, proposed K-Fuel projects in Indonesia and Turkey, and the KFP facility currently under construction/start-up adjacent to the demonstration plant and laboratory facility.

          The increase in interest expense of approximately $165,000 is attributable to the Debentures issued on July 31, 1997 totaling $17.0 million (monthly interest of $85,000), partially offset by overall lower levels of other debt in the 1997 period.

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTSOF OPERATIONS
                                  (CONTINUED)


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

          The increase in contract revenue and the increase in interest and other income are for similar reasons as discussed previously for the three months ended September 30, 1997 vs. September 30, 1996. The K-Fuel, LLC joint venture fee was a one-time payment in April 1996.

          The decrease in marketing, general and administrative expenses of approximately $109,000 for the nine months ended September 30, 1997 as compared to the similar period in 1996 is attributable to a substantial decrease in legal and other professional fees, partially offset by the increases previously discussed for the three months ended September 30, 1997. The decrease in legal and other professional fees from the 1996 period is primarily attributable to the K-Fuel, LLC joint venture agreement reached in the second quarter 1996.

          The overall increase in research and development combined with demonstration plant expenses, and the increase in interest expense are for similar reasons as discussed previously for the three months ended September 30, 1997 vs. September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

          The current near term funding sources available to the Company are (1) cash on hand, which as of November 10, 1997 was approximately $15.0 million; (2) the expected start-up of the KFP production facility in the fourth quarter of 1997, resulting in certain royalty payments; (3) certain cost reimbursements from K-Fuel, LLC, relating to a collective research and development program conducted by the Company in conjunction with Kennecott Alternative Fuels, Inc., the Company's joint venture partner in K-Fuel, LLC, and (4) certain development and license fees to be derived from anticipated K-Fuel projects in Indonesia and Turkey and an anticipated activated carbon project. In January 1997, TCK purchased 1.25 million shares of the Company's common stock for $2.5 million.

          The Company's current cash balances are expected to fund the Company's operations, capital and debt service requirements for the next twelve to eighteen months based on current capital investment plans and operating budgets. The Company does not expect to realize any significant net revenues from its
ownership interest in KFP during the remainder of 1997.   The Company will need
to realize additional revenue sources to sustain operations beyond 1998. Such potential sources of funding may include, but are not limited to (1) the proposed sale of all or a portion of the Company's ownership interest in KFP;
(2) license fees to be derived from the proposed construction of Indonesia and Turkey K-Fuel production facilities in 1998; and (3) certain development and license fees to be derived from a proposed activated carbon project. There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If such events do not materialize, the Company may be forced to seek debt and/or equity financing which may not be available on terms and conditions favorable to the Company, if at all. The Company does not currently have any commitments with respect to any debt or equity financing other than those disclosed in the consolidated financial statements.

                                   KFX INC.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

       Exhibit 27.  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

       Form 8-K dated August 15, 1997 filed under Item 9 Sales of Equity Securities Pursuant to Regulation S.

                                  SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KFX Inc.


                                       /s/ Jeffrey A. Hansen
                                       ----------------------
                                       Jeffrey A. Hansen
                                       Chief Financial Officer


                                       Date: November 10, 1997