Form 10-K
period 1997-12-31
KFX INC
filed 1998-04-13
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------
                                   FORM 10-K
(MARK ONE)

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:

================================================================================
        TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
        -------------------           ------------------------------------
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

As of March 24, 1998, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $32,995,000. At March 24, 1998, 23,926,040 shares of common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 1998 are incorporated by reference into Part III.

                                   KFX INC.

                            FORM 10-K ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS


                                                                                            PAGE NO.
                                                                                            --------
                                                 PART I

Item 1.     Business........................................................................     1
Item 2.     Properties......................................................................    12
Item 3.     Legal Proceedings...............................................................    13
Item 4.     Submission of Matters to a Vote of Security Holders.............................    13

                                                PART II

Item 5.     Market for Common Stock and Related Stockholder Matters.........................    14
Item 6.     Selected Financial Data.........................................................    15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................    16
Item 8.     Financial Statements and Supplemental Data......................................    20
Item 9.     Changes in and Disagreements with Accountants on Accounting
            And Financial Disclosures.......................................................    20

                                                PART III

Item 10.    Directors and Executive Officers of the Registrant..............................    21
Item 11.    Executive Compensation..........................................................    21
Item 12.    Security Ownership of Certain Beneficial Owners and Management..................    21
Item 13.    Certain Relationships and Related Transactions..................................    21

                                                PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................    22

            SIGNATURES......................................................................    25

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     KFX Inc. (the "Company"), a Delaware corporation, is a provider of responsible energy solution technologies that enhance energy value and clean the environment. The Company's primary enterprise is the business of licensing and commercializing a technology that enhances the combustion characteristics of coal and other carbonaceous solid fuels (the "K-Fuel Technology"). The K-Fuel Technology uses heat and pressure to physically and chemically transform high-moisture, low-energy per pound coal and other organic feedstocks into a lower-moisture, high-energy solid fuel ("K-Fuel").

CERTAIN RECENT DEVELOPMENTS

     Pegasus Technologies, Ltd.

     On March 23, 1998, the Company acquired a 60 percent interest in Pegasus Technologies, Ltd., an Ohio limited liability company formed in August 1996 ("Pegasus"), for $2,200,000, comprised of cash payments totaling $1,600,000 and promissory notes totaling $600,000. Additionally, the Company has agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

     Pegasus has developed and is commercializing a neural network (i.e., artificial intelligence) software technology that optimizes the combustion performance of coal-fired electric utility boilers. Pegasus' software product, known as NeuSIGHT, provides two primary benefits: improved combustion performance and reduction in nitrogen oxide ("NOx") emissions. NeuSIGHT dynamically models in real-time the operating conditions of boiler operations and makes recommendations and changes to operating variables that result in improved boiler heat-rate performance, thereby reducing coal fuel costs. This combustion optimization process also results in significant reductions in NOx. NOx is a primary component of ground-level smog and the U.S. Environmental Protection Agency ("EPA") has proposed regulations that would significantly reduce the amount of NOx emissions currently allowed for certain U.S. electric utilities (see "K-Fuel Domestic Market").

     Charco Redondo, LLC

     In December 1997, the Company purchased a 12.6 percent interest in Charco Redondo, LLC, a Texas limited liability company ("Charco") in consideration for its commitment to contribute $540,000 to Charco as working capital. Funding under this commitment began in January 1998 and to date the Company has contributed $404,000 to Charco.

     Charco was formed to develop and complete a project intended to demonstrate the effectiveness of Synthetic Energy Corporation's ("Synthetic") patented process which uses mining techniques in connection with superheated steam and moderate pressure to extract crude oil that otherwise cannot be extracted by conventional production techniques. The technology licensed by Charco is based
on a patent held by John A. Masek (the "Masek Technology").   Charco has an
exclusive sublicense to use the Masek Technology in a four-county area of Texas (the "AMI"), which is believed to have reservoirs containing approximately 1 billion barrels of crude oil which would be appropriate targets for application of the Masek Technology. The pilot project (the "Charco Pilot Project") is being conducted on a mineral lease covering approximately 1800 acres in southern Texas. If the Charco Pilot Project is successful, Charco intends to complete development of the lease, which contains an estimated 23 million barrels of crude oil. The Company's interest in the profits and losses of Charco is 12.6 percent, other than in the Charco Pilot Project phase, for which it is approximately 19 percent. There are no assurances that the Charco Pilot Project will be successful.

     The Company also entered into an option agreement with Synthetic with respect to the use of the Masek Technology outside the AMI. The option agreement provides that the Company and Synthetic will form a joint venture to be owned 55% by the Company and 45% by Synthetic. Upon exercise of the option the Company will have to pay $2.0 million to Synthetic, of which a total of $50,000 was paid upon execution of the option agreement. The Company is not committed to pay any additional amounts to Synthetic under the option agreement until certain performance milestones of the Charco Pilot Project are met.

     Activated Carbon

     In January 1998, the Company completed an initial feasibility study to construct an activated carbon facility at the same site as the previously proposed K-Fuel Partners II Project (as defined herein), adjacent to the KFP Facility (as defined herein). The activated carbon facility, as proposed, would be operated in conjunction with the KFP Facility and would utilize coal fines and other process off-streams from the KFP Facility to reduce raw material and operating costs substantially below those of similar free-standing activated carbon production facilities. Permitting for the proposed activated carbon facility is presently underway. Activated carbon can be made from coal or various biowaste materials and is used in various industrial liquid and vapor-phase treatment and purification processes, and can also be used in certain soil remediation and mining applications.

     In order to commence construction of an activated carbon facility, contracts for engineering and construction, commitments for sale of the product, financing commitments, and environmental and other permits must be secured. The Company anticipates that one or more joint venture partners may be required to assist the Company in constructing the activated carbon facility. To date there are no definitive agreements with respect to an activated carbon plant, and the Company is not able to predict if or when an activated carbon plant will be constructed.

     Debenture Offering

     In August 1997, the Company completed the offer and sale (the "Debenture Offering") of $17 million principal amount of the Company's 6% unsecured convertible debentures due 2002 (the "Debentures"). The Debentures were sold without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemption from registration provided by Regulation S under the Securities Act. The Debentures were offered, sold and delivered only to non-United States persons outside of the United States, its territories and possessions.

     The aggregate underwriting discounts and commissions paid to the placement agents in conjunction with the sale of the Debentures was $1,190,000 (7% of the principal amount thereof). The Company also issued to the placement agents and/or their designees, warrants (the "Placement Agents' Warrants") to purchase 453,333 shares of the Company's $.001 par value common stock (the "Common Stock") with an exercise price of $5.00 per share.

     The Debentures are convertible into shares of Common Stock at the option of the holder of the Debentures at any time prior to maturity (unless previously redeemed or repurchased by the Company), into that whole number of shares determined by dividing (a) the principal amount of Debentures to be converted by
(b) the Conversion Price (as defined herein), subject to adjustment in certain circumstances.

     The initial Conversion Price is $3.75 per share and such price will be reset on November 1, 1999 (the "Reset Conversion Date"). On and after the Reset Conversion Date, the Conversion Price will be the product obtained by multiplying (i) the Stock Price Factor (as defined below), by (ii) 90%. However, the Conversion Price may not be less than $3.65 (the "Floor"), other than as the result of the operation of customary antidilution adjustments set forth in the indenture entered into between the Company and First Bank National Association, as trustee dated as of July 25, 1997 (the "Indenture"); provided, however, notwithstanding the foregoing, if the exercise price of the warrant issued to TCK (as defined herein) to purchase 7,750,000 shares of Common Stock is reduced, then the Floor will be adjusted downward on a dollar-for-dollar basis. "Stock Price Factor" means the average American Stock Exchange ("AMEX") closing sale price per share (or, if the Company is listed or quoted on a U.S. exchange other than AMEX, the average closing price on such exchange) for the 15 trading days immediately preceding the Reset Conversion Date.

K-FUEL

     The K-Fuel Technology is comprised of three groups, or Series, of patents. The Series "A" and Series "B" Technology patents are based on hot gas and steam heat-transfer mediums, respectively. The Series "C" Technology is based on a nitrogen heat-transfer medium. The principal difference between the Series "A" and "B" Technologies and the Series "C" Technology is that Series "C" is based on a more simplified design with respect to the manufacturing equipment and facilities, resulting in lower capital costs. The Company anticipates that the Series "C" Technology will be primarily used for coal fuel product manufacturing facilities. The Series "A" and "B" Technologies can also be used for coal fuel product facilities, but the Company expects to also use them for renewable resource (e.g., bagasse, municipal solid waste, sludge and wood waste) fuel product manufacturing facilities. The Series "A" and "B" Technology patents were developed by Edward Koppelman and assigned to the Company under a research and development contract (the "R&D Contract") with the Company. The Company purchased the initial Series "C" Technology patent directly from Mr. Koppelman at a later date after completion of the R&D Contract. The Company is currently focusing all of its commercialization efforts on the development of projects for the manufacture of coal fuel product using the Series "C" Technology. To date, one commercial-scale K-Fuel manufacturing facility has been constructed and has begun operations. See "Current K-Fuel Projects - KFX Fuel Partners."

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

Domestic Market

     The CAAA is the primary stimulus for the developing United States market for beneficiated clean coal fuel products. Specifically, Title IV of the CAAA addresses acid rain, which is largely caused by airborne sulfur dioxide ("SO2") particulates emitted from coal-fired power plants and other industrial facilities. The K-Fuel Technology addresses this problem by producing a coal fuel product that has SO2 emissions significantly below the levels required by the CAAA (the level of reduction can vary with the chemical composition of the coal feedstock).

     Title IV of the CAAA specifies a two-phase implementation schedule that primarily targets electric utility companies with annual generating capacities in excess of 25 megawatts ("MW"). Phase I implementation began on January 1, 1995, and affected 110 large, high-emission generating plants in 21 states (primarily in the industrial midwest). The emissions limit for these plants during Phase I is 2.5 lbs. SO2 per million Btu ("MMBtu") of heat output. Phase II will begin in the year 2000 and will affect over

1,400 electrical generating plants and other industrial users of coal. The effective SO2 emission rate limitation under Phase II will be reduced to 1.2 lbs. SO2 per MMBtu. When using Wyoming Powder River Basin ("PRB") coal as feedstock material, the K-Fuel Technology produces a fuel product that has a SO2 emission rate of approximately 0.7 to 1.0 lbs. SO2 per MMBtu.

     The Company's United States marketing emphasis is directed primarily at electric utility companies and industrial coal users located in the industrial midwest states. The combustion characteristics of cyclone furnace boilers, a common boiler type of midwestern utilities originally designed to burn high-sulfur midwestern coal, are particularly well-suited to the K-Fuel product manufactured from PRB coal. As reported by the U.S. Department of Energy, the total domestic market for coal fuel is approximately 1 billion tons per year ("TPY"), of which the majority of the tonnage (in excess of 80 percent) is used by electric utility companies. Coal-fired electricity generation currently accounts for approximately 55 percent of the nation's total electricity supply. The Company has estimated, based on published utility coal consumption data and responses to Phase I and Phase II requirements of the CAAA, that a market of approximately 100 to 150 million TPY of clean coal fuel products will develop between the year 2000 and 2010. This anticipated market assumes that regulations passed under the CAAA remain in force. Any amendments to the CAAA that reduce the specified limits on industrial SO2 emissions could negatively impact the potential size of the market and the domestic growth prospects of the Company. In addition to the electric utility industry, the Company intends to market the K-Fuel product to manufacturers and other industrial coal users that are either subject to the SO2 provisions of the CAAA or that desire to improve their fuel combustion performance. Fuel combustion performance is becoming more important to electric utilities because of the need to cut costs and become more efficient in an increasingly competitive market environment.

     The K-Fuel Technology can also produce lower NOx emissions (when using PRB coal as the feedstock) as compared to typical eastern coals. Laboratory tests have indicated that such reductions can be up to approximately 50 percent. NOx is a primary component in ground-level smog and is also a contributor to acid rain. In October 1997, the EPA proposed new NOx emission guidelines for 22 midwestern and southern states and the District of Columbia that would significantly reduce current allowed levels of NOx (in some states by up to approximately 40 percent). Electric utility power plants are the likely targets to reduce NOx as the overall cost to achieve the reduction levels is thought to be less than reduction initiatives aimed at the automobile and manufacturing industries. In February 1998, the U.S. Court of Appeals for the District of Columbia rejected a legal challenge by the electric utility industry, upholding certain 1996 regulations under the CAAA with respect to NOx control standards. The court held that the standards were achievable and that the EPA had the technical and legal authority to mandate such standards.

Foreign Markets

     The international coal market is approximately four times the size of the United States market. The Company's objective is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant coal reserves can be utilized in conjunction with the K-Fuel Technology to develop a value-added export product. The Company is currently focusing its international commercialization efforts in Indonesia and Turkey. See "Current K-Fuel Projects."

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

     Thermo Ecotek Corporation. In August 1995, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), with Thermo Ecotek Corporation ("TCK"), a Massachusetts company engaged primarily in non-utility electric power generation using environmentally responsible technologies. Under the Stock Purchase Agreement, in 1995 TCK purchased 3 million shares of Common Stock for $6 million, or approximately 14 percent of the outstanding Common Stock as of December 31, 1996, and in 1997 purchased an additional 1.25 million shares of Common Stock for $2.5 million, increasing its ownership to approximately 18 percent of the outstanding Common Stock. As part of the transaction TCK was also granted (i) a warrant ("Warrant A") to purchase an additional 7,750,000 shares of Common Stock (subject to certain adjustments) at an exercise price of $3.65 per share, exercisable on January 1, 2000 and expiring July 1, 2001; and (ii) a warrant ("Warrant B"), that gives it the right to purchase the number of shares of Common Stock (at the then prevailing market price) that, when added to all shares owned by TCK on the exercise date, including any shares acquired by the exercise of Warrant A, would be sufficient to give TCK 51 percent of the outstanding Common Stock, on a fully diluted basis. Warrant B has the same exercise and termination dates as Warrant A. In August 1995, the Company and TCK entered into a separate agreement to construct and operate a 500,000 TPY commercial-scale K-Fuel production facility. See "Current K-Fuel Projects - KFX Fuel Partners."

     Kennecott Energy and Coal Company. In April 1996, the Company entered into a joint venture agreement (the "Kennecott Agreement") with Kennecott Alternative Fuels, Inc. ("KAFI"), a wholly-owned subsidiary of Kennecott Energy and Coal Company ("KECC"). The joint venture, a Delaware limited liability company named K-Fuel, L.L.C. ("K-Fuel LLC"), will be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Commercial Projects will be constructed by separate entities in which KAFI, the Company or both will have an equity interest and which will be granted a sublicense from K-Fuel LLC for the K-Fuel Technology.

     Initially, the Company has a 51 percent interest in K-Fuel LLC and KAFI has a 49 percent interest. Certain research and development and amortization expenses are allocated 100 percent to KAFI. At such time as entities in which KAFI has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million TPY of K-Fuel product, KAFI will have a 51 percent interest in K-Fuel LLC and the Company will have a 49 percent interest. In addition to a fee of $1 million paid to the Company in 1996 to enter into the K-Fuel LLC joint venture, and subject to certain conditions, KAFI has agreed to pay to K-Fuel LLC such amounts as may be necessary for all research and development costs incurred by K-Fuel LLC, up to $4 million (the "Initial Work Plan"). During 1997 and 1996, KAFI funded such research and development costs totaling approximately $879,000 and $1,440,000, respectively.

     In the event that KAFI has not as of December 31, 2001 approved for construction Commercial Projects in which KAFI will have an equity interest having a design capacity equal to 1 million TPY of K-Fuel product, then the Company may purchase KAFI's interest in K-Fuel LLC for a purchase price equal to
(a) 100 percent of the aggregate amount expended on third party costs, and (b) 75 percent of the aggregate amount charged for internal KAFI or KECC costs incurred for the Initial Work Plan or any subsequent research and development plan, plus a reasonable return on capital percentage.

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

     With respect to future Commercial Projects to be licensed by K-Fuel LLC, the Company is entitled to a one-time license fee based on the annual designed capacity of each project, to be paid one-half at the time the license is granted, with the remaining one-half paid over a period of three years beginning when the project begins commercial operations. The Company will also receive a production royalty, to be paid each calendar quarter, depending on certain levels of the projects' selling price per ton of coal product. Additionally, the Company will be entitled to an additional payment based on a percentage of the excess of (1) annual cash revenue from each project, over (2) annual pre-tax cash operating costs of each project plus an annual capital charge ("Bonus Royalty") related to each project. The Kennecott Agreement provides that KAFI will fund 100 percent of the capital requirements for each Commercial Project that it elects to participate in, provided however that the Company retains the option to fund and invest up to 50 percent of the capital requirements for any Commercial Project. As of December 31, 1997, there were no commitments to construct any Commercial Projects.

Current K-Fuel Projects

     KFX Fuel Partners.   In August 1995, the Company and TCK, acting through
wholly-owned subsidiaries KFX Wyoming, Inc. ("KFX Wyoming", 100 percent owned by the Company) and Eco Fuels, Inc. (100 percent owned by TCK), formed KFX Fuel Partners, L.P. ("KFP"), a Delaware limited partnership, and began construction of a 500,000 TPY K-Fuel coal production facility (the "KFP Facility") near Gillette, Wyoming using the Company's Series "C" K-Fuel Technology. The Company has a 5 percent interest in KFP, with the remaining 95 percent held by TCK. TCK is the managing general partner for KFP and makes all day-to-day operating decisions. The KFP Facility must be "placed in service" by June 30, 1998, to qualify for certain federal tax credits on its output.

     The KFP Facility was substantially completed in December 1996. TCK has continued to refine and optimize operations at the KFP Facility, conducting extensive testing and producing commercially salable K-Fuel product. Although the KFP Facility has operated and produced commercially salable product, certain difficulties have been encountered in attempting to achieve optimal and sustained operations. Certain problems previously encountered, including a December 1996 industrial fire at the facility and certain construction problems, including issues relating to the flow of materials within the KFP Facility and the design and operation of certain pressure-release equipment, have been resolved. Currently, certain operational problems relating to tar residue build-up within the system during production are being experienced. TCK is
actively exploring solutions to this problem.   Because the technology being
developed at the KFP Facility is new and untested, no assurance can be given that other difficulties will not arise or that these problems can be corrected and optimal and sustained performance can be achieved. The Company does not believe its share of such additional costs to bring the KFP Facility to optimal operating performance, if incurred, will be material.

     In addition to its 5 percent ownership of KFP, the Company will receive a production royalty of 3 percent of the gross sales of KFP, payable quarterly. See "Patents, Licenses and Royalty Agreements." The Company, in conjunction with K-Fuel LLC, is also performing certain marketing activities for KFP. The terms of any compensation for those activities are being negotiated by the parties.

     KFP has signed a Fuel Supply Agreement (the "FSA") with Ohio Valley Electric Corporation ("OVEC"), a subsidiary of American Electric Power, Inc. ("AEP"), whereby KFP will supply K-Fuel to OVEC upon the satisfactory completion of the test burn procedure described in the FSA. The term of the FSA will commence upon the commencement of commercial operations of the KFP Project and will continue until December 31, 1999 (the "Original Term"). The term may be extended, at the option of OVEC, for a period of up to 120 months (the "Initial Extended Term"), and may be extended further, at the option of OVEC, for a period up to 60 months beyond the Initial Extended Term. KFP's initial shipment of K-Fuel product to OVEC is expected to occur in the third quarter of 1998. Total tonnage as per the FSA over the Original Term is 500,000 tons. See "Patents, Licenses and Royalty Agreements." KFP has scheduled a 15-ton combustion test at Southern Research Birmingham for the second quarter of 1998. KFP is presently purchasing its raw coal feedstock on a spot market basis from a neighboring coal mine, and is negotiating for a long-term coal purchase contract to commence when startup operations have been completed.

     The KFP Facility qualifies for a tax credit available under Section 29 of the United States Internal Revenue Code entitled "Credit for Producing Fuel From a Nonconventional Source" ("Section 29"). Section 29, which was originally adopted in 1980, provides a tax credit to the producer of fuel from alternative sources. The credit is equal to $3.00 in 1979 dollars for each barrel equivalent of crude oil ("OBE"), which is defined as 5.8 million Btu. In 1996 dollars, the phase out of the credit begins as the reference price of oil (the average price of oil for the year as announced by the Secretary of the Treasury) exceeds $46.62 per barrel and is fully phased out if the reference price exceeds $58.52. For 1996 the reference price was $18.48 per barrel. Section 29 applies to qualified fuels which are produced in a facility placed in service before July 1, 1998 pursuant to a binding written contract in effect before January 1, 1997, and which are sold after December 1992 and before January 2008. Calculated in 1996 dollars, the tax credit is currently valued at $25.45 per ton of the K-Fuel product (assuming a K-Fuel Btu content of 12,400 Btu per pound). The credit per OBE and the phase-out prices for oil are adjusted annually for inflation. If the KFP Facility is not deemed to be placed in service by July 1, 1998, thereby qualifying for the Section 29 tax credit, the return on investment on the KFP Facility will be materially adversely affected.

     Other than alternative minimum tax provisions, generally there is no provision for carrybacks or carryovers in the event the taxpayer cannot use the entire alternative fuel production credit available for the taxable year. There are also no recapture provisions which apply to this credit. The Company is currently unable to directly utilize any Section 29 tax credits derived from its 5 percent ownership of KFP because of its cumulative net operating loss carryforward.

      K-Fuel LLC.   Phase 1 of the Initial Work Plan was completed in 1997, with emphasis on product reactivity and dusting and development of a new processing vessel design. Phase 2 of the Initial Work Plan, consisting of construction of a small demonstration plant based on a new processing vessel design, will be considered after test burn results from the KFP Facility have been evaluated. KAFI will fund 100 percent of the remaining Phase 2 research and development program of K-Fuel LLC, up to $4 million. The Company expects that the total costs of the Initial Work Plan will not exceed $4 million.

      KFX Fuel Partners II. In December 1996, the Company formed KFX Fuel Partners II, L.P. ("KFP II"), a Delaware limited partnership, in connection with an anticipated 635,000 TPY K-Fuel plant project ("KFP II Project") to be constructed on a site adjacent to the existing KFP Project near Gillette, Wyoming. The KFP II Project was terminated in the fourth quarter of 1997 because of the uncertainty regarding the KFP Facility and the Section 29 tax credit placed-in-service date (July 1, 1998) becoming unrealistic given the construction lead times necessary for the KFP II Project. The Company now is seeking a permit to use the site for its proposed activated carbon facility. Other pre-construction engineering activities related to the KFP II Project (and a related project considered in 1997 to add a fifth processing vessel to the KFP
Facility) have been modified for the proposed activated carbon facility.   See
"Activated Carbon."

      Indonesia.   In September 1995, KFX Indonesia, a joint venture between the
Company and RCD Development, a Maryland partnership ("RCD"), entered into a Memorandum of Understanding with PT Tambang Batubara Bukit Asam ("PTBA"), an Indonesian state-owned coal-mining company, to jointly undertake a feasibility study on the commercialization of the K-Fuel Technology in Indonesia using PTBA's high-moisture coal as feedstock. KAFI, through its interest in K-Fuel LLC, subsequently participated in the feasibility study. In 1996, KFX Indonesia, KAFI and PTBA completed the feasibility study and identified a potential K-Fuel project on the southern portion of the Indonesian island of
Sumatra ("Indonesia Project").   The proposed Indonesia Project is an
approximately 1.5 million metric ton-per-year ("MTPY") facility, with an estimated development and construction cost of approximately $160 million, including approximately $21 million to develop an existing coal reserve of PTBA estimated at approximately 180 million metric tons. In 1998, KFX Indonesia, KAFI and PTBA expect to keep current detailed engineering studies of the proposed mining and K-Fuel plant sites to keep abreast of the viability of the Indonesia Project. The costs needed to maintain these studies are expected to be paid by KAFI and PTBA. Furthermore, the Company expects to have no direct financial ownership in the initial Indonesia

Project other than license fees, royalties and Bonus Royalty. The funding for the Indonesia Project, other than the feasibility study costs incurred in 1996, is expected to be funded 100 percent by KAFI and PTBA. Feasibility study costs incurred in 1997 for the Indonesia Project were not material. It is possible that PTBA will participate in the Indonesia Project only as a supplier of raw coal feedstock, rather than being the coal supplier and a partner in the Indonesia Project. Also, with the Company's consent, KAFI may transfer its rights in the Indonesia Project to one or more international affiliates. There are no assurances that the Indonesia Project or other possible future projects in Indonesia will be constructed.

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

     Development of the Indonesia Project in 1997 suffered from the overall economic and political problems experienced by Indonesia and other Asian countries beginning in mid-1997. Further development of the Indonesian Project (other than periodic assessment of Indonesian coal trade and overall economic conditions) has been limited pending completion of the product test burns from the KFP Facility and the return to a more stable economic and political environment in Indonesia. The Company is not able to determine when such conditions will materialize to allow the Indonesia Project to commence construction.

     Turkey. In June 1996, the Company entered into a non-binding memorandum of understanding with Soma Komur Isletmerleri A.S. ("SOMA"), a Turkish private coal-mining company, to cooperate in the development of a proposed 500,000 TPY K-Fuel project in the Soma Basin coal-mining region in western Turkey ("Turkey Project"). The intended use of K-Fuel from the Turkey Project would be for household heating markets in the urban areas of Izmir and Bursa.

     The Company is presently conducting pelletizing and test burns of raw Turkish coal. The test burns are being conducted in a domestic-use combustion chamber received from SOMA. After completion of these initial tests, shipment of larger quantities of pelletized fuel product to Turkey for further testing is planned.

     To date there are no definitive agreements with respect to a Turkey K-Fuel production facility, and the Company is not able to predict if or when a K-Fuel production facility will be constructed in Turkey.

PATENTS, LICENSES AND ROYALTY AGREEMENTS

     The Company has patents or patent applications for the K-Fuel Technology registered in the United States and 46 foreign countries, including all major industrialized countries that either have significant reserves of high-moisture lignite or subbituminous coal, or that are readily accessible to such reserves via large-scale transportation infrastructure (primarily ocean barge vessels). Included in the pending patent applications are inventions developed by the Company as well as seven improvement patent applications assigned to the Company as a result of the K-Fuel LLC research activities.

     The only licenses the Company has granted to the K-Fuel Technology are to the KFP Facility (Series "C"), K-Fuel LLC ("Series C"), and Heartland Fuels Corporation ("HFC") (Series "A" and "B"). The Company owns 85 percent of the common stock of HFC, and as a condition of the Kennecott Agreement, the Company caused HFC to grant to K-Fuel LLC an exclusive sublicense to the Series "A" and "B" Technologies.

     In connection with the KFP Project, the Company and OVEC entered into a Fuel Option Agreement (the "OVEC Fuel Option Agreement") in 1995 whereby, in the event OVEC exercises its option to extend the Original Term of the FSA for the full 120-month period of the Initial Extended Term,

OVEC will have the right to designate, and, if designated, the obligation to provide, at the Company's expense, one or more sites suitable for the location of plants for the processing of K-Fuel. Upon the Company's determination at the time of each such designation that the plant will be commercially viable, the Company or an affiliate thereof, and OVEC and/or Indiana Kentucky Corporation, a subsidiary of AEP, shall promptly thereafter negotiate in good faith and enter into a purchase agreement whereby OVEC will purchase the K-Fuel produced by any such plant built by the Company on terms and conditions substantially similar to those in the FSA. In the event the Company decides not to proceed with the construction of such plant, the Company is obligated to grant OVEC a non-exclusive license for the Series "C" Technology to enable OVEC to proceed with the development and construction of such plant, and OVEC is required to pay the Company a royalty of $0.65 per ton on any fuel produced at such plant. Additionally, the Company entered into a Fuel Option Agreement with Indiana Michigan Power Company ("I&M"), a subsidiary of AEP, dated August 17, 1995 (the "I&M Fuel Option Agreement") which provides that under certain circumstances I&M shall have the same rights as OVEC pursuant to the OVEC Fuel Option Agreement.

     A predecessor entity of the Company acquired the Series "A" and "B" Technologies from Edward Koppelman and other investors (the "Koppelman Group") in 1984 for $10 million in cash and a royalty agreement of $90 million. In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. Prior to the agreement, Mr. Koppelman was entitled to a royalty of 2 percent on the gross sales value of K-Fuel product produced by any entity, including any product produced by the Company. As a result of the agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after the State of Wyoming royalty (discussed below). The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 cash and issued a promissory note for $200,000. See Note 7 to the consolidated financial statements. The $500,000 prepaid royalty will be amortized based on the difference between what royalty payments to Mr. Koppelman would have been on the original royalty agreement and the amended royalty agreement reached in 1996. Also as part of the royalty agreement, Mr. Koppelman indemnified the Company for any claims made by the Koppelman Group. Mr. Koppelman is now deceased and all his rights and obligations as discussed above are held by his estate.

     The following table summarizes the Company's royalty obligations to various third parties based on licensing and royalty revenues received by the Company and the geographic source of the revenues:

  Royalty Obligation        UNITED STATES        INTERNATIONAL          EXPIRATION DATE OR MAXIMUM AMOUNT
-----------------------------------------------------------------------------------------------------------------
Estate of Edward            25 Percent/(1)/       25 Percent            $75,222,000
 Koppelman

State of Wyoming            12 Percent/(2)/       NA - None             $5,000,000/(2)/

Fort Union Ltd.             20 Percent/(3)/     Canada, Mexico          Earlier of cumulative royalties paid of
                                                                        $1,500,000 or September 15, 2015

Ohio Valley Electric        0.5 Percent/(4)/      NA  None              None

    /(1)/ Computed after the State of Wyoming's royalty, and applies to both license fees and royalties.

    /(2)/ The royalty percentage decreases to 6 percent when $5,000,000 has been paid. There is no expiration date or maximum amount on the remaining 6 percent, and applies to both license fees and royalties.

    /(3)/ Applies to royalties only and is also applicable to any production in Canada or Mexico.

    /(4)/ Applies to royalties only and does not include the plant constructed in 1996 by KFP or any future plants constructed under the OVEC Fuel Option Agreement.

GOVERNMENT AND ENVIRONMENTAL REGULATION

K-Fuel

     In the United States, the K-Fuel product is not expected to be subject to significant amounts of local, state or federal regulation with respect to its transportation and distribution. However, any future United States production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin, and will be subject to periodic maintenance and review requirements once facilities begin production. Typically, most permitting requirements are governed by state laws, but the EPA has the authority to overrule state permitting decisions. The following types of permits are typically required for commercial production facilities: (a) air quality, (b) wastewater discharge, (c) land use, and (d) hazardous waste treatment, storage and disposal. KFP has in place all permits for the operation of the KFP Facility, and the Company expects no difficulties in obtaining the necessary permits for the activated carbon facility (formerly the KFP II Project), although no assurances can be given that such permits will be granted. The K-Fuel Technology process generates only waste gas, waste discharge water, and a small amount of fuel liquid as by-products of the process. The KFP Facility has, as will all future production facilities, waste gas and water treatment facilities to properly treat and dispose of the waste by-products.

     The Company currently has an operating permit in the name of KFX Wyoming, issued by the Land Quality Division of the Wyoming Department of Environmental Quality ("DEQ"), that encompasses all of the operating activities of the KFP Facility, the previously proposed KFP II Project, and the Company's mine property adjacent to the KFP Facility (see "ITEM 2 - PROPERTIES"). The operating permit issued by DEQ governs the current day-to-day operating activities of both KFP and KFX Wyoming with respect to the permitted area, as well as the future reclamation obligations to return the project site to its original condition. Each year, the permit is reviewed by DEQ for compliance with specified operating procedures and the appropriateness of the estimated future reclamation costs for the project site. The 1998 annual permit review was submitted to DEQ in December 1997 and is expected to be approved by DEQ no later than May 1998. The total reclamation obligations of KFP, KFP II and KFX Wyoming are currently estimated at approximately $3,791,000, including certain contingency amounts required under Wyoming law. Upon approval of the 1998 operating permit by DEQ, KFX Wyoming and KFP will each be required to provide reclamation bonds as collateral to the DEQ for the estimated reclamation obligations. The future reclamation obligation of KFX Wyoming as submitted in the 1998 annual permit review is approximately $1,166,000. The Company expects that there will be no significant additional reclamation requirements in 1998.

     Future international K-Fuel production plants will also be subject to various permitting and operational regulations specific to each country. Generally, environmental permitting and operating regulations in the countries the Company has targeted for international development (i.e., Indonesia and Turkey) are not as stringent as those in the United States.

Charco Redondo, LLC

     The operations of Charco are regulated to the extent of environmental permitting by various state and local governmental authorities and by the Mine Safety and Health Administration ("MSHA") to the extent of its mining activities to excavate subsurface production rooms. To the best of the Company's knowledge, Charco is currently in compliance with all such governmental regulations.

Pegasus Technologies, Ltd.

     The operations of Pegasus are not significantly impacted by governmental regulation with respect to its development of the NeuSIGHT software product. However, the market acceptance of the NeuSIGHT software is significantly impacted by the various issues surrounding the current trend to de-regulate the domestic electric utility industry. Currently, those industry trends are positively impacting Pegasus as the NeuSIGHT software can significantly reduce utility fuel costs and NOx emissions, thereby benefiting electric utilities in a de-regulated scenario that favors low-cost operations.

COMPETITION

K-Fuel

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

     ENCOAL, a joint venture of SGI International, Inc. and Ziegler Coal Holdings, has a demonstration facility in the PRB that is currently capable of producing approximately 100,000 TPY of Process Derived Fuel ("PDF"), a solid, low-sulfur fuel product for use in utility boilers that has a heating content of approximately 11,500 Btu per pound. The ENCOAL process also produces a liquid fuel product known as Coal Derived Liquid ("CDL"). ENCOAL has reported completion of its demonstration project conducted in participation with the U.
S. Department of Energy and has idled its demonstration plant. ENCOAL has further indicated that it is presently developing commercialization options for its technology.

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

     The Company is not able to predict the impact that competing coal beneficiation technologies, the availability and pricing of low-sulfur coal reserves, or the availability and pricing of emission credits will have on the future competitive position of the Company. The Company believes that its current competitive advantage is its expectation of having the KFP Facility fully operational in 1998 to prove the K-Fuel Technology in the early stages of a developing worldwide market that is expected to grow significantly in the future.

Pegasus Technologies, Ltd.

     Pegasus' primary competitors are Pavillion Corporation and its Process Insights system and Electric Power Research Institute ("EPRI") and its GNOCIS system. Other information technology companies are currently developing and marketing software systems to compete with Pegasus' NeuSIGHT system, including Praxis Engineering, Aspen Technologies, and NeuCO (a joint venture between Commonwealth Energy Systems and Charles River Associates). Many of these potential competitors to Pegasus may have financial, technical and operational resources greater than those of Pegasus.

     Pegasus' current competitive advantage is that it is the only neural network software company yet to achieve closed-loop supervisory control of utility combustion systems with automatic retraining and optimization of the neural network database. None of Pegasus' competitors, to the best of its knowledge, have yet achieved this level of technical performance on coal-fired utility boilers.

RESEARCH AND DEVELOPMENT

     In 1997 and 1996, the Company incurred approximately $1,251,000 and $1,198,000, respectively, in research and development ("R&D") expenses (including demonstration plant and laboratory operating expenses) to further refine and develop the K-Fuel Technology process. Substantially all of the Company's R&D expenses in 1997 and 1996 have been to test the design and operating characteristics of planned production facilities (e.g., product loading and handling requirements, storage and transportation characteristics, etc.). The Company will continue to operate its Gillette, Wyoming demonstration facility in 1998 in a supporting role to K-Fuel LLC and KFP. See "ITEM 2 - PROPERTIES."

EMPLOYEES

     The Company currently has 12 full-time employees who work in the areas of marketing, finance and administration, and research and development. The Company considers its relations with all employees to be excellent.

     Pegasus Technologies, Ltd. currently has 11 full-time employees who work in the areas of software development, implementation, finance and administration.

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

     The Company, through its KFX Technology, Inc. ("KFXT") subsidiary, owns a demonstration plant and leases from KFP (on a rent-free basis) a research and development laboratory adjacent to the KFP Facility (the "Gillette Facility"). The Gillette Facility is located on approximately 80 acres of land, inside the rail loop of Fort Union Mine, in Campbell County, Wyoming, approximately 5 miles northeast of Gillette, Wyoming. The Gillette Facility is comprised of three buildings totaling approximately 7,100 square feet.

     In 1995, the Company acquired the Fort Union Mine ("Pit 1"), which consists of approximately 1,002 acres of surface and coal lands located northeast of Gillette, Campbell County, Wyoming, and a coal loadout facility located on a railroad loop connecting to the Burlington Northern Railroad. Recoverable coal lying within Pit 1 is approximately 1.3 million tons. In 1997, the Company transferred ownership of approximately 348 acres of surface land and the coal loadout facilities to KFP.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action has been removed to the United States District Court for the District of Wyoming ("Court"). The Company's lawsuit requests that the court enter a judgement that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. Because the work done by Fru-Con was for a limited partnership in which the Company's predecessor entity was not a partner, and because payment for the work performed by Fru-Con was contingent upon successful project financing which never materialized, as well as for other legal and factual reasons, the Company believes that Fru-Con has no valid rights or claims against the Company. On May 20, 1997, the Court granted the Company's Motion for Summary Judgment on all claims. Fru-Con has appealed to the 10th Circuit Court of Appeals. The Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations.

     On March 9, 1998, Fidelity and Deposit of Maryland, as subrogee of Walsh Construction Company, a division of Guy F. Atkinson Company, filed a construction lien against KFP with respect to the construction of the KFP Facility in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Beginning January 30, 1996, the Common Stock was traded on the American Stock Exchange (under the trading symbol "KFX"). From January 1 to January 29, 1996, the Common Stock traded on the NASDAQ SmallCap Market (under the trading symbol "KFXI"). The following table presents the reported high and low bid prices for the Common Stock on the NASDAQ SmallCap Market and the reported sales prices on the American Stock Exchange for the two-year period ended December 31, 1997. With respect to NASDAQ SmallCap Market prices, the bid prices reflect interdealer quotations, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

     YEAR        PERIOD             HIGH         LOW
     --------------------------------------------------
     1997   First Quarter         $5 3/4        $3 7/8
            Second Quarter         4 1/2         3 1/4
            Third Quarter          4 1/16        2 5/8
            Fourth Quarter         3 13/16       2 7/16

     1996   First Quarter          5 11/16       3 7/8
            Second Quarter         8 1/2         5 1/8
            Third Quarter          7 1/2         5 1/2
            Fourth Quarter         7 7/16        4 7/8

     As of March 24, 1998, the Company had 225 holders of record of the Common Stock. This does not include holdings in street or nominee names. On March 24, 1998, the closing price of the Common Stock on the American Stock Exchange was $3 3/8 per share.

     The Company has never paid cash dividends and does not anticipate paying dividends in the foreseeable future. The Company is also restricted from paying dividends pursuant to the terms of the Indenture. In addition, pursuant to the Stock Purchase Agreement, so long as TCK, together with its affiliates, own at least 1,000,000 shares of Common Stock and either of the warrants are outstanding, the Company may not declare or pay any dividends on the Common Stock other than dividends payable solely in shares of Common Stock. See "ITEM 1 - BUSINESS - Strategic Relationships - Thermo Ecotek Corporation."

ITEM 6.  SELECTED FINANCIAL DATA

                                         1997             1996             1995              1994                1993
                                  ----------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
 DATA FOR THE YEAR
 ENDED DECEMBER 31:
 Total revenues and
  other income ................       $ 1,735,176      $ 1,767,567      $   379,322        $   452,775        $  2,239,730
 Interest and other income ....           650,353          171,269          124,959             88,188             544,565
 Loss before income taxes
  and extraordinary item .......       (5,095,160)      (5,628,541)      (8,795,929)        (6,119,677)         (3,528,698)
 Net income (loss) .............       (5,095,160)      (5,628,541)      (6,228,720)         2,349,126          (3,528,698)
 Basic and diluted net income
  (loss) per share ............              (.21)            (.25)            (.33)               .14                (.23)
 Average shares
  outstanding ..................       23,820,000       22,458,000       18,578,000         16,621,000          15,472,000

BALANCE SHEET DATA
 AT DECEMBER 31:
 Current assets ................      $14,461,198      $ 1,957,005      $ 4,680,784        $   449,895        $  5,736,853
 Working capital (deficit) ....        12,565,373         (166,521)       2,253,682         (6,940,882)        (14,863,745)
 Total assets ..................       29,057,706       14,923,567       18,611,493         11,630,896          18,009,849
 Long-term debt ...............        17,500,000        1,110,000        1,399,851            650,000             280,000
 Stockholders' equity (deficit)         8,495,881       10,524,041       13,752,528          3,590,119          (2,870,749)

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

OVERVIEW

     Excluding the joint venture fee of $1 million in 1996, to date the Company has not generated any other material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of K-Fuel. All revenues other than the joint venture fee in 1996 have been derived from ancillary sources not directly related to the Company's efforts to commercialize the K-Fuel Technology. Net losses before extraordinary items and income taxes were approximately $5.1 million, $5.6 million, and $8.8 million in 1997, 1996 and 1995, respectively. The KFP Facility is the only commercial-scale K-Fuel production facility constructed to date. Until the Company successfully negotiates additional third-party licensing and royalty agreements, independently constructs and operates additional commercial-scale K-Fuel production facilities, or successfully enters into other lines of environmental and/or energy technology businesses, net operating losses will continue. The royalties and profit interests to be derived from the Company's 5 percent ownership interest in the KFP Facility will not be sufficient to meet all of the operating and debt service needs of the Company based on current and future anticipated operating plans and budgets. Until such time as the Company has in place sufficient additional commercial-scale K-Fuel production facilities (either owned independently or through joint venture entities similar to the KFP Facility) or has successfully entered into other lines of environmental and/or energy technology businesses to generate positive cash flow from operations, the Company will be dependent on additional debt and/or equity financing. The Company has recently made investments in environmental and energy technologies not directly related to the K-Fuel Technology that may provide a more rapid economic return than the K-Fuel Technology (see "ITEM 1 - BUSINESS Certain Recent Developments"). There are no assurances that any of these investments will produce an acceptable economic return, if at all.

     Additionally, any equity participation that the Company negotiates for future commercial-scale K-Fuel production facilities prior to January 2000 (or later, depending on whether TCK exercises Warrant "A") will have to be financed
by sources other than the Stock Purchase Agreement with TCK.   See "ITEM 1 -
BUSINESS - Strategic Relationships - Thermo Ecotek Corporation."

     The Company expects that most or all of its financing needs in 1998 with respect to day-to-day operations and debt service requirements will be satisfied by the proceeds of the Debenture Offering. See Note 10 to the consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 vs. Year Ended December 31, 1996

     The Company had a net loss of approximately $5,095,000 in 1997 compared to a net loss of approximately $5,629,000 in 1996. The decrease of approximately $534,000 is attributable to a decrease in revenue of approximately $32,000 in 1997 as compared to 1996, and a decrease in expenses of approximately $566,000 in 1997 as compared to 1996.

     Revenues decreased slightly from 1996 to 1997 due to several factors: 1) a one-time joint venture fee of $1,000,000 received in 1996 which was not repeated in 1997; 2) an increase in contract revenues of $489,000 from the increased level of technical subcontract work the Company performed for KFP, and 3) an increase in interest and other income of $479,000 as a result of overall higher cash balances resulting from the Debenture Offering, and certain payable write-offs. The Company will perform additional technical subcontract work for KFP through the second quarter of 1998, although the dollar amount of such work in not currently determinable. The decrease in technical subcontract work performed for K-Fuel LLC in 1997 was expected given the planned schedule and timing of the K-Fuel LLC Initial Work Plan.

     Expenses decreased by approximately $566,000 in 1997 as compared to 1996. The components of the overall decrease in expenses are summarized as follows (all figures are approximate):

Decrease in marketing, general and administrative expenses....................   $ 569,000
Write-down of mine property and reclamation costs
   Incurred in 1996...........................................................     701,000
Increase in depreciation and amortization expense.............................    (108,000)
Increase in research and development / laboratory operating expenses..........     (52,000)
Increase in equity loss of unconsolidated affiliates..........................    (182,000)
Increase in interest expense..................................................    (362,000)
                                                                                 ---------
      Net decrease in expenses................................................   $ 566,000
                                                                                 =========

     Marketing, general and administrative expenses decreased by approximately $569,000 in 1997 compared to 1996 primarily as a result of (1) personnel reductions in 1997 which decreased salaries and wages by approximately $220,000;
(2) an overall decrease in professional fees in 1997 by approximately $487,000; and (3) reduction of travel expenses in 1997 by approximately $100,000. These decreases were partially offset by an overall increase in other general and administrative expenses in 1997 of approximately $238,000.

     The decrease in salaries and wages in 1997 is attributable to the Company implementing a personnel reduction program in which the total number of employees of the Company was reduced from 17 in 1996 to 12 in 1997 (reduction of 3 executive positions and 2 administrative positions). Professional fees decreased in 1997 primarily due to $340,000 of legal expenses related to the K-Fuel, LLC joint venture agreement incurred in 1996. The increase in general and administrative expenses is primarily due to (1) a one-time charge of $163,000 to write-off previously capitalized project development expenses associated with the previously planned KFP II Project; (2) approximately $100,000 of internal costs associated with the Debenture Offering and permitting costs related to the Company's coal mining property adjacent to the KFP Facility; offset by a one-time payment of a $50,000 listing fee with the American Stock Exchange incurred only in 1996.

     The mine property and reclamation costs write-down of $701,000 relating to the Company's coal mine located near Gillette, Wyoming was a one-time expense incurred only in 1996. No additional material write-downs are expected in 1998. In addition, the Company does not expect to incur any additional material reclamation costs in 1998.

     The increase in depreciation and amortization expense in 1997 is primarily attributable to the Company's re-evaluation of the depreciable useful lives of certain demonstration plant and laboratory equipment located in Gillette, Wyoming (approximately $216,000), the amortization of Debenture Offering costs beginning in August 1997 (approximately $205,000), offset by the amortization of a consulting contract in 1996 of approximately $281,000.

     The increase in research and development and laboratory expenses is attributable to increased efforts associated with overall project developments activities, with particular emphasis on the activated carbon program, the proposed projects in Indonesia and Turkey, and the start-up of the KFP Facility. The Company will continue to perform such services for these projects in 1998, although the amount and scope of such work is not currently determinable.

     The increase in equity loss of unconsolidated affiliates relates to losses the Company recognized for its 51 percent share of the marketing, general and administrative expenses of K-Fuel LLC for a full year in 1997 versus a partial year in 1996. The Company will continue marketing efforts through K-Fuel LLC, and as the KFP Facility becomes fully operational, these expenses are expected to increase in 1998.

     The increase in interest expense is attributable to the Debenture Offering completed in July 1997 which has resulted in monthly interest of $85,000 beginning in August 1997. The Company incurred $425,000 of interest expense related to this debt in 1997. This was partially offset by overall lower levels of other debt in 1997.

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     The Company had a net loss before income tax benefits and extraordinary item of approximately $5,629,000 in 1996 as compared to a loss of approximately $8,796,000 in 1995. The decrease of approximately $3,167,000 is attributable to an increase in revenue of approximately $1,388,000 in 1996 as compared to 1995, and a decrease in expenses of approximately $1,779,000 in 1996 as compared to 1995. In 1996, the Company had no debt extinguishment gains and related income tax benefits, as compared to such gains in 1995 totaling approximately $2,567,000. Including such gains in 1995, overall net loss decreased from approximately $6,229,000 in 1995 to approximately $5,629,000 in 1996.

     Revenues increased in 1996 because of the one-time joint venture fee of $1,000,000, as well as approximately $360,000 in technical subcontract work the Company performed for K-Fuel LLC beginning in mid-1996. As the K-Fuel LLC joint venture commenced in 1996, there were no comparable figures in 1995.

     Expenses decreased by approximately $1,779,000 in 1996 as compared to 1995. The components of the overall decrease in expenses are summarized as follows (all figures are approximate):

Decrease in marketing, general and administrative expenses...............      $  899,000
One-time litigation charge and performance fee in 1995...................       1,760,000
Decrease in interest expense.............................................         493,000
Increase in depreciation and amortization expense........................        (204,000)
Increase in equity loss of unconsolidated affiliates.....................         (86,000)
Increase in research & development / laboratory operating expenses ....          (382,000)
Write-down of mine property and reclamation costs
     incurred in 1996....................................................        (701,000)
                                                                               ----------
          Net decrease in expenses.......................................      $1,779,000
                                                                               ==========

     Marketing, general and administrative expenses decreased approximately $899,000 in 1996 as compared to 1995 primarily as a result of (1) an overall decrease in professional services fees in 1996 of approximately $859,000 and (2) a decrease in board of director compensation expense in 1996 of approximately $178,000. This decrease was partially offset by an overall increase in payroll and general administrative expenses in 1996 totaling approximately $138,000.

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

     The increase in equity loss of unconsolidated affiliates is due to the first year in which the Company recognized losses for its 51 percent share of the marketing, general and administrative expenses of K-Fuel LLC.

     The increase in research and development and laboratory operating expenses in 1996 is attributable to the K-Fuel LLC technical subcontract services performed in 1996 only.

     The write-down of mine property and reclamation costs incurred in 1996 are attributable to the Company's mining property near Gillette, Wyoming. This property was acquired by the Company in 1995 and was related to its participation in the KFP Project. The Company had intended to sell this property. However, in 1996 the Company determined that it would not sell the property but would retain it to hold the mining property as a reserve coal supply for the KFP Project to protect against any raw coal feedstock disruptions. Also in 1996, the Company reassessed the value of this asset and wrote-down the value of the property to its current estimated value. Additionally, the Company increased its reclamation reserve related to the property by approximately $134,000 in 1996 because of more accurate reclamation studies performed in 1996 and certain regulatory changes enacted by the State of Wyoming.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from a deficit of approximately $167,000 at December 31, 1996 to a surplus of approximately $12,565,000 at December 31, 1997. The increase is primarily attributable to $2.5 million in proceeds from the sale of Common Stock to TCK in January 1997 and approximately $15.1 million in net proceeds from the Debenture Offering.

     The Company expects no additional stock purchases by TCK in 1998 or 1999. Under the terms of the Stock Purchase Agreement, the next possible investment by TCK is not until a period of time beginning in January 2000 and expiring in July 2001. There are no assurances that TCK will make any investments in the Company at that time. Additionally, the Stock Purchase Agreement prohibits the Company from issuing shares of Common Stock to other investors unless at least 90 percent of the proceeds from such stock issuances are used to invest in K-Fuel production facilities. Furthermore, in the event of any stock issuances by the Company, TCK's Warrant "A" may be subject to certain adjustments that increase the number of shares available to TCK under Warrant "A." See "ITEM 1 -
BUSINESS - Strategic Relationships - Thermo Ecotek Corporation."

     The Company may be required to seek additional debt and / or equity financing as early as the second or third quarter of 1999 for general operating purposes or for capital investments. Factors that may reduce or eliminate the need for additional financing in 1999 are as follows: (1) license fees from proposed K-Fuel projects in Indonesia and Turkey; (2) cash flow distributions from the Company's 60 percent ownership of Pegasus; (3) cash flow distributions from Charco; and (4) a sale of all or a portion of the Company's 5 percent ownership interest in KFP.

     The Company expects no material net operating revenues from its ownership interest in KFP in the foreseeable future. Additionally, the Company's net production royalties (after fulfilling related royalty obligations) once the KFP Facility reaches full production is projected to be less than $200,000 per year. The Section 29 tax credit available for the KFP production of K-Fuel at full capacity could result in an opportunity to sell the Company's interest to TCK or other third parties; the Company intends to try to retain its production royalty following any such sale. The value, amount or possibility of any such sale will not be determinable until KFP reaches its full productive capacity, currently expected to be in the third or fourth quarter of 1998.

     Should the Company be required to seek any additional debt or equity financing, the ability of the Company to do so may be affected by an existing agreement with TCK and by the terms of the Indenture. With respect to TCK, the Company must obtain TCK's consent to sell any Common Stock or to incur any indebtedness other than indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.
With respect to the Indenture, the Company may only incur unsecured indebtedness of up to $8.0 million (of which approximately $1.4 million was outstanding as of March 24, 1998) and indebtedness secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

     There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If such events do not materialize, the Company may be forced to seek debt and / or equity financing on terms and conditions that may not be favorable to the Company, if available at all.

YEAR 2000 COMPLIANCE

     Like many other companies, the Company is aware of the problems associated with "The Year 2000 Issue." This issue centers on certain computer systems being unable to recognize the year 2000 as a valid date or may interpret a date in the format of "00" as the year 1900 rather than the year 2000. This system issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company deals. Such failures of the Company and/or third parties' computer systems could potentially have a material impact on the Company's ability to conduct its business. Based on interviews with and publications from those vendors supplying the Company's current business information systems, management believes those systems to be date compliant such that they will not pose a significant risk to the Company's future business operations. Future version upgrades to these systems and/or new acquisitions will be subjected to Year 2000 date compliance as selection, acceptance, and installation criteria.

     During 1998, the Company will assess any impact the Year 2000 issue may have on other systems that support the Company's operation. These can include, but are not limited to, supplier systems, shipper systems, environmental control systems, manufacturing equipment, building security systems, etc. The Company will evaluate appropriate courses of corrective action if any are needed outside of routine maintenance or currently planned projects.

     The Company has made an initial assessment of the Year 2000 issue and related potential effects on the Company's operations, and has determined that it will not have a material effect on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The consolidated financial statements and notes thereto included in this item are indexed on page F-1 "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no changes in or significant disagreements with the Company's independent accountants in 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by items 10 through 13 is set forth under the captions "Election of Directors," "Executive Officers," "Executive Compensation," "Stock Ownership," and "Related Party Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the close of the Company's fiscal year on December 31, 1997, and is incorporated by reference as if set forth in full.

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

EXHIBIT NO.                                    DESCRIPTION                               PAGE NUMBER
----------------------------------------------------------------------------------------------------
3.1 /(1)/         Restated Certificate of Incorporation of the Company                        -
3.2 /(1)/         Certificate of Amendment to Certificate of Incorporation of                 -
                    the Company
3.3 /(5)/         Second Amended and Restated Bylaws of the Company                           -
4.1 /(5)/         Sample Common Stock Certificate                                             -
4.2*              Indenture dated July 25, 1997 by and between the Company and                -
                    Colorado National Bank
10.1 /(1)/        Amendments to Agreements between Theodore Venners,                          -
                    S.A. Wilson, Koppelman Fuel Development Company, and
                    the Koppelman Group dated December 29, 1992
10.2 /(1)/        Assignment of U.S. Patents by K-Fuel Limited Partnership to the             -
                    Company dated July 23, 1993
10.3 /(1)/        Assignment of U.S. Trademark Registration by K-Fuel Limited                 -
                    Partnership to the Company dated July 23, 1993
10.4 /(1)/        Royalty Agreement dated December 29, 1992 between the Company               -
                    and the Koppelman Group
10.5 /(1)/        Agreement dated December 19, 1991 among K-Fuel Partnership,                 -
                    Edward Koppelman, K-Fuel Limited Partnership and KSA Inc.
10.6 /(1)/        Atlantic Partners License dated April 15, 1992 between K-Fuel               -
                    Limited Partnership and Atlantic Partners
10.7 /(1)/        Lease Agreement dated June 24, 1993 between Equitable Life                  -
                    Assurance Society of the United States and the Company
10.8 /(5)/        Fourth Amendment to Office Lease dated August 17, 1995 between              -
                    1999 Broadway Partnership and the Company
10.9 /(1)/        Restricted Stock Plan for Directors and Selected Officers dated             -
                    December 16, 1993
10.10 /(4)/       Restricted Stock Plan for Selected Independent Contractors dated            -
                    February 16, 1994
10.11 /(1)/       Stock Option Plan dated December 16, 1993                                   -
10.12 /(1)/       Settlement Agreement dated December 14, 1992                                -
10.13 /(1)/       Stock Exchange Agreement Dated December 14, 1992                            -
10.14 /(1)/       Stipulation and Agreement dated February 28, 1994 between Energy            -
                    Brothers Technology, Inc., State of Wyoming, the Company,
                    Theodore Venners, Edward Koppelman and Energy
                    Brothers Holding, Inc.
10.15 /(4)/       Internal Revenue Service Private Letter ruling dated March 20, 1995         -
10.16 /(4)/       Extension of Stock Forfeiture Agreement between Theodore Venners            -
                    and Rudolph G. Swenson; Joyce M. Goldman; David Bretzlauf;
                    Joseph M. Butler; R.C. Whitner; Hillari Koppelman; Thomas D.
                    Smart and Susan M. Thevenet; Charles F. Vance
10.17 /(2)/       Stock Purchase Agreement dated August 18, 1995 between the                  -
                    Company and Thermo Ecotek Corporation

EXHIBIT NO.                                    DESCRIPTION                               PAGE NUMBER
----------------------------------------------------------------------------------------------------
10.18 /(2)/       Stock Purchase Warrants dated August 18, 1995 between the                   -
                    Company and Thermo Ecotek Corporation
10.19 /(2)/       Stockholders' Voting and Co-Sale Agreement dated August 18, 1995            -
                    among the Company, Thermo Ecotek Corporation and
                    Theodore Venners.
10.20 /(2)/       Registration Rights Agreement dated August 18, 1995 between the             -
                    Company and Thermo Ecotek Corporation
10.21 /(3)/       Limited Partnership Agreement of KFX Fuel Partners, L.P.                    -
                    dated August 18, 1995
10.22 /(3)/       Letter Agreement dated August 18, 1995 between Eco Fuels, Inc.              -
                    and KFX Wyoming, Inc. regarding the Management, Operations and Maintenance Agreement
10.23 /(3)/       Gross Royalty Share Agreement dated August 17, 1995 between                 -
                    the Company and Fort Union, Ltd.
10.24 /(3)/       Indemnity Agreement dated August 18, 1995 between the Company               -
                    and Thermo Ecotek Corporation
10.25 /(3)/       Letter of Agreement dated August 15, 1995 between the Company               -
                    and Edward Koppelman
10.26 /(3)/       Assignment dated August 29, 1995 executed by Edward Koppelman               -
                    in favor of the Company
10.27 /(3)/       Promissory Note dated August 25, 1995 executed by the Company               -
                    in favor of Edward Koppelman
10.28 /(3)/       Patent and Technology License dated August 17, 1995 between                 -
                    Edward Koppelman and KFX Fuel Partners, L.P.
10.29 /(3)        Notice of Termination dated August 16, 1995 between Edward                  -
                    Koppelman and Energy Brothers Holding, Inc.
10.30 /(5)/       Letter Agreement dated February 28, 1995 between RCD                        -
                    Development and the Company
10.31 /(6)/       Limited Liability Company Agreement of K-Fuel, L.L.C.                       -
                    dated April 19, 1996
10.32 /(6)        Pledge Agreement executed by Theodore Venners in favor of                   -
                    Kennecott Energy and Coal Company dated April 19, 1996
10.33 /(6)/       Letter Agreement between Theodore Venners and Kennecott                     -
                    Energy and Coal Company dated April 22, 1996
10.34 /(6)/       Amended and Restated Heartland License Agreement between                    -
                    Heartland Fuels Corporation and the Company dated
                    April 19, 1996
10.35 /(7)/       Royalty Amendment Agreement dated June 3, 1996 between the                  -
                    Company, Edward Koppelman and Theodore Venners
10.36 /(7)/       Promissory Note to Edward Koppelman dated June 3, 1996                      -
10.37 /(8)/       Design-Build Agreement between the Company and Yanke Energy
                    dated December 30, 1996                                                   -
10.38 /(8)/       Amendment to Agreement between the Company and
                    RCD Development dated January 16, 1997                                    -
10.39 /(*)/       Purchase Agreement dated March 23,  1998 among the Company and              -
                    Pegasus Technologies, Ltd. and the Lucier Group and The Radl Group
10.40 /(*)/       Amended and Restated Operating Agreement of Pegasus Technologies            -
                    dated March 23, 1998
21.1 /(*)/        Subsidiaries                                                               26
23.1 /(*)/        Consent of Independent Accountants                                         27
27.1 /(*)/        Financial Data Schedule                                                     -

____________________

/(*)/    Filed herewith.
/(1)/    Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994
           as an exhibit to the Company's Form 10-SB and incorporated herein by reference.
/(2)/    Document previously filed with the U.S. Securities and Exchange Commission with the
           Company's Current Report on Form 8-K dated August 18, 1995 and incorporated herein by reference.
/(3)/    Document previously filed with the U.S. Securities and Exchange Commission with the
           Company's Registration Statement on Form SB-2 (File No. 33-97418) and incorporated herein by reference.
/(4)/    Document previously filed with the U.S. Securities and Exchange Commission with the
           Company's Registration Statement on Form SB-2 (File No. 33-90128) and incorporated herein by reference.
/(5)/    Document previously filed with the U.S. Securities and Exchange Commission with the
           Company's Annual Report on Form 10-KSB, as amended, for the year ended December
           31, 1995 and incorporated herein by reference.
/(6)/    Document previously filed with the U.S. Securities and Exchange Commission with the
           Company's Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.
/(7)/    Document previously filed with the U.S. Securities and Exchange Commission with the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
/(8)/    Document previously filed with the U.S. Securities and Exchange Commission with the
           Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(2)  FINANCIAL STATEMENT SCHEDULES

     NA - None.

(3)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   KFX INC.

Date:  March 24, 1998                                    By:  /s/ Theodore Venners
                                                              ------------------------------------------------
                                                              Theodore Venners
                                                              Chairman of the Board of Directors
                                                              President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 24, 1998                                    By:  /s/ Jeffrey A. Hansen
                                                              ------------------------------------------------
                                                              Jeffrey A. Hansen
                                                              Chief Financial Officer

Date:  March 24, 1998                                    By:  /s/ Rudolph G. Swenson
                                                              ------------------------------------------------
                                                              Rudy G. Swenson
                                                              Secretary and Treasurer

Date:  March 24, 1998                                    By:  /s/ Vincent N. Cook
                                                              ------------------------------------------------
                                                              Vincent N. Cook
                                                              Director

Date:  March 24, 1998                                    By:  /s/ Brian D. Holt
                                                              ------------------------------------------------
                                                              Brian D. Holt
                                                              Director

Date:  March 24, 1998                                    By:  /s/ Peter G. Martin
                                                              ------------------------------------------------
                                                              Peter G. Martin
                                                              Director

Date:  March 24, 1998                                    By:  /s/ Jack C. Pester
                                                              ------------------------------------------------
                                                              Jack C. Pester
                                                              Director

Date:  March 24, 1998                                    By:  /s/ Stanley G. Tate
                                                              ------------------------------------------------
                                                              Stanley G. Tate
                                                              Director

                          SUBSIDIARIES - EXHIBIT 21.1


                                      ADDRESS OF PRINCIPAL        STATE OF INCORPORATION       PERCENTAGE
SUBSIDIARY                              PLACE OF BUSINESS             OR ORGANIZATION           OWNERSHIP
------------------------------------------------------------------------------------------------------------
KFX Technology, Inc.              3574 Garner Lake Road                   Wyoming                     99.8  %
                                  Gillette, Wyoming  82716

KFX Wyoming, Inc.                 1999 Broadway                           Wyoming                    100.0  %
                                  Suite 3200
                                  Denver, CO  80202

Atlantic Partners L.L.C. /(*)/    1999 Broadway                          Colorado                     83.0  %
                                  Suite 3200
                                  Denver, CO  80202

Heartland Fuels Corporation /(*)/ 1999 Broadway                          Wisconsin                    85.0  %
                                  Suite 3200
                                  Denver, CO  80202

K-Fuel L.L.C.                     1999 Broadway                          Delaware                     51.0  %
                                  Suite 3200
                                  Denver, CO  80202

KFX Fuel Partners II, L.P. /(*)/  1999 Broadway                          Delaware                    100.0  %
                                  Suite 3200
                                  Denver, CO  80202

KFX Bohemia, s.r.o. /(*)/         1999 Broadway                       Czech Republic                  100.0 %
                                  Suite 3200
                                  Denver, CO  80202

KSA Partnership /(*)/             1999 Broadway                          Delaware                      67.0 %
                                  Suite 3200
                                  Denver, CO  80202

Pegasus Technologies, Ltd.        1100 Mentor Avenue                       Ohio                        60.0 %
                                  Painesville, OH  44077

/(*)/   Entity is substantially inactive with no significant assets or revenues.

               CONSENT OF INDEPENDENT ACCOUNTANTS - EXHIBIT 23.1

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-3 (No. 333-4298), the Registration Statement on Form S-3 (No. 333-28129) and the Registration Statement on Form S-8 (No. 333-9873) of KFX Inc. of our report dated March 31, 1998 appearing on page F-2 of this Form 10-K.

PRICE WATERHOUSE LLP

Denver, Colorado
April 10, 1998

                                    KFX INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                                  F-2
Consolidated Balance Sheets..........................................              F-3
Consolidated Statements of Operations................................              F-4
Consolidated Statements of Stockholders' Equity......................              F-5
Consolidated Statements of Cash Flows................................       F-6 to F-7
Notes to Consolidated Financial Statements...........................      F-8 to F-22

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
     Stockholders of KFX Inc:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of KFX Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Denver, Colorado
March 31, 1998

                                    KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1997                1996
                                ASSETS                                        ------------        -------------
                                ------
Current:
  Cash and cash equivalents............................................       $ 14,078,773        $   1,403,625
  Accounts receivable..................................................            220,729              447,230
  Accrued interest.....................................................             52,000                  --
  Prepaid expenses.....................................................            109,696              106,150
                                                                              ------------        -------------
     Total current assets..............................................         14,461,198            1,957,005
                                                                              ------------        -------------
Property, plant and equipment, net of accumulated depreciation.........          4,458,305            5,458,801
Patents, net of accumulated amortization...............................          3,087,853            3,662,894
Investment in and advances to KFX Fuel Partners, L.P...................          3,787,138            2,792,304
Investment in K-Fuel, L.L.C............................................            224,016              157,180
Debt issue costs, net of accumulated amortization......................          2,230,565                    -
Prepaid royalty........................................................            500,000              500,000
Other assets...........................................................            308,631              395,383
                                                                              ------------        -------------
                                                                              $ 29,057,706        $  14,923,567
                                                                              ============        =============
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current:
  Accounts payable.....................................................       $    363,881        $   1,041,800
  Accrued expenses.....................................................            190,001              166,651
  Due to related parties...............................................            557,522              707,756
  Interest payable.....................................................            504,421               92,319
  Current maturities of long-term debt.................................            280,000              115,000
                                                                              ------------        -------------
     Total current liabilities.........................................          1,895,825            2,123,526
                                                                              ------------        -------------
Long-term debt, less current maturities................................            500,000            1,110,000
Convertible debentures.................................................         17,000,000                    -
Mine reclamation liability.............................................          1,166,000            1,166,000
                                                                              ------------        -------------
     Total liabilities.................................................         20,561,825            4,399,526
                                                                              ------------        -------------

Commitments and contingencies (Notes 2,4,5,7,14,16)

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized;
     none issued.......................................................                --                   --
  Common stock, $.001 par value, 80,000,000 shares authorized;
     23,926,040 and 22,676,040 shares issued and outstanding...........             23,926               22,676
  Additional paid-in capital...........................................         47,758,843           44,693,093
  Accumulated deficit..................................................        (39,286,888)        ( 34,191,728)
                                                                              ------------        -------------
     Total stockholders' equity........................................          8,495,881           10,524,041
                                                                              ------------        -------------
                                                                              $ 29,057,706        $  14,923,567
                                                                              ============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                    1997                1996              1995
                                                                 -----------        -----------        -----------
Joint venture fee.......................................         $       --         $ 1,000,000        $       --
Contract revenue........................................           1,084,823            596,298            254,363
Interest and other income...............................             650,353            171,269            124,959
                                                                 -----------        -----------        -----------
  Total revenue and other income........................           1,735,176          1,767,567            379,322
                                                                 -----------        -----------        -----------
Marketing, general and administrative expenses..........           2,795,121          3,364,574          4,264,034
Performance fees related to investment in
  KFX Fuel Partners, L.P................................                 --                 --             960,000
Litigation settlement...................................                 --                 --             800,000
Research and development................................             493,723            465,166            444,329
Demonstration plant and laboratory operations...........             756,969            733,268            371,921
Write-down of mine property and reclamation costs.......                 --             700,500                --
Equity in loss of unconsolidated affiliates.............             267,977             86,572                --
Depreciation and amortization...........................           1,969,561          1,861,164          1,657,385
Interest expense........................................             546,985            184,864            677,582
                                                                 -----------        -----------        -----------
  Total expenses........................................           6,830,336          7,396,108          9,175,251
                                                                 -----------        -----------        -----------
Loss before income taxes and extraordinary item.........          (5,095,160)        (5,628,541)        (8,795,929)
Income tax benefit......................................                 --                 --             872,851
                                                                 -----------        -----------        -----------
Loss before extraordinary item..........................          (5,095,160)        (5,628,541)        (7,923,078)
Extraordinary item:
  Gain from debt extinguishment, net of income taxes
     of $872,851........................................                 --                 --           1,694,358
                                                                 -----------        -----------        -----------
  Net loss..............................................         $(5,095,160)       $(5,628,541)       $(6,228,720)
                                                                 ===========        ===========        ===========
Basic and diluted net income (loss) per common share:
  Before income taxes and extraordinary item............               $(.21)             $(.25)             $(.47)
  Income tax benefit and extraordinary item.............                 --                 --                 .14
                                                                 -----------        -----------        -----------
  Net loss..............................................               $(.21)             $(.25)             $(.33)
                                                                 ===========        ===========        ===========
Weighted average common shares outstanding:                       23,820,000         22,458,000         18,578,000
                                                                 ===========        ===========        ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                  COMMON STOCK          ADDITIONAL
                                             ----------------------      PAID-IN       ACCUMULATED
                                              SHARES        AMOUNT       CAPITAL         DEFICIT
                                            ----------     --------    ------------   -------------
Balance, December 31, 1994.............     16,789,192     $16,789     $25,907,797    $(22,334,467)

Stock issued for cash..................      4,377,365       4,377      10,092,498
Stock issued for promissory notes
  and accrued interest payable.........        374,727         375       1,580,348
Stock issued for services and board
  of director fees.....................        233,090         233       1,146,298
Stock options and warrants issued
  for services.........................            --          --          840,000
Stock issued for litigation settlement.         10,000          10          49,990
Stock of director and officer exchanged
  for litigation settlement............            --          --          750,000
Stock issued to acquire controlling
  Interest in Heartland Fuels Corp.....        375,000         375       1,874,625
Discount on issuance of promissory
  notes converted to common stock......            --          --           52,000
Net loss...............................            --          --              --       (6,228,720)
                                            ----------     -------     -----------    ------------
Balance, December 31, 1995.............     22,159,374      22,159      42,293,556     (28,563,187)

Stock issued for cash..................        382,000         382       1,449,498
Stock issued for services and board
  of director fees.....................        134,666         135         650,039
Warrants issued for services...........            --          --          300,000
Net loss...............................            --          --              --       (5,628,541)
                                            ----------     -------     -----------    ------------
Balance, December 31, 1996.............     22,676,040      22,676      44,693,093     (34,191,728)

Stock issued for cash..................      1,250,000       1,250       2,498,750
Warrants issued in connection with
  Placement of convertible debentures..            --          --          567,000
Net loss...............................            --          --              --       (5,095,160)
                                            ----------     -------     -----------    ------------
Balance, December 31, 1997.............     23,926,040     $23,926     $47,758,843    $(39,286,888)
                                            ==========     =======     ===========    ============




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1997            1996           1995
                                                               -----------     -----------    -----------
OPERATING ACTIVITIES:
  Net loss..............................................       $(5,095,160)   $(5,628,541)   $(6,228,720)
  Adjustments to reconcile net loss to cash
     Used in operating activities:
      Income tax benefit and extraordinary item.........               --             --      (2,567,209)
      Depreciation and amortization.....................         1,969,561      1,861,164      1,657,385
      Write-down of mine property and
       reclamation costs................................               --         700,500            --
      Amortization of discount on notes payable.........               --             --         273,000
      Equity in loss of unconsolidated affiliates.......           267,977         86,572            --
      Common stock issued for services..................               --             --         713,919
      Stock options and warrants issued for services....               --         237,500        840,000
      Common stock issued by the Company and a
       director and officer to settle litigation........               --             --         800,000
      Promissory notes exchanged for services...........               --             --          30,000
      Other, net........................................           (16,197)           --        (105,794)
  Changes in operating assets and liabilities:
      Accounts receivable and prepaid expenses..........          (155,332)      (669,687)        62,918
      Interest receivable...............................           (52,000)           --             --
      Trade and related party payables..................          (590,715)       569,925        120,685
      Accrued interest and other liabilities............           435,452        (28,886)       720,797
      Prepaid royalty...................................               --        (300,000)           --
      Other.............................................           (95,281)       (37,431)           --
                                                               -----------    -----------    -----------
Cash used in operating activities.......................        (3,331,695)    (3,208,884)    (3,683,019)
                                                               -----------    -----------    -----------
INVESTING ACTIVITIES:
  Reclamation deposit...................................               --       1,503,032     (1,503,032)
  Patents acquisition and pending patent applications...           (59,260)       (35,918)    (1,092,652)
  Investments in K-Fuel, L.L.C..........................          (334,813)      (243,752)           --
  Investments in KFX Fuel Partners, L.P.................          (733,120)           --        (107,114)
  Acquisition of Heartland Fuels Corporation stock......               --             --        (100,000)
  Purchases of property and equipment...................           (16,175)      (211,700)       (70,656)
  Other.................................................           (36,224)      (130,221)        (8,180)
                                                               -----------    -----------    -----------
Cash provided by (used in) investing activities.........        (1,179,592)       881,441     (2,881,634)
                                                               -----------    -----------    -----------
FINANCING ACTIVITIES:
  Net proceeds from sale of common stock................         2,500,000      1,449,880     10,096,875
  Proceeds from issuance of notes/debentures............        17,000,000            --       1,490,000
  Debenture placement fees..............................        (1,868,565)           --             --
  Payments on promissory notes..........................          (445,000)      (588,851)    (2,231,447)
                                                               -----------    -----------    -----------
Cash provided by financing activities...................        17,186,435        861,029      9,355,428
                                                               -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents........        12,675,148     (1,466,414)     2,790,775
Cash and cash equivalents, beginning of period..........         1,403,625      2,870,039         79,264
                                                               -----------    -----------    -----------
Cash and cash equivalents, end of period................       $14,078,773    $ 1,403,625    $ 2,870,039
                                                               ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1997         1996         1995
                                                            --------     --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ...............................    $134,605     $157,404     $297,821

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

See Notes 2,3,4,7,9,10, 11, 12 and 13.






  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company"), its wholly-owned subsidiary, KFX Wyoming, Inc. ("KFXW"), and its majority-owned subsidiaries, KFX Technology, Inc. ("KFXT", formerly Energy Brothers Technology, Inc.), Atlantic Partners, Ltd. ("APL"), and Heartland Fuels Corporation ("HFC"). The Company's 67 percent interest in KSA Partnership ("KSA"), its 51 percent interest in K-Fuel, L.L.C. ("K-Fuel LLC"), and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

     The Company holds patents to the K-Fuel Technology which enhances the combustion characteristics of coal and other carbonaceous fuels. The Company intends to generate revenue by licensing the K-Fuel Technology to third party operators or by the direct ownership and management of K-Fuel production facilities.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1997, cash and cash equivalents included commercial paper and money market accounts of $14,068,510. Such amounts are carried at cost which at December 31, 1997 approximates fair market value.

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

DEFERRED FINANCING COSTS

     The Company has capitalized issuance costs related to the convertible debentures. These costs are amortized over the life of the debentures using the straight-line method, the results of which are not materially different than using the effective interest method because of the short life of the debentures.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

                                    KFX INC.

STOCK BASED COMPENSATION

     The Company periodically grants stock options to certain executive officers, non-employee directors and other key employees under two employee stock option plans the Amended and Restated Stock Option Plan and the 1996 Stock Option and Incentive Plan. Under these plans, stock options are accounted for in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB25").

INCOME (LOSS) PER SHARE

     In 1997, the Financial Account Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" (FASB 128). FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous concept of fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements. The effects of options, warrants, and convertible securities have not been considered for the years ended December 31, 1997, 1996 and 1995 because the result would be anti-dilutive.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Significant estimates have been made by management with respect to the realizability of the Company's property, plant and equipment, patents, equity investments, prepaid royalty, mine reclamation liability, and the possible outcome of outstanding litigation. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term. See Notes 2,3,4,7,12, and 14 for additional information with respect to these estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FASB 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. FASB 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Such adoption is not expected to have a material effect on the Company's financial position or results of operation.

                                    KFX INC.

NOTE 2.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:


                                                        December 31,
                                                -----------------------------
                                                   1997              1996
                                                -----------       -----------
Demonstration plant..........................   $10,854,375       $10,854,375
Mine property................................       465,500           465,500
Laboratory equipment.........................        53,880            51,307
Buildings....................................        90,781            90,781
Office and computer equipment................       192,589           178,988
                                                -----------       -----------
                                                 11,657,125        11,640,951
Less accumulated depreciation................    (7,198,820)       (6,182,150)
                                                -----------       -----------
                                                $ 4,458,305       $ 5,458,801
                                                ===========       ===========

     Depreciation expense was $1,016,670 and $837,945 in 1997 and 1996, respectively. In August 1995, the Company contributed laboratory equipment, buildings and other equipment with a net book value of $410,645 to KFP. See Note 4.

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

     The mine reclamation liability of $1,166,000 at December 31, 1997 represents the estimated cost to the Company to reclaim the property in compliance with minimum standards established by the State of Wyoming and various governmental agencies. In connection with obtaining a permit to conduct mining and reclamation operations, the Company has entered into a bond agreement to ensure payment of reclamation costs.

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

                                    KFX INC.

NOTE 3.  PATENTS

     Patents consisted of the following:

                                                           DECEMBER 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -----------     -----------
Series "A" and "B" patents.....................    $ 8,800,000     $ 8,800,000
Series "C" patents.............................      1,335,134       1,335,134
Foreign patents - granted......................        212,922         212,922
Domestic and foreign patents - pending.........        182,589         123,329
Other..........................................            --           18,725
                                                   -----------     -----------
                                                    10,530,645      10,490,110
Less accumulated amortization..................     (7,442,792)     (6,827,216)
                                                   -----------     -----------
                                                   $ 3,087,853     $ 3,662,894
                                                   ===========     ===========

     Patents amortization expense, including abandoned patents, was $637,765 and $646,607 in 1997 and 1996, respectively. The Series "C" patents were acquired in August 1995 by the payment of $1,000,000 and the issuance of a $335,134 promissory note what was paid in 1996. Additionally, $18,725 of fully amortized organizational costs ("Other") were written off in 1997. There was $3,464 of amortization expense related to these organization costs in 1997.

NOTE 4.  INVESTMENT IN KFX FUEL PARTNERS, L.P.

     In August 1995, the Company acquired a 5 percent general and limited partnership interest in KFP. The remaining 95 percent general and limited partnership interest in KFP is held by Thermo Ecotek Corporation ("TCK"). In September 1995, KFP began construction of a 500,000 tons-per-year K-Fuel production facility near Gillette, Wyoming. At December 31, 1997, total construction costs of the facility were approximately $55 million, and were funded entirely by TCK. As part of its investment in 1995, the Company contributed to KFP certain assets from its demonstration facility near Gillette, Wyoming with a book value of approximately $411,000, and certain permitting and engineering costs incurred by the Company totaling approximately $620,000. Additionally, as a condition of acquiring the 5 percent interest in KFP, in August 1995 the Company acquired an additional 80 percent interest in HFC in exchange for 375,000 shares of the Company's common stock valued at $1,875,000, a cash payment of $100,000, and a promissory note of $150,000 due in February 1996. HFC's only asset is a license to the Company's Series "A" and "B" K-Fuel technology. Prior to the HFC transaction, the Company held a 5 percent interest in HFC and was indebted to HFC in the amount of approximately $364,000. The total consideration paid for the HFC interest, less the indebtedness of the Company to HFC, was also recorded as part of the Company's investment in KFP.

     At December 31, 1996, the Company had $261,714 in accounts receivable due from KFP for certain construction and start-up costs. These receivables were included in the "Investment in KFx Fuel Partners, L.P." at December 31, 1997.

     In addition to its 5 percent interest in KFP, the Company will receive a royalty of 3 percent of the net sales of the KFP facility. The Company also performed $395,679 of technical services for KFP in 1997, these amounts are included in contract revenues for the period.

                                    KFX INC.

     The KFP facility has encountered several problems delaying the achievement of optimal commercial operations including (1) a fire on December 24, 1996 which destroyed one of two oil heating systems that provide the main processing structure (comprised of four processing vessels) with heat transfer fluid (with substantially all repair costs anticipated to be reimbursable by KFP insurance proceeds), (2) construction problems relating to the flow of materials within the facility, and (3) design and operation of certain pressure-release equipment. KFP is actively exploring solutions to these problems with anticipated optimal commercial operations to begin in the third or fourth quarter of 1998. However, because the technology being developed at the facility is new and untested, no assurance can be given regarding specific timing and production levels, or that KFP will be able to correct these problems and be in full commercial operations in the second quarter of 1998, if at all.

     KFP had construction in progress of approximately $55,419,000 and $44,736,000 and current liabilities of approximately $2,623,000 and $1,893,000 at December 31, 1997 and 1996, respectively. For the years ended December 31, 1997 and 1996, KFP generated no revenues and had no net income. This was a result of all of KFP's efforts being directed towards start-up of the facility discussed above.

NOTE 5.  THERMO ECOTEK CORPORATION STOCK PURCHASE AGREEMENT

     In August 1995, the Company and TCK entered into a stock purchase agreement (the "Stock Purchase Agreement") whereby TCK acquired 1,500,000 shares of the Company's common stock for $3 million, and the right to purchase up to an additional 2,750,000 shares of the Company's common stock at the same price per share. In December 1995, TCK purchased an additional 1,500,000 shares for $3 million. Additionally, TCK purchased the remaining 1,250,000 shares of common stock in January 1997 for $2.5 million, increasing its ownership in the Company from approximately 14 percent to approximately 18 percent.

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

NOTE 6.  INVESTMENT IN K-FUEL, L.L.C.

     In April 1996, the Company and Kennecott Alternative Fuels, Inc. ("KAFI"), a wholly-owned subsidiary of Kennecott Energy and Coal Company ("KECC"), formed K-Fuel LLC. Pursuant to the Limited Liability Company Agreement (the "Agreement"), K-Fuel LLC is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of plants or facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Commercial Projects will be constructed by separate entities in which KAFI, the Company or both will have an equity interest and which will receive a sublicense from K-Fuel LLC for the K-Fuel Technology.

                                    KFX INC.

     Initially, the Company has a 51 percent interest in K-Fuel LLC and KAFI has a 49 percent interest, except to the extent of certain research and development and amortization expenses, which by written agreement are allocated 100 percent to KAFI. At such time as entities in which KAFI has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, KAFI will have a 51 percent interest in K-Fuel LLC and the Company will have a 49 percent interest. A fee of $1,000,000 was paid to the Company in consideration for the Company entering into the Agreement, and has been recorded by the Company as joint venture fee revenue in 1996. Subject to certain conditions, KAFI has also agreed to make additional capital contributions to K-Fuel LLC in such amounts as may be necessary for all research and development costs incurred by K-Fuel LLC, up to $4,000,000. KAFI funded such research and development costs totaling approximately $879,000 and $1,440,000 in 1997 and 1996, respectfully, and an additional $327,000 and $371,000, for certain administrative, marketing and project development activities in the United States and Indonesia for the same periods. The Company contributed $334,000 and $386,000 to K-Fuel LLC in 1997 and 1996, respectively, for certain administrative, marketing and project development activities in the United States and Indonesia. As of December 31, 1997, K-Fuel LLC was not committed to fund or construct any Commercial Projects.

     The activities and financial results of K-Fuel LLC are accounted for by the Company using the equity method, rather than consolidated, as the Company does not have the authority to independently control K-Fuel LLC. The Company recognized an expense of $267,977 and $86,572 for its equity share of the marketing, general and administrative expenses of K-Fuel LLC for 1997 and 1996, respectively. The Company's investment in K-Fuel LLC at December 31, 1997 was approximately $224,000.

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

NOTE 7.  PREPAID ROYALTY

     In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. Prior to the agreement, Mr. Koppelman was entitled to a royalty of 2 percent on the gross sales value of K-Fuel product produced by any entity, including any product produced by the Company. As a result of the agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and all royalty obligations are held by his estate.

     As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 cash and issued a promissory note for $200,000. See Note 9. The $500,000 prepaid royalty will be amortized based on the difference between what royalty payments to Mr. Koppelman would have been on the original royalty agreement and the amended royalty agreement reached in 1996.

                                    KFX INC.

NOTE 8.  DUE TO RELATED PARTIES

     Due to related parties consisted of the following:

                                                                         DECEMBER 31,
                                                                  ------------------------
                                                                     1997           1996
                                                                  --------        --------
Due to board of directors, payable in cash....................    $    --         $ 27,800
Due to officers of the Company, payable in cash...............      15,062         113,708
Due to KSA Partnership, payable in cash.......................     286,958         286,958
Due to K-Fuel, L.L.C., payable in cash........................     244,665         250,000
Due to other related parties, payable in cash.................      10,837          29,290
                                                                  --------        --------
  Total related party liabilities.............................    $557,522        $707,756
                                                                  ========        ========

     During 1997, the Company wrote off $237,438 in trade and related party payables.

NOTE 9.  LONG-TERM DEBT

     Long-term debt consisted of the following

                                                                              DECEMBER 31,
                                                                       -------------------------
                                                                          1997           1996
                                                                       ---------      ----------
Unsecured promissory note, interest at 6.5 percent and payable annually, no principal payments due until maturity
  in February 1999................................................     $ 500,000      $  650,000
Unsecured promissory note, interest at 8.0 percent, quarterly principal and interest payments of $10,000 beginning in
  January 1996 until October 1998, when any remaining
  principal balance is due........................................       280,000         300,000
Unsecured promissory note to related party, interest at prime rate plus 2 percent, interest payable quarterly beginning in
  December 1995, principal payable in semi-annual installments of $50,000 beginning in December 1995 until September 1997
  Paid in January 1997............................................           --          100,000
Unsecured promissory note, interest at prime rate (8.25 percent at December 31, 1996) and payable annually, no principal
  payments due until maturity in June 1998, paid in August 1997              --          175,000
                                                                       ---------      ----------
                                                                         780,000       1,225,000
Less current maturities...........................................      (280,000)       (115,000)
                                                                       ---------      ----------
                                                                       $ 500,000      $1,110,000
                                                                       =========      ==========

     Scheduled maturities of long-term debt at December 31, 1997 are as follows:
$280,000 in 1998, and $500,000 in 1999.

     The promissory note of $175,000 at December 31, 1996 was issued as part of a royalty amendment agreement. See Note 7.

     In July 1995, the Company completed a debt settlement agreement whereby promissory notes and accrued interest obligations totaling $2,867,209, including accrued interest of $940,209 at December 31, 1994, were extinguished for cash payments totaling $300,000.

                                    KFX INC.

NOTE 10.  CONVERTIBLE DEBENTURES

     On July 31, 1997, the Company completed a private placement of unsecured convertible debentures (the "Debentures") totaling $17.0 million. The Debentures mature in July 2002, and have an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31, commencing on January 31, 1998. The Debentures are initially convertible into shares of the Company's common stock at a conversion price of $3.75 per share, beginning on October 30, 1997. On November 1, 1999, the conversion price will change to be 90 percent of the average closing price of the Company's common stock (on the American Stock Exchange or other exchange, if applicable) for the 15 days immediately preceding November 1, 1999. The conversion price on November 1, 1999 cannot be less than $3.65 per share, subject to certain adjustments.

     The Debentures were offered, sold and delivered only to non-United States persons outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. Application has been made to list the Debentures on the Luxembourg Stock Exchange.

     In connection with the sale of the Debentures, the Company issued to the placement agents warrants to purchase 453,333 shares of common stock to the placement agents. See Note 11.

     The net cash proceeds from the sale of the Debentures (approximately $15.1 million) will be used for continued project development efforts for proposed K-Fuel projects in Indonesia and Turkey, continued project development efforts for a proposed activated carbon production facility, acquisitions of strategic businesses or partners capable of enhancing the development of the Company, and for general corporate purposes.

NOTE 11.  STOCKHOLDERS' EQUITY

     During 1997, the Company issued 1,250,000 shares of common stock for $2,500,000 as part of the Stock Purchase Agreement. See Note 5.

     In connection with the sale of the Debentures, the Company issued to the placement agents warrants to purchase 453,333 shares of common stock at an exercise price of $5.00 per share, expiring in July 2002. The warrants were valued at $567,000 using the Black-Scholes option-pricing model and are included in the total debenture offering costs (before 1997 amortization of $205,000) of $2,435,565.

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

                                    KFX INC.

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

NOTE 12.  STOCK OPTION PLANS

     The Company has two employee stock option plans - the Amended and Restated Stock Option Plan (the "1992 Plan"), and the 1996 Stock Option and Incentive Plan (the "1996 Plan").

     The 1992 Plan provides for the award to executive officers (including officers who are also directors), non-employee directors and other key employees of the Company of either non-qualified stock options ("NSO") or incentive stock options ("ISO"), as defined in Section 422 of the United States Internal Revenue Code. Stock options, either NSO or ISO, granted under the 1992 Plan vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date of the grant until fully vested, unless other terms of vesting are specified by the Compensation Committee of the Board of Directors (the "Committee"). Additionally, the Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control of the Company, which is defined as (1) when any person (as such term is defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the beneficial owner of 15 percent or more of the total number of shares of common stock then outstanding; (2) the Board of Directors or shareholders approve the sale of all or substantially all of the assets of the Company or any merger with or into the Company; or (3) the Company declares a cash dividend in an amount in excess of 10 percent of the then fair market value of the outstanding shares of common stock. All stock options granted under the 1992 Plan expire ten years from the date of grant. The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan. As a result of TCK's investment in the Company on January 31, 1997, increasing its ownership in the Company to in excess of 15 percent, all options issued under the 1992 Plan became fully vested on that date.

                                    KFX INC.

     The 1996 Plan provides for the award to executive officers, non-employee directors and other key employees and consultants of the Company of only non-qualified stock options. Stock options granted under the 1996 Plan vest 20 percent on the first anniversary date of the grant, and an additional 20 percent each anniversary date thereafter until fully vested. The Committee has similar authority to accelerate the vesting of any outstanding option as with the 1992 Plan, except there are no specific change in control vesting requirements in the 1996 Plan. All stock options granted under the 1996 Plan expire seven years from the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Plan.

     The following table summarizes the Company's stock option activity for the three-year period ending December 31, 1997:

                                                                                              EXERCISABLE
                                                                                       -----------------------------
                                                                          WEIGHTED       NUMBER OF         WEIGHTED
                        NUMBER OF        NUMBER OF                        AVERAGE         SHARES           AVERAGE
                         SHARES,          SHARES,                          PRICE        EXERCISABLE      OPTION PRICE
                        1992 PLAN        1996 PLAN          TOTAL        PER SHARE      AT 12-31-97       PER SHARE
                    ------------------------------------------------------------------------------------------------
Balance, 12-31-94           630,000             --         630,000          $5.02          165,000           $5.38
 Granted............        370,000             --         370,000           5.19          187,000            5.26
 Cancelled..........       (350,000)            --        (350,000)
                          ---------                      ---------
Balance, 12-31-95           650,000             --         650,000
 Granted............        350,000         525,500        875,500           6.46          455,100            5.61
 Cancelled..........        (30,000)            --         (30,000)
                          ---------       ---------      ---------
Balance, 12-31-96           970,000         525,500      1,495,500
 Granted............            --          735,000        735,000           3.81          170,000            3.90
 Cancelled..........       (268,000)       (120,000)      (388,000)
                          ---------       ---------      ---------                         -------           -----
Balance, 12-31-97...        702,000       1,140,500      1,842,500                         977,100           $5.21
                                                                                           =======           =====
Remaining shares
 Authorized.........        298,000         359,500        657,500
                          ---------       ---------      ---------
Total authorized....      1,000,000       1,500,000      2,500,000
                          =========       =========      =========

     The range of exercise prices for stock options granted under the 1992 Plan and the 1996 Plan are as follows: 1995 - $5.13 to $5.64 per share; 1996 -$5.09 to $7.43 per share; 1997 - $3.75 to $4.28 per share. All stock options granted under the 1992 Plan and the 1996 Plan in 1995, 1996 and 1997 were at exercise prices that were not below the fair market value of the Company's common stock on the date of grant.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value approach of accounting for employee stock options or similar equity instruments. As permitted under SFAS No. 123, the Company has elected to continue measuring compensation expense under Accounting Principles Board ("APB") No. 25, which uses an intrinsic value approach to measuring compensation expense, i.e., compensation expense is generally recognized only when the exercise price of an employee stock option or similar equity instrument is below the fair market value of the underlying common stock on the date of grant. The following table summarizes the pro forma effects on net loss for the two most recent fiscal years as if the Company had elected to implement SFAS No. 123:

                                   KFX INC.

                                                                  YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                       1997                  1996                  1995
                                                   --------------------------------------------------------
Net loss - as reported..........................    $(5,095,160)          $(5,628,541)          $(6,228,720)
Net loss  pro forma.............................    $(7,959,467)          $(6,320,601)          $(6,689,280)
Net loss per share - as reported................    $      (.21)          $      (.25)          $      (.33)
Net loss per share - pro forma..................    $      (.33)          $      (.28)          $      (.36)

     The fair value of options granted under the 1992 Plan and the 1996 Plan were estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used for valuing each grant:

                                                  EXPECTED LIFE       EXPECTED
                                  NUMBER OF         OF OPTION         DIVIDEND         RISK-FREE        VOLATILITY
                                   SHARES            (YEARS)            YIELD        INTEREST RATE      PERCENTAGE
                                  --------------------------------------------------------------------------------

Granted in 1995..........          320,000             10                  NA            7.31  %          47.7  %
Granted in 1995..........           50,000              5                  NA            6.88  %          47.7  %
                                   -------
 Total 1995..............          370,000
                                   =======

Granted in 1996..........          350,000              7                  NA            6.33  %          54.5  %
Granted in 1996..........          455,000              7                  NA            6.90  %          55.0  %
Granted in 1996..........           50,000              7                  NA            6.89  %          54.9  %
Granted in 1996..........           20,500              7                  NA            6.25  %          53.5  %
                                   -------
 Total 1996..............          875,500
                                   =======

Granted in 1997..........           35,000              7                  NA            6.41  %          50.6  %
Granted in 1997..........           50,000              7                  NA            6.39  %          50.4  %
Granted in 1997..........          525,000              7                  NA            6.55  %          50.4  %
Granted in 1997..........          120,000              5                  NA            6.22  %          50.4  %
                                   -------
 Total 1997..............          730,000
                                   =======

     In addition to the 1992 Plan and the 1996 Plan, the Company has issued non-qualified stock options related to various compensation agreements with consultants and former employees of the Company. The following table summarizes the terms of such grants as of December 31, 1997:


                                                                                           EXERCISABLE
                                                                                  ------------------------------
                                                                  WEIGHTED         NUMBER OF          WEIGHTED
                                                                  AVERAGE            SHARES           AVERAGE
                                               NUMBER OF        OPTION PRICE      EXERCISABLE       OPTION PRICE
                                                SHARES           PER SHARE        AT 12-31-97        PER SHARE
                                              ------------------------------------------------------------------
Granted in 1993........................           90,000             $9.00            90,000             $9.00
Granted in 1995........................          630,000             $3.20           630,000              3.20
Granted in 1996........................          150,000             $5.00           150,000              5.00
Granted in 1997........................          150,000             $5.00               --                --
                                               ---------                             -------
Outstanding at December 31, 1997.......        1,020,000                             870,000
                                                                                     =======
Shares authorized and remaining
 to be granted in 1998.................          150,000             $5.00
                                               ---------
Total granted and authorized...........        1,170,000
                                               =========

                                   KFX INC.

     The grant of options for 150,000 shares in 1996 is included in the pro forma effects of SFAS No. 123 for the years ended December 31, 1996. Relating to the grant of options for 630,000 shares in 1995, the Company recorded non-cash charges totaling $840,000 in the year ended December 31, 1995, including a charge of $190,000 resulting from the cancellation of options for 350,000 shares and the granting of options for 130,000 shares, of which options for 120,000 shares were repriced from the original option price of $4.63 per share to $4.13 per share.

     See Note 5 regarding the option of TCK to acquire up to 7,750,000 shares of the Company's common stock beginning in January 2000.

NOTE 13.  WARRANTS TO PURCHASE COMMON STOCK

     Associated with various financing transactions and professional services agreements, the Company has issued transferable warrants to purchase common stock. The following table summarizes the outstanding warrants as of December 31, 1997, all of which are fully exercisable as of that date:

                                      TYPE OF            NUMBER OF        EXERCISE PRICE
                                    TRANSACTION           SHARES            PER SHARE          EXPIRATION DATE
                                   ---------------------------------------------------------------------------
Granted in 1995...........             Services             55,000               $4.00          August 2, 1998
Granted in 1995...........            Financing             25,000               $4.00          August 2, 1998
Granted in 1995...........            Financing             50,000               $4.38          August 2, 1998
Granted in 1996...........             Services            100,000               $4.00        November 5, 1999
Granted in 1996...........             Services            100,000               $4.00       December 15, 1999
Granted in 1997...........             Services            453,333               $3.75           July 31, 2002
                                                           -------
                                                           783,333
                                                           =======

     Related to the issuance of the warrants in 1996 for services, the Company recorded non-cash charges of $237,500 and $62,500 in 1996 and 1995, respectively, for the difference between the fair market value per share of the Company's common stock and the warrant price on the date of the issuance. Warrants granted in 1997 related to the placement of the Convertible Debentures. See Note 10.

NOTE 14.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is obligated for noncancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. The lease agreements require future minimum lease payments as follows:

      YEAR ENDING DECEMBER 31,             Amount Payable
      ------------------------             --------------
                1998                           $154,865
                1999                            116,990
                2000                             70,147
                2001                              6,426
             Thereafter                           2,142
                                               --------
                                               $350,570
                                               ========

Rent expense in 1997, 1996, and 1995 was $182,005, $226,025, and $146,436,
respectively.

                                   KFX INC.

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

     As part of the restructured bond agreement with the State of Wyoming in 1994, Energy Brothers Holding, Inc., an affiliate of the Company and an officer and director of the Company executed a promissory note to the State of Wyoming for $819,000, with annual interest at 6 percent. The Company has agreed to indemnify both Energy Brothers Holding, Inc. and the officer and director of the Company to the extent that payments are made to the State of Wyoming under the agreement.

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

     In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action has been removed to the United States District Court for the District of Wyoming. The Company's lawsuit requests that the court enter a judgement that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. Because the work done by Fru-Con was for a limited partnership in which the Company's predecessor entity was not a partner, and because payment for the work performed by Fru-Con was contingent upon successful project financing which never materialized, as well as for other legal and factual reasons, the Company believes that Fru-Con has no valid rights or claims against the Company. On May 20, 1997, the Court granted the Company's Motion for Summary Judgment on all claims. Fru-Con has appealed to the 10th Circuit Court of Appeals. The Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations.

                                    KFX INC.

     On March 9, 1998, Fidelity and Deposit of Maryland, as subrogee of Walsh Construction Company, a division of Guy F. Atkinson Company, filed a construction lien against KFP with respect to the construction of the KFP Facility in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 15.  INCOME TAXES

     All of the Company's operations are currently domestic, with income taxable at the federal statutory rate of 34 percent. The tax benefit recorded in 1995 of $872,851 related to the utilization of current year losses to offset taxes on the extraordinary gains from debt extinguishment. Deferred tax assets (liabilities) were comprised of the following:

                                                                  1997               1996
                                                              -----------        -----------
Gross deferred tax assets:
  Loss carryforwards....................................      $ 7,500,419        $ 6,220,807
  Depreciation and amortization.........................          447,315            152,906
  Deferred compensation.................................          496,258            508,498
  Other.................................................          108,592            116,892
                                                              -----------        -----------
     Gross deferred tax assets..........................        8,552,584          6,999,103
     Deferred tax assets valuation allowance............       (8,552,584)        (6,999,103)
                                                              -----------        -----------
       Net deferred tax assets..........................                0                  0
Gross deferred tax liabilities..........................              --                 --
                                                              -----------        -----------
                                                              $         0        $         0
                                                              ===========        ===========

     No net deferred tax asset has been recorded for loss carryforwards or other deferred tax assets because it is currently more likely than not that such benefits will not be realized. The change in the valuation allowance for the current year reflects the changes in the above items. The Company's loss carryforwards of approximately $ 22,060,000 expire in various amounts through 2012.

     The Company's total provision for income taxes in 1997, 1996 and 1995 were different from the amount expected by applying the statutory federal income tax rate to the net loss from operations and the extraordinary item. The approximate differences are as follows:

                                                             1997                1996               1995
                                                          -----------         -----------        -----------
Expected tax on extraordinary item...............         $       --          $       --         $   873,000
Expected tax benefit on loss before income
  Taxes and extraordinary item...................          (1,732,000)         (1,914,000)        (2,991,000)
                                                          -----------         -----------        -----------
     Total expected tax provision (benefit)......          (1,732,000)         (1,914,000)        (2,118,000)
Non-deductible items.............................              27,000             142,000            716,000
Increase (decrease) in valuation allowance.......           1,553,000           1,515,000          1,633,000
Other............................................             152,000             257,000           (231,000)
                                                          -----------         -----------        -----------
  Total tax provision............................         $         0         $         0        $         0
                                                          ===========         ===========        ===========

NOTE 16.  SUBSEQUENT EVENTS

     In January 1998, the Company converted $170,000 of current accounts payables related to general corporate legal services into a promissory note. Interest accrues at six percent per annum with quarterly

                                   KFX INC.

interest payments beginning on March 31, 1998 and quarterly principal payments beginning on March 31, 1999. Any unpaid principal and interest is due on December 31, 2001.

     In January 1998, the Company began funding its 12.6 percent interest in Charco Redondo, LLC, a Texas limited liability company to construct a pilot phase tertiary crude oil recovery facility that uses heat and pressure to extract crude oil from shallow reservoir structures. The Company's funding commitment for the pilot phase is $540,000 which is expected to be completed by the second half of 1998.

     On March 23, 1998, the Company acquired a 60% interest in Pegasus Technologies, LLC ("Pegasus), an Ohio limited liability company that sells a computer software product that enhances combustion optimization in coal-fired electric utility power plants. The acquisition consisted of a cash payment of $1,600,000 and a $600,000 four-year promissory note. The terms of the note include annual principal payments of $150,000 each anniversary date of the note until fully paid in March 2002, and interest at 5.0 percent per annum. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.