Form 10-Q
period 1998-03-31
KFX INC
filed 1998-05-15
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------
                                   FORM 10-Q
(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


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

Yes [X]        No [_]

On May 13, 1998 there were 23,926,040 shares of the Registrant's common stock outstanding.

                                   KFX INC.

                          FORM 10-Q QUARTERLY REPORT
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------

Part I.  Financial Information

Item 1.  Consolidated Financial Statements
  Consolidated Balance Sheets - March 31, 1998 (Unaudited) and December 31, 1997............     3
  Consolidated Statements of Operations - Three Months Ended
     March 31, 1998 and 1997 (Unaudited)....................................................     4
  Consolidated Statements of Cash Flows - Three Months Ended
     March 31, 1998 and 1997 (Unaudited)....................................................     5
  Notes to Consolidated Financial Statements (Unaudited)....................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................................................    10

Part II.  Other Information.................................................................    13

Signatures..................................................................................    14

                                   KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,
                                                                                1998             DECEMBER 31,
                                                                             (UNAUDITED)             1997
                                                                       ----------------------------------------
                                    ASSETS
                                    ------
Current:
  Cash and cash equivalents............................................       $ 10,797,030         $ 14,078,773
  Accounts receivable..................................................            505,938              220,729
  Accrued interest.....................................................             42,387               52,000
  Prepaid expenses.....................................................             72,070              109,696
  Supplies inventory...................................................            148,995                    -
                                                                              ------------         ------------
     Total current assets..............................................         11,566,420           14,461,198
                                                                              ------------         ------------
Property, plant and equipment, net of accumulated depreciation.........          4,261,224            4,458,305
Patents, net of accumulated amortization...............................          3,029,266            3,087,853
Investment in and advances to KFX Fuel Partners, L.P...................          3,913,191            3,787,138
Investment in K-Fuel, LLC..............................................            216,088              224,016
Investment in Charco Redondo, LLC......................................            404,727                    -
Intangible assets, primarily goodwill..................................          2,400,398                    -
Debt issue costs, net of accumulated amortization......................          2,107,565            2,230,565
Prepaid royalty........................................................            500,000              500,000
Other assets...........................................................            263,063              308,631
                                                                              ------------         ------------
                                                                              $ 28,661,942         $ 29,057,706
                                                                              ============         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current:
  Accounts payable.....................................................       $    310,132         $    363,881
  Accrued expenses.....................................................            253,951              190,001
  Deferred Revenue.....................................................            215,000                    -
  Due to related parties...............................................            538,434              557,522
  Interest payable.....................................................            184,195              504,421
  Current maturities of long-term debt.................................            935,000              280,000
                                                                              ------------         ------------
     Total current liabilities.........................................          2,436,712            1,895,825
                                                                              ------------         ------------
Long-term debt, less current maturities................................            610,000              500,000
Convertible debentures.................................................         17,000,000           17,000,000
Mine reclamation liability.............................................          1,166,000            1,166,000
                                                                              ------------         ------------
     Total liabilities.................................................         21,212,712           20,561,825
                                                                              ------------         ------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized;
     None issued.......................................................                  -                    -
  Common stock, $.001 par value, 80,000,000 shares authorized;
     23,926,040 and 23,926,040 shares issued and outstanding...........             23,926               23,926
  Additional paid-in capital...........................................         48,208,593           47,758,843
  Accumulated deficit..................................................        (40,783,289)         (39,286,888)
                                                                              ------------         ------------
     Total stockholders' equity........................................          7,449,230            8,495,881
                                                                              ------------         ------------
                                                                              $ 28,661,942         $ 29,057,706
                                                                              ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        UNAUDITED
                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                 1998                 1997
                                                                            ------------------------------------

Contract revenue.......................................................         $   244,695          $   217,894
Interest and other income..............................................             154,771               60,740
                                                                                -----------          -----------
  Total revenue and other income.......................................             399,466              278,634
                                                                                -----------          -----------

Marketing, general and administrative expenses.........................             817,811              684,697
Research and development...............................................              49,138              127,012
Demonstration plant and laboratory operations..........................             152,359              176,645
Equity in loss of unconsolidated affiliates............................              17,618               54,853
Depreciation and amortization..........................................             574,883              443,739
Interest expense.......................................................             284,058               33,660
                                                                                -----------          -----------
  Total expenses.......................................................           1,895,867            1,520,606
                                                                                -----------          -----------

Net loss...............................................................         $(1,496,401)         $(1,241,972)
                                                                                -----------          -----------

Basic and diluted net loss per common share............................         $      (.06)         $      (.05)
                                                                                ===========          ===========

Weighted average shares outstanding....................................          23,926,000           23,509,000
                                                                                ===========          ===========




The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       UNAUDITED
                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                1998                 1997
                                                                           ------------------------------------

Operating Activities:
     Net loss..........................................................        $(1,496,401)         $(1,241,972)
     Adjustments to reconcile net loss to cash
        Used in operating activities:
          Depreciation and amortization................................            574,883              443,739
          Warrants issued for services.................................            196,000                    -
            Equity in loss of unconsolidated affiliates................             17,618               54,853
     Changes in operating assets and liabilities, net of assets and liabilities acquired:
          Accounts receivable..........................................              3,313              (33,651)
          Interest receivable..........................................              9,613                    -
          Supplies inventory...........................................           (148,995)                   -
          Accounts payable.............................................             47,964             (231,974)
          Accrued expenses.............................................             60,450              (58,638)
          Related parties..............................................             20,222             (107,114)
          Interest payable.............................................           (320,226)             (66,561)
          Prepaids & other.............................................             (7,003)                   -
                                                                               -----------          -----------
Cash used in operating activities......................................         (1,042,562)          (1,241,318)
                                                                               -----------          -----------

Investing Activities:
     Purchases of equipment............................................             (7,000)              (4,530)
     Pending patent applications.......................................           (100,112)             (10,356)
     Investments in KFX Fuel Partners, L.P.............................           (126,053)             (24,101)
     Investments in K-Fuel, LLC........................................             (9,690)                   -
     Investments in Charco Redondo, LLC................................           (375,771)                   -
     Purchase of controlling assets of Pegasus Technologies, LLC, net                                         -
      of cash acquired.................................................         (1,615,555)                   -
    Other..............................................................                  -               (9,080)
                                                                               -----------          -----------
Cash used in investing activities......................................         (2,234,181)             (48,067)
                                                                               -----------          -----------

Financing Activities:
     Proceeds from sale of common stock................................                  -            2,500,000
     Payments on notes payable.........................................             (5,000)            (105,000)
                                                                               -----------          -----------
Cash used in financing activities......................................             (5,000)           2,395,000
                                                                               -----------          -----------

Increase (decrease) in cash and cash equivalents.......................         (3,281,743)           1,105,615
Cash and cash equivalents, beginning of period.........................         14,078,773            1,403,625
                                                                               -----------          -----------
Cash and cash equivalents, end of period...............................        $10,797,030          $ 2,509,240
                                                                               ===========          ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest............................................        $   604,284          $   100,196
                                                                               ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Three Months Ended March 31, 1998
---------------------------------

     In January 1998, the Company reclassed $28,956 of other assets at December 31, 1997 relating to the Charco Redondo, LLC investment to Investment in Charco Redondo, LLC . See Note 4.

     In January 1998, the Company converted $170,000 of current accounts payable at December 31, 1997 related to general corporate legal services into a promissory note. See Note 6.

     On March 23, 1998, the Company issued $600,000 in promissory notes and granted purchase options for 75,000 shares of the Company's common stock under the Company's 1996 Stock Option and Incentive Plan in connection with the Company's acquisition of a 60 percent interest of Pegasus Technologies, LLC. Using the Black-Scholes option-pricing model, the stock options were valued at $144,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus Technologies, LLC. See Note 5.

     Also in connection with the Pegasus Technologies, LLC acquisition, the Company granted purchase options for 100,000 shares of the Company's common stock under the Company's 1996 Stock Option and Incentive Plan to a consultant relating to certain acquisition activities. Using the Black-Scholes option-pricing model, the stock options were valued at $109,000; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus Technologies, LLC. See Note 5.

Three months Ended March 31, 1997
---------------------------------

          None.



The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiary, KFX Wyoming Inc. ("KFXW"), and its majority-owned subsidiaries, KFX Technology Inc. ("KFXT", formerly Energy Brothers Technology, Inc.), Atlantic Partners Ltd. ("APL"), Heartland Fuels Corporation ("HFC") and Pegasus Technologies, LLC ("Pegasus"). The Company's 67 percent interest in KSA Partnership ("KSA"), its 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), its 12.6% interest in Charco Redondo, LLC ("Charco") and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

         The consolidated financial statements at March 31, 1998, and for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made. Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1997 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

         Net loss per common share for the three months ended March 31, 1998 and 1997 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

NOTE 2.  COMMITMENTS AND CONTINGENT LIABILITIES

         In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action has been removed to the United States District Court for the District of Wyoming. The Company's lawsuit requests that the court enter a judgment that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. Because the work done by Fru-Con was for a limited partnership in which the Company's predecessor entity was not a partner, and because payment for the work performed by Fru-Con was contingent upon successful project financing which never materialized, as well as for other legal and factual reasons, the Company believes that Fru-Con has no valid rights or claims against the Company. On May 20, 1997, the Court granted the Company's Motion for Summary Judgment on all claims. Fru-Con has appealed to the 10th Circuit Court of Appeals. The Company believes that the ultimate resolution of this action will not have a material impact on the Company's financial position or results of operations.

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)


         On March 9, 1998, Fidelity and Deposit of Maryland, as subrogee of Walsh Construction Company, a division of Guy F. Atkinson Company, filed a construction lien against KFP (as defined below) with respect to the construction of the KFP Facility (as defined below) in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material impact on the Company's financial position for results of operation.

NOTE 3.  KFX FUEL PARTNERS, L.P.

         In August 1995, the Company and Thermo Ecotek Corporation ("TCK"), acting through wholly-owned subsidiaries KFX Wyoming, Inc. ("KFX Wyoming", 100 percent owned by the Company) and Eco Fuels, Inc. (100 percent owned by TCK), formed KFX Fuel Partners, L.P. ("KFP"), a Delaware limited partnership, and began construction of a 500,000 TPY K-Fuel coal production facility (the "KFP Facility") near Gillette, Wyoming using the Company's Series "C" K-Fuel Technology. The Company has a 5 percent interest in KFP, with the remaining 95 percent held by TCK. TCK is the managing general partner for KFP and makes all day-to-day operating decisions. The KFP Facility must be "placed in service" by June 30, 1998, to qualify for certain federal tax credits on its output.

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

NOTE 4.  CHARCO REDONDO, LLC

         In December 1997, the Company purchased a 12.6 percent interest in Charco Redondo, LLC, a Texas limited liability company ("Charco") in consideration for its commitment to contribute $540,000 to Charco as working capital. Funding under this commitment began in January 1998 and at May 13, 1998, the Company has contributed $510,000 to Charco of which $28,956 was in other assets at December 31, 1997.

NOTE 5.  PEGASUS TECHNOLOGIES, LLC

         On March 23, 1998, the Company acquired a 60 percent interest in Pegasus Technologies, LLC ("Pegasus"), an Ohio limited liability company that sells a computer software product that enhances combustion optimization in coal-fired electric utility power plants. The acquisition consisted of a cash payment of $1,600,000, $600,000 in four-year promissory notes, and the issuance of 75,000 non-qualified stock options under the Company's 1996 Stock Option and Incentive Plan. The terms of the promissory notes include annual principal payments of $150,000 each anniversary date of the notes until fully paid in

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)

March 2002, and interest at 5.0 percent per annum. The stock options were granted at an exercise price of $3.75 per share, vesting 20 percent each one-year anniversary from the date of grant, and expiring in March, 2005. Using the Black-Scholes option-pricing model, the stock options were valued at $144,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

         In connection with the acquisition of Pegasus, the Company issued 100,000 fully vested non-qualified stock options under the Company's 1996 Stock Option and Incentive Plan to a consultant relating to certain acquisition activities. The stock options were granted at an exercise price of $3.75 per share, expiring in May, 2001. Using the Black-Scholes option-pricing model, the options were valued at $109,000; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus.

         The financial condition of Pegasus at March 31, 1998 and its results of operations for the period March 23, 1998 to March 31, 1998 are included in the consolidated financial statements of the Company but are not material.

NOTE 6.  PROMISSORY NOTE

         In January 1998, the Company converted $170,000 of current accounts payables at December 31, 1997 related to general corporate legal services into a promissory note. Interest accrues at six percent per annum with quarterly interest payments beginning on March 31, 1998 and quarterly principal payments beginning on March 31, 1999. Any unpaid principal and interest is due on December 31, 2001.

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion to follow is based on forward-looking statements that include risks and uncertainties, and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of the Company's Form 10-K for the year ended December 31, 1997. Actual results may differ materially from those anticipated in the forward-looking information.

         Excluding a joint venture fee of $1 million in 1996, to date the Company has not generated any other material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of K-Fuel. All revenues other than the joint venture fee in 1996 have been derived from ancillary sources not directly related to the Company's efforts to commercialize the K-Fuel Technology. The KFP Facility is the only commercial-scale K-Fuel production facility constructed to date. Until the Company successfully negotiates additional third-party licensing and royalty agreements, independently constructs and operates additional commercial-scale K-Fuel production facilities, or successfully enters into other lines of environmental
and/or energy technology businesses, net operating losses will continue.   The
royalties and profit interests to be derived from the Company's 5 percent ownership interest in the KFP Facility will not be sufficient to meet all of the operating and debt service needs of the Company based on current and future anticipated operating plans and budgets. Until such time as the Company has in place sufficient additional commercial-scale K-Fuel production facilities (either owned independently or through joint venture entities similar to the KFP Facility) or has successfully entered into other lines of environmental and/or energy technology businesses to generate positive cash flow from operations, the Company will be dependent on additional debt and/or equity financing. The Company has recently made investments in environmental and energy technologies not directly related to the K-Fuel Technology that may provide a more rapid economic return than the K-Fuel Technology. There are no assurances that any of these investments will produce an acceptable economic return, if at all.

         The Company expects that most or all of its financing needs in 1998 with respect to day-to-day operations and debt service requirements will be satisfied by the net proceeds raised in the $17.0 million unsecured convertible debenture offering (the "Debenture Offering") completed in July 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

         Contract revenues increased in the 1998 period primarily as a result of continued technical subcontract work the Company is performing for KFP in relation to the start-up activities of the KFP Facility. The Company will perform additional subcontract work for KFP through the second quarter of 1998.

         Interest income increased in the 1998 period as a result of overall higher cash balances resulting from the proceeds of the Debenture Offering.

         The increase in marketing, general and administrative expenses in the 1998 period is primarily attributable to professional fees related to the Company's due diligence in other environmental and energy technologies with particular emphasis on the activated carbon program, and the Company's acquisition of Pegasus in March 1998. This increase was partially offset by the costs savings from the Company implementing a personnel reduction program in which the total number of employees were reduced from 17 in 1997 to 12 for the same period in 1998 (reduction of 3 executive positions and 2 administrative positions).

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


          Research and development expenses decreased in the 1998 period primarily as a result of the consulting fees that were paid in 1997 only to the late Edward Koppelman, the inventor of the K-Fuel process, who passed away in October 1997.

          Demonstration plant and laboratory expenses decreased in the 1998 period primarily as a result of temporary cost sharing arrangements made with the KFP Facility which were not in place until the fourth quarter of 1997.

          Equity in loss of unconsolidated affiliates decreased in the 1998 period primarily as a result of development costs for a proposed Indonesian K-Fuel facility incurred only in 1997 by K-Fuel, LLC.

          Depreciation and amortization expense increased in the 1998 period due to the amortization of debenture offering costs which did not begin until August 1997.

          Interest expense increased in the 1998 period primarily as a result of the Debenture Offering completed in July, 1997 which has resulted in monthly interest of $85,000 beginning in August 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The current near-term (to year-end 1998) funding sources available to the Company are (1) cash on hand, which as of May 13, 1998 was approximately $9.96 million; (2) certain technical subcontract revenues to be performed for KFP; (3) cost reimbursements from K-Fuel, LLC, relating to a collective research and development program conducted by the Company in conjunction with Kennecott Alternative Fuels, Inc., the Company's joint venture partner in K-Fuel, LLC; and
(4) operating cash flows from the operations of Pegasus (although material cash flows attributable to Pegasus are not expected to materialize before the third or fourth quarter of 1998).

          The Company expects no additional stock purchases by TCK in 1998 or 1999. Under the terms of the Stock Purchase Agreement, the next possible investment by TCK is not until a period of time beginning in January 2000 and expiring in July 2001. There are no assurances that TCK will make any investments in the Company at that time. Additionally, the Stock Purchase Agreement prohibits the Company from issuing shares of Common Stock to other investors unless at least 90 percent of the proceeds from such stock issuances are used to invest in K-Fuel production facilities. Furthermore, in the event of any stock issuances by the Company, TCK's Warrant "A" may be subject to certain adjustments that increase the number of shares available to TCK under Warrant "A".

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

         Should the Company be required to seek any additional debt or equity financing, the ability of the Company to do so may be affected by an existing agreement with TCK and by the terms of the Convertible Debentures. With respect to TCK, the Company must obtain TCK's consent to sell any Common Stock or to incur any indebtedness other than indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. With respect to the Convertible Debentures, the Company may only incur unsecured indebtedness of up to $8.0 million (of which approximately $1.5 million was outstanding as of May 13, 1998) and indebtedness secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

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

                                    KFX INC.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

         Exhibit 27.  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarterly period ended March 31, 1998.

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KFX Inc.


                                           /s/ Jeffrey A. Hansen
                                          ----------------------------
                                          Jeffrey A. Hansen
                                          Chief Financial Officer


                                          Date: May 13, 1998