Form 10-Q
period 1998-06-30
KFX INC
filed 1998-08-14
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
--------------------------------------------------------------------------------
                                   FORM 10-Q
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

Yes [X]        No [_]

On August 13, 1998 there were 23,931,040 shares of the Registrant's common stock outstanding.

                                   KFX INC.

                          FORM 10-Q QUARTERLY REPORT
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


                                                                                             PAGE NO.
                                                                                             --------

Part I. Financial Information

Item 1. Consolidated Financial Statements
     Consolidated Balance Sheets - June 30, 1998 (Unaudited) and December 31, 1997............     3
     Consolidated Statements of Operations - Three Months Ended
        June 30, 1998 and 1997 (Unaudited)....................................................     4
     Consolidated Statements of Operations - Six Months Ended
        June 30, 1998 and 1997 (Unaudited)....................................................     5
     Consolidated Statements of Cash Flows - Six Months Ended
        June 30, 1998 and 1997 (Unaudited)....................................................   6,7
     Notes to Consolidated Financial Statements (Unaudited)...................................     8

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................................    11

Part II. Other Information....................................................................    15

Signatures....................................................................................    16

                                   KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               1998            DECEMBER 31,
                                                                            (Unaudited)            1997
                                                                            -------------------------------
                                  ASSETS
                                  ------
Current:
  Cash and cash equivalents............................................      $  9,475,029      $ 14,078,773
  Accounts receivable..................................................           439,358           220,729
  Accounts receivable from unconsolidated affiliates...................           573,389                 -
  Accrued interest income..............................................            31,290            52,000
  Prepaid expenses.....................................................           191,060           109,696
       Supplies inventory..............................................           148,995                 -
                                                                             ------------      ------------
     Total current assets..............................................        10,859,121        14,461,198
                                                                             ------------      ------------
Property, plant and equipment, net of accumulated depreciation.........         4,092,506         4,458,305
Patents, net of accumulated amortization...............................         2,931,217         3,087,853
Investment in KFX Fuel Partners, L.P...................................         3,647,281         3,787,138
Investment in K-Fuel, LLC..............................................           168,601           224,016
Investment in Charco Redondo, LLC......................................           540,000                 -
Goodwill, net of accumulated amortization..............................         2,315,843                 -
Debt issue costs, net of accumulated amortization......................         1,984,565         2,230,565
Prepaid royalty........................................................           500,000           500,000
Other assets...........................................................           256,520           308,631
                                                                             ------------      ------------
                                                                             $ 27,295,654      $ 29,057,706
                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------
Current:
  Accounts payable.....................................................      $    286,078      $    363,881
  Accrued expenses.....................................................           107,665           190,001
  Deferred revenue.....................................................           260,000                 -
  Due to related parties...............................................           526,573           557,522
  Interest payable.....................................................           469,685           504,421
  Current maturities of long-term debt.................................           980,000           280,000
                                                                             ------------      ------------
     Total current liabilities.........................................         2,630,001         1,895,825
                                                                             ------------      ------------
Long-term debt, less current maturities................................           610,000           500,000
Convertible debentures.................................................        17,000,000        17,000,000
Mine reclamation liability.............................................         1,166,000         1,166,000
                                                                             ------------      ------------
     Total liabilities.................................................        21,406,001        20,561,825
                                                                             ------------      ------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized;
     None issued.......................................................                 -                 -
  Common stock, $.001 par value, 80,000,000 shares authorized;
     23,931,040 and 23,926,040 shares issued and outstanding...........            23,931            23,926
  Additional paid-in capital...........................................        48,227,338        47,758,843
  Accumulated deficit..................................................       (42,361,617)      (39,286,888)
                                                                             ------------      ------------
     Total stockholders' equity........................................         5,889,653         8,495,881
                                                                             ------------      ------------
                                                                             $ 27,295,654      $ 29,057,706
                                                                             ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            UNAUDITED
                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                    1998                   1997
                                                                                ------------------------------------

Software licenses and services.........................................         $   395,859              $         -
Contract revenue.......................................................             290,043                  190,862
Interest and other income..............................................             203,968                   24,122
                                                                                -----------              -----------
  Total revenue and other income.......................................             889,870                  214,984
                                                                                -----------              -----------

Cost of software licenses and services.................................             404,513                        -
Marketing, general and administrative expenses.........................             737,010                  635,788
Research and development...............................................              54,500                  109,945
Demonstration plant and laboratory operations..........................             178,676                  213,601
Equity in loss of unconsolidated affiliates............................             107,144                   48,839
Depreciation and amortization..........................................             695,073                  441,059
Interest expense.......................................................             291,282                   32,511
                                                                                -----------              -----------
  Total costs and expenses.............................................           2,468,198                1,481,743
                                                                                -----------              -----------

Net loss...............................................................         $(1,578,328)             $(1,266,759)
                                                                                ===========              ===========

Basic and diluted net loss per common share............................         $      (.07)             $      (.05)
                                                                                ===========              ===========

Weighted average shares outstanding....................................          23,928,000               23,926,000
                                                                                ===========              ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          UNAUDITED
                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    1998                  1997
                                                                               ------------------------------------
Software licenses and services.........................................         $   395,859            $         -
Contract revenue.......................................................             534,738                408,756
Interest and other income..............................................             358,739                 84,862
                                                                                -----------            -----------
  Total revenue and other income.......................................           1,289,336                493,618
                                                                                -----------            -----------

Costs of software licenses and services................................             404,513                      -
Marketing, general and administrative expenses.........................           1,516,380              1,320,485
Research and development...............................................             103,638                236,958
Demonstration plant and laboratory operations..........................             331,035                390,245
Equity in loss of unconsolidated affiliates............................             124,762                103,691
Depreciation and amortization..........................................           1,308,397                884,799
Interest expense.......................................................             575,340                 66,171
                                                                                -----------            -----------
  Total costs and expenses.............................................           4,364,065              3,002,349
                                                                                -----------            -----------

Net loss...............................................................         $(3,074,729)           $(2,508,731)
                                                                                ===========            ===========

Basic and diluted net loss per common share............................               $(.13)                 $(.11)
                                                                                ===========            ===========

Weighted average shares outstanding....................................          23,927,000             23,712,000
                                                                                ===========            ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        UNAUDITED
                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 1998                1997
                                                                              -------------------------------
OPERATING ACTIVITIES:
     Net loss..........................................................       $(3,074,729)        $(2,508,731)
     Adjustments to reconcile net loss to cash
        Used in operating activities:
          Depreciation and amortization................................         1,308,397             884,799
          Common stock and warrants issued for services................           214,750                   -
            Equity in loss of unconsolidated affiliates................           124,762             103,692
            Other income...............................................           (39,310)                  -
     Changes in operating assets and liabilities, net of assets and liabilities
          acquired:
          Accounts receivable..........................................          (451,550)            (74,031)
          Accrued interest income......................................            20,710                   -
          Supplies inventory...........................................          (148,995)                  -
          Accounts payable.............................................            31,029            (227,200)
          Accrued expenses.............................................           (85,836)            (38,843)
          Due to related parties.......................................             8,361             (68,256)
          Interest payable.............................................           (38,184)            (56,117)
          Deferred revenue.............................................           260,000                   -
          Prepaids expenses and other..................................          (127,398)                450
                                                                              -----------         -----------
Cash used in operating activities......................................        (1,997,993)         (1,984,237)
                                                                              -----------         -----------

INVESTING ACTIVITIES:
     Purchases of equipment............................................          (133,270)            (50,795)
     Pending patent applications.......................................          (160,764)            (18,194)
     Investments in KFX Fuel Partners, L.P.............................          (189,683)           (256,006)
     Investments in K-Fuel, LLC........................................            (9,690)           (200,971)
     Investments in Charco Redondo, LLC................................          (537,000)                  -
     Purchase of controlling interest in Pegasus Technologies, LLC,                                         -
      net of                                                                   (1,610,657)
           cash acquired...............................................
    Other..............................................................            (4,687)            (30,532)
                                                                              -----------         -----------
Cash used in investing activities......................................        (2,645,751)           (556,498)
                                                                              -----------         -----------

FINANCING ACTIVITIES:
     Debt placement costs..............................................                 -             (29,239)
     Proceeds from sale of common stock................................                 -           2,500,000
     Proceeds from issuance of notes payable...........................            50,000
     Payments on notes payable.........................................           (10,000)           (198,000)
                                                                              -----------         -----------
Cash used in financing activities......................................            40,000           2,272,761
                                                                              -----------         -----------

Increase (decrease) in cash and cash equivalents.......................        (4,603,744)           (267,974)
Cash and cash equivalents, beginning of period.........................        14,078,773           1,403,625
                                                                              -----------         -----------
Cash and cash equivalents, end of period...............................       $ 9,475,029         $ 1,135,651
                                                                              ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest............................................       $    99,708         $   121,848
                                                                              ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Six Months Ended June 30, 1998
------------------------------

          In January 1998, the Company reclassed $28,956 of other assets at December 31, 1997 relating to the Charco Redondo, LLC investment to Investment in Charco Redondo, LLC ($3,000) and accounts receivable ($25,956) . See Note 4.

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

          In April 1998, the company reclassed $269,883 from its investments in KFx Fuel Partners, L.P. ("KFP") to accounts receivable from affiliates for certain prior year capitalized contract services which were reimbursed by KFP in July 1998. See Note 3.


Six months Ended June 30, 1997
-------------------------------

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

          The consolidated financial statements at June 30, 1998, and for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made. Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1997 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

          Net loss per common share for the six months ended June, 1998 and 1997 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

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

     In connection with the commencement of operations of the KFP Facility in April 1998, the company reclassed $269,883 to accounts receivable from affiliates for certain prior year capitalized contract services which were reimbursed by KFP in July 1998.

NOTE 4.  CHARCO REDONDO, LLC

     In December 1997, the Company purchased a 12.6 percent interest in Charco Redondo, LLC, a Texas limited liability company ("Charco") in consideration for its commitment to contribute $540,000 to Charco as working capital. Funding under this commitment began in January 1998 and at June 30, 1998, the Company has contributed $540,000 to Charco of which $3,000 was in other assets at December 31, 1997. In addition, the Company paid $25,956 in certain legal costs related to the formation of Charco, which were included in the Investment in Charco at December 31, 1997. In June 1998, the Company reclassed these legal expenses to accounts receivable since they are to be reimbursed by Charco.

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  (CONTINUED)


NOTE 5.  PEGASUS TECHNOLOGIES, LLC

     On March 23, 1998, the Company acquired a 60 percent interest in Pegasus Technologies, LLC ("Pegasus"), an Ohio limited liability company that sells a computer software product that enhances combustion optimization in coal-fired electric utility power plants. The acquisition consisted of a cash payment of $1,100,000, $600,000 in four-year promissory notes, the issuance of 75,000 non-qualified stock options under the Company's 1996 Stock Option and Incentive Plan and the agreement to provide an immediate capital contribution of $500,000. The terms of the promissory notes include annual principal payments of $150,000 each anniversary date of the notes until fully paid in March 2002, and interest at
5.0 percent per annum. The stock options were granted at an exercise price of $3.75 per share, vesting 20 percent each one-year anniversary from the date of grant, and expiring in March, 2005. Using the Black-Scholes option-pricing model, the stock options were valued at $144,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

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

     The financial condition of Pegasus at June 30, 1998 and its results of operations for the period March 23, 1998 to June 30, 1998 are included in the consolidated financial statements of the Company. The proforma impact as if the acquisition of Pegasus had been as of January 1, 1997 is not material.

NOTE 6.  PROMISSORY NOTE

     In January 1998, the Company converted $170,000 of current accounts payables at December 31, 1997 related to general corporate legal services into a promissory note. Interest accrues at six percent per annum with quarterly principal and interest payments beginning on March 31, 1999. Any unpaid principal and interest is due on December 31, 2001.

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

     Excluding a joint venture fee of $1 million in 1996, to date the Company has not generated any other material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of K-Fuel. All revenues other than the joint venture fee in 1996 or revenues of subsidiaries acquired in 1998 have been derived from ancillary sources or products not directly related to the Company's efforts to commercialize the K-Fuel Technology. The KFP Facility is the only commercial-scale K-Fuel production facility constructed to date. Until the Company successfully negotiates additional third-party licensing and royalty agreements, independently constructs and operates additional commercial-scale K-Fuel production facilities, or successfully enters into other lines of environmental and/or energy technology businesses, net operating losses attributable to the Company's clean fuel lines of business will continue. The royalties and profit interests to be derived from the Company's 5 percent ownership interest in the KFP Facility will not be sufficient to meet all of the operating and debt service needs of the Company based on current and future anticipated operating plans and budgets and current results of operations. Until such time as the Company has in place sufficient additional commercial-scale K-Fuel production facilities (either owned independently or through joint venture entities similar to the KFP Facility) or has successfully entered into other lines of environmental and/or energy technology businesses to generate positive cash flow from operations, the Company will be dependent on additional debt and/or equity financing.

     The Company has recently made investments in environmental and energy technologies not directly related to the K-Fuel Technology that may provide a more rapid economic return than the K-Fuel Technology. The Company's majority-owned subsidiary Pegasus Technologies (acquired on March 23, 1998) is contributing revenues significant to the Company's results of operations but is not yet profitable. Pegasus is striving to increase implementation efficiencies to reduce costs and increase revenues through increased marketing efforts to become profitable. It is not known when the operations of Pegasus will turn profitable. Additionally, the Company's investment in the Charco Redondo crude oil recovery project is at this stage a pilot phase only and is not expected to contribute significant operating cash flows in the near term. The Company is also investigating making investments in various activated carbon lines of business, but to date has not committed to any such investments. There are no assurances that any of these investments will produce an acceptable economic return, if at all.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

     The increase in software licenses and services revenue is attributable to the acquisition of Pegasus on March 23, 1998.

     Contract revenues increased in the 1998 period primarily as a result of continued technical subcontract work the Company is performing for KFP in relation to the start-up activities of the KFP Facility. The Company will perform additional subcontract work for KFP through the third quarter of 1998.

     Interest income increased in the 1998 period as a result of overall higher cash balances resulting from the proceeds of the July 1997 debenture offering (net proceeds of approximately $15 million).

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The increase in software licenses and services costs is attributable to the acquisition of Pegasus on March 23, 1998.

     The increase in marketing, general and administrative expenses in the 1998 period is primarily attributed to the consolidation of operations of Pegasus, and increased travel expenses for the period related to K-Fuel and activated carbon project development activities. This increase was partially offset by the costs savings from the Company implementing a personnel reduction program in which the total number of employees were reduced from 17 in 1997 to 12 for the same period in 1998 (reduction of 3 executive positions and 2 administrative positions).

     Research and development expenses decreased in the 1998 period primarily as a result of the cost savings on consulting fees that were paid in 1997 only to the late Edward Koppelman, the inventor of the K-Fuel process, who passed away in October 1997.

     Demonstration plant and laboratory expenses decreased in the 1998 period primarily as a result of temporary cost sharing arrangements made with the KFP Facility which were not in place until the fourth quarter of 1997.

     Equity in loss of unconsolidated affiliates increased in the 1998 period primarily as a result of increased marketing and project development costs incurred by K-Fuel, LLC and the start of commercial operations of KFP on April 1, 1998, which to date has operated at a loss.

     Depreciation and amortization expense increased in the 1998 period due to the amortization of debenture offering costs which did not begin until August 1997, the goodwill amortization resulting from the Pegasus acquisition (beginning in April 1998), and the goodwill amortization resulting from the revaluation of the Company's investment in KFP, which did not begin until April 1998.

     Interest expense increased in the 1998 period primarily as a result of the debenture offering completed in July, 1997 which has resulted in monthly interest of $85,000 beginning in August 1997.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

     The increase in software licenses and services, contract revenue and interest and other income are for similar reasons as discussed above for the three months ended June 30, 1998 vs. June 30, 1997.

     The increases in marketing, general and administrative expenses, equity in loss of unconsolidated affiliates, depreciation and amortization expense, and interest expense are for similar reasons as discussed above for the three months ended June 30, 1998 vs. June 30, 1997.

     The decreases in research and development expenses and demonstration plant and laboratory expenses are for similar reasons as discussed above for the three months ended June 30, 1998 vs. June 30, 1997.

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     The current near-term (to year-end 1998) funding sources available to the Company are (1) cash on hand, which as of August 12, 1998 was approximately $8.6 million; (2) certain technical subcontract revenues to be performed for KFP; (3) cost reimbursements from K-Fuel, LLC, relating to a collective research and development program conducted by the Company in conjunction with Kennecott Alternative Fuels, Inc., the Company's joint venture partner in K-Fuel, LLC; and
(4) operating cash flows from the operations of Pegasus (although material cash flows attributable to Pegasus are not expected to materialize until 1999 or later).

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

     The Company may be required to seek additional debt and / or equity financing as early as the first or second quarter of 2001 for general operating purposes. However, if capital investments are made in this time period, the need to seek additional debt and / or equity financing may be accelerated. Among the factors that may reduce or eliminate the need for additional financing in this time period are: (1) license fees from proposed K-Fuel projects in Indonesia and Turkey; and (2) cash flow distributions from the Company's 60 percent ownership of Pegasus.

     The Company expects no material net operating revenues from its ownership interest in KFP in the foreseeable future. Additionally, the Company's net production royalties (after fulfilling related royalty obligations) once the KFP Facility reaches full production is projected to be less than $200,000 per year. The Section 29 tax credit for the KFP production of K-Fuel at full capacity could result in an opportunity to sell the Company's interest to TCK or other third parties; the Company intends to try to retain its production royalty following any such sale. The value, amount or possibility of any such sale will not be determinable until KFP reaches its full productive capacity, currently expected to be in 1999.

     Should the Company be required to seek any additional debt or equity financing, the ability of the Company to do so may be affected by an existing agreement with TCK and by the terms of the Convertible Debentures. With respect to TCK, the Company must obtain TCK's consent to sell any Common Stock or to incur any indebtedness other than indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. With respect to the Convertible Debentures, the Company may only incur unsecured indebtedness of up to $8.0 million (of which approximately $1.6 million was outstanding as of August 12, 1998 and indebtedness secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

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

                                    KFX INC.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of the Company was held on June 18, 1998 for the purposes of (i) electing one director to the Board of Directors; and (ii) ratifying the selection of Price Waterhouse Coopers LLP as the Company's independent accountants for the year ended December 31, 1998.

     The following votes were cast by shareholders with respect to the election of directors named in the Company's proxy statement for the Annual Meeting:

                           SHARES VOTED FOR          SHARES VOTED AGAINST          SHARES ABSTAINED
                           ----------------          --------------------          ----------------
Mr. Brian D. Holt             21,074,540                       1,000                      57,660

     The following votes were cast by shareholders with respect to the selection of Price Waterhouse Coopers LLP as the Company's independent accountants for the year ended December 31, 1998:

                           SHARES VOTED FOR          SHARES VOTED AGAINST          SHARES ABSTAINED
                           ----------------          --------------------          ----------------

Price Waterhouse              21,095,410                      15,090                      22,700
 Coopers, LLP

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

          Exhibit 27.  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed
during the quarterly period ended June 30, 1998.

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


                                          Date: August 13, 1998