Form 10-Q
period 1998-09-30
KFX INC
filed 1998-11-16
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
================================================================================
                                   FORM 10-Q
(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

          [-]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
================================================================================

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

Yes [X]        No [_]

On November 9, 1998 there were 23,931,040 shares of the Registrant's common stock outstanding.

                                    KFX INC.

                           FORM 10-Q QUARTERLY REPORT
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS




                                                                                                    PAGE NO.
                                                                                                    --------
Part I.  Financial Information

Item 1.  Consolidated Financial Statements
  Consolidated Balance Sheets  September 30, 1998 (Unaudited) and December 31, 1997.........            3
  Consolidated Statements of Operations  Three Months Ended
     September 30, 1998 and 1997 (Unaudited)................................................            4
  Consolidated Statements of Operations  Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)................................................            5
  Consolidated Statements of Cash Flows  Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)................................................            6
  Notes to Consolidated Financial Statements (Unaudited)....................................            8

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................................................           11

Part II.  Other Information.................................................................           17

Signatures..................................................................................           18

                                    KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              Sept 30,
                                                                                1998             DECEMBER 31,
                                ASSETS                                       (Unaudited)             1997
                                ------                                   --------------------------------------
Current:
  Cash and cash equivalents............................................        $  7,326,256        $ 14,078,773
  Accounts receivable..................................................             478,771             220,729
  Accounts receivable from unconsolidated affiliates...................             453,599                   -
  Unbilled revenue.....................................................             181,000                   -
  Accrued interest income..............................................              22,400              52,000
  Prepaid expenses.....................................................              46,452             109,696
  Supplies inventory...................................................             704,877                   -
                                                                               ------------        ------------
     Total current assets..............................................           9,213,355          14,461,198
                                                                               ------------        ------------
Property, plant and equipment, net of accumulated depreciation.........           3,735,836           4,458,305
Patents, net of accumulated amortization...............................           2,801,992           3,087,853
Investment in KFX Fuel Partners, L.P...................................           3,471,682           3,787,138
Investment in K-Fuel, LLC..............................................             135,517             224,016
Investment in Charco Redondo, LLC......................................             575,066                   -
Goodwill, net of accumulated amortization..............................           2,191,581                   -
Debt issue costs, net of accumulated amortization......................           1,861,565           2,230,565
Prepaid royalty........................................................             500,000             500,000
Other assets...........................................................             219,280             308,631
                                                                               ------------        ------------
                                                                               $ 24,705,874        $ 29,057,706
                                                                               ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current:
  Accounts payable.....................................................        $    433,369        $    363,881
  Accrued expenses.....................................................             103,119             190,001
  Deferred revenue.....................................................              71,000                   -
  Due to related parties...............................................             521,596             557,522
  Interest payable.....................................................             245,449             504,421
  Current maturities of long-term debt.................................             990,000             280,000
                                                                               ------------        ------------
     Total current liabilities.........................................           2,364,533           1,895,825
                                                                               ------------        ------------
Long-term debt, less current maturities................................             610,000             500,000
Convertible debentures.................................................          17,000,000          17,000,000
Mine reclamation liability.............................................                   -           1,166,000
                                                                               ------------        ------------
     Total liabilities.................................................          19,974,533          20,561,825
                                                                               ------------        ------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized;
     None issued.......................................................                   -                   -
  Common stock, $.001 par value, 80,000,000 shares authorized;
     23,931,040 and 23,926,040 shares issued and outstanding...........              23,931              23,926
  Additional paid-in capital...........................................          48,227,338          47,758,843
  Accumulated deficit..................................................         (43,519,928)        (39,286,888)
                                                                               ------------        ------------
     Total stockholders' equity........................................           4,731,341           8,495,881
                                                                               ------------        ------------
                                                                               $ 24,705,874        $ 29,057,706
                                                                               ============        ============




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Unaudited
                                                                                 Three Months Ended Sept. 30,
                                                                                 1998                   1997
                                                                       ---------------------------------------------

Software licenses and services.........................................         $   510,428              $         -
Contract revenue.......................................................             246,353                  450,341
Interest and other income..............................................             119,940                  334,372
Gain on sale of mine...................................................             700,500                        -
                                                                                -----------              -----------
  Total revenue and other income.......................................           1,577,221                  784,713
                                                                                -----------              -----------

Cost of software licenses and services.................................             185,933                        -
Marketing, general and administrative expenses (including $393,118
 related to software revenues).........................................           1,037,690                  756,926
Research and development...............................................             118,822                  184,529
Demonstration plant and laboratory operations..........................             172,541                  196,656
Equity in loss of unconsolidated affiliates............................             208,684                  145,305
Depreciation and amortization (including $143,922 related to software
 revenues).............................................................             719,658                  523,331
Interest expense.......................................................             292,204                  201,350
                                                                                -----------              -----------
  Total costs and expenses.............................................           2,735,532                2,008,097
                                                                                -----------              -----------

Net loss...............................................................         $(1,158,311)             $(1,223,384)
                                                                                ===========              ===========

Basic and diluted net loss per common share............................               $(.05)                   $(.05)
                                                                                ===========              ===========

Weighted average shares outstanding....................................          23,931,000               23,926,000
                                                                                ===========              ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Unaudited
                                                                                Nine Months Ended Sept. 30,
                                                                                1998                   1997
                                                                       -------------------------------------------

Software licenses and services.........................................         $   906,287            $         -
Contract revenue.......................................................             781,091                859,097
Interest and other income..............................................             478,679                419,235
Gain on sale of mine...................................................             700,500                      -
                                                                                -----------            -----------
  Total revenue and other income.......................................           2,866,557              1,278,332
                                                                                -----------            -----------

Costs of software licenses and services................................             590,446                      -
Marketing, general and administrative expenses (including $640,856
 related to software revenues).........................................           2,554,070              2,077,412
Research and development...............................................             222,460                421,487
Demonstration plant and laboratory operations..........................             503,576                586,901
Equity in loss of unconsolidated affiliates............................             333,446                248,996
Depreciation and amortization  (including $276,182 related to software
 revenues).............................................................           2,028,055              1,408,129
Interest expense.......................................................             867,544                267,521
                                                                                -----------            -----------
  Total costs and expenses.............................................           7,099,597              5,010,446
                                                                                -----------            -----------

Net loss...............................................................         $(4,233,040)           $(3,732,114)
                                                                                ===========            ===========

Basic and diluted net loss per common share............................               $(.18)                 $(.16)
                                                                                ===========            ===========

Weighted average shares outstanding....................................          23,928,000             23,784,000
                                                                                ===========            ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Unaudited
                                                                               Nine Months Ended Sept. 30,
                                                                               1998                   1997
                                                                       --------------------------------------
Operating Activities:
     Net loss..........................................................       $(4,233,040)        $(3,732,114)
     Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization................................         2,028,055           1,408,129
          Write-off of project development costs.......................                 -             163,445
          Common stock and warrants issued for services................           214,750                   -
          Equity in loss of unconsolidated affiliates..................           333,446             248,996
          Gain on sale of mine.........................................          (700,500)                  -
          Other, net...................................................           (11,150)           (103,678)
     Changes in operating assets and liabilities, net of assets and liabilities acquired:
          Accounts receivable, including unconsolidated affiliates.....          (371,172)            (87,686)
          Accrued interest income......................................            29,600             (24,000)
          Supplies inventory...........................................          (704,877)                  -
          Accounts payable, accrued expenses and due to related parties            64,401            (178,277)
          Interest payable.............................................          (258,972)            138,323
          Unbilled revenue and deferred revenue, net...................          (110,000)                  -
          Other, net...................................................            12,000                 451
                                                                              -----------         -----------
Cash used in operating activities......................................        (3,707,459)         (2,166,411)
                                                                              -----------         -----------

Investing Activities:
     Purchases of equipment............................................          (517,956)            (16,175)
     Pending patent applications.......................................          (140,239)            (48,724)
     Investments in KFX Fuel Partners, L.P.............................          (199,340)           (581,764)
     Investments in K-Fuel, LLC........................................                 -            (325,122)
     Investments in Charco Redondo, LLC................................          (572,066)                  -
     Purchase of controlling interest in Pegasus Technologies, LLC,
      net of cash acquired.............................................        (1,610,657)                  -
     Other.............................................................           (50,000)            (33,224)
                                                                              -----------         -----------
Cash used in investing activities......................................        (3,090,258)         (1,005,009)
                                                                              -----------         -----------

Financing Activities:
     Debt placement costs..............................................                 -          (1,859,749)
     Proceeds from convertible debentures..............................                 -          17,000,000
     Proceeds from sale of common stock................................                 -           2,500,000
     Proceeds from issuance of notes payable...........................           115,000                   -
     Payments on notes payable.........................................           (69,800)           (290,000)
                                                                              -----------         -----------
Cash provided by financing activities..................................            45,200          17,350,251
                                                                              -----------         -----------

Increase (decrease) in cash and cash equivalents.......................        (6,752,517)         14,178,831
Cash and cash equivalents, beginning of period.........................        14,078,773           1,403,625
                                                                              -----------         -----------
Cash and cash equivalents, end of period...............................       $ 7,326,256         $15,582,456
                                                                              ===========         ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest............................................       $ 1,126,149         $   128,858
                                                                              ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Nine Months Ended September 30, 1998
------------------------------------


     In January 1998, the Company converted $170,000 of current accounts payable at December 31, 1997 related to general corporate legal services into a promissory note. See Note 6.

     In January 1998, the Company granted warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $3.75 per share in exchange for certain professional services. Using the Black-Scholes option-pricing model, the warrants were valued at $196,000; this amount is included in marketing, general and administrative expenses for the nine months ended September 30, 1998.

     On March 23, 1998, the Company issued $600,000 in promissory notes and granted purchase options for 75,000 shares of the Company's common stock under the Company's 1996 Stock Option and Incentive Plan in connection with the Company's acquisition of a 60 percent interest in Pegasus Technologies, LLC. Using the Black-Scholes option-pricing model, the stock options were valued at $144,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus Technologies, LLC. See Note 5.

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

     In April 1998, the Company reclassified $269,883 from its investment in KFx Fuel Partners, L.P ("KFP") to accounts receivable from affiliates for certain capitalized contract services which were reimbursed by KFP in July 1998. See
Note 3.

     In May 1998, the Company issued 5000 shares of its common stock to satisfy professional service obligations totaling $18,750.

     In September 1998, the Company sold its Fort Union Mine ("Pit #1") to KFP for assumption of all reclamation liabilities related to the mine. Pit #1 was recorded on the books on the date of sale at a value $465,500 with corresponding reclamation liabilities of $1,166,000.

 Nine months Ended September 30, 1997
-------------------------------------


     During July 1997, the Company issued a warrant to purchase 453,333 shares of common stock as part of the convertible debenture financing. Using the Black-Scholes option-pricing model, the warrant was valued at $567,000; this amount is included in the total of convertible debenture issuance costs.





  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiaries, KFX Wyoming Inc. ("KFXW") and Net Power Solutions, LLC (Net Power Solutions), and its majority-owned subsidiaries, KFX Technology Inc. ("KFXT", formerly Energy Brothers Technology, Inc.), Atlantic Partners Ltd. ("APL"), Heartland Fuels Corporation ("HFC") and Pegasus Technologies, LLC ("Pegasus"). The Company's 67 percent interest in KSA Partnership ("KSA"), its 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), its 12.6% interest in Charco Redondo, LLC ("Charco") and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

          The consolidated financial statements at September 30, 1998, and for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been made. Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1997 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

          Basic and diluted net loss per common share for the three and nine months ended September, 30 1998 and 1997 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

NOTE 2.  COMMITMENTS AND CONTINGENT LIABILITIES

          In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action was removed to the United States District Court for the District of Wyoming. The Company's lawsuit requests that the court enter a judgment that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. Because the work done by Fru-Con was for a limited partnership in which the Company's predecessor entity was not a partner, and because payment for the work performed by Fru-Con was contingent upon successful project financing which never materialized, as well as for other legal and factual reasons, the Company believes that Fru-Con has no valid rights or claims against the Company. On May 20, 1997, the District Court granted the Company's Motion for Summary Judgment on all claims. Fru-Con subsequently appealed to the 10th Circuit Court of Appeals. On September 1, 1998 the Appeals

                                    KFX INC.

Court affirmed the District Court's opinion. The Company believes that any further developments in this matter will not have a material impact on the Company's financial position or results of operations.

          On March 9, 1998, Fidelity and Deposit of Maryland, as subrogee of Walsh Construction Company, a division of Guy F. Atkinson Company, filed a construction lien against KFP (as defined below) with respect to the construction of the KFP Facility (as defined below) in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material impact on the Company's financial position or results of operation.

NOTE 3.  KFX FUEL PARTNERS, L.P.

In August 1995, the Company and Thermo Ecotek Corporation ("TCK"), acting through wholly-owned subsidiaries KFXW and Eco Fuels, Inc. (100 percent owned by TCK), formed KFP and began construction of a 500,000 TPY K-Fuel coal production facility (the "KFP Facility") near Gillette, Wyoming using the Company's Series "C" K-Fuel Technology. The Company has a 5 percent interest in KFP, with the remaining 95 percent held by TCK. TCK is the managing general partner for KFP and makes all day-to-day operating decisions.

          In connection with the commencement of operations of the KFP Facility in April 1998, the Company reclassified $269,883 to accounts receivable from affiliates for certain capitalized contract services, which were reimbursed by KFP in July 1998.


NOTE 4.  CHARCO REDONDO, LLC

          In December 1997, the Company purchased a 12.6 percent interest in Charco for $540,000. The Company has made additional investments approximating $25,000 pursuant to cash calls made by Charco through September 30, 1998.

NOTE 5.  PEGASUS TECHNOLOGIES, LLC

On March 23, 1998, the Company acquired a 60 percent interest in Pegasus, an Ohio limited liability company that develops and markets computer software products intended to optimize combustion and provide related benefits in coal-fired electric utility power plants. The purchase price totaled $2,200,000 and consisted of a cash payment of $1,100,000, $600,000 in four-year promissory notes and the agreement to provide an immediate capital contribution of $500,000. The promissory notes bear interest at 5% and require annual principal payments of $150,000 each anniversary date until fully paid in March 2002. In addition, the Company agreed to issue to certain Pegasus principals non-qualified stock options to purchase 75,000 common shares under the Company's 1996 Stock Option and Incentive Plan. The stock options were granted at an exercise price of $3.75 per share, vest 20 percent each anniversary of the date of grant, and expire in March, 2005. Using the Black-Scholes option-pricing model, the stock options were valued at $144,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

          In connection with the acquisition of Pegasus, the Company issued 100,000 fully vested non-qualified stock options under the Company's 1996 Stock Option and Incentive Plan to a consultant who provided certain acquisition services. The stock options were granted at an exercise price of $3.75 per share and expire in May, 2001. Using the Black-Scholes option-pricing model, the options were valued at $109,000; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus.

                                    KFX INC.

          The financial condition of Pegasus at September 30, 1998 and its results of operations for the period March 24, 1998 to September 30, 1998 are
included in the consolidated financial statements of the Company.   The proforma
impact as if the acquisition of Pegasus had occurred as of January 1, 1997 is not material.


NOTE 6.  PROMISSORY NOTE

          In January 1998, the Company converted $170,000 of current accounts payables at December 31, 1997 related to general corporate legal services into a promissory note. Interest accrues at six percent per annum with quarterly interest and principal payments beginning on March 31, 1999. Any unpaid principal and interest is due on December 31, 2001.

NOTE 7.  SALE OF  MINE

          In September 1998, the Company sold its Fort Union Mine ("Pit #1") to KFP for assumption of all reclamation liabilities related to the mine. Pit #1 was recorded on the books on the date of sale at a value $465,500 with corresponding reclamation liabilities of $1,166,000.

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. These statements comprehend the current intent, beliefs and expectations of the Company and its management with respect to the factors discussed below, as well as general economic and business conditions, regulatory changes, competition, market acceptance of new product offerings and other factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company does not undertake to update, revise or correct any of the forward-looking statements.

          Excluding a joint venture fee of $1 million in 1996, to date the Company has not generated any other material revenues from the licensing of the K-Fuel Technology to third party licensees or the direct manufacturing of K-Fuel. In August 1995, the Company and Thermo Ecotek Corporation ("TCK"), acting through wholly-owned subsidiaries formed KFP and began construction of a 500,000 TPY K-Fuel coal production facility (the "KFP Facility") near Gillette, Wyoming using the Company's Series "C" K-Fuel Technology. The Company has a 5 percent interest in KFP, with the remaining 95 percent held by TCK. TCK is the managing general partner for KFP and makes all day-to-day operating decisions. The KFP Facility is the only commercial-scale K-Fuel production facility constructed to date.

          Although production from the KFP Facility is substantially behind the original schedule, it appears that virtually all significant problems have been identified and corrections to the plant have been substantially completed or are
underway.   Solutions to the remaining issues of tar and fines waste streams and product dusting are being actively resolved by plant management. Plant operations are improving almost daily and good quality K-Fuel product has been produced over the last several months.

          Because the technology being developed at the KFP Facility is new, no assurance can be given that other difficulties will not arise or that these problems can be corrected and optimal and sustained performance can be achieved. The Company does not believe its share of such additional costs to bring the KFP Facility to optimal operating performance, if incurred, will be material.

          Political instability has delayed the proposed Indonesian K-Fuel project. It is expected that this project will be a high priority for Indonesia, however, since the intent is to produce product for export, which will generate hard currency for the troubled Indonesian economy. Testing and feasibility analysis on the proposed project in Turkey to produce home heating fuel for domestic use using K-Fuel technology continue to progress and are expected to be completed this month. Results to date are positive and the outlook for this project in 1999 is favorable.

          Until the Company successfully negotiates additional K-Fuel-related third-party licensing and royalty agreements, independently constructs and operates additional commercial-scale K-Fuel production facilities, or successfully enters into other lines of environmental and/or energy technology businesses, net operating losses attributable to the Company's clean fuel line of business will continue. The royalties and profit interests to be derived from the Company's 5 percent ownership interest in the KFP Facility will not be sufficient to meet all of the operating and debt service needs of the Company based on current and future anticipated operating plans and budgets and current results of operations. Until such time as the Company has in place sufficient additional commercial-scale K-Fuel production facilities (either owned

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


independently or through joint venture entities similar to the KFP Facility) or has successfully entered into other lines of environmental and/or energy technology businesses to generate positive cash flow from operations, the Company will be dependent on additional debt and/or equity financing.

      The Company has recently made investments in environmental and energy technologies not directly related to the K-Fuel Technology that may provide a more rapid economic return than the K-Fuel Technology. The Company's majority-owned subsidiary Pegasus (acquired on March 23, 1998) and the Company's wholly-owned subsidiary, Net Power Solutions, are contributing or are expected to contribute revenues significant to the Company's results of operations but these subsidiaries are not yet profitable. Pegasus and Net Power Solutions are striving to increase implementation efficiencies to reduce costs and also increase revenues through increased marketing efforts and other measures to become profitable. It is not known when the operations of Pegasus and Net Power Solutions will turn profitable.

     Pegasus' combustion optimization software, NeuSIGHT, leads the market, providing about twice the NOx reduction of competing products as well as significant heat rate improvements and other benefits. These benefits, coupled with the low NOx and SO2 content and undetectable levels of mercury and chlorine in high Btu K-Fuel, are expected to create marketing synergies for NeuSIGHT and K-Fuel. With approximately twenty systems either installed, currently being installed or on order, Pegasus provides KFx with needed revenues. Resource Data International (RDI), a Financial Times subsidiary that specializes in the
                       ---------------
electric power industry, conducted a market study for NeuSIGHT, which confirmed management's belief that existing and expected emission regulations should result in a high demand for NeuSIGHT. RDI estimates that utilities will spend about $21.8 billion over the next ten years to comply with various emission requirements. This fall at the World Energy Congress in Houston, Pegasus/ Net Power Solutions announced a pay for performance pricing alternative that will optimize their combined profitability and allow product pricing tailored to individual customer needs. To better capitalize on the opportunity presented by this market potential, particularly in view of future electric utility deregulation and the requirements of the Clean Air Act, KFx formed Net Power Solutions to aggressively market NeuSIGHT and other related products developed by Pegasus. In addition, KFx recently hired a seasoned software executive with strong credentials to lead this new KFx subsidiary.

     KFx is currently evaluating other possible acquisitions that have the potential to provide complementary benefits to our customers as well as marketing synergies to Pegasus/Net Power Solutions and KFx.

     The Company's investment in the Charco tertiary oil recovery project is a pilot phase only and is not expected to contribute significant operating cash flows in the near term. Completion of the pilot phase of Charco is not expected to require significant investments by KFx.

     The Company is also investigating making investments in various activated carbon lines of business, but to date has not committed to any such investments.

     There are no assurances that any of the businesses that the Company is attempting to develop will produce an acceptable economic return, if at all.

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues and costs associated with software licenses and services result from the March 23, 1998 acquisition of Pegasus and the formation of Net Power Solutions in August 1998.

     The decrease in contract revenues is due to a settlement with KFP regarding reimbursable expenses incurred by KFx, on behalf of KFP in 1997, which had been previously recorded to the Investment in KFP. See Note 3 of Notes to Consolidated Financial Statements.

     Interest income decreased in the third quarter comparison as a result of
lower average cash balances in 1998.   Conversely, somewhat higher 1998 average
cash balances in the nine month comparision produced correspondingly higher interest income. The convertible debenture offering that was completed on July 31, 1997 generated net cash proceeds of approximately $15.1 million

     The gain on sale of mine resulted from transferring the Pit 1 to KFP in September 1998. See Note 7 of Notes to Consolidated Financial Statements.

     Marketing, general and administrative expenses increased in 1998 due costs associated with the growing operations of Pegasus and the launch of Net Power Solutions, which costs were partially offset by savings from a 1997 personnel reduction program and various other factors. Such Pegasus/Net Power Solutions related costs approximated $393,000 and $640,000 for the three and nine months ended September 30, 1998, respectively. In addition, in September 1998 approximately $150,000 in expenses were incurred in connection with the Company's participation in a major international energy conference.

     Research and development expenses decreased in 1998 primarily as a result of the cessation after September 1997 of consulting fees to the late Edward Koppleman, the inventor of the K-Fuel process, who passed away in October 1997.

     Demonstration plant and laboratory expenses decreased in 1998 primarily as a result of cost sharing arrangements made with respect to the KFP Facility which were put in place in the fourth quarter of 1997.

     Equity in loss of unconsolidated affiliates increased in 1998 primarily as a result of the commencement of operations of the KFP Facility on April 1, 1998, which to date has operated at a loss.

     Depreciation and amortization expense increased in 1998 primarily due to goodwill amortization and depreciation resulting from the Pegasus acquisition beginning April 1998 and amortization of debt issue costs beginning August 1997. Goodwill amortization and depreciation related to Pegasus approximated $144,000 and $276,000 for the three and nine months ended September 30, 1998, respectively. Amortization of debt issue costs approximated $123,000 and $369,000 for the three and nine month periods ended September 30, 1998, respectively. Amortization of such costs for the three and nine months ended September 30, 1997 approximated $246,000.

     Interest expense increased in 1998 primarily as a result of the convertible debenture offering completed at the end of July 1997 that has increased quarterly interest expense by about $250,000 beginning in August 1997.

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

     The current near-term (to year-end 1998) funding sources available to the Company are (1) cash on hand, which as of November 9, 1998 was approximately $6.2 million; (2) certain revenues under technical subcontracts to be performed for KFP; (3) cost reimbursements from K-Fuel, LLC, relating to a collective research and development program conducted by the Company in conjunction with Kennecott Alternative Fuels, Inc., the Company's joint venture partner in K-Fuel, LLC; and (4) revenues related to the operations of Pegasus (although material net operating cash flows related to Pegasus are not expected to materialize until 1999 or later). The Company's primary financial goal for 1998 has been to improve operating cash flow to produce a break-even level in the fourth quarter of the year. Given the Company's financial results through the third quarter, the ability to achieve this objective will be largely dependent on the outcome of negotiations with one of our partners in the development of K-Fuel. We expect these negotiations to produce a significant payment to KFx yet this year and/or in 1999.

     The Company does not expect additional stock purchases by TCK in 1998 or 1999. Under the terms of the Stock Purchase Agreement, the next possible investment by TCK is not until a period of time beginning in January 2000 and expiring in July 2001. There are no assurances that TCK will make any investments in the Company at that time. Additionally, the Stock Purchase Agreement prohibits the Company from issuing shares of Common Stock to other investors unless at least 90 percent of the proceeds from such stock issuances are used to invest in K-Fuel production facilities. Furthermore, in the event of any stock issuances by the Company, TCK's Warrant "A" may be subject to certain adjustments that increase the number of shares available to TCK under Warrant "A".

     The Company does not expect material net operating revenues or net operating cash flows from its ownership interest in KFP in the foreseeable future. The Company's net production royalty (after fulfilling related royalty obligations) once the KFP Facility reaches full production is projected to be less than $150,000 per year. The potential for Section 29 tax credit for the KFP production of K-Fuel represents additional potential value but since the Company has a net operating loss carryforward, it is most likely that a structured transaction would be required to generate any significant value from the potential Section 29 tax credit. The value, amount or possibility of any such a structured transaction is not determinable at this time.

     Depending on the outcome of various uncertainties including those discussed herein, the Company may be required to seek additional debt and/or equity financing as early as mid to late 2000 for general operating purposes. If acquisitions or capital investments are made in this time period, the need to seek additional debt and/or equity financing may be accelerated.

     Should the Company be required to seek any additional debt or equity financing, the ability of the Company to do so will be affected by an existing agreement with TCK and by the terms of the Convertible Debentures. With respect to TCK, the Company must obtain TCK's consent to sell any Common Stock or to incur any indebtedness other than indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. With respect to the Convertible Debentures, the Company may only incur unsecured indebtedness of up to $8.0 million (of which not in excess of approximately $1.6 million was outstanding as of November 9,1998) and indebtedness secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

     There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with

                                    KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all.

  The Company's goals for 1999 are to:

  . Increase revenues from Net Power Solutions/Pegasus by a factor of 2-4 times over 1998. With this operation in a building mode, it is likely, however, to experience negative operating cash flows for at least the first half of 1999.

  . Improve operations and increase production, through TKC, at the KFP facility, achieve several additional commercial burns with other utilities and execute one to two license agreements. Such license agreements may be largely dependent on obtaining an extension of the Section 29 tax credit in 1999.

  . Construct an activated carbon plant at Gillette that will use a by-product from the K-Fuel plant as a high-quality, low-cost feedstock. Technical analysis has been finalized, major equipment has been purchased and management is developing a financial plan that is expected may include one or more partners.

  . Fianlize the analysis of the potential of the Charco tertiary oil recovery pilot project in which we participate. The project is progressing, but it is premature to predict the ultimate results at this time.

  . Continue to actively explore opportunities to acquire profitable operations synergistic to the Company's existing businesses that can bring up to $10- $20 million in annualized revenues to KFx. If appropriate opportunities are found, management will aggressively strive to negotiate favorable terms and close transactions, with the assistance of financial partners, as available and appropriate, consistent with our past general practice.

  As a company still in the process of developing its business lines, the nature of the opportunities KFx is pursuing and their status make it rather difficult to predict financial results with meaningful accuracy and also leads to difficulties in achieving positive and stable financial results in the short term. These issues are exacerbated by the volatile nature of the stock market. The delays in the development of K-Fuel, coupled with the recent overall weakness in the stock market, particularly for small cap companies, have negatively affected KFx's stock price. Nevertheless, the continued progress of K-Fuel, coupled with the synergies available through Pegasus and Net Power Solutions, reaffirm management's confidence in the potential to transform the opportunities that the Company is pursuing into long-term value for KFx shareholders.

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

     Based on interviews with and publications from those vendors supplying the Company's current business information systems, management believes those systems to be date compliant such that they will not pose a significant risk to the Company's future business operations. In addition, an analysis of certain of the Company's office and related systems was completed by a third party consultant was completed in 1998. Recommended remediation steps were completed at a nominal cost. Future version upgrades to these systems and/or new acquisitions will be subjected to Year 2000 date compliance as selection, acceptance, and installation criteria.

     During 1998, the Company has begun an assessment of the impact that the Year 2000 issue may have on other systems that support the Company's operation, These other systems include, but are not limited to, supplier systems, shipper systems, environmental control systems, manufacturing equipment, building security systems, etc. To date this assessment does not indicate any significant risk to the Company's future business operation. The Company will continue this assessment and evaluate appropriate courses of corrective action if any are needed outside of routine maintenance or currently planned projects.

     The Company has made an initial assessment of the Year 2000 issue and related potential effects on the Company's operations, and has determined that it will not have a material effect on its financial position or results of operations. The Company will, however, continue to monitor this issue and take additional steps as may be prudent to minimize the potential adverse impact of this issue.

                                    KFX INC.

                           PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     The information contained in Note 2 of the Notes to Consolidated Financial Statements is hereby incorporated by reference.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During 1998 the following securities have been issued pursuant to the exemption in Section 4.2 of the Securities Act of 1933, as amended:

Date    Security Sold                             Consideration Received                   Class of
------  -------------                             ----------------------                   --------
                                                                                           Persons
                                                                                           -------
  1/98  Warrants to purchase 200,000  common      Professional services                     Consultant
        shares at $3.75 per share
  1/98  Reprice options to purchase 90,000        Professional services                     Consultant
        common shares from $8 to $6 per share
  3/98  Options to purchase 75,000  common        Issued in connection with acquisition     Principals
        shares  at $3.75 per share                of Pegasus, see Note 5 of Notes to
                                                  Consolidated Financial Statements
  5/98  Options to purchase 100,000  common       Professional services in  connection      Consultants
        shares  at $3.75 per share                with acquisition of Pegasus, see Note 5
                                                  of Notes to Consolidated Financial
                                                  Statements
  5/98  5000 common shares at $3.75 per share     Professional services                     Consultant
  8/98  Reprice options to purchase 55,000        Professional services                     Consultant
        common shares from $4 to $3.75 per
        share and extend term 3 years to 2001
  8/98  Extend term of options to purchase        Professional services                     Consultant
        75,000 common shares 3 years to 2001                                                and Director

ITEM 5  OTHER INFORMATION

Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposed of Rules 14a-4 and 14a-5 if notice thereof is received by the Company after March 16, 1999.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     27  Financial Data Schedule

(B)  REPORTS ON FORM 8-K
     The Company filed no reports on Form 8-K during the three-month period ended September 30, 1998.

                                    KFX INC.

                           PART II  OTHER INFORMATION






                                   SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KFX INC.


                                        /s/ Seth L. Patterson
                                        ----------------------
                                        Seth L. Patterson
                                        Chief Financial Officer


                                        Date: November 16, 1998