Form 10-K
period 1998-12-31
KFX INC
filed 1999-03-31
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------
                                   FORM 10-K
(Mark One)

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

As of March 26, 1999, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $17,059,000. At March 26, 1999, 23,951,740 shares of common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 1999 are incorporated by reference into Part III.

                                   KFX INC.

                            FORM 10-K ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------

                                                PART I
Item 1.     Business........................................................................          1
Item 2.     Properties......................................................................         14
Item 3.     Legal Proceedings...............................................................         14
Item 4.     Submission of Matters to a Vote of Security Holders.............................         15

                                                PART II

Item 5.     Market for Common Stock and Related Stockholder Matters.........................         16
Item 6.     Selected Financial Data.........................................................         17
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................         18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......................         24
Item 8.     Financial Statements and Supplemental Data......................................         24
Item 9.     Changes in and Disagreements with Accountants on Accounting
            And Financial Disclosures.......................................................         24

                                                PART III

Item 10.    Directors and Executive Officers................................................         25
Item 11.    Executive Compensation..........................................................         25
Item 12.    Security Ownership of Certain Beneficial Owners and Management..................         25
Item 13.    Certain Relationships and Related Transactions..................................         25

                                                PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................         26



            SIGNATURES......................................................................         29

                                    PART I

ITEM 1.   BUSINESS

OVERVIEW

     KFx Inc. (the "Company" or "KFx"), a Delaware corporation formed in 1988, is engaged in developing and delivering various technology and service solutions to the electric power generation industry to facilitate the industry's compliance with air emission standards and transformation to intensive competition as the domestic power industry undergoes deregulation. The Company currently considers its business to be in one industry segment since its existing products and services serve the same end industry and provide similar benefits. In addition, new products and services under development are expected to be complementary. Currently, the Company has technology solutions that enhance the output of coal-fired electric utility boilers while simultaneously reducing the related environmental impacts. Although the Company is pursuing various international opportunities, during each of the three years ended December 31, 1998, substantially all of the Company's operating activities were conducted domestically.

     The patented K-Fuel Technology uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel ("K-Fuel"). The principal benefit of the K-Fuel Technology is that the fuel produced from the process can facilitate the efforts of electric power producers and other large-scale users of coal to meet the clean air standards imposed by the Clean Air Act, as amended by the Clean Air Act Amendments of 1990 (the "CAAA"). Based on various analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of nitrogen oxide (NO\\x\\), sulfur dioxide (SO\\2\\), carbon dioxide (CO\\2\\), mercury and chlorine. KFx plans to license K-Fuel Technology domestically and internationally to various parties wishing to construct and operate K-Fuel production facilities.

     In early 1998, through the acquisition of a controlling interest in Pegasus Technologies, Limited ("Pegasus") and the Company's formation in mid 1998 of Net Power Solutions, LLC ("NPS"), the Company added NeuSIGHT(TM) to its solutions. NeuSIGHT is the leading combustion optimization product for coal-fired electric utility boilers, which, in addition to improving boiler efficiency, reduces NO\\x\\ emissions. NeuSIGHT is a neural network-based (i.e. artificial intelligence) software technology. Pegasus developed NeuSIGHT and continues to enhance it and develop related products while NPS focuses on marketing and sales of NeuSIGHT licenses and related implementation services.

     The Company is actively exploring various options to expand its business by adding other solutions (technologies, products and services) to meet: (a) the needs of the electric power industry as it is transformed by deregulation into a highly competitive industry; and (b) the increasingly stringent environmental standards triggered by indications of global warming and other environmental concerns.

NET POWER SOLUTIONS & PEGASUS

General

     In March 1998 the Company purchased a 60% interest in Pegasus. Pegasus has developed a neural network-based (i.e., artificial intelligence) software technology that optimizes the combustion performance of coal-fired electric utility boilers. Pegasus' software product, known as NeuSIGHT, provides two primary benefits: improved combustion performance and reduction in NO\\x\\ emissions. NO\\x\\ is a primary component of ground level smog. See "Market Drivers-Domestic Market." Additional benefits of NeuSIGHT include a) improvements in boiler efficiency (heat rate), which translates into lower fuel costs, as well as lower emissions of SO\\2\\ and CO\\2\\; b) an increase in gross generating capacity, providing more electricity for the power company to sell; c) lower carbon in the ash waste by-product, which can convert a related waste product disposal cost into a marketable ash product; and d) improvements in opacity, which refers to the visible exhaust discharged from an emissions stack.

     NeuSIGHT dynamically models in real time the operating conditions of the electric utility boiler combustion process and makes alterations to operating variables, which improve boiler heat-rate performance, reduce harmful emissions and lower fuel costs. Maximum benefits are achieved by allowing NeuSIGHT to operate in closed loop mode wherein its alterations to operating variables are automatically invoked.

     NeuSIGHT utilizes a neural network technology licensed from a subsidiary of Computer Associates (CA) under an agreement which, among other terms, grants Pegasus a perpetual, irrevocable, world-wide, exclusive right and license for use in process monitoring and control applications in the electric utilities industry. Under the license agreement each NeuSight license sale requires the Company to remit a payment to CA. CA is also a 15% owner of Pegasus. Pegasus management holds the 25% balance of ownership in Pegasus.

     In August 1998, the Company formed Net Power Solutions, LLC (NPS) to provide marketing and sales services to Pegasus, and in October, hired a chief executive officer for NPS with considerable experience in growing software businesses. In addition, in late 1998 and early 1999, NPS hired a marketing and sales staff. During the last quarter of 1998 and early 1999, NPS further analyzed the benefits and market potential of NeuSIGHT, in terms of price and volume potential. This analysis has resulted in a new sales and marketing approach, targeted at executive management in the electric power generation industry and focused on the value delivered by NeuSIGHT. Management believes that this approach will facilitate acceleration in the growth of NPS and Pegasus triggered by improvements in pricing and the volume of NeuSIGHT installations. NPS and Pegasus have primarily used their own marketing and sales force but have taken and will continue to take advantage of consultants and others periodically to assist in these efforts.

     During 1998, NPS assisted Pegasus with most of its sales and marketing activities, but did not generate sales for its own account. Nevertheless, since the activities of NPS and Pegasus are closely intertwined, they are generally referred to together in this discussion as NPS/Pegasus or NPS and Pegasus.

     As of March 26, 1999, NPS and Pegasus have firm unfilled sales commitments (backlog) for 12 NeuSIGHT licenses and related installations at an estimated contract value of $1,263,000, which are generally expected to be filled within approximately the next 3-12 months. Of these 12 installations, 11 were started in 1998 or before (including 8 started before September 30, 1998).

Strategic Relationships

     In September 1998 NPS negotiated an agreement with Science Applications International Corporation (SAIC) providing SAIC with certain exclusive rights to install NeuSIGHT software, as a subcontractor to NPS, in North America. SAIC is a diversified, employee-owned, high technology research and engineering company based in San Diego that provides, among various other services, computer systems integration services, and derives a significant portion of its revenues from the energy and utility sector. SAIC has over 35,000 employees and generates annual revenues in excess of $4 billion. Under the terms of the definitive agreement executed in March 1999, SAIC has the right to perform NeuSIGHT installations that NPS does not elect to perform with its own staff. Subject to certain termination provisions covering performance and other matters, the agreement expires after SAIC completes 30 installations of NeuSIGHT or three years, whichever occurs first. In exchange for certain services, investments and preferred billing rates by SAIC, the agreement also provides for a 50/50 sharing of gross profits from the installation services provided by SAIC to NPS customers under the agreement.

Competition

     NPS and Pegasus face competition from several companies that offer software products providing combustion optimization benefits to the electric power industry. Management believes the NeuSIGHT software solution offers several competitive advantages over competitor's offerings. Most significantly, in a recent independent study, NeuSIGHT has been documented as providing greater benefits in the areas of NO\\x\\ reduction and heat rate improvement. In addition, NeuSIGHT has demonstrated an ability to operate in closed-loop supervisory mode for extended time periods without intervention. NeuSIGHT's neural network model is considerably more extensive and therefore more effective than competing products, through its ability to manage higher volumes of input variables (up to 7 times the level of competing products). While NeuSIGHT's neural network models are sophisticated and complex, the software has a unique capability to retrain the model automatically as operating conditions change in the plant. Competing product models are generally static and require periodic re-tuning, making them more costly to maintain and less effective over time. In Management's opinion, these and other features provide a much greater ability for the software to adapt to changing environmental conditions, equipment degradation, instrument calibration drift, and operating variances.

     In the opinion of management, compared with competing companies, NPS and Pegasus provide more extensive implementation and training programs that result in an end product more closely correlated to the actual operating conditions of the specific boiler unit. NPS and Pegasus are focused exclusively on the needs of the electric power generation industry rather than serving various industries with differing needs. This focus, coupled with the expertise of its personnel in this market, enable NPS/Pegasus to deliver solutions that provide significantly greater reductions in NO\\x\\, higher levels of operating efficiency and other benefits not provided by competitors. Competing products tend to emphasize price as their basis of comparison, while NPS/Pegasus is focused on cost benefit analysis and return on investment (ROI). While NPS/Pegasus believes it is the leader in the industry, based on the number of installed systems in the electric power generation industry, certain competing companies may have greater financial and other resources. In addition, NPS/Pegasus may face new competition from other vendors to the electric power generation industry, many of which have significantly greater financial and other resources than NPS/Pegasus and KFx.

K-FUEL TECHNOLOGY

General

     The K-Fuel Technology is comprised of three groups, or Series', of patents. The Series "A" and Series "B" Technology patents are based on hot gas and steam heat-transfer mediums, respectively. The Series "C" Technology is based on a nitrogen heat-transfer medium. The principal difference between the Series "A" and "B" Technologies and the Series "C" Technology is that Series "C" is based on a more simplified design with respect to the manufacturing equipment and facilities, resulting in lower capital costs. The Company expects the Series "C" Technology to be primarily used for coal fuel product-manufacturing
facilities.   The Series "A" and "B" Technologies can also be used for coal fuel product facilities, but the Company expects they may be more likely used for renewable resource (e.g., bagasse, municipal solid waste, sludge and wood waste) fuel product manufacturing facilities. The Series "A" and "B" Technology patents were developed by Edward Koppelman and assigned to the Company under a research and development contract (the "R&D Contract") with the Company. The Company purchased the initial Series "C" Technology patent directly from Mr. Koppelman at a later date after completion of the R&D Contract. The Company is currently focusing all of its commercialization efforts on the development of projects for the manufacture of coal fuel product using the Series "C" Technology. To date, one commercial-scale K-Fuel manufacturing facility has
been constructed, which began operations in 1998.   See "Strategic
Relationships--Thermo Ecotek Corporation and KFX Fuel Partners" in this section.

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

     The principal benefit of the K-Fuel Technology in the United States is that the fuel produced from the process can facilitate the efforts of electric power producers, manufacturers and other large-scale users of coal to meet the clean air standards imposed by the Clean Air Act, as amended by the Clean Air Act Amendments of 1990 (the "CAAA"). Based on various analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of NO\\x\\, SO\\2\\, carbon dioxide (CO\\2\\), mercury and chlorine. K-Fuel is the first beneficiated coal product that has not exhibited any significant signs of spontaneous combustion. In addition, K-Fuel has been demonstrated to increase gross power generation, reduce fuel-pulverizing requirements, blend well with other coals and flow well through coal handling systems. K-Fuel has exhibited a level of dustiness that requires the use of dust suppression equipment on site at most domestic coal-fired power plants. Efforts are underway to determine ways in which dust can be reduced.

Strategic Relationships

     Thermo Ecotek Corporation and KFX Fuel Partners. In August 1995, the
     -----------------------------------------------
Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), with Thermo Ecotek Corporation ("TCK"), a Massachusetts company engaged primarily in non-utility electric power generation using environmentally responsible technologies. Under the Stock Purchase Agreement, in 1995 TCK purchased 3 million shares of Common Stock for $6 million, or approximately 14 percent of the outstanding Common Stock as of December 31, 1996, and in 1997 purchased an additional 1.25 million shares of Common Stock for $2.5 million, increasing its ownership to approximately 18 percent of the outstanding Common Stock. As part of the transaction TCK was also granted (i) a warrant ("Warrant A") to purchase an additional 7,750,000 shares of Common Stock (subject to certain adjustments) at an exercise price of $3.65 per share, exercisable on January 1, 2000 and expiring July 1, 2001; and (ii) a warrant ("Warrant B"), that gives it the right to purchase the number of shares of Common Stock (at the then prevailing market price) that, when added to all shares owned by TCK on the exercise date, including any shares acquired by the exercise of Warrant A, would be sufficient to give TCK 51 percent of the outstanding Common Stock, on a fully diluted basis. Warrant B has the same exercise and termination dates as Warrant
A. In August 1995, the Company and TCK entered into a separate agreement to construct and operate a 500,000 ton-per-year ("TPY") commercial-scale K-Fuel production facility.

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

     KFP began operations at the KFP facility in April 1998 and completed a successful test burn in May 1998 and a successful commercial burn in February 1999, as discussed in the succeeding two paragraphs. Although the facility is operating and producing commercially salable product, KFP has encountered certain difficulties in optimizing its performance to achieve optimal and sustained operations. KFP has addressed and resolved certain problems previously encountered, including a fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure release equipment. KFP continues to experience certain operational problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. KFP is actively exploring solutions to these problems. Because the technology being developed is new, no assurance can be given that other difficulties will not arise or that KFP will be able to correct these problems and achieve optimal and sustained performance. The Company does not believe its share of any additional costs required to bring the KFP Facility to optimal operating performance, if incurred, will be material. KFP's economic returns from the KFP Facility are expected to result primarily from Section 29 tax credits (see discussion of Section 29 below) on the facility's production of K-Fuel. KFP expects to report operating losses for financial reporting purposes primarily as a result of recording depreciation over the expected life of the
Section 29 tax credit.

     In May 1998, the Southern Research Institute conducted a test burn of approximately 10 tons of K-Fuel, which were also overseen by a technical services affiliate of Kennecott Energy and Coal Company. The results of this test burn are summarized in the table below:

                                                      Emissions (ppm)
                                 BTU          (Corrected to 3% O\\2\\ Dry Basis)
                                              ----------------------------------
                            (As Received)     NO\\x\\                SO\\x\\
                            -------------     --------               -------
K-Fuel                          11,703        142                    173
Dry Fork Subbituminous           8,903        172                    215
Lone Mountain Bituminous        13,315        265                    530

     In February 1999, the first commercial burn of K-Fuel was completed. A unit train (approximately 12,000 tons) was burned at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. A fuel blend of approximately 60% K-Fuel, with the balance consisting of a blend of high-Btu, high and low-sulfur Eastern coals, replaced relatively low-Btu, low-sulfur southern Powder River Basin ("PRB") coal in one of the station's boiler units. Initial results of the test burn indicate that K-Fuel appeared to produce: a) a reduction in NO\\x\\ emissions while maintaining full load yet reducing auxiliary power, b) no unusual slagging or fouling of the boiler, c) a reduction in the fuel pulverizing operations, d) no spontaneous combustion and e) an improvement in boiler efficiency. Indiana-Kentucky Electric's fuel is procured by American Electric Power ("AEP").

     The results from this commercial scale burn at Clifty Creek generally confirm the results of the test burn performed by the Southern Research Institute. The Company believes that K-Fuel produced a reduction in SO\\2\\ and CO\\2\\ emissions but the plant instrumentation precluded clear quantification. Indiana-Kentucky Electric has requested additional unit train shipments of K-Fuel for burning at Clifty Creek, which are expected to clarify these benefits. The handling characteristics of K-Fuel were acceptable with proper use of the power station's existing dust suppressant system. KFx is working with TCK to improve the handling characteristics of K-Fuel.

     In addition to its 5 percent ownership of KFP, the Company receives a production royalty of 3 percent of the gross sales of KFP, payable quarterly. See "Patents, Licenses and Royalty Agreements." The Company, in conjunction with K-Fuel LLC, is also performing certain marketing activities for KFP, for which the Company is substantially reimbursed.

     KFP has signed a Fuel Supply Agreement (the "FSA") with Ohio Valley Electric Corporation ("OVEC"), a subsidiary of AEP, whereby KFP will supply K-Fuel to OVEC upon the satisfactory completion of the test burn procedure described in the FSA. The term of the FSA commenced in 1998 with the commencement of commercial operations of the KFP Facility, and will continue until December 31, 1999 (the "Original Term"). The term may be extended, at the option of OVEC, for a period of up to 120 months (the "Initial Extended Term"), and may be extended further, at the option of OVEC, for a period up to 60 months beyond the Initial Extended Term. KFP's initial shipment of K-Fuel product to OVEC occurred in the first quarter of 1999. Maximum tonnage as per the FSA over the Original Term is 500,000 tons. See "Patents, Licenses and Royalty Agreements." KFP is currently purchasing its raw coal feedstock on a spot market basis from a neighboring coal mine, and is negotiating for a long-term coal purchase contract.

     The KFP Facility qualifies for a tax credit available under Section 29 of the United States Internal Revenue Code entitled "Credit for Producing Fuel From a Nonconventional Source" ("Section 29"). Section 29, which was originally adopted in 1980, provides a tax credit to the producer of fuel from alternative sources. The credit is equal to $3.00 in 1979 dollars for each barrel equivalent of crude oil ("OBE"), which is defined as 5.8 million Btu. Section 29 contains provisions requiring a phase out of the credit that begins as the reference price of oil (the average price of oil for the year as announced by the Secretary of the Treasury) exceeds $47.78 per barrel (in 1997 dollars, the latest available information) and is fully phased out if the reference price exceeds $58.98 (in 1997 dollars). For 1997 the reference price of oil was $17.24 per barrel. Section 29 applies to qualified fuels which are produced in a facility placed in service before July 1, 1998 pursuant to a binding written contract in effect before January 1, 1997, and which are sold after December 1992 and before January 2008. Calculated in 1997 dollars, the current tax credit value ranges from $24.19 to $26.29 per ton of the K-Fuel product (based on a range of K-Fuel Btu content from 11,500 to 12,500 Btu per pound). The credit per OBE and the phase-out prices for oil are adjusted annually for inflation. If the KFP Facility is not deemed to be placed in service by July 1, 1998, thereby qualifying for the Section 29 tax credit, the return on investment on the KFP Facility will be materially adversely affected. TCK and the Company believe that the KFP Facility meets the requirements to qualify for Section 29 tax credits.

     Other than alternative minimum tax provisions, generally there is no provision for carrybacks or carryovers in the event the taxpayer cannot use the entire alternative fuel production credit available for the taxable year. There are also no recapture provisions that apply to this credit. The Company is currently unable to directly utilize any Section 29 tax credits derived from its 5 percent ownership of KFP because of its cumulative net operating loss carryforward.

     Kennecott Energy and Coal Company and K-Fuel LLC. In April 1996, the
     -------------------------------------------------
Company entered into a joint venture agreement (the "Kennecott Agreement") with Kennecott Alternative Fuels, Inc. ("KAFI"), a wholly-owned subsidiary of Kennecott Energy and Coal Company ("KECC"). The joint venture, a Delaware limited liability company named K-Fuel, L.L.C. ("K-Fuel LLC"), will be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Commercial Projects will be constructed by separate entities in which KAFI, the Company or both will have an equity interest and which will be granted a sublicense from K-Fuel LLC for the K-Fuel Technology. As of March 26, 1999, there were no commitments to construct any Commercial Projects.

     Initially, the Company has a 51 percent interest in K-Fuel LLC and KAFI has a 49 percent interest. Certain research and development and amortization expenses are allocated 100 percent to KAFI. At such time as entities in which KAFI has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons per year ("TPY") of K-Fuel product, KAFI will have a 51 percent interest in K-Fuel LLC and the Company will have a 49 percent interest. In addition to a fee of $1 million paid to the Company in 1996 to enter into the K-Fuel LLC joint venture, and subject to certain conditions, KAFI has agreed to pay to K-Fuel LLC such amounts as may be necessary for all research and development costs incurred by K-Fuel LLC, up to $4 million (the "Initial Work Plan"). During 1998, 1997 and 1996, KAFI incurred related research and development costs totaling approximately $51,000, $879,000 and $1,410,000, respectively.

     In the event that KAFI has not, as of December 31, 2001, approved for construction Commercial Projects in which KAFI will have an equity interest having a design capacity equal to 1 million TPY of K-Fuel product, then the Company may purchase KAFI's interest in K-Fuel LLC for a purchase price equal to: (a) 100 percent of the aggregate amount expended on third party costs; and
(b) 75 percent of the aggregate amount charged for internal KAFI or KECC costs incurred for the Initial Work Plan or any subsequent research and development plan, plus a reasonable return on capital percentage. In the event, however, that KAFI and KECC have not met certain other commitments under the Kennecott Agreement, the Company has the right to purchase KAFI's interest in K-Fuel LLC for $1000.

     In connection with the Kennecott Agreement, the Company granted K-Fuel LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the K-Fuel Technology, except to the extent that it pertains to the beneficiation or restructuring of coal or coal-related feedstocks covered under the Heartland Fuels Corporation License (as defined below) (the "KFX License"). In addition, Heartland Fuels Corporation, an 85 percent-owned subsidiary of the Company, granted K-Fuel LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the Series "A" and Series "B" K-Fuel Technology, as it pertains to the beneficiation or restructuring of coal or coal-related feedstocks (the "HFC License"). (Coal beneficiation refers to processes, such as the K-Fuel Technology, intended to produce, using run-of-mine coal as feedstock, fuels with improved energy and environmental values.) Both the KFX License and the HFC License specify minimum terms and provisions for any sublicenses granted by K-Fuel LLC to third parties.

     Under the current agreement, with respect to future Commercial Projects to be licensed by K-Fuel LLC, the Company is entitled to a one-time license fee approximating $3 per ton of annual design capacity of each project, to be paid one-half at the time the license is granted, with the remaining one-half paid over a period of three years beginning when the project begins commercial operations. The Company will also receive a production royalty, to be paid each calendar quarter, depending on certain levels of the projects' selling price per ton of coal product. Additionally, the Company will be entitled to an additional payment based on a percentage of the excess of (1) annual cash revenue from each project, or (2) annual pre-tax cash operating costs of each project plus an annual capital charge ("Bonus Royalty") related to each project. The Kennecott Agreement provides that KAFI will fund 100 percent of the capital requirements for each Commercial Project that it elects to participate in, provided however that the Company retains the option to fund and invest up to 50 percent of the capital requirements for any Commercial Project.

     In connection with consideration and design of the next phase of development and commercialization of K-Fuel under the Kennecott Agreement, the Company and KECC are discussing certain of the terms outlined above.

     The outcome and timing of these discussions cannot be predicted with certainty but, based on indications from KECC, management expects to reach a conclusion favorable to the Company in the second quarter of 1999.

Patents, Licenses and Royalty Agreements

     The Company has patents or patent applications for the K-Fuel Technology registered in the United States and over 40 foreign countries, including all major industrialized countries that either have significant reserves of high-moisture lignite or subbituminous coal, or that are readily accessible to such reserves via large-scale transportation infrastructure (primarily ocean barge
vessels).   Included in the pending patent applications are inventions developed by the Company as well as seven improvement patent applications assigned to the Company as a result of the K-Fuel LLC research activities.

     The only licenses the Company has granted to the K-Fuel Technology are to the KFP Facility (Series "C"), K-Fuel LLC (Series "C"), and Heartland Fuels Corporation ("HFC") (Series "A" and "B"). The Company owns 85 percent of the common stock of HFC, and as a condition of the Kennecott Agreement, the Company caused HFC to grant to K-Fuel LLC an exclusive sublicense to the Series "A" and "B" Technologies.

     In connection with the KFP Project, the Company and OVEC entered into a Fuel Option Agreement (the "OVEC Fuel Option Agreement") in 1995 whereby, in the event OVEC exercises its option to extend the Original Term of the FSA for the full 120-month period of the Initial Extended Term, OVEC will have the right to designate, and, if designated, the obligation to provide, at the Company's expense, one or more sites suitable for the location of plants for the processing of K-Fuel. Upon the Company's determination at the time of each such designation that the plant will be commercially viable, the Company or an affiliate thereof, and OVEC and/or Indiana Kentucky Corporation, a subsidiary of AEP, shall promptly thereafter negotiate in good faith and enter into a purchase agreement whereby OVEC will purchase the K-Fuel produced by any such plant built by the Company on terms and conditions substantially similar to those in the FSA. In the event the Company decides not to proceed with the construction of such plant, the Company is obligated to grant OVEC a non-exclusive license for the Series "C" Technology to enable OVEC to proceed with the development and construction of such plant, and OVEC is required to pay the Company a royalty of $0.65 per ton on any fuel produced at such plant. Additionally, the Company entered into a Fuel Option Agreement with Indiana Michigan Power Company ("I&M"), a subsidiary of AEP, dated August 17, 1995 (the "I&M Fuel Option Agreement"), which provides that under certain circumstances I&M shall have the same rights as OVEC pursuant to the OVEC Fuel Option Agreement.

     A predecessor entity of the Company acquired the Series "A" and "B" Technologies from Edward Koppelman and other investors (the "Koppelman Group") in 1984 for $10 million in cash and a royalty agreement of $90 million. In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. Prior to the agreement, Mr. Koppelman was entitled to a royalty of 2 percent on the gross sales value of K-Fuel product produced by any entity, including any product produced by the Company. As a result of the amended agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after the State of Wyoming royalty (discussed below). The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 cash and issued a promissory note for $200,000. See Note 9 to the consolidated financial statements. The $500,000 prepaid royalty will be amortized based on the difference between what royalty payments to Mr. Koppelman would have been on the original royalty agreement and the amended royalty agreement reached in 1996. Also as part of the royalty agreement, Mr. Koppelman indemnified the Company for any claims made by the Koppelman Group. Mr. Koppelman is now deceased and all his rights and obligations discussed above are held by his estate.

     The following table summarizes the Company's royalty obligations to various third parties based on licensing and royalty revenues received by the Company and the geographic source of the revenues:

  Royalty Obligation        United States        International        Expiration Date or Maximum Amount
--------------------------------------------------------------------------------------------------------------
Estate of Edward             25 Percent (1)        25 Percent         $  75,222,000
Koppelman

State of Wyoming             12 Percent (2)        NA - None          $   5,000,000/(2)/

Fort Union Ltd.              20 Percent (3)      Canada, Mexico       Earlier of cumulative royalties paid of
                                                                      $1,500,000 or September 15, 2015

Ohio Valley Electric        0.5 Percent (4)        NA - None          None

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

     /(4)/ Applies to royalties only and does not include the plant constructed in 1996 by KFP or any future plants constructed under the OVEC Fuel Option Agreement or the I&M Fuel Option Agreement.

Competition

     To the best of the Company's knowledge, there are currently no competitors producing significant commercial quantities of beneficiated clean coal fuel products either in the United States or in international markets. However, there are other clean coal technology ("CCT") companies, primarily in the United States, that are developing fuel combustion and product technologies that would reduce emission pollutants and/or increase the heating value of coal feedstock fuel sources. Many of these CCT competitors have greater financial, technical and operational resources than the Company. To the best of management's knowledge, however, none of these other efforts have yet resulted in an economically viable and commercially acceptable product with the economic and commercial potential of K-Fuel.

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

     The Company is not able to predict the impact that competing coal beneficiation technologies, the availability and pricing of low-sulfur coal reserves or the availability and pricing of emission credits will have on the future competitive position of the Company. To the best of the Company's knowledge however, none of its competitors have been able to demonstrate as many quantifiable and potential benefits in a commercial setting as K-Fuel recently achieved in February 1999 at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. See "Strategic Relationships-Thermo Ecotek Corporation and KFX Fuel Partners LP." Management believes that this is a significant competitive advantage.

Other

     Indonesia   In September 1995, KFX Indonesia, a joint venture between the
     ---------
Company and RCD Development, a Maryland partnership ("RCD"), entered into a Memorandum of Understanding with PT Tambang Batubara Bukit Asam ("PTBA"), an Indonesian state-owned coal-mining company, to jointly undertake a feasibility study on the commercialization of the K-Fuel Technology in Indonesia using PTBA's high-moisture coal as feedstock. KAFI, through its interest in K-Fuel LLC, subsequently participated in the feasibility study. In 1996, KFX Indonesia, KAFI and PTBA completed the feasibility study and identified a potential K-Fuel project on the southern portion of the Indonesian island of
Sumatra ("Indonesia Project").   The proposed Indonesia Project is an
approximately 1.5 million metric ton-per-year ("MTPY") facility, with an estimated development and construction cost of approximately $160 million, including approximately $21 million to develop an existing coal reserve of PTBA estimated at approximately 180 million metric tons. The Company expects to have no direct financial ownership in the initial Indonesia Project other than license fees, royalties and Bonus Royalty. The funding for the Indonesia Project, other than the feasibility study costs incurred in 1996, is expected to
be funded 100 percent by KAFI and PTBA.   Feasibility study costs incurred in
1997 and 1998 for the Indonesia Project were not material. It is possible that PTBA will participate in the Indonesia Project only as a supplier of raw coal feedstock, rather than being the coal supplier and a partner in the Indonesia Project. Also, with the Company's consent, KAFI may transfer its rights in the
Indonesia Project to one or more international affiliates.   There are no
assurances that the Indonesia Project or other possible future projects in Indonesia will be constructed.

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

     Development of the Indonesia Project in 1997 and 1998 suffered from the overall economic and political problems experienced by Indonesia and other Asian countries beginning in 1997. Further development of the Indonesian Project (other than periodic assessment of Indonesian coal trade and overall economic conditions) has been limited pending completion of commercial K-Fuel product test burns and the return to a more stable economic and political environment in Indonesia. The Company is not able to determine when such conditions will materialize to allow the Indonesia Project to commence construction.

     Turkey    In June 1996, the Company entered into a non-binding memorandum
     ------
of understanding with Soma Komur Isletmerleri A.S. ("SOMA"), a Turkish private coal-mining company, to cooperate in the development of a proposed 500,000 TPY K-Fuel project in the Soma Basin coal-mining region in western Turkey ("Turkey Project"). The intended use of K-Fuel from the Turkey Project would be for household heating markets in urban areas in Turkey. The Company has provided K-Fuel pellets produced from Turkish coal to SOMA and the City of Ankara ("Ankara"), which are being tested in Turkey by SOMA and Ankara. The Company has been advised that if the test results are satisfactory, SOMA and Ankara wish to enter into a K-Fuel license agreement. As of March 26, 1999, however, there are not yet any definitive agreements with respect to a Turkey K-Fuel production facility, and the Company is not able to predict if or when a K-Fuel production facility will be constructed in Turkey.

MARKET DRIVERS

Domestic Market

     There are two primary market drivers for the NeuSIGHT and K-Fuel technology solutions offered by the Company. For a number of years various regulations and other requirements have placed increasingly stringent standards on the air emissions generated by the electric power generation industry and others. In addition, as the power industry undergoes the rigors of deregulation and is transformed into a highly competitive industry, there will be increasing pressure to meet such air emission standards in more cost effective ways as well as to improve the overall cost efficiency of electric power generation.

     Air Emission Standards The CAAA has been the primary historical stimulus
     ----------------------
for the developing United States market for beneficiated clean coal fuel products, such as K-Fuel, and for combustion optimization products, such as NeuSIGHT. Specifically, Title IV of the CAAA requires electric utilities to reduce emissions of NO\\x\\ and SO\\2\\.

     In September 1998, the United States Environmental Protection Agency ("EPA") issued a rule requiring 22 Midwestern and Southern states and the District of Columbia to prepare plans to significantly reduce current allowed levels of NO\\x\\ (in some states by up to 40 percent). NO\\x\\ is a primary component in ground-level smog and is also a contributor to acid rain. Coal-fired electric utility power plants are widely considered to be the most likely targets to achieve the required reductions in NOx. Publication of these rules in the Federal Register is expected in the second quarter of 1999, after which
    ----------------
interested parties have 60 days to file challenges. Although the ultimate outcome of this matter cannot be predicted with certainty, over the past several years there has been a clear trend of increasingly stringent air emissions standards promulgated by the EPA and various state environmental agencies.

     NeuSIGHT has been demonstrated to typically reduce NOx by 25% to 30%. K-Fuel Technology can also produce lower NO\\x\\ emissions (when using PRB coal as the feedstock) as compared to typical eastern coals by levels approximating 25%, as indicated in recent commercial tests. Through the combination of NeuSIGHT and K-Fuel, management believes that the Company is in a unique position to assist the electric power generation industry in achieving required reductions in NO\\x\\, more cost effectively than various other solutions, some of which are highly capital intensive and also increase operating costs.

     Title IV of the CAAA specifies a two-phase implementation schedule that primarily targets electric utility companies with annual generating capacities in excess of 25 megawatts ("MW"). Phase I implementation began on January 1, 1995, and affected 110 large, high-emission generating plants in 21 states (primarily in the industrial Midwest). The emissions limit for these plants during Phase I is 2.5 lbs. SO2 per million Btu ("MMBtu") of heat output. Phase II will begin in the year 2000 and will affect over 1,400 electrical generating plants and other industrial users of coal. The effective SO\\2\\ emission rate limitation under Phase II will be reduced to 1.2 lbs. SO\\2\\ per MMBtu. When using Wyoming Powder River Basin ("PRB") coal as feedstock material, the K-Fuel Technology produces a fuel product that has an SO\\2\\ emission rate of approximately 0.7 to 1.0 lbs. SO2 per MMBtu. NeuSIGHT also produces reductions in SO\\2\\ as a byproduct of heat rate improvements and combustion optimization.

     The Company's United States marketing emphasis is directed primarily at electric utilities located in the industrial Midwest and eastern states, more specifically those under EPA scrutiny. In these states there are approximately 300 utility operated coal-fired boiler units with power generation capacity of 200 megawatts (MW) or greater each. The entire U. S. contains approximately 500 of such utility operated coal-fired boiler units.

     The combustion characteristics of cyclone furnace boilers, a common boiler type of Midwestern utilities originally designed to burn high-sulfur Midwestern coal, are particularly well suited to the K-Fuel product manufactured from PRB coal. As reported by the U.S. Department of Energy, the total domestic market for coal fuel is approximately 1 billion tons per year ("TPY"), of which electric utility companies use the majority of the tonnage (in excess of 80 percent). Coal-fired electricity generation currently accounts for approximately 58 percent of the nation's total electricity supply. The Company has estimated, based on published utility coal consumption data and responses to Phase I and Phase II requirements of the CAAA, that a market of approximately 100 to 150 million TPY of clean coal fuel products will develop between the years 2000 and 2010. This anticipated market assumes that regulations passed under the CAAA remain in force. Any amendments to the CAAA that reduce the specified limits on industrial SO\\2\\ emissions could negatively impact the potential size of the market and the domestic growth prospects of the Company.

     In addition to the electric utility industry, the Company believes there is potential for a market for K-Fuel with manufacturers and other large-scale industrial coal users that are either subject to the NO\\x\\ and SO\\2\\ provisions of the CAAA or that desire to improve their fuel combustion performance. Fuel combustion performance is becoming more important to electric utilities and others because of the need to cut costs and become more efficient in an increasingly competitive market environment.

     Carbon dioxide (CO\\2\\) is widely considered to be a primary component of greenhouse gases that have given rise to worldwide concerns of global warming. The December 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change ("Kyoto Protocol") targets CO\\2\\ and certain other greenhouse gas emissions for aggressive reduction in the years 2008 to 2012. In addition, the Kyoto Protocol notes electric power generation as one of the specific industry sectors that should be reviewed to achieve the targeted reductions. A very important by-product of the efficiency gains at electric power generation boiler units achievable through the use of NeuSIGHT and/or K-Fuel is a corresponding reduction in the level of CO\\2\\. Management believes that the level of

CO\\2\\ reduction available through the use of K-Fuel. Thirty-eight countries and the European Community have signed the Kyoto Protocol. Although the United States has signed the Kyoto Protocol, it has not yet been ratified by the United States Senate, as would be required to be applicable in the United States. The Company is not able to predict if and when the United States Senate might ratify the Kyoto Protocol and the impact that such action or inaction could have on the demand for K-Fuel and NeuSIGHT. Nevertheless, initiatives such as the Kyoto Protocol, targeted at reducing CO2 and other greenhouse gases are expected to continue to progress and create additional demand for alternatives to achieve significant reductions in such emissions.

     The EPA, under section 114 of the CAAA, requires that all coal-fired electric utility steam generating boiler units provide certain information that will allow the EPA to calculate the annual mercury emissions from each unit. This information will be used to determine if it is appropriate and necessary to regulate emissions of hazardous pollutants, as defined, which include mercury, from electric utility boiler units. According to independent research, a significant level of mercury is removed from run-of-mine coal during the K-Fuel production process. These tests indicate any mercury contained in K-Fuel is below detectable levels of .05 parts per million (ppm), compared to mercury levels of typical Eastern bituminous coals of .15 ppm to .20 ppm. Based on these test results, in the event that EPA adopts regulations to restrict the level of mercury emissions, K-Fuel may offer advantages over other high-energy value coals. In addition these tests indicate that the chlorine content of K-Fuel is also below the detectable levels of .05 ppm. Although the Company is not aware of any initiatives underway to regulate emissions of chlorine, it is commonly considered to be a hazardous material that is regulated in various settings, and emissions of chlorine are generally considered to be undesirable. Accordingly, regulation of chlorine emissions could develop in the future, which could create another competitive advantage for K-Fuel.

     Deregulation of the United States Power Industry Deregulation in the
     ------------------------------------------------
electric power industry is expected to result in intensified price competition, increased price volatility, shorter-term wholesale electricity transactions, and industry consolidation and structural changes. The electric power industry is moving toward retail competition while the wholesale market has already been established as full-scale open competition. While the electric power industry is experiencing consolidation through mergers and acquisitions, the industry is concurrently unbundling generation, transmission and distribution services from the traditionally integrated structure.

     This restructuring is expected to cause some electricity generators to operate as merchant plants without a guaranteed market for their production output. In such an environment these businesses will be under constant competition for the sales of their products and services. As a result, plant operators will be expected to look to cut costs and improve operating efficiencies wherever possible.

     According to the latest industry-wide information, operations and maintenance costs in conjunction with fuel expenses in 1996 accounted for nearly 58% of utility revenues. Of the $109 billion in operation and maintenance ("O&M") expenses (including fuels), 44% went to power production, 29% to power purchases, 13% to G&A expenses, 8% to transmission and distribution costs and 6% to sales expenses. Although the cost of power generation has been reduced overall to an average cost of 3.5 cents per kilowatt-hour ("kwh") in 1996, from
4.6 cents per kwh in 1986, much of this reduction has been attributed to reductions in force. Employment at major utilities from 1986 to 1996 was reduced by about 25%, or more than 100,000 employees. In the opinion of management, competition in a deregulated power industry will require further reductions in the cost of power generation. To further reduce the cost of power generation, savings must begin to come from areas other than personnel reductions, such as more effective fuel purchase practices and efficiency gains in the core processes in the generation of power.

     The need for these expense reductions by power generating companies to remain competitive in the deregulated market comes at a time when EPA regulations are causing further capital investment in plants to obtain emissions compliance. Management believes that power-generating companies will look for solutions, such as NeuSIGHT software and K-Fuel, to reduce these operating costs and to run their plants more efficiently.

     These developments are expected to produce a strong incentive for electricity generators to become low cost producers and expand market share in order to remain profitable in the deregulated environment. In a fully competitive retail electricity market, only those generators with costs low enough to produce electricity at market acceptable prices, not simply low enough to meet regulatory oversight, will be able to sell electricity profitably and remain viable.

Foreign Markets

     The international coal market is approximately four times the size of the United States market. The Company's objective is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant coal reserves can be utilized in conjunction with the K-Fuel Technology to develop a value-added export product. The principal benefit of the K-Fuel Technology in foreign markets is that low-rank indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either in internal markets or for export. The Company currently has international commercialization opportunities related to K-Fuel in Indonesia and Turkey, as discussed above.

     In addition, although management expects to initially concentrate its marketing and sales efforts domestically for reasons similar to those cited above relative to K-Fuel and certain of the U. S. market drivers, there is significant market potential for NeuSIGHT and related products internationally. In late 1998, NPS/Pegasus announced a specific opportunity in Poland in conjunction with ABB Centrum to install NeuSIGHT in up to six boiler units over 1999 and 2000. Efforts are underway to execute a definitive agreement with ABB Centrum.

CHARCO REDONDO, LLC

     In December 1997, the Company purchased a 12.6 percent interest in Charco Redondo, LLC, a Texas limited liability company ("Charco"), in consideration for its commitment to contribute $540,000 to Charco as working capital. Funding under this commitment began in January 1998, and during 1998 the Company contributed $629,000 to Charco to satisfy this commitment and additional capital calls.

     Charco was formed to develop and complete a project intended to demonstrate the effectiveness of Synthetic Energy Corporation's ("Synthetic") patented process, which uses mining techniques in connection with superheated steam and moderate pressure to extract crude oil that otherwise cannot be extracted by conventional production techniques. The technology licensed to Charco is based
on a patent held by John A. Masek (the "Masek Technology").   Charco has an
exclusive sublicense to use the Masek Technology in a four-county area of Texas (the "AMI"), which is believed to have reservoirs containing approximately 1 billion barrels of crude oil which would be appropriate targets for application of the Masek Technology. The pilot project (the "Charco Pilot Project") has been conducted on a mineral lease covering approximately 1800 acres in southern Texas (the "Charco Redondo Lease"). Drilling, completion and start-up activities were completed late in the second quarter of 1998 and injection operations commenced. The Charco Pilot Project achieved its initial objectives of demonstrating the technical and operational feasibility of the Masek Technology. Further improvements to the technology are presently in progress. Efforts are currently underway to obtain outside financing to complete development of the Charco Redondo Lease. In view of the recent uncertainty with respect to the price of crude oil, there can be no assurance that such financing will be obtained. If such financing cannot be obtained on satisfactory terms or at all, this project could be abandoned.

     The Company also entered into an option agreement with Synthetic with respect to the use of the Masek Technology outside the AMI. The option agreement provides that the Company and Synthetic will form a joint venture to be owned 55% by the Company and 45% by Synthetic. Exercise of the option requires that the Company pay a total of $100,000 to Synthetic, of which a total of $50,000 was paid upon execution of the option agreement. The Company is not committed to pay any additional amounts to Synthetic under the option agreement until certain performance milestones of the Charco Pilot Project are met. The option will expire if it is not exercised after such milestones are met. No such milestones were met during 1998.

GOVERNMENT AND ENVIRONMENTAL REGULATION

     Generally, environmental permitting and operating regulations in countries outside the United States that the Company is currently pursuing for international development (i.e., Indonesia, Turkey and Poland) are not as stringent as those within the United States. Nevertheless, international initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for its products and services.

Net Power Solutions & Pegasus

     See "Market Drivers" for a discussion of various environmental regulations that are expected to generate demand for the products and services of Net Power Solutions and Pegasus. Otherwise, the operations of Net Power Solutions and Pegasus are not significantly impacted by governmental regulation with respect to the development and delivery of NeuSIGHT and related software products and services.

K-Fuel

     See "Market Drivers" for a discussion of various environmental regulations that are expected to generate demand for K-Fuel.

     In the United States, the K-Fuel product is not expected to be subject to significant amounts of local, state or federal regulation with respect to its transportation and distribution. However, any future United States production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin, and will be subject to periodic maintenance and review requirements once facilities begin production. Typically, state laws govern most permitting requirements, but the EPA has the authority to overrule state permitting decisions. The following types of permits are typically required for commercial production facilities: (a) air quality, (b) wastewater discharge, (c) land use, and (d) hazardous waste treatment, storage and disposal. KFP has in place all permits for the operation of the KFP Facility. The K-Fuel Technology process generates only waste gas, waste discharge water, and a small amount of fuel liquid as by-products of the process. The KFP Facility has waste gas and water treatment facilities to treat and dispose of the waste by-products.

     The Company currently has an operating permit in the name of KFX Wyoming, issued by the Land Quality Division of the Wyoming Department of Environmental Quality ("DEQ"), that encompasses all of the operating activities of the KFP Facility and the mine property adjacent to the KFP Facility that was sold to KFP during 1998 (see "ITEM 2 - PROPERTIES"). In connection with the sale of the mine property to KFP during 1998, an application to formally transfer this permit and the related reclamation obligations to KFP has been filed with the DEQ. Approval of this application is expected to be received and completion of this transfer is expected to be completed in 1999.

     Future international K-Fuel production plants will also be subject to various permitting and operational regulations specific to each country.

Charco Redondo, LLC

     The operations of Charco are regulated to the extent of environmental permitting by various state and local governmental authorities and by the Mine Safety and Health Administration ("MSHA") with regard to its mining activities to excavate subsurface production rooms. In addition, the Texas Railroad Commission regulates oil drilling and production activities in the State of Texas. To the best of the Company's knowledge, Charco is currently in compliance with all such governmental regulations.

RESEARCH AND DEVELOPMENT

     In 1998, 1997 and 1996, the Company incurred approximately $1,027,000, $1,251,000 and $1,198,000, respectively, in research and development ("R&D") expenses (including demonstration plant and laboratory operating expenses) to further refine and develop the K-Fuel Technology process and to develop products and services complementary to NeuSIGHT.

EMPLOYEES

     The Company currently has approximately 16 full-time employees who work in the areas of marketing, finance and administration, and research and development. The Company considers its relations with all employees to be excellent.

     Net Power Solutions and Pegasus currently have approximately 27 full-time employees who work in the areas of marketing, software development, implementation, finance and administration.

ITEM 2.  PROPERTIES

     For its principal executive offices, the Company has leased approximately 5,900 square feet of office space for a period of five years ending September 30, 2000 located at 1999 Broadway, Suite 3200, Denver, Colorado 80202. The base rent under the lease is $6,783 per month; the Company is also obligated to pay, as additional rent, allocable operating costs. The Company has a right of refusal on additional adjacent office space, and has the option to renew the lease for one additional five-year term. NPS uses certain of this office space for its principal executive offices.

     The Company has leased approximately 2,300 square feet of office space for a period of five years ending June 30, 2003 located at 2300 Clarendon Boulevard, Suite 401, Arlington, Virginia 22201. The base rent under the lease is approximately $5,078 per month, with escalations of 2.5 percent for each subsequent year of the lease term. The Company is also obligated to pay, as additional rent, an allocable share of increases in certain operating costs. The Company has the option to renew the lease for one additional five-year term.

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

     Pegasus has leased approximately 4,000 square feet of office space for a period of three years ending October 31, 1999 located at 1100 Mentor Avenue, Painesville, Ohio 44077. The base rent under the lease is currently approximately $2,350 per month. In addition, Pegasus is obligated to pay the cost of certain utilities. Pegasus has options to renew the lease for three one-year periods at increased lease rates.

     In 1995, the Company acquired the Fort Union Mine ("Pit 1"), which consists of approximately 1,002 acres of surface and coal lands located northeast of Gillette, Campbell County, Wyoming, and a coal loadout facility located on a railroad loop connecting to the Burlington Northern Railroad. Recoverable coal lying within Pit 1 is approximately 1.3 million tons. In 1997, the Company transferred ownership of approximately 348 acres of surface land and the coal loadout facilities to KFP. In 1998 Pit 1 was transferred to KFP at a gain of approximately $700,000; see Note 3 of Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

     In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action was removed to the United States District Court for the District of Wyoming ("Court"). The Company's lawsuit requested that the court enter a judgement that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. Because the work done by Fru-Con was for a limited partnership in which the Company's predecessor entity was not a partner, and because payment for the work performed by Fru-Con was contingent upon successful project financing which never materialized, as well as for other legal and factual reasons, the Company believes that Fru-Con had no valid rights or claims against the Company. On May 20, 1997, the Court granted the Company's Motion for Summary Judgment on all claims. Fru-Con subsequently appealed to the 10th Circuit Court of Appeals. On September 1, 1998 the Appeals Court affirmed the District Court's opinion. The Company believes that any further developments in this matter will not have a material impact on the Company's financial position or results of operations.

     On March 9, 1998, Fidelity and Deposit of Maryland ("F&D"), as subrogee of Walsh Construction Company ("Walsh"), a division of Guy F. Atkinson Company, filed a construction lien against KFP with respect to the construction of the KFP Facility in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations. In connection with this action, KFP has filed a counterclaim in excess of $29 million against F&D, the surety for Walsh. The counterclaim asserts various claims of faulty construction performed by Walsh at the KFP facility. The counterclaim is in discovery and it is not possible to predict the outcome of this action; however the Company believes that the counterclaim will not have a material adverse impact on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Beginning January 30, 1996, the Common Stock was traded on the American Stock Exchange (under the trading symbol "KFX"). From January 1 to January 29, 1996, the Common Stock traded on the NASDAQ SmallCap Market (under the trading symbol "KFXI"). The following table presents the reported sales prices on the American Stock Exchange for the two-year period ended December 31, 1998.

     YEAR      PERIOD                   HIGH                   LOW
--------------------------------------------------------------------------------
     1998      First Quarter            $  3 7/8            $  2 5/8
               Second Quarter              3 5/8               2 1/2
               Third Quarter               3 1/4               2
               Fourth Quarter              2 3/8               1 1/8

     1997      First Quarter            $  5 3/4            $  3 7/8
               Second Quarter              4 1/2               3 1/4
               Third Quarter               4 1/16              2 5/8
               Fourth Quarter              3 13/16             2 7/16

     As of March 26, 1999, the Company had 211 holders of record of the Common Stock. This does not include holdings in street or nominee names. On March 26, 1999, the closing price of the Common Stock on the American Stock Exchange was $1.50 per share.

     The Company has never paid cash dividends and does not anticipate paying dividends in the foreseeable future. The Company is also restricted from paying dividends pursuant to the terms of the Convertible Debenture Indenture. In addition, pursuant to the Stock Purchase Agreement, so long as TCK, together with its affiliates, owns at least 1,000,000 shares of Common Stock and either of the related warrants are outstanding, the Company may not declare or pay any dividends on the Common Stock other than dividends payable solely in shares of Common Stock. See "ITEM 1 - BUSINESS - Strategic Relationships - Thermo Ecotek Corporation and KFX Fuel Partners."

     During 1998, the following securities were issued pursuant to the exemption in Section 4.2 of the Securities Act of 1933, as amended:

 DATE    Security Sold                                                Consideration Received     Class of
 ----    -------------                                                ----------------------     --------
                                                                                                 Persons
                                                                                                 -------
 1/98    Warrants to purchase 100,000 common shares at $3.75          Professional services      Consultant
         per share, fully vested, expire 3 years from grant
 1/98    Re-price options to purchase 90,000 common shares from       Professional services      Consultant
         $9 to $6 per share, fully vested, expire 12/31/2000
 6/98    Grant of 5000 common shares at $3.75 per share               Professional services      Consultant
 8/98    Re-price warrants to purchase 55,000 common shares           Professional services      Consultant
         from $4 to $3.75 per share and extend term 3 years to
         2001, fully vested
 8/98    Extend term of warrants to purchase 75,000 common            Professional services      Consultant and
         shares at $4.25 per share, for 3 years to 2001, fully                                   Director
         vested
 9/98    Option to purchase 100,000 common shares at $3.75 per        Professional services      Director
         share, fully vested, expiring 5 years from grant
 10/98   Option to purchase 335,000 common shares at $3.75 per        Employment incentive       Corporate
         share, vesting 20% each anniversary, expiring 7 years                                   employees
         from grant
 12/98   Grant of 20,700 common shares at $3.75 per share             Professional Services      Consultant

ITEM 6.   SELECTED FINANCIAL DATA

                                     1998           1997           1996           1995           1994
                                --------------------------------------------------------------------------
STATEMENT OF OPERATIONS
  DATA FOR THE YEAR
  ENDED DECEMBER 31:
Operating revenues...........    $ 2,220,585    $ 1,084,823    $ 1,596,298    $   254,363    $   364,587
Other income.................      1,368,202        650,353        171,269        124,959         88,188
Loss before income taxes
   and extraordinary item....     (6,783,817)    (5,095,160)    (5,628,541)    (8,795,929)    (6,119,677)
Net income (loss)............     (6,783,817)    (5,095,160)    (5,628,541)    (6,228,720)     2,349,126
Basic and diluted net
   income (loss) per share...           (.28)          (.21)          (.25)          (.33)           .14
Average shares
   outstanding ..............     23,931,000     23,820,000     22,458,000     18,578,000     16,621,000

BALANCE SHEET DATA
  AT DECEMBER 31:
  Current assets ............    $ 7,004,806    $14,461,198    $ 1,957,005    $ 4,680,784    $   449,895
  Working capital (deficit)        4,751,499     12,565,373       (166,521)     2,253,682     (6,940,882)
  Total assets...............     22,672,289     29,057,706     14,923,567     18,611,493     11,630,896
  Long-term debt ............     17,890,793     17,500,000      1,110,000      1,399,851        650,000
  Stockholders' equity.......      2,258,289      8,495,881     10,524,041     13,752,528      3,590,119

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-K filing contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. The forward looking statements contained in this filing include, among others, statements regarding the Company's goals for 1999; availability of potential funding sources; expected future operating results and financial condition; the expected impact of and changes in environmental regulations; effects of deregulation of the electric power generation industry; expected effects of a new marketing approach adopted by NPS and Pegasus; expected benefits to customers of the NeuSIGHT product and the K-Fuel Technology; timing of filling of sales commitments; effects of the Company's competition; expected applications of K-Fuel Technology; impact on the Company of future possible costs at the KFP Facility; results of test burns of K-Fuel; expected results of further test burns of K-Fuel; expected timing of future K-Fuel shipments; outcome of discussions with KECC regarding the Kennecott Agreement; proposed projects in Poland, Turkey and Indonesia; anticipated markets for the Company's products and services; and potential expansions of product and service offerings. Important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, adverse market and various other conditions that could inhibit the Company's ability to obtain financing; competition and technological developments by competitors; lack of market interest in the Company's existing and any new products and services; changes in environmental, electric utility and other governmental regulations; availability of Section 29 tax credits; actions of the Company's strategic partners; breadth or degree of protection available to the Company's intellectual property; availability of key management and skilled personnel; unanticipated problems that arise from research and development activities; cost overruns, delays and damage that may occur in developing, permitting, financing and constructing K-Fuel production facilities; and domestic and international economic and political conditions. The Company does not undertake to update, revise or correct any of the forward-looking statements.

OVERVIEW

     Stimulated by the acquisition of Pegasus Technologies Limited (Pegasus) in early 1998, and the formation of Net Power Solutions (NPS) in mid-1998, KFx significantly broadened its technology solutions in order to meet the evolving needs of the electric power industry as triggered by the deregulation of the domestic power industry and the ever more stringent air quality standards. In combination, Pegasus and NPS generated $1.3 million in revenues over the nine months from the date of the Pegasus acquisition, a 65% increase from the revenues posted by Pegasus during 1997. With the foundation of NPS's recently installed professional, seasoned software marketing team and Pegasus' NeuSIGHT, the leading combustion optimization software product, management has set a 1999 goal of growing its software related revenues by a factor of 2-4 times the level of 1998. Our ability to achieve this goal will become clearer during the course of the year as new marketing plans for NPS/Pegasus are fully implemented and become effective. Key to the new marketing strategy is more effectively communicating the full potential benefits of NeuSIGHT to the marketplace and receiving value commensurate with the benefits delivered to our electric utility clients. An additional factor supporting this goal is a recently completed alliance with Science Applications International Corporation ("SAIC"), that we anticipate will result in the development of a strong installation partner to help accelerate NPS's ability to install NeuSIGHT and, in conjunction with other factors, also facilitate an acceleration of revenue recognition for the license fee element of this revenue stream.

     Progress on commercializing K-Fuel continued during 1998, with a successful first commercial burn of a unit train load of product (approximately 12,000 tons) at a generating station in southern Indiana in February 1999. After the completion of additional commercial burns with this customer, management expects to further clarify the significant benefits available from K-Fuel. Various solutions to certain waste handling system bottlenecks at the KFx Fuel Partners production facility (KFP Facility), operated by our 95% partner Thermo Ecotek Corporation (TCK), that have significantly limited production volume at the facility, are being evaluated. In addition, certain fine-tuning of the K-Fuel production process is being considered to increase product size and minimize the level of dust associated with the product.

     During 1998, management actively sought and analyzed several opportunities to invest in existing and new activated carbon operations that could have generated synergies with the operations of KFP. After evaluation of the potential risks and rewards, however, in management's opinion, none of the opportunities presented a prudent investment for KFx at this time.

     In view of: a) the magnitude of the opportunity presented by the market potential for NPS/Pegasus' products and services, b) the progress made demonstrating in a commercial setting the benefits and potential of K-Fuel and
c) other opportunities that management believes will be available as the power industry evolves under deregulation but with continued emphasis on addressing environmental concerns, management is focused on i) growing NPS/Pegasus quickly into a positive contributor to the Company's earnings and operating cash flows,
ii) continuing its efforts to fully commercialize the licensing potential of K-Fuel and iii) evaluating opportunities to invest with partners, as has been our past general practice, in new ventures designed to meet the expanding product and service needs of the evolving power industry.

     The Company's principal goals for 1999 are to:

 . Increase revenues from NPS/Pegasus, as outlined above. With this operation in a building mode, it is likely, however, to experience negative operating cash flows for at least the first half of 1999.
 .  Pursue acquisition opportunities synergistic to NeuSIGHT and K-Fuel.
 . Evaluate opportunities, in conjunction with partners, to expand the Company's product and service offerings to meet the evolving needs of the power industry as it is transformed by the combination of deregulation and continuing pressure to meet more stringent air quality standards.
 . Improve operations and increase production, through TKC, at the KFP facility, and execute at least one license agreement. Such license agreement may be largely dependent on obtaining an extension of the Section 29 tax credit in 1999.
 .  Facilitate outside financing for further development at Charco Redondo.

     As a company still in the process of developing its business, the nature of the opportunities KFx is pursuing and their status make it rather difficult to predict financial results with meaningful accuracy and also leads to difficulties in achieving positive and stable financial results in the short term. These issues are exacerbated by the volatile nature of the stock market. The delays in the development of K-Fuel, coupled with the weakness in the stock market for non-internet small cap companies, have negatively affected KFx's stock price. Nevertheless, the continued progress of K-Fuel, coupled with the potential to grow NPS/Pegasus, reaffirm management's confidence in the opportunity to create long-term value for KFx shareholders.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

     The consolidated operating loss in 1998 of $6,419,000 exceeded the 1997 consolidated operating loss by $1,488,000, principally attributable to the combined operating loss of NPS and Pegasus that approximated $1.6 million. Despite its operating loss, NPS/Pegasus posted a gross margin of $573,000, or 43%, on revenues of $1,328,000. The operating loss in NPS/Pegasus was incurred in connection with building a marketing and sales function to grow the future revenue, earnings and operating cash flow streams of this element of KFx. The 1998 consolidated operating loss includes $2,996,000 of non-cash expenses.

     Revenues for 1998 of $2,221,000 were $1,136,000 higher than for 1997 primarily due to $1,328,000 in revenues from the software licenses and services generated by NPS and Pegasus. The decline in contract revenues stemmed from a reduction in work performed for K-Fuel LLC.

     Consolidated costs and expenses include $755,000 of costs associated with software licenses and services revenues of NPS/Pegasus. Marketing, general and administrative expenses increased by $1,352,000 in 1998 over

1997 primarily due to $1,589,000 of such costs associated with NPS/Pegasus, partially offset by reductions in various other costs. Research and development costs decreased by $168,000 from 1997 to 1998 due to a lower level of K-Fuel related research and development activities as the KFP Facility commenced operations April 1, 1998, offset by $138,000 in research and development expenses in NPS/Pegasus associated with planning and developing NeuSIGHT improvements and new products related to combustion optimization. Costs associated with operating the K-Fuel demonstration plant and laboratory declined in 1998 by $71,000 due to some curtailment in activities as the KFP facility commenced operations. Depreciation and amortization for 1998 increased over the 1997 level by $741,000 primarily due to $369,000 of goodwill amortization associated with the acquisition of Pegasus, and a $287,000 increase in amortization of deferred costs associated with the issuance of convertible debentures in August 1997.

     In 1998 the Company sold a mineral property with a book value of $466,000 to KFP in exchange for KFP's assumption of a related $1,166,000 reclamation obligation, and recorded a gain of $701,000. In 1996 a $701,000 provision was recorded to write this property down to its estimated recoverable value and to recognize the estimated reclamation obligation, based on information available and management's judgment at that time. Interest and other income for 1998 of $668,000 is only slightly higher than the 1997 level of $650,000. Interest expense for 1998 of $1,160,000 exceeded the 1997 level by $613,000 due to the $17 million convertible debenture issuance in August 1997. The $573,000 in equity in loss of unconsolidated affiliates consists primarily of the Company's 5% share ($410,000) of KFP losses. No such losses were incurred in 1997 since KFP did not commence operations until April 1998. In addition, this category includes $163,000 in losses associated with the Company's 51% interest in K-Fuel, LLC.

     The Company does not record a deferred tax benefit from its net operating loss carryforwards, which approximate $28 million at December 31, 1998, because there is no assurance that the Company will be able to realize such benefit as an offset to future income taxes payable.

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

     Revenues decreased slightly from 1996 to 1997 due to several factors: 1) a one-time joint venture fee of $1,000,000 received in 1996 which was not repeated in 1997; 2) an increase in contract revenues of $489,000 from the increased level of technical subcontract work the Company performed for KFP, and 3) an increase in interest and other income of $479,000 as a result of overall higher cash balances resulting from the Debenture Offering, and certain payable write-offs.. The decrease in technical subcontract work performed for K-Fuel LLC in 1997 was expected given the planned schedule and timing of the K-Fuel LLC Initial Work Plan.

     Expenses decreased by approximately $566,000 in 1997 as compared to 1996. The components of the overall decrease in expenses are summarized as follows (all figures are approximate):

Decrease in marketing, general and administrative expenses...............    $ 569,000
Write-down of mine property and reclamation costs incurred in 1996.......      701,000
Increase in depreciation and amortization expense........................     (108,000)
Increase in research and development / laboratory operating expenses.....      (52,000)
Increase in equity loss of unconsolidated affiliates.....................     (182,000)
Increase in interest expense.............................................     (362,000)
                                                                             ---------
   Net decrease in expenses..............................................    $ 566,000
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

     The decrease in salaries and wages in 1997 is attributable to the Company implementing a personnel reduction program in which the total number of employees of the Company was reduced from 17 in 1996 to 12 in 1997 (reduction of 3 executive positions and 2 administrative positions). Professional fees decreased in 1997 primarily due to $340,000 of legal expenses related to the K-Fuel, LLC joint venture agreement incurred in 1996. The increase in general and administrative expenses is primarily due to (1) a one-time charge of $163,000 to write-off previously capitalized project development expenses associated with the previously planned KFP II Project; (2) approximately $100,000 of internal costs associated with a debt offering and permitting costs related to the Company's coal mining property adjacent to the KFP Facility; offset by a one-time payment of a $50,000 listing fee with the American Stock Exchange incurred only in 1996.

     The mine property and reclamation costs write-down of $701,000 relating to the Company's coal mine located near Gillette, Wyoming was a one-time expense incurred only in 1996. This property was sold in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary financial goal for 1998 was to improve operating cash flow to produce a break-even level in the fourth quarter of the year, which was largely dependent on the outcome of negotiations with one of our partners in the development of K-Fuel. Unexpected delays in these negotiations have occurred which prevented achievement of this goal. Nevertheless, management is optimistic that negotiations will be concluded in the second quarter and will result in a significant payment to KFx. During 1998 $4.6 million in net cash was used in operating activities to continue the commercialization of K-Fuel and build the marketing and sales function of NPS/Pegasus. Of this amount approximately $1.4 million was associated with working capital needs, including a $950,000 increase in receivables from Pegasus clients, which were fully collected subsequent to year-end. Investing activities in 1998 required $3.8 million in cash, including $1.6 million required for the acquisition of Pegasus, $583,000 related to K-Fuel activities and $629,000 related to Charco Redondo, LLC. There were no significant financing activities in 1998.

     The Company expects most or all of its cash requirements in 1999 with respect to day-to-day operations and debt service requirements will be satisfied by a) cash on hand, which as of March 26, 1999 was approximately $4.1 million;
b) certain revenues under technical subcontracts to be performed for KFP; c) certain contract revenues relating to a research and development program conducted by the Company; and d) revenues related to the operations of NPS/Pegasus (although material net operating cash flows related to NPS/Pegasus are not expected to materialize until late 1999 or later). In addition the Company believes there is potential for additional funding in 1999 from: (i) the potential payment referred to in the preceding paragraph; (ii) fees from licensing new K-Fuel facilities; and (iii) funding from potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry.

     Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing in mid-2000 for general operating purposes. If acquisitions or significant capital investments are made in this time period, the need to seek additional debt and/or equity financing may be accelerated. In addition, the timing of collection of NPS/Pegasus accounts receivable and other working capital items could significantly alter the Company's needs for at least temporary financing. There can be no assurance that the Company will not need at least temporary financing during 1999 and that, if financing is required in 1999, that it will be available when needed and on satisfactory terms, if at all.

     The Company does not expect material net operating revenues or net operating cash flows from its ownership interest in KFP in the foreseeable future. The Company's net production royalty (after fulfilling related royalty obligations) once the KFP Facility reaches full production is projected to be less than $200,000 per year. The potential for Section 29 tax credit for the KFP production of K-Fuel represents additional potential value but since the Company has a net operating loss carryforward, it is most likely that a structured transaction would be required to generate any significant value from the potential Section 29 tax credit. With the KFP Facility now in production and therefore generating Section 29 tax credits, management is exploring potential
Section 29 structured transactions but the value, amount or likelihood of any such transaction is not clearly determinable at this time.

     The Company expects no additional stock purchases by TCK in 1999. Under the terms of the Stock Purchase Agreement, the next possible investment by TCK is not until a period of time beginning in January 2000 and expiring in July 2001. There are no assurances that TCK will make any investments in the Company at that time. Additionally, the Stock Purchase Agreement prohibits the Company from issuing shares of Common Stock to other investors unless at least 90 percent of the proceeds from such stock issuances are used to invest in K-Fuel production facilities. Furthermore, in the event of any stock issuances by the Company, TCK's Warrant "A" may be subject to certain adjustments that increase the number of shares available to TCK under Warrant "A." See "ITEM 1 - BUSINESS
- Strategic Relationships - Thermo Ecotek Corporation and KFX Fuel Partners."

     Should the Company be required to seek any additional debt or equity financing, the ability of the Company to do so will be affected by an existing agreement with TCK and by the terms of the Convertible Debentures. With respect to TCK, the Company must obtain TCK's consent to sell any Common Stock or to incur any indebtedness other than indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. With respect to the Convertible Debentures, the Company may only incur unsecured indebtedness of up to $8.0 million (of which not in excess of approximately $.7 million was outstanding as of March 26, 1999) and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

     There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed, it may default on payments when due.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company has determined that the adoption of recently issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" will not have a material impact on the Company's financial condition, results of operations or footnote disclosures.

YEAR 2000 COMPLIANCE

     Like many other companies, the Company is aware of the problems associated with the "Year 2000 issue." This issue centers on certain computer systems being unable to recognize the year 2000 as a valid date or possibly interpreting a date in the format of "00" as the year 1900 rather than the year 2000. This system issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company conducts business. Such failures of the Company's and third parties' computer systems could potentially have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company is currently engaged in a process to evaluate the potential impacts of the Year 2000 issue and implement remedial actions. In 1998, the Company engaged a third party consultant to complete an analysis of its information technology ("IT") and non-IT systems, such as office and other hardware containing embedded technology, in its executive offices. The Company completed remediation steps recommended as a result of this analysis at a nominal cost. Future upgrades to these systems and/or new acquisitions are subjected to a similar analysis with the assistance of the third party consultant. The Company substantially completed similar analyses at the offices of Pegasus during 1998. Based on the results of these analyses, management believes that the IT and non-IT systems of its executive offices and the offices of Net Power Solutions and Pegasus are Year 2000 compliant and does not believe that there is a significant risk to the Company's future business operations.

     In addition, during 1998, the Company substantially completed an assessment of the impact that the Year 2000 issue may have on other systems that support the Company's operations, including but not limited to, supplier systems, shipper systems, systems of suppliers of banking and other financial services, environmental control systems and building security systems. This analysis was largely based on interviews, certifications and other correspondence. At this time, the Company cannot determine the effects, if any, that any non-compliant systems of such third parties may have on the Company's business, financial condition or results of operations, and there can be no assurance that such effects, if any, would not be material. Nevertheless, based on the analyses performed to date, management does not expect these third party systems to present a significant Year 2000 risk to the Company's business, financial condition or results of operations.

     During 1999, the Company engaged a third party consultant to perform an analysis of its non-IT systems at its laboratory facility near Gillette Wyoming. This location does not have any IT systems. Once this analysis is complete the Company plans to implement any recommended remedial actions, which based on the analysis performed to date, are expected to be at a nominal cost and are expected to be completed during the second quarter of 1999.

     The Company has also been advised that KFP has undertaken appropriate Year 2000 analyses with respect to its IT and non-IT systems, including its manufacturing equipment. These analyses are not yet complete, but the Company has been advised that KFP will implement any necessary remedial actions, which based on the analysis performed to date, are estimated to be at a nominal cost. Such analyses and any remedial actions are expected to be completed in the third quarter of 1999.

     With respect to Year 2000 issue compliance of Pegasus' NeuSIGHT and related software products, Pegasus personnel have performed extensive analysis, with the assistance of third party consultants, and believe that such products are Year 2000 compliant. The remediation costs relative to these products was nominal.

     To date, the costs incurred by the Company with respect to the Year 2000 issue have not been material. The Company cannot estimate future costs until the analyses referred to in the preceding paragraphs are completed. The Company expects, however, but can provide no assurances, that the future costs will not be material.

     The Company does not expect the impact of the Year 2000 issue will be material in the systems assessed or being assessed. The Company plans, however, to continue to monitor this issue with respect to the various computer systems that it relies on, directly and indirectly, and will take additional steps as it considers prudent to minimize the potential adverse impact of this issue, including performing additional analysis and related remediation, as may appear necessary. In addition, if the Company determines that it will not be able to achieve Year 2000 compliance in a function that is critical to the future of the Company, it will immediately develop contingency plans and will attempt to quantify any impacts of any failure to timely correct non Year 2000 compliant computer systems. There can be no assurance that the Company will discover all Year 2000 issues in the course of its assessment or be able to implement timely and cost effective remedial actions for the Year 2000 issues that it does discover, such that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments or any floating rate debt and does not expect to derive a material amount of its revenues from interest bearing securities. Currently the Company has no significant foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company's products and services, since K-Fuel and NeuSIGHT have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company's fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company's business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities. This risk is most likely to be manifested by influencing the Company's ability to raise debt or equity financing, if needed.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The consolidated financial statements and notes thereto included in this item are indexed on page F-1 "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no changes in or significant disagreements with the Company's independent accountants in 1998.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by items 10 through 13 is set forth under the captions "Election of Directors," "Executive Officers," "Executive Compensation," "Stock Ownership," and "Related Party Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the close of the Company's fiscal year on December 31, 1998, and is incorporated herein by reference as if set forth in full.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1)  Exhibits List

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon written request. (Breaks in the sequence of 10.x exhibits listed below result from material contracts that have expired or been cancelled.)

EXHIBIT NO.       DESCRIPTION                                                                       Page Number
---------------------------------------------------------------------------------------------------------------
3.1/(1)/          Restated Certificate of Incorporation of the Company                                   -
3.2/(1)/          Certificate of Amendment to Certificate of Incorporation of                            -
                   the Company
3.3/(5)/          Second Amended and Restated Bylaws of the Company                                      -
4.1/(5)/          Sample Common Stock Certificate                                                        -
4.2/(9)/          Indenture dated July 25, 1997 by and between the Company and                           -
                   Colorado National Bank
4.3               See item 10.18 below
10.1/(1)/         Amendments to Agreements between Theodore Venners,                                     -
                   S.A. Wilson, Koppelman Fuel Development Company, and
                   the Koppelman Group dated December 29, 1992
10.2/(1)/         Assignment of U.S. Patents by K-Fuel Limited Partnership to the                        -
                   Company dated July 23, 1993
10.3/(1)/         Assignment of U.S. Trademark Registration by K-Fuel Limited                            -
                   Partnership to the Company dated July 23, 1993
10.4/(1)/         Royalty Agreement dated December 29, 1992 between the Company                          -
                   and the Koppelman Group
10.5/(1)/         Agreement dated December 19, 1991 among K-Fuel Partnership,                            -
                   Edward Koppelman, K-Fuel Limited Partnership and KSA Inc.
10.8/(5)/         Fourth Amendment to Office Lease dated August 17, 1995 between                         -
                   1999 Broadway Partnership and the Company
10.9/(1)/         Restricted Stock Plan for Directors and Selected Officers dated                        -
                   December 16, 1993
10.10/(4)/        Restricted Stock Plan for Selected Independent Contractors dated                       -
                   February 16, 1994
10.11/(1)/        Stock Option Plan dated December 16, 1993                                              -
10.12/(1)/        Settlement Agreement dated December 14, 1992                                           -
10.13/(1)/        Stock Exchange Agreement Dated December 14, 1992                                       -
10.14/(1)/        Stipulation and Agreement dated February 28, 1994 between Energy                       -
                   Brothers Technology, Inc., State of Wyoming, the Company,
                   Theodore Venners, Edward Koppelman and Energy
                   Brothers Holding, Inc.
10.15/(4)/        Internal Revenue Service Private Letter ruling dated March 20, 1995                    -
10.16/(4)/        Extension of Stock Forfeiture Agreement between Theodore Venners                       -
                   and Rudolph G. Swenson; Joyce M. Goldman; David Bretzlauf;
                   Joseph M. Butler; R.C. Whitner; Hillari Koppelman; Thomas D.
                   Smart and Susan M. Thevenet; Charles F. Vance
10.17/(2)/        Stock Purchase Agreement dated August 18, 1995 between the                             -
                   Company and Thermo Ecotek Corporation
10.18/(2)/        Stock Purchase Warrants dated August 18, 1995 between the                              -
                   Company and Thermo Ecotek Corporation

10.19/(2)/        Stockholders' Voting and Co-Sale Agreement dated August 18, 1995                       -
                  among the Company, Thermo Ecotek Corporation and
                  Theodore Venners.
10.20/(2)/        Registration Rights Agreement dated August 18, 1995 between the                        -
                  Company and Thermo Ecotek Corporation
10.21/(3)/        Limited Partnership Agreement of KFX Fuel Partners, L.P.                               -
                  dated August 18, 1995
10.22/(3)/        Letter Agreement dated August 18, 1995 between Eco Fuels, Inc.                         -
                  and KFX Wyoming, Inc. regarding the Management, Operations and Maintenance Agreement
10.23/(3)/        Gross Royalty Share Agreement dated August 17, 1995 between                            -
                  the Company and Fort Union, Ltd.
10.24/(3)/        Indemnity Agreement dated August 18, 1995 between the Company                          -
                  and Thermo Ecotek Corporation
10.25/(3)/        Letter of Agreement dated August 15, 1995 between the Company                          -
                  and Edward Koppelman
10.26/(3)/        Assignment dated August 29, 1995 executed by Edward Koppelman                          -
                  in favor of the Company
10.28/(3)/        Patent and Technology License dated August 17, 1995 between                            -
                  Edward Koppelman and KFX Fuel Partners, L.P.
10.29/(3)/        Notice of Termination dated August 16, 1995 between Edward                             -
                  Koppelman and Energy Brothers Holding, Inc.
10.30/(5)/        Letter Agreement dated February 28, 1995 between RCD                                   -
                  Development and the Company
10.31/(6)/        Limited Liability Company Agreement of K-Fuel, L.L.C.                                  -
                  dated April 19, 1996
10.32/(6)/        Pledge Agreement executed by Theodore Venners in favor of                              -
                  Kennecott Energy and Coal Company dated April 19, 1996
10.33/(6)/        Letter Agreement between Theodore Venners and Kennecott                                -
                  Energy and Coal Company dated April 22, 1996
10.34/(6)/        Amended and Restated Heartland License Agreement between                               -
                  Heartland Fuels Corporation and the Company dated
                  April 19, 1996
10.35/(7)/        Royalty Amendment Agreement dated June 3, 1996 between the                             -
                  Company, Edward Koppelman and Theodore Venners
10.37/(8)/        Design-Build Agreement between the Company and Yanke Energy
                  dated December 30, 1996                                                                -
10.38/(8)/        Amendment to Agreement between the Company and
                  RCD Development dated January 16, 1997                                                 -
10.39/(9)/        Purchase Agreement dated March 23,  1998 among the Company and                         -
                  Pegasus Technologies, Ltd. and the Lucier Group and The Radl Group
10.40/(9)/        Amended and Restated Operating Agreement of Pegasus  Technologies                      -
                  dated March 23, 1998
10.41/(*)/        1998 Directors Nonqualified Stock Option Plan                                          -
10.42/(*)/        1998 Advisory Committee Nonqualified Stock Option Plan                                 -
10.43/(*)/        Non-qualified Stock Option Agreement dated October 1, 1998 between                     -
                  the Company and Seth L. Patterson
21.1/(*)/         Subsidiaries                                                                          30
23.1/(*)/         Consent of Independent Accountants                                                    31
27.1/(*)/         Financial Data Schedule                                                                -

____________________________________

/(*)/    Filed herewith.
/(1)/ Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994 as an exhibit to the Company's Form 10-SB and incorporated herein by reference.
/(2)/ Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated August 18, 1995 and incorporated herein by reference.
/(3)/ Document previously filed with the U.S. Securities and Exchange Commission with the Company's Registration Statement on Form SB-2 (File No. 33-97418) and incorporated herein by reference.
/(4)/ Document previously filed with the U.S. Securities and Exchange Commission with the Company's Registration Statement on Form SB-2 (File No. 33-90128) and incorporated herein by reference.
/(5)/ Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.
/(6)/ Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.
/(7)/ Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
/(8)/ Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
/(9)/ Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(2)   FINANCIAL STATEMENT SCHEDULES

      NA - None.

(3)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      KFX INC.

Date:     March 29, 1999              By: /s/ Theodore Venners
                                          --------------------------------------
                                          Theodore Venners
                                          Chairman of the Board of Directors
                                          President and Chief Executive Officer



          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:     March 29, 1999              By: /s/ Theodore Venners
                                          --------------------------------------
                                          Theodore Venners
                                          Chairman of the Board of Directors
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:     March 29, 1999              By: /s/ Seth L. Patterson
                                          --------------------------------------
                                          Seth L. Patterson
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

Date:     March 29, 1999              By: /s/ Stanford M. Adelstein
                                          -------------------------------------
                                          Stanford M. Adelstein
                                          Director

Date:     March 29, 1999              By: /s/ Vincent N. Cook
                                          --------------------------------------
                                          Vincent N. Cook
                                          Director

Date:     March 29, 1999              By: /s/ Brian D. Holt
                                          --------------------------------------
                                          Brian D. Holt
                                          Director

Date:     March 29, 1999              By: /s/ Peter G. Martin
                                          --------------------------------------
                                          Peter G. Martin
                                          Director

Date:     March 29, 1999              By: /s/ Jack C. Pester
                                          --------------------------------------
                                          Jack C. Pester
                                          Director

Date:     March 29, 1999              By: /s/ Stanley G. Tate
                                          --------------------------------------
                                          Stanley G. Tate
                                          Director

                          SUBSIDIARIES - EXHIBIT 21.1


                                      Address of principal        STATE OF INCORPORATION       PERCENTAGE
Subsidiary                              place of business             OR ORGANIZATION           OWNERSHIP
------------------------------------------------------------------------------------------------------------
KFX Technology, Inc.              3574 Garner Lake Road                   Wyoming                     99.8  %
                                  Gillette, Wyoming  82716

KFX Wyoming, Inc.                 1999 Broadway                           Wyoming                    100.0  %
                                  Suite 3200
                                  Denver, CO  80202

Heartland Fuels Corporation/(*)/  1999 Broadway                          Wisconsin                    85.0  %
                                  Suite 3200
                                  Denver, CO  80202

K-Fuel L.L.C.                     1999 Broadway                          Delaware                     51.0  %
                                  Suite 3200
                                  Denver, CO  80202

KFX Fuel Partners II, L.P./(*)/   1999 Broadway                          Delaware                    100.0  %
                                  Suite 3200
                                  Denver, CO  80202

KFX Bohemia, s.r.o./(*)/          1999 Broadway                       Czech Republic                 100.0  %
                                  Suite 3200
                                  Denver, CO  80202

KSA Partnership/(*)/              1999 Broadway                          Delaware                     67.0  %
                                  Suite 3200
                                  Denver, CO  80202

Pegasus Technologies, Ltd.        1100 Mentor Avenue                       Ohio                       60.0  %
                                  Painesville, OH  44077

Net Power Solutions, LLC          1999 Broadway                          Delaware                    100.0  %
                                  Suite 3200
                                  Denver, CO  80202

/(*)/   Entity is substantially inactive with no significant assets or revenues.

               Consent of Independent Accountants - Exhibit 23.1


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-3 (No. 333-4298), the Registration Statement on Form S-3 (No. 333-28129) and the Registration Statement on Form S-8 (No. 333-9873) of KFX Inc. of our report dated March 30, 1999 appearing on page F-2 of this Form 10-K.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Denver, Colorado
March 30, 1999

                                   KFX INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants......................................................               F-2
Consolidated Balance Sheets............................................................               F-3
Consolidated Statements of Operations..................................................               F-4
Consolidated Statements of Stockholders' Equity........................................               F-5
Consolidated Statements of Cash Flows..................................................               F-6
Notes to Consolidated Financial Statements.............................................       F-7 to F-20

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of KFX Inc:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of KFx Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards that require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Denver, Colorado
March 30, 1999

                                   KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                              1998               1997
                                                                      --------------------------------------
ASSETS
Current assets
  Cash and cash equivalents..........................................       $  5,649,992       $ 14,078,773
  Accounts receivable................................................            952,977            220,729
  Accounts receivable-affiliates.....................................            193,842                  -
  Accrued interest receivable........................................             17,200             52,000
  Prepaid expenses...................................................            190,795            109,696
                                                                            ------------       ------------
     Total current assets............................................          7,004,806         14,461,198
                                                                            ------------       ------------
Property, plant and equipment, net of accumulated depreciation.......          3,243,812          4,458,305
Patents, net of accumulated amortization.............................          2,722,069          3,087,853
Investment in and advances to KFX Fuel Partners, L.P.................          3,779,412          3,787,138
Investment in K-Fuel, L.L.C..........................................            159,967            224,016
Investment in Chardo Redondo, L.L.C..................................            629,238                  -
Goodwill, net of accumulated amortization............................          2,066,669                  -
Debt issue costs, net of accumulated amortization....................          1,738,565          2,230,565
Prepaid royalty......................................................            498,500            500,000
Other assets.........................................................            829,251            308,631
                                                                            ------------       ------------
                                                                            $ 22,672,289       $ 29,057,706
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable...................................................       $    188,578       $    389,780
  Accrued expenses...................................................            247,011            190,001
  Due to related parties.............................................            471,504            531,623
  Interest payable...................................................            531,007            504,421
  Deferred revenue...................................................            381,000                  -
  Current maturity of long-term debt.................................            704,207            280,000
                                                                            ------------       ------------
     Total current liabilities.......................................          2,523,307          1,895,825
                                                                            ------------       ------------
Long-term debt, less current maturities..............................            890,793            500,000
Convertible debentures...............................................         17,000,000         17,000,000
Mine reclamation liability...........................................                  -          1,166,000
                                                                            ------------       ------------
     Total liabilities...............................................         20,414,100         20,561,825
                                                                            ------------       ------------

Commitments and contingencies (Notes 3, 9, 16)

Stockholders' equity
  Preferred stock, $.001 par value, 20,000,000 shares authorized;
               none issued...........................................                  -                  -
  Common stock, $.001 par value, 80,000,000 shares authorized;
     23,951,740 and 23,926,040  shares issued and outstanding,
      respectively...................................................             23,952             23,926
  Additional paid-in capital.........................................         48,304,942         47,758,843
  Accumulated deficit................................................        (46,070,705)       (39,286,888)
                                                                            ------------       ------------
     Total stockholders' equity......................................          2,258,189          8,495,881
                                                                            ------------       ------------
                                                                            $ 22,672,289       $ 29,057,706
                                                                            ============       ============



  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEAR ENDED DECEMBER 31,
                                                                      1998                 1997                1996
                                                        ---------------------------------------------------------------
OPERATING REVENUES
Software licenses and services........................             $ 1,328,491          $        -          $         -
Contract revenue......................................                 892,094            1,084,823             596,298
Joint venture fee.....................................                       -                    -           1,000,000
                                                                   -----------          -----------         -----------
  Total operating revenues............................               2,220,585            1,084,823           1,596,298
                                                                   -----------          -----------         -----------

OPERATING COSTS & EXPENSES
Cost of software licenses and services................                 755,281                    -                   -
Marketing, general and administrative expenses........               4,146,797            2,795,121           3,364,574
Research and development..............................                 340,947              493,723             465,166
Demonstration plant and laboratory operations.........                 686,004              756,969             733,268
Depreciation and amortization.........................               2,710,570            1,969,561           1,861,164
                                                                   -----------          -----------         -----------
  Total operating costs & expenses....................               8,639,599            6,015,374           6,424,172
                                                                   -----------          -----------         -----------

OPERATING INCOME (LOSS)                                             (6,419,014)          (4,930,551)         (4,827,874)

Gain of sale of mine..................................                 700,500                    -                   -
Interest and other income.............................                 667,702              650,353             171,269
Interest expense......................................              (1,159,925)            (546,985)           (184,864)
Equity in loss of unconsolidated affiliates...........                (573,080)            (267,977)            (86,572)
Write-down of mine property and reclamation costs.....                       -                    -            (700,500)
                                                                   -----------          -----------         -----------
Loss before income taxes..............................              (6,783,817)          (5,095,160)         (5,628,541)
Income tax benefit....................................                       -                    -                   -
                                                                   -----------          -----------         -----------

NET LOSS..............................................             $(6,783,817)         $(5,095,160)        $(5,628,541)
                                                                   ===========          ===========         ===========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE..             $     (.28)          $      (.21)        $      (.25)
                                                                   ===========          ===========         ===========

Weighted average common shares outstanding............              23,931,000           23,820,000          22,458,000
                                                                   ===========          ===========         ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                               ADDITIONAL
                                                   COMMON STOCK                 PAID-IN           ACCUMULATED
                                                ------------------
                                             SHARES             AMOUNT          CAPITAL             DEFICIT
                                       -------------------------------------------------------------------------
Balance, December 31, 1995.............       22,159,374          $22,159         $42,293,556       $(28,563,187)
Stock issued for cash..................          382,000              382           1,449,498                  -
Stock issued for services and board
     of director fees..................          134,666              135             650,039                  -
Warrants issued for services...........                -                -             300,000                  -
Net loss...............................                -                -                   -         (5,628,541)
                                              ----------          -------         -----------       ------------
Balance, December 31, 1996.............       22,676,040           22,676          44,693,093        (34,191,728)
Stock issued for cash..................        1,250,000            1,250           2,498,750                  -
Warrants issued in connection with
     placement of convertible
     debentures........................                -                -             567,000                  -
Net loss...............................                -                -                   -         (5,095,160)
                                              ----------          -------         -----------       ------------
Balance, December 31, 1997.............       23,926,040           23,926          47,758,843        (39,286,888)
Warrants and options issued for
 services..............................                -                -             196,000                  -
Options issued in connection with
 acquisition...........................                -                -             253,750                  -
Stock issued for services..............           25,700               26              96,349                  -
Net loss...............................                -                -                   -         (6,783,817)
                                              ----------          -------         -----------       ------------
Balance, December 31, 1998.............       23,951,740          $23,952         $48,304,942       $(46,070,705)
                                              ==========          =======         ===========       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                1998               1997                1996
                                                        --------------------------------------------------------
OPERATING ACTIVITIES
  Net loss..............................................       $(6,783,817)       $(5,095,160)       $(5,628,541)
  Adjustments to reconcile net loss to cash
     Used in operating activities
      Depreciation and amortization.....................         2,710,570          1,969,561          1,861,164
      Gain on sale of mine..............................          (700,500)                 -                  -
      Write-down of mine property and
       reclamation costs................................                 -                  -            700,500
      Equity in loss of unconsolidated affiliates.......           573,080            267,977             86,572
      Common stock issued for services..................           292,374                  -                  -
      Stock options and warrants issued for services....                 -                  -            237,500
      Other, net........................................           (81,069)           (16,197)                 -
  Changes in operating assets and liabilities
      Receivables and unbilled revenue..................          (482,823)          (155,332)          (669,687)
      Trade and related party payables..................          (133,624)          (590,715)           569,925
      Accrued interest and other liabilities............            86,649            435,452            (28,886)
      Prepaid royalty...................................                 -                  -           (300,000)
      Other.............................................          (122,898)          (147,281)           (37,431)
                                                               -----------        -----------        -----------
Cash used in operating activities.......................        (4,642,058)        (3,331,695)        (3,208,884)
                                                               -----------        -----------        -----------

INVESTING ACTIVITIES
  Acquisition of Pegasus Technologies, Limited..........        (1,610,657)                 -                  -
  Patents acquisition and pending patent applications...          (269,016)           (59,260)           (35,918)
  Investments in K-Fuel, L.L.C..........................           (98,876)          (334,813)          (243,752)
  Investments in KFX Fuel Partners, L.P.................          (215,183)          (733,120)                 -
  Investments in Charco Redondo, LLC  ....                        (629,238)                 -                  -
  Purchases of property and equipment...................          (302,075)           (16,175)          (211,700)
  Reclamation deposit...................................                 -                  -          1,503,032
  Other.................................................          (701,878)           (36,224)          (130,221)
                                                               -----------        -----------        -----------
Cash provided by (used in) investing activities.........        (3,826,923)        (1,179,592)           881,441
                                                               -----------        -----------        -----------

FINANCING ACTIVITIES
  Net proceeds from sale of common stock................                 -          2,500,000          1,449,880
  Proceeds from issuance of notes/debentures............           115,000         17,000,000                  -
  Debenture placement fees..............................                 -         (1,868,565)                 -
  Payments on promissory notes..........................           (74,800)          (445,000)          (588,851)
                                                               -----------        -----------        -----------
Cash provided by financing activities...................            40,200         17,186,435            861,029
                                                               -----------        -----------        -----------
Increase (decrease) in cash and cash equivalents........        (8,428,781)        12,675,148         (1,466,414)
Cash and cash equivalents, beginning of period..........        14,078,773          1,403,625          2,870,039
                                                               -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................       $ 5,649,992        $14,078,773        $ 1,403,625
                                                               ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest..................................       $ 1,130,437        $   134,605        $   157,404
                                                               ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
See Notes 2, 9, 12, 13, 14 and 15.

  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

          The consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company"), its wholly-owned subsidiaries, Net Power Solutions, LLC ("NPS") and KFX Wyoming, Inc. ("KFXW"), and its majority-owned subsidiaries, Pegasus Technologies, Limited ("Pegasus"), KFX Technology, Inc. ("KFXT"), and Heartland Fuels Corporation ("HFC"). The Company's 51 percent interest in K-Fuel, L.L.C. ("K-Fuel LLC"), and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to control these entities. All significant inter-company transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

          The Company is engaged in developing and delivering various technology and service solutions to the electric power generation industry to facilitate the industry's compliance with air emission standards and transformation to intensive competition as the domestic power industry undergoes deregulation. The Company considers its business to be in one industry segment since its existing products and services serve the same end industry and provide similar benefits. In addition, new products and services under development are expected to be complementary. As the Company's business evolves, it may determine that it operates in more than one segment. During each of the three years ended December 31, 1998, substantially all of the Company's operating activities was conducted domestically.

          Currently the Company has technology solutions that enhance the output of coal-fired electric utility boilers while simultaneously reducing the related environmental impacts. The patented K-Fuel Technology uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel ("K-Fuel"). KFx plans to license K-Fuel Technology domestically and internationally to various parties wishing to construct and operate K-Fuel production facilities.

          In 1998, through the acquisition of a controlling interest in Pegasus and the Company's formation of NPS, the Company added NeuSIGHT(TM) to its solutions. NeuSIGHT is the leading combustion optimization product for coal-fired electric utility boilers, which, in addition to improving boiler efficiency, reduces NOX emissions. NeuSIGHT is a neural network-based (i.e., artificial intelligence) software technology. Pegasus developed NeuSIGHT and continues to enhance NeuSIGHT and develop related products while NPS focuses on marketing and sales of NeuSIGHT licenses and related implementation services.

SOFTWARE LICENSE AND SERVICES REVENUE

          The Company recognizes software licenses and services revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition." The Company derives revenues from license fees for the Company's NeuSIGHT software and services, including installation and implementations, under the terms of both fixed price and time and material contracts.

          Since most of the NeuSIGHT revenues in 1998 were derived from turnkey projects wherein the Company was required to provide the license and installation and implementation services in one fixed price contract, license fees and services revenues during 1998 were generally recognized using the percentage-of-completion method of accounting. The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in costs, estimated costs and

                                   KFX INC.

other factors that may lead to a change in the original estimated profitability of a fixed price contract. In such circumstances, adjustments to cost and profitability estimates are made in the periods in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue and are generally billed and collected within twelve months.. Unbilled work-in-progress represents revenue earned but not yet billed under the terms of fixed price contracts.

          Revenue from other services provided pursuant to time-and-materials contracts is recognized as the services are performed. The Company did not derive a significant level of revenues from maintenance contracts or training services during 1998.

PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the following estimated useful lives:

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

GOODWILL

          Goodwill, which was recorded in connection with the acquisition of Pegasus using the purchase accounting method, is amortized on a straight-line basis over an estimated useful life of five years.

DEFERRED FINANCING COSTS

          The Company capitalized issuance costs related to the convertible debentures. These costs are amortized over the life of the debentures using the straight-line method, the results of which are not materially different than using the effective interest method because of the short life of the debentures.

RESEARCH AND DEVELOPMENT COSTS

          Research and development costs related to software development and K-Fuel technology research are expensed as incurred. Such costs are required to be expensed until such time as technological feasibility of the product, process or improvement thereto is established, after which remaining costs can be capitalized until general availability of the product. The period of time between achieving technological feasibility and general availability is typically short. Accordingly, costs incurred after technological feasibility that are otherwise capitalizable, are charged to expense because they are not significant.

                                   KFX INC.

STOCK BASED COMPENSATION

          The Company periodically grants qualified and non-qualified stock options to certain executive officers, non-employee directors and other key employees under two employee stock option plans as well as outside these plans. Stock options granted are accounted for in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB25"), which generally provides that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to fair value at date of grant.

NET INCOME (LOSS) PER COMMON SHARE

          Basic net income (loss) per common share excludes any dilutive effects of options, warrants and convertible securities. All options and warrants have been excluded from diluted net loss per share because the impact of such inclusion on a net loss is inherently anti-dilutive.

CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash and cash equivalents included commercial paper and money market accounts of $5,564,992 and $14,068,510, respectively. Such amounts are carried at cost, which at December 31, 1998 and 1997 approximated fair market value.

ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Significant estimates have been made by management with respect to the realizability of the Company's property, plant and equipment, patents, equity investments, and prepaid royalty. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

RECLASSIFICATIONS

          Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the current year presentation.

NOTE 2.  PEGASUS TECHNOLOGIES, LIMITED

          On March 23, 1998, the Company acquired a 60 percent interest in Pegasus, an Ohio limited liability company that develops and markets computer software products intended to optimize combustion and provide related benefits in coal-fired electric utility power plants. The purchase price totaled $2,574,000 and consisted of a cash payment of $1,100,000, $600,000 in four-year promissory notes, the agreement to provide an immediate capital contribution of $500,000 and certain costs related to the acquisition. The promissory notes bear interest at 5% and require annual principal payments of $150,000 each anniversary date until fully paid in March 2002. In addition, the Company agreed to issue to certain Pegasus principals non-qualified stock options to purchase 75,000 common shares under the Company's 1996 Stock Option and Incentive Plan at $3.75 per share. The Company also issued 100,000 fully vested non-qualified stock options under the Company's 1996 Stock Option and Incentive Plan to a consultant who provided certain acquisition services. Using the Black-Scholes option-pricing model, the stock options were valued at $253,750; this amount is included in goodwill and acquisition costs related to the acquisition

                                   KFX INC.

of Pegasus. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

          Of the total purchase price, approximately $2,209,000 was allocated to goodwill, since at date of acquisition fair value of the underlying net assets of Pegasus was negative and there were no significant assets nor any research and development in process. Goodwill is being amortized over five years. The financial condition of Pegasus at December 31, 1998 and its results of operations for the period March 24, 1998 to December 31, 1998 are included in the consolidated financial statements of the Company. Unaudited pro forma operating results as if the acquisition of Pegasus had occurred as of January 1, 1997 are summarized as follows:

                                                                             1998                   1997
                                                                       -------------------------------------
                                                                                  (unaudited)
Operating revenues...............................................          $ 2,266,000           $ 1,891,000
Net loss.........................................................          $(7,131,000)          $(5,873,000)
Basic net loss per common share..................................          $      (.30)          $      (.25)

Note 3.  Property, Plant and Equipment

         Property, plant and equipment consisted of the following:


                                                                                    DECEMBER 31,
                                                                             1998                  1997
                                                                -------------------------------------------
Demonstration plant...........................................           $10,854,375            $10,854,375
Mine property.................................................                     -                465,500
Office and computer equipment.................................               382,485                192,589
Other.........................................................               344,220                144,661
                                                                         -----------            -----------
                                                                          11,581,080             11,657,125
Less accumulated depreciation.................................            (8,337,268)            (7,198,820)
                                                                         -----------            -----------
                                                                         $ 3,243,812            $ 4,458,305
                                                                         ===========            ===========

          Depreciation expense was $1,109,928, $1,016,670 and $837,945 in 1998,
1997 and 1996, respectively.

          In order to facilitate the development of the production facility discussed in Note 5, in 1995 the Company acquired certain coal mining and surface properties near Gillette, Wyoming. The consideration paid for the properties is in the form of a royalty share agreement whereby the Company is required to pay Fort Union an amount equal to 20 percent of the royalty income received by the Company from all North American applications of the K-Fuel process until the earlier of such time as (1) Fort Union has received royalty share payments in the amount of $1,500,000, or (2) September 15, 2015. Additionally, the Company was required to assume the reclamation liabilities related to the acquired properties. In 1996, the Company reassessed the value of this asset and wrote down its investment in mining property to an estimated fair market value of $465,500. The charge of $566,512 is reflected in the results of operations of the Company for the year ended December 31, 1996. During 1998, this property was sold to KFP in exchange for KFP's assumption of the mine reclamation liability, resulting in a gain of $700,500. Application has been made to the State of Wyoming for formal transfer of the mine reclamation liability and related operating permit, which are expected to be received in 1999.

                                    KFX INC.

NOTE 4.   PATENTS

          Patents consisted of the following:


                                                                                  DECEMBER 31,
                                                                              1998                 1997
                                                                        -----------------------------------
Series "A" and "B" patents........................................         $ 8,800,000          $ 8,800,000
Series "C" patents................................................           1,335,134            1,335,134
Foreign patents - granted.........................................             212,922              212,922
Domestic and foreign patents - pending............................             401,604              182,589
Other.............................................................              50,000                    -
                                                                           -----------          -----------
                                                                            10,799,660           10,530,645
Less accumulated amortization.....................................          (8,077,591)          (7,442,792)
                                                                           -----------          -----------
                                                                           $ 2,722,069          $ 3,087,853
                                                                           ===========          ===========

          Patents amortization expense, including abandoned patents, was $634,799, $637,765 and $646,607 in 1998, 1997 and 1996, respectively.

NOTE 5.   INVESTMENT IN KFX FUEL PARTNERS, L.P.

          In August 1995, the Company acquired a 5 percent general and limited partnership interest in KFP. Thermo Ecotek Corporation ("TCK") holds the remaining 95 percent general and limited partnership interest in KFP. In September 1995, KFP began construction of a 500,000 tons-per-year K-Fuel production facility near Gillette, Wyoming. At December 31, 1998, total construction costs of the facility were approximately $66.5 million. As part of its investment in 1995, the Company contributed to KFP certain assets from its demonstration facility near Gillette, Wyoming with a book value of approximately $411,000, and certain permitting and engineering costs incurred by the Company totaling approximately $620,000. Additionally, as a condition of acquiring the 5 percent interest in KFP, in August 1995 the Company acquired an additional 80 percent interest in HFC in exchange for 375,000 shares of the Company's common stock valued at $1,875,000, a cash payment of $100,000, and a promissory note of $150,000 paid in 1996. HFC's only asset is a license to the Company's Series "A" and "B" K-Fuel technology. Prior to the HFC transaction, the Company held a 5 percent interest in HFC and was indebted to HFC in the amount of approximately $364,000. The total consideration paid for the HFC interest, less the indebtedness of the Company to HFC, was also recorded as part of the Company's investment in KFP.

          In addition to its 5 percent interest in KFP, the Company receives a royalty of 3 percent of the net sales of the KFP facility. The Company also performed $519,501 and $395,679 of technical services for KFP in 1998 and 1997, respectively; these amounts are included in contract revenues for the periods.

          KFP began operations at the KFP facility in April 1998. Although the facility is operating and producing commercially salable product, KFP has encountered certain difficulties in optimizing its performance to achieve optimal and sustained operations. KFP has addressed and resolved certain problems previously encountered, including a fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure release equipment. KFP continues to experience certain operational problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. KFP is actively exploring solutions to these problems. Because the technology being developed is new, no assurance can be given that other difficulties will not arise or that KFP will be able to correct these problems and achieve optimal and sustained performance.

                                   KFX INC.

          In connection with the commencement of operations of the KFP Facility in April 1998, the Company reclassified $269,883 to accounts receivable from affiliates for certain capitalized contract services, which were reimbursed by KFP in July 1998.

          KFP had total assets of approximately $68.4 million and $55.4 million and total liabilities of approximately $12.3 million and $3.6 million at December 31, 1998 and 1997, respectively. For the year ended December 31, 1998, KFP reported $173,000 in revenues and $7.4 million in net loss. For the years ended December 31, 1997 and 1996, KFP generated no revenues and had no net income since all of KFP's efforts were directed towards start-up of the facility.

NOTE 6.   THERMO ECOTEK CORPORATION STOCK PURCHASE AGREEMENT

          In August 1995, the Company and TCK entered into a stock purchase agreement (the "Stock Purchase Agreement") whereby TCK acquired 1,500,000 shares of the Company's common stock for $3 million, and the right to purchase up to an additional 2,750,000 shares of the Company's common stock at the same price per share. In December 1995, TCK purchased an additional 1,500,000 shares for $3 million. Additionally, TCK purchased the remaining 1,250,000 shares of common stock in January 1997 for $2.5 million, increasing its ownership in the Company to approximately 18 percent.

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

NOTE 7.   INVESTMENT IN K-FUEL, L.L.C.

          In April 1996, the Company and Kennecott Alternative Fuels, Inc. ("KAFI"), a wholly-owned subsidiary of Kennecott Energy and Coal Company ("KECC"), formed K-Fuel, LLC. Pursuant to the Limited Liability Company Agreement (the "Agreement"), K-Fuel, LLC is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of plants or facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Commercial Projects will be constructed by separate entities in which KAFI, the Company or both may have an equity interest and which will receive a sublicense from K-Fuel, LLC for the K-Fuel Technology.

          Initially, the Company has a 51 percent interest in K-Fuel, LLC and KAFI has a 49 percent interest, except to the extent of certain research and development and amortization expenses, which by written agreement are allocated 100 percent to KAFI. At such time as entities in which KAFI has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, KAFI will have a 51 percent interest in K-Fuel, LLC and the Company will have a 49 percent interest. A fee of $1,000,000 was paid to the Company in consideration for the Company entering into the Agreement, and has been recorded by the Company as

                                   KFX INC.

joint venture fee revenue in 1996. Subject to certain conditions, KAFI has also agreed to make additional capital contributions to K-Fuel, LLC in such amounts as may be necessary for all research and development costs incurred by K-Fuel, LLC, up to $4,000,000. KAFI incurred such research and development costs totaling approximately $51,000, $879,000 and $1,440,000 in 1998, 1997 and 1996,
respectively, and an additional $209,000, $327,000 and $371,000, for certain administrative, marketing and project development activities in the United States and Indonesia for the same periods. The Company contributed $99,000, $334,000 and $386,000 to K-Fuel, LLC in 1998, 1997 and 1996, respectively, for certain administrative, marketing and project development activities in the United States and Indonesia. As of December 31, 1998, K-Fuel, LLC was not committed to fund or construct any Commercial Projects.

          The activities and financial results of K-Fuel, LLC are accounted for by the Company using the equity method, rather than as a consolidated subsidiary, since the Company does not have the authority to control K-Fuel, LLC. The Company recognized an expense of $319,460, $267,977 and $86,572 for its equity share of the marketing, general and administrative expenses of K-Fuel, LLC for 1998, 1997 and 1996, respectively. The Company's investment in K-Fuel, LLC at December 31, 1998 was approximately $160,000.

          In connection with the Agreement, the Company granted K-Fuel, LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the K-Fuel Technology, except to the extent that it pertains to the beneficiation or restructuring of coal or coal-related feedstocks covered under the HFC License (as defined below) (the "KFX License"). In addition, Heartland Fuels Corporation, an 85 percent owned subsidiary of the Company, granted K-Fuel, LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the Series "A" and Series "B" K-Fuel Technology, as it pertains to the beneficiation or restructuring of coal or coal-related feedstocks (the "HFC License"). Both the KFX License and the HFC License specify minimum terms and provisions for any sublicenses granted by K-Fuel, LLC to third parties.

NOTE 8.   CHARCO REDONDO, LLC

          In December 1997, the Company purchased a 12.6 percent interest in Charco Redondo, LLC, a Texas limited liability company, ("Charco") for $540,000, which was funded during 1998. The Company has made additional investments approximating $89,000 pursuant to cash calls made by Charco through December 31, 1998. Charco is a pilot tertiary oil recovery project.

NOTE 9.   PREPAID ROYALTY

          In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. Prior to the agreement, Mr. Koppelman was entitled to a royalty of 2 percent on the gross sales value of K-Fuel product produced by any entity, including any product produced by the Company. As a result of the agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights.

          As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 in cash and issued a promissory note for $200,000, which was paid in full in 1997. The $500,000 prepaid royalty will be amortized based on the difference between what royalty payments to Mr. Koppelman would have been on the original royalty agreement and the amended royalty agreement reached in 1996.

                                   KFX INC.

NOTE 10.  DUE TO RELATED PARTIES

          Due to related parties consisted of the following:


                                                                                  DECEMBER 31,
                                                                           1998                  1997
                                                                  ---------------------------------------
Due to KFx Fuel Partners, L.P.....................................        $    267,446       $          -
Due to K-Fuel, L.L.C..............................................             204,058            244,665
Due to KSA Partnership............................................                   -            286,958
                                                                          ------------       ------------

  Total related party liabilities.................................        $    471,504       $    531,623
                                                                          ============       ============

          During 1998 and 1997, the Company wrote off $95,653 and $237,438, respectively, in net trade and related party payables since such amounts were forgiven or otherwise determined to be no longer due.

NOTE 11.  LONG-TERM DEBT

          Long-term debt consisted of the following:

                                                                                  DECEMBER 31,
                                                                            1998                  1997
                                                                  -------------------------------------------
Unsecured promissory note, interest at 6.5 percent and payable
 May 28, 1999.....................................................          $   500,000             $ 500,000
Unsecured promissory note, interest at 8.0 percent and payable
 April 20, 1999...................................................              260,000               280,000
Unsecured promissory note, interest at 6.0 percent, payable in
 $10,000 quarterly installments beginning March 2000 with the
 balance due December 2001........................................              170,000                     -
Unsecured promissory note, interest at 5.0 percent due with
 principal payments in four annual payments approximating
 $150,000 each beginning March 1999...............................              600,000                     -
Other, due and paid January 1999..................................               65,000                     -
                                                                            -----------             ---------
                                                                              1,595,000               780,000
Less current maturities...........................................             (704,207)             (280,000)
                                                                            -----------             ---------
                                                                            $   890,793             $ 500,000
                                                                            ===========             =========

          Scheduled maturities of long-term debt at December 31, 1998 are as follows: $704,207 in 1999, $446,167 in 2000, $283,476 in 2001, and $17,161,150
(including the Convertible Debentures) in 2002.

NOTE 12.  CONVERTIBLE DEBENTURES

          On July 31, 1997, the Company completed a private placement of unsecured convertible debentures (the "Debentures") totaling $17.0 million. The Debentures mature in July 2002 at 112% of principal amount, and have an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31. The Debentures became convertible into shares of the Company's common stock at a conversion price of $3.75 per share, beginning on October 30, 1997. On November 1, 1999, the conversion price will change to be 90 percent of the average closing price of the Company's common stock for the 15 days immediately preceding November 1, 1999. The conversion price on November 1, 1999 cannot be less than $3.65 per share, subject to certain adjustments. The Debentures are redeemable at 130% of principal amount after July 31, 1999. The Debentures contain covenants related to investments, payment of

                                   KFX INC.

dividends, additional indebtedness and certain other matters. Management believes that the Company has complied with the Debenture's covenants in all material respects. In connection with the sale of the Debentures, the Company issued warrants to purchase 453,333 shares of common stock to the placement agents. See Note 15.

          The Debentures were offered, sold and delivered only to non-United States persons outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended.

          The net cash proceeds from the sale of the Debentures (approximately $15.1 million) have been and will be used for the acquisition and development of strategic businesses expected to enhance the growth and financial performance of the Company, and for general corporate purposes.

NOTE 13.  STOCKHOLDERS' EQUITY

          In 1998, the Company granted warrants and options to purchase 320,000 shares of the Company's common stock at an exercise price of $3.75 per share in exchange for certain professional services. Using the Black-Scholes option-pricing model, the warrants were valued at $196,000; this amount is included in marketing, general and administrative expenses for 1998.

          In 1998, the Company granted purchase options for 175,000 shares of the Company's common stock under the Company's 1996 Stock Option and Incentive Plan in connection with the Company's acquisition of a 60 percent interest in Pegasus Technologies, LLC. Using the Black-Scholes option-pricing model, the stock options were valued at $253,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus Technologies, LLC.

          During 1998, the Company issued 25,700 shares of its common stock at $3.75 per share in exchange for consulting services; $96,375 of related expense is included in marketing, general and administrative expenses.

          During 1997, the Company issued 1,250,000 shares of common stock for $2,500,000 as part of the Stock Purchase Agreement.

          In connection with the sale of the Debentures, the Company issued to the placement agents warrants to purchase 453,333 shares of common stock at an exercise price of $5.00 per share, expiring in July 2002. The warrants were valued at $567,000 using the Black-Scholes option-pricing model and are included in the total debenture offering costs of $2,435,565.

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

                                   KFX INC.

14.  STOCK OPTION PLANS

          The Company has two employee stock option plans - the Amended and Restated Stock Option Plan (the "1992 Plan"), and the 1996 Stock Option and Incentive Plan (the "1996 Plan").

          The 1992 Plan provides for the award to executive officers (including officers who are also directors), non-employee directors and other key employees of the Company of either non-qualified stock options ("NSO") or incentive stock options ("ISO"), as defined in Section 422 of the United States Internal Revenue
Code.   Stock options, either NSO or ISO, granted under the 1992 Plan vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date of the grant until fully vested, unless other terms of vesting are specified by the Compensation Committee of the Board of Directors (the "Committee"). Additionally, the Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control of the Company, as defined (which includes, in general and among other items, a change in ownership of 15% or more, a sale of substantially all of the Company's assets and a merger involving the Company). All stock options granted under the 1992 Plan expire ten years from the date of grant. The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan., of which 148,000 options remain available for grant. As a result of TCK's investment in the Company on January 31,1997, increasing its ownership in the Company to in excess of 15 percent, all options outstanding under the 1992 Plan at that date became fully vested at that time.

          The 1996 Plan provides for the award to executive officers, non-employee directors and other key employees and consultants of the Company of only non-qualified stock options. Stock options granted under the 1996 Plan generally vest 20 percent on the first anniversary date of the grant, and an additional 20 percent each anniversary date thereafter until fully vested. The Committee has similar authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. All stock options granted under the 1996 Plan expire seven years from the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Plan, of which 85,000 options remain available for grant

          In addition to the 1992 Plan and the 1996 Plan, the Company has issued non-qualified stock options related to various compensation and fee agreements with employees of and consultants to the Company.

          The following table summarizes the Company's stock option activity for the three-year period ending December 31, 1998:

                                         OPTION ACTIVITY                   OPTIONS EXERCISABLE AT YEAR END
                             ----------------------------------------  ---------------------------------------
                                                      WEIGHTED                                 WEIGHTED
                                   TOTAL               AVERAGE                                 AVERAGE
                                  OPTIONS          PRICE PER SHARE         BALANCE         PRICE PER SHARE
                           -----------------------------------------------------------------------------------
Balance 12-31-95...........       1,370,000             $4.55
Granted....................       1,025,500             $6.37
Expired and cancelled......         (30,000)            $5.13
                                  ---------
Balance 12-31-96...........       2,365,500             $5.28             1,460,000             $4.66
Granted....................         885,000             $4.01
Expired and cancelled......        (388,000)            $5.92
                                  ---------
Balance 12-31-97...........       2,862,500             $4.80             1,637,100             $4.67
Granted....................       1,310,000             $4.05
Expired and cancelled......        (300,500)            $6.87
                                  ---------
Balance 12-31-98...........       3,872,000             $4.38             2,273,000             $4.42
                                  =========

                                   KFX INC.

          The range of exercise prices for stock options outstanding and exercisable at December 31, 1998 was $3.75 per share to $7.39 per share. All stock options granted during each of the three years ended December 31, 1998 were at exercise prices that were not below the fair market value of the Company's common stock on the date of grant. Generally such grants were at the greater of fair market value of the Company's common stock on the date of grant or $3.75 per share, due to restrictions imposed under the Convertible Debentures and the TCK Stock Purchase Agreement.

          The Company measures compensation expense under Accounting Principles Board ("APB") No. 25, which uses an intrinsic value approach to measurement, i.e., compensation expense is generally recognized only when the exercise price of an employee stock option or similar equity instrument is below the fair market value of the underlying common stock on the date of grant.

          The following table summarizes the pro forma effects on net loss, and the related assumptions under the Black-Scholes option pricing model, for the three most recent fiscal years as if the Company had elected to implement the fair value approach of accounting for stock options as provided by Statement of Financial Accounting Standards No. 123 ("Accounting for Stock-Based Compensation) issued in 1995:


                                                                      YEAR ENDED DECEMBER 31,
                                                         1998                 1997                  1996
                                                ---------------------------------------------------------------
Net loss - pro forma............................        $(8,066,000)          $(7,959,000)          $(6,321,000)
Net loss per share - pro forma..................        $      (.34)          $      (.33)          $      (.28)
Weighted average................................
     Risk free interest rate....................               4.86%                 6.48%                 6.66%
     Expected option life (years)...............                5.9                   6.7                   7.0
     Expected volatility........................               50.6%                 50.4%                 54.8%
     Expected dividends.........................                 NA                    NA                    NA

NOTE 15.  WARRANTS TO PURCHASE COMMON STOCK

          See Note 6 regarding the warrants held by TCK to acquire up to 51% of the shares of the Company's common stock beginning in January 2000.

          Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. The following table summarizes the outstanding warrants as of December 31, 1998, all of which are fully exercisable as of that date:

                                  TYPE OF            NUMBER OF        EXERCISE PRICE
                                TRANSACTION           SHARES            PER SHARE             EXPIRATION
                          ------------------------------------------------------------------------------------
Granted in 1996...........       Services             200,000          $       4.00               1999
Granted in 1997...........       Services             453,333          $       5.00               2002
GRANTED IN 1998...........       SERVICES             230,000          $4.38-$ 3.75               2001
                                                      -------

                                                      883,333
                                                      =======

                                   KFX INC.

          Related to the issuance of the warrants in 1996 for services, the Company recorded non-cash charges of $237,500 in 1996 for the difference between the fair market value per share of the Company's common stock and the warrant price on the date of the issuance. Warrants granted in 1997 related to the placement of the Convertible Debentures. Warrants granted in 1998 related to certain professional service expenses totaling $196,000.

NOTE 16.  COMMITMENTS AND CONTINGENT LIABILITIES

          The Company is obligated for noncancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. Rent expense in 1998, 1997, and 1996 was $204,847, $182,005 and $226,025, respectively. The lease agreements require future minimum lease payments as follows:

                         YEAR ENDING DECEMBER 31,            AMOUNT PAYABLE
                         -----------------------             --------------
                1999.................................               $206,000
                2000.................................                136,000
                2001.................................                 72,000
                2002.................................                 68,000
                2003.................................                 33,000
                                                                    --------
                                                                    $515,000
                                                                    ========

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

          As part of the restructured bond agreement with the State of Wyoming (Wyoming) in 1994, Energy Brothers Holding, Inc., an affiliate of the Company, and an officer and director of the Company executed a promissory note to the State of Wyoming for $819,000, with annual interest at 6 percent. The Company has agreed to indemnify both Energy Brothers Holding, Inc. and the officer and director of the Company to the extent that payments are made to the State of Wyoming under the agreement. In addition, the Company entered into a royalty agreement with Wyoming, which requires the Company to pay Wyoming 12 percent of its domestic K-Fuel license and royalty revenue. The rate decreases to 6 percent when cumulative payments under the royalty agreement total $5 million.

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

                                   KFX INC.

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

          In November 1995, the Company filed a lawsuit against Fru-Con Construction Corporation and Fru-Con Engineering, Inc. (collectively, "Fru-Con") in the Wyoming State Court, 6th Judicial District. The action has been removed to the United States District Court for the District of Wyoming. The Company's lawsuit requests that the court enter a judgement that Fru-Con has no interest or claim in or against the Company or any of the Company's property or interests, or that Fru-Con is barred from such claims. Fru-Con had asserted claims for approximately $1.8 million for engineering services and an interest in K-Fuel plants built in North America by virtue of contractual arrangements with a limited partnership sponsored by corporations in which a predecessor entity to the Company had a partnership interest. Because the work done by Fru-Con was for a limited partnership in which the Company's predecessor entity was not a partner, and because payment for the work performed by Fru-Con was contingent upon successful project financing which never materialized, as well as for other legal and factual reasons, the Company believes that Fru-Con has no valid rights or claims against the Company. On May 20, 1997, the Court granted the Company's Motion for Summary Judgment on all claims. Fru-Con subsequently appealed to the 10th Circuit Court of Appeals. On September 1, 1998 the Appeals Court affirmed the District Court's opinion. The Company believes that any further developments in this matter will not have a material adverse impact on the Company's financial position or results of operations.

          On March 9, 1998, Fidelity and Deposit of Maryland (F&D), as subrogee of Walsh Construction Company (Walsh), a division of Guy F. Atkinson Company, filed a construction lien against KFP with respect to the construction of the KFP Facility in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations. In connection with this action, KFP has filed a counterclaim in excess of $29 million against F&D, the surety company for Walsh. The counterclaim asserts various claims of faulty construction performed by Walsh at the KFP Facility. The counterclaim is in discovery and it is not possible to predict the outcome of this action; however, the Company believes that the counterclaim will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 17.  INCOME TAXES

          All of the Company's operations are currently domestic, with income taxable at the federal statutory rate of 34 percent plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

                                                                    1998                     1997
                                                        --------------------------------------------------
Gross deferred tax assets:
  Loss (NOL) carryforwards..............................             $ 10,712,000              $ 8,229,000
  Depreciation and amortization.........................                  632,000                  491,000
  Deferred compensation.................................                  482,000                  544,000
  Other.................................................                   64,000                  119,000
                                                                     ------------              -----------
     Gross deferred tax assets..........................               11,890,000                9,383,000
     Deferred tax assets valuation allowance............              (11,890,000)              (9,383,000)
                                                                     ------------              -----------
       Net deferred tax assets..........................             $          -              $         -
                                                                     ============              ===========

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)


          No net deferred tax asset has been recorded for NOL carryforwards or other deferred tax assets because there is no assurance that such benefits will be realized. The Company's loss carryforwards of approximately $28,700,000 expire in various amounts through 2013. The Internal Revenue Code places certain limitations on the annual amount of NOL carryforwards that can be used to offset taxable income in instances in which certain significant changes in the Company's ownership have occurred over a three year period. The Company does not believe that its NOL carryforward is currently subject to such limitations but future ownership changes may trigger such limitations.

          The Company's total provision for income taxes in 1998, 1997 and 1996 were different from the amount expected by applying the statutory federal income tax rate to the net loss. The approximate differences are as follows:

                                                         1998               1997               1996
                                                 --------------------------------------------------------
Expected tax benefit on loss before income taxes        $(2,306,000)       $(1,732,000)       $(1,914,000)
Expected state tax benefit, net....                        (220,000)          (166,000)          (172,000)
Non-deductible items.............................            42,000             27,000            142,000
Increase in valuation allowance..................         2,507,000          1,704,000          1,662,000
Other............................................           (23,000)           167,000            282,000
                                                        -----------        -----------        -----------
  Total income tax benefit.......................       $         -        $         -        $         -
                                                        ===========        ===========        ===========