Form 10-Q
period 1999-03-31
KFX INC
filed 1999-05-17
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
-----------------------------------------------------------------------------
                                   FORM 10-Q
(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


  [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
-----------------------------------------------------------------------------
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

On May 7, 1999 there were 23,951,740 shares of the Registrant's common stock outstanding.

                                   KFX INC.

                          FORM 10-Q QUARTERLY REPORT
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
     Consolidated Balance Sheets - March 31, 1999 (Unaudited) and December 31, 1998 ............         3
     Consolidated Statements of Operations - Three Months Ended
         March 31, 1999 and 1998 (Unaudited) ...................................................         4
     Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 1999 and 1998 (Unaudited) ...................................................         5
     Notes to Consolidated Financial Statements (Unaudited) ....................................         7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations .................................................................         8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............................        13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................................        14

Item 2.  Changes in Securities and Use of Proceeds .............................................        14

Item 3.  Defaults Upon Senior Securities .......................................................        14

Item 4.  Submission of Matters to a Vote of Security Holders ...................................        14

Item 5.  Other Information .....................................................................        14

Item 6.  Exhibits and Reports on Form 8-K ......................................................        15

Signatures .....................................................................................        16

                                    KFX INC.

                         PART I--FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,
                                                                               1999            DECEMBER 31,
                                                                            (UNAUDITED)            1998
                                                                            --------------------------------
ASSETS
Current:
  Cash and cash equivalents............................................      $  3,897,670        $  5,649,992
  Accounts receivable..................................................           238,947             952,977
  Accounts receivable - affiliates.....................................           342,903             193,842
  Unbilled revenue.....................................................           187,502                   -
       Prepaid expenses and other......................................           178,474             207,995
                                                                             ------------        ------------
     Total current assets.............................................          4,845,496           7,004,806
                                                                             ------------        ------------
Property, plant and equipment, net of accumulated depreciation.........         3,003,858           3,243,812
Patents, net of accumulated amortization...............................         2,592,300           2,722,069
Investment in and advances to KFX Fuel Partners, L.P...................         3,533,879           3,779,412
Investment in K-Fuel, LLC..............................................           127,465             159,967
Investment in Charco Redondo, LLC......................................           629,238             629,238
Goodwill - net of accumulated amortization.............................         1,968,717           2,066,669
Debt issue costs, net of accumulated amortization......................         1,615,565           1,738,565
Prepaid royalty........................................................           498,000             498,500
Other assets...........................................................           845,257             829,251
                                                                             ------------        ------------
                                                                             $ 19,659,775        $ 22,672,289
                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
  Accounts payable.....................................................      $    198,255        $    188,578
  Accrued expenses.....................................................           148,182             247,011
  Deferred revenue.....................................................           248,702             381,000
  Accounts payable to affiliates.......................................           471,504             471,504
  Interest payable.....................................................           195,274             531,007
  Current maturities of long-term debt.................................           676,167             704,207
                                                                             ------------        ------------
     Total current liabilities.........................................         1,938,084           2,523,307
                                                                             ------------        ------------
Long-term debt, less current maturities................................           709,626             890,793
Convertible debentures.................................................        17,000,000          17,000,000
                                                                             ------------        ------------
     Total liabilities.................................................        19,647,710          20,414,100
                                                                             ------------        ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000 shares authorized;
     None issued.......................................................                 -                   -
  Common stock, $.001 par value, 80,000,000 shares authorized;
     23,951,740 and 23,951,740 shares issued and outstanding...........            23,952              23,952
  Additional paid-in capital...........................................        48,304,942          48,304,942
  Accumulated deficit..................................................       (48,316,829)        (46,070,705)
                                                                             ------------        ------------
     Total stockholders' equity........................................            12,065           2,258,189
                                                                             ------------        ------------
                                                                             $ 19,659,775        $ 22,672,289
                                                                             ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           UNAUDITED
                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                     1999                 1998
                                                                               ------------------------------------
OPERATING REVENUES
Software licenses and services.........................................         $   377,132             $         -
Contract revenue.......................................................             179,025                 244,695
                                                                                -----------             -----------
  Total operating revenues.............................................             556,157                 244,695
                                                                                -----------             -----------

OPERATING COSTS AND EXPENSES
Cost of software licenses and services.................................             240,335                       -
Marketing, general and administrative expenses.........................           1,204,155                 817,811
Software research and development......................................              22,804                       -
Demonstration plant and laboratory operations..........................             119,597                 201,497
Depreciation and amortization..........................................             703,375                 574,883
                                                                                -----------             -----------
  Total operating costs and expenses...................................           2,290,266               1,594,191
                                                                                -----------             -----------

OPERATING INCOME (LOSS)................................................          (1,734,109)             (1,349,496)

Interest and other income..............................................              57,281                 154,771
Interest expense.......................................................            (291,261)               (284,058)
Equity in loss of unconsolidated affiliates............................            (278,035)                (17,618)
                                                                                -----------             -----------

Loss before income taxes...............................................          (2,246,124)             (1,496,401)
Income tax benefit.....................................................                   -                       -
                                                                                -----------             -----------

NET LOSS...............................................................         $(2,246,124)            $(1,496,401)
                                                                                ===========             ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE............................               $(.09)                  $(.06)
                                                                                ===========             ===========

Weighted average common shares outstanding.............................          23,952,000              23,926,000
                                                                                ===========             ===========

  The accompanying notes are an integral part of these consolidated financial statements

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  UNAUDITED
                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                         1999                   1998
                                                                                    --------------------------------------
OPERATING ACTIVITIES:
    Net loss.................................................................        $(2,246,124)           $(1,496,401)
    Adjustments to reconcile net loss to cash
     used in operating activities:
      Depreciation and amortization..........................................            703,375                574,883
      Warrants issued for services...........................................                  -                196,000
      Equity in loss of unconsolidated affiliates............................            278,049                 17,618
      Unbilled and unearned revenue, net.....................................           (319,800)                     -
      Other..................................................................           (100,000)                     -
    Changes in operating assets and liabilities, net of assets and liabilities acquired:
      Accounts receivable, including from affiliates.........................            559,949                  3,313
      Accounts payable (including to affiliates) and accrued expenses........             10,845                128,636
      Interest payable.......................................................           (335,733)              (320,226)
      Prepaids & other.......................................................             11,410               (146,385)
                                                                                     -----------            -----------
Cash used in operating activities............................................         (1,438,029)            (1,042,562)
                                                                                     -----------            -----------

INVESTING ACTIVITIES:
    Purchases of equipment...................................................            (44,030)                (7,000)
    Pending patent applications..............................................            (34,097)              (100,112)
    Investments in KFX Fuel Partners, L.P....................................                  -               (126,053)
    Investments in K-Fuel, LLC...............................................                  -                 (9,690)
    Investments in Charco Redondo, LLC.......................................                  -               (375,771)
    Purchase of controlling assets of Pegasus Technologies, LLC, net of
       cash acquired.........................................................                  -             (1,615,555)
    Other....................................................................            (26,959)                     -
                                                                                     -----------            -----------
Cash used in investing activities............................................           (105,086)            (2,234,181)
                                                                                     -----------            -----------

FINANCING ACTIVITIES:
    Payments on notes payable................................................           (209,207)                (5,000)
                                                                                     -----------            -----------
Cash used in financing activities............................................           (209,207)                (5,000)
                                                                                     -----------            -----------

Increase (decrease) in cash and cash equivalents.............................         (1,752,322)            (3,281,743)
Cash and cash equivalents, beginning of period...............................          5,649,992             14,078,773
                                                                                     -----------            -----------
Cash and cash equivalents, end of period.....................................        $ 3,897,670            $10,797,030
                                                                                     ===========            ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest...................................................        $   626,883            $   604,284
                                                                                     ===========            ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Three Months Ended March 31, 1999
---------------------------------

          None.



Three Months Ended March 31, 1998
---------------------------------

          In January 1998, the Company converted $170,000 of current accounts payable at December 31, 1997 related to general corporate legal services into a promissory note.

          On March 23, 1998, the Company issued $600,000 in promissory notes and granted purchase options for 75,000 shares of the Company's common stock under the Company's 1996 Stock Option and Incentive Plan in connection with the Company's acquisition of a 60 percent interest of Pegasus Technologies, LLC. Using the Black-Scholes option-pricing model, the stock options were valued at $144,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus Technologies, LLC. See Note 2.

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

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiaries, Net Power Solutions, LLC ("NPS") and KFX Wyoming Inc. ("KFXW"), and its majority-owned subsidiaries, Pegasus Technologies, Limited ("Pegasus"), KFX Technology, Inc. ("KFXT"), and Heartland Fuels Corporation ("HFC"). The Company's 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

          The consolidated financial statements at March 31, 1999, and for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current year presentation.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1998 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.


NOTE 2.   PEGASUS TECHNOLOGIES, LIMITED.

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

          Of the total purchase price, approximately $2,435,000 was allocated to goodwill, since at date of acquisition fair value of the underlying net assets of Pegasus was negative and there were no significant assets nor any research
and development in process.   Goodwill is being amortized over five years.

          Unaudited pro forma operating results for the quarter ended March 31, 1998 as if the acquisition of Pegasus had occurred as of January 1, 1998 are summarized as follows:

               Operating revenues............................   $   293,459
               Net loss......................................    (1,843,266)
               Basic and diluted net loss per common share...          (.08)

                                   KFX INC.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-Q filing contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include risks and uncertainties. This Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein. The Company's actual results may differ materially from those anticipated in these forward-looking statements.

     The forward looking statements contained in this filing include, among others, statements regarding the Company's goals for 1999; availability of potential funding sources; expected future operating results and financial condition; outcome of discussions with one of the Company's partners in the development of K-Fuel; potential impact of and proposed solutions for certain operational issues at the KFP Facility; expected K-Fuel Technology licenses; results of test burns of K-Fuel; expected results of further test burns of K-Fuel; anticipated markets for the Company's products and services; and potential expansions of product and service offerings and related potential sources of capital. Important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, adverse market and various other conditions that could inhibit the Company's ability to obtain financing; competition and technological developments by competitors; lack of market interest in the Company's existing and any new products and services; changes in environmental, electric utility and other governmental regulations; availability of Section 29 tax credits; actions of the Company's strategic partners; breadth or degree of protection available to the Company's intellectual property; availability of key management and skilled personnel; unanticipated problems that arise from research and development activities; cost overruns, delays and damage that may occur in developing, permitting, financing and constructing K-Fuel production facilities; and domestic and international economic and political conditions. The Company does not undertake to update, revise or correct any of the forward-looking statements.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

     The principal factors impacting the Company's results of operations in the first quarter of 1999, as compared to the first quarter of 1998, are the acquisition of Pegasus Technologies, Limited (Pegasus) in late March 1998 and the start up of operations at the KFX Fuel Partners' (KFP) facility in April 1998, in which KFx holds a 5% interest.

     Revenues in 1999 were approximately $311,000 higher than 1998 due primarily to approximately $377,000 in revenues attributable to Pegasus and its sister subsidiary, Net Power Solutions, LLC (NPS). This increase was partially offset by a decline in contract revenues approximating $66,000, due to a high level of K-Fuel related contract work in the first quarter of 1998 in connection with preparations for the start up of operations at the KFP facility in April 1998.

     Operating costs and expenses in 1999 were approximately $696,000 higher than 1998 principally due to Pegasus and NPS costs in 1999, which include the following elements:

     Cost of software licenses and services                      $  240,000
     Marketing, general and administrative expenses                 697,000
     Research and development                                        23,000
     Depreciation and amortization                                  143,000
                                                                 ----------
          Total                                                  $1,103,000
                                                                 ==========

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Offsetting these increases are declines totaling approximately $407,000 in 1999 operating costs and expenses. These declines included approximately $310,000 in marketing, general and administrative expenses attributable primarily to professional services and other expenses incurred in 1998 in connection with due diligence activities related to the Company's potential entry into the activated carbon business and other environmental and energy technology projects. There were no comparable expenses in the first quarter of 1999. In addition, costs and expenses associated with the K-Fuel demonstration plant and laboratory operations declined in 1999 by approximately $82,000 due to a higher level of 1998 activity associated with preparations for the start-up of the KFP facility in April 1998.

     Interest income is lower in 1999 due to a corresponding decrease in average cash balances. The increase from 1998 to 1999 in equity in loss of unconsolidated affiliates approximating $260,000 is due primarily to losses from KFP in the first quarter of 1999 approximating $245,000, compared to no income or loss in the first quarter of 1998 since KFP's facility in Gillette, Wyoming had not yet commenced operations.

     On March 1, 1999 the Company announced that the first commercial burn of K-Fuel has been successfully completed. During February 1999, approximately 12,000 tons of K-Fuel was utilized to conduct a burn at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. Initial results of the test burn indicate that K-Fuel appeared to produce: a) a reduction in nitrogen oxide (NOx) emissions while maintaining full load yet reducing auxiliary power, b) no unusual slagging or fouling of the boiler, c) a reduction in the fuel pulverizing operations, d) no spontaneous combustion and
e) an improvement in boiler efficiency. Indiana-Kentucky Electric's fuel is procured by American Electric Power (AEP), which has requested additional unit train shipments of K-Fuel. The results from this commercial scale burn generally confirm the results of the test burn performed by the Southern Research Institute in June 1998. It is also expected that K-Fuel produced a reduction in sulfur dioxide (SO2) and carbon dioxide (CO2) emissions but Clifty Creek's instrumentation precluded clear quantification of these emissions. Additional burns at Clifty Creek are expected to clarify these benefits. The handling characteristics of K-Fuel were acceptable with proper use of the power station's existing dust suppressant system. KFx is working with TCK to improve the handling characteristics of K-Fuel.

     Thermo Ecoteck Corporations (TCK), the operating partner and 95% owner of KFP began reporting operating results from the KFP Gillette, Wyoming facility (KFP Facility) in April 1998. Although the KFP Facility is operating and producing commercially salable product, TCK has encountered difficulties in optimizing its performance to achieve optimal and sustained operation. TCK continues to experience operational problems related to tar and fines residue build-up within the system during production and other product quality issues related to product dusting. TCK has stated that it will continue to explore solutions to these problems, but that it does not intend to provide significant amounts of additional capital to implement operational solutions. If any proposed solutions do require significant amounts of additional capital, TCK has stated that it may pursue alternatives including but not limited to seeking alternative sources of capital, such as another partner; reducing the expected output of the KFP Facility; or terminating its participation in KFP by selling the facility or its partnership interest. KFx is working with TCK in pursuit of a resolution of the operational problems at the KFP Facility and of TCK's participation in KFP. Given the operating history of the KFP Facility, however, any of these alternatives could have a material adverse effect on KFx's financial position and results of operations. KFx's investment in KFP at March 31, 1999 was $3.5 million. Because the K-Fuel technology being employed at the KFP Facility is new, no assurance can be given that other difficulties will not arise or that TCK, KFP or KFx will be able to correct any problems that do arise. KFP is involved in a dispute with the primary construction contractor regarding the withholding of $5.9 million in payments under the construction contracts related to the KFP Facility. TCK has stated that it believes that the KFP Facility's continuing

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

operational problems are largely related to deficient design and construction and has filed a counterclaim in excess of $29 million against the contractor for damages. The ultimate outcome of these disputes cannot be predicted with certainty, but in the Company's opinion, they will not have a material adverse impact on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1999 the Company used approximately $1.4 million of cash for its operating activities, including those associated with a) developing the NPS/Pegasus business, b) continued activities related to the development of K-Fuel, c) the pursuit of opportunities to expand its product and service offerings and d) general corporate activities. The Company expects most or all of its cash requirements over the balance of 1999 with respect to day-to-day operations and debt service requirements will be satisfied by a) cash on hand, which as of May 7, 1999 was approximately $3.4 million; b) certain revenues under technical subcontracts to be performed for KFP; c) certain contract revenues relating to a research and development program conducted by the Company; and d) revenues related to the operations of NPS/Pegasus (although material positive net operating cash flows related to NPS/Pegasus are not expected to materialize until late 1999 or later). In addition, the Company expects to receive a significant payment during the second quarter of 1999, in connection with negotiations with one of the Company's partners in the development of K-Fuel. The Company also believes there is potential for additional funding in 1999 from: (i) fees from licensing new K-Fuel facilities; and (ii) funding from potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry.

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

     The Company does not expect to derive material net income or positive net operating cash flows from its ownership interest in KFP in the foreseeable future. The Company's net production royalty (after fulfilling related royalty obligations) if the KFP Facility were to reach full production is projected to be less than $200,000 per year. The potential for Section 29 tax credit for the KFP production of K-Fuel represents additional potential value but since the Company has a net operating loss carryforward, it is most likely that a structured transaction would be required to generate any significant value from the potential Section 29 tax credit. Management is considering potential Section 29 structured transactions but the value, amount or likelihood of any such transaction is not determinable at this time.

     The Company expects no additional stock purchases by TCK in 1999. Under the terms of the Stock Purchase Agreement with TCK, the next possible investment by TCK is not until a period of time beginning in January 2000 and expiring in July 2001. There are no assurances that TCK will make any investments in the Company at that time. Additionally, the Stock Purchase Agreement prohibits the Company from issuing shares of Common Stock to other investors unless at least 90 percent of the proceeds from such stock issuances are used to invest in K-Fuel production facilities. Furthermore, in the event of any stock issuances by the Company, TCK's Warrant "A" may be subject to certain adjustments that increase the number of shares available to TCK under Warrant "A."

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     Should the Company be required to seek any additional debt or equity financing, the ability of the Company to do so will be affected by an existing agreement with TCK and by the terms of the Convertible Debentures. With respect to TCK, the Company must obtain TCK's consent to sell any Common Stock or to incur any indebtedness other than indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. With respect to the Convertible Debentures, the Company may only incur unsecured indebtedness of up to $8.0 million (of which not in excess of approximately $.7 million was outstanding as of May 7, 1999) and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

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

                                   KFX INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

     The Company has engaged a third party consultant to perform an analysis of its non-IT systems at its laboratory facility near Gillette Wyoming. This location does not have any IT systems. Once this analysis is complete the Company plans to implement any recommended remedial actions, which based on the analysis performed to date, are expected to be at a nominal cost and are expected to be completed during the second quarter of 1999.

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

                                   KFX INC.

                     ITEM 3.  QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

          The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments or any floating rate debt and does not expect to derive a material amount of its revenues from interest bearing securities. Currently the Company has no significant foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company's products and services since K-Fuel and NeuSIGHT have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company's fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company's business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities. This risk is most likely to be manifested by influencing the Company's ability to raise debt or equity financing, if needed.

                                   KFX INC.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          No legal proceedings were initiated or terminated, nor were there any material developments in existing legal proceedings during the quarter ended March 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          There were no changes in the rights of the Company's Common Stock and there were no sales of unregistered securities during the quarter ended March 31, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          During the quarter ended March 31, 1999, there has not been a material default with respect to any of the Company's or the Company's subsidiaries' indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter has been submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM 5. OTHER INFORMATION

          There are no matters to report under this item for the quarter ended March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit 4.1 Common Stock Purchase Warrant dated January 30, 1998 between the Company and George D. Crowley, Jr.
Exhibit 4.2 Common Stock Purchase Warrant dated January 15, 1996 between the Company and Richard C. Whitner
Exhibit 4.3 Common Stock Purchase Warrant dated January 15, 1997 between the Company and Richard C. Whitner
Exhibit 4.4 Company Stock Purchase Warrant dated January 30, 1998 between the Company and John F. Reim
Exhibit 4.5 Company Stock Purchase Warrant dated June 19, 1997 and Amendment No. 2 dated August 3, 1998 between the Company and Peter G. Martin
Exhibit 4.6 Common Stock Purchase Warrant dated August 2, 1995 and Amendment No. 1 dated August 3, 1998 between the Company and Peter G. Martin
Exhibit 4.7 Common Stock Purchase Warrant dated January 15, 1997 between the Company and Dawson Mathis
Exhibit 4.8 Common Stock Purchase Warrant dated November 15, 1996 and Amendment No. 1 dated August 3, 1998 between the Company and Innovative Research Associates, Inc.
Exhibit 4.9 Common Stock Purchase Warrant dated January 15, 1997 between the Company and John P. Venners
Exhibit 10.1 Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners
Exhibit 10.2 Professional Installation Services Master Agreement dated March 5, 1999, between Net Power Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications International Corporation**
Exhibit 10.3  1999 Stock Incentive Plan/1/
Exhibit 27.1  Financial Data Schedule

**  Confidential treatment requested with respect to portions of this Exhibit.

/1/ Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company's Proxy Statement on Schedule 14A and incorporated herein by reference.

(B)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the quarterly period ended March 31, 1999.


______________

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KFX Inc.


                              /s/ Seth L. Patterson
                              ----------------------
                              Seth L. Patterson
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)


                              Date: May 17, 1999