Form 10-Q
period 1999-06-30
KFX INC
filed 1999-08-13
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

-------------------------------------------------------------------------------
                                   FORM 10-Q
(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
-------------------------------------------------------------------------------

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

On August 6, 1999 there were 23,955,240 shares of the Registrant's common stock outstanding.

                                    KFX INC.

                           FORM 10-Q QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                                                    Page No.
                                                                                                    -------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
  Consolidated Balance Sheets - June 30, 1999 (Unaudited) and December 31, 1998.............            3
  Consolidated Statements of Operations - Three Months Ended
     June 30, 1999 and 1998 (Unaudited).....................................................            4
  Consolidated Statements of Operations - Six Months Ended
     June 30, 1999 and 1998 (Unaudited).....................................................            5
  Consolidated Statements of Cash Flows - Six Months Ended
     June 30, 1999 and 1998 (Unaudited).....................................................            6
  Notes to Consolidated Financial Statements (Unaudited)....................................            8

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................................................            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................           14


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security  Holders...............................           15


Item 6.  Exhibits and Reports on Form 8-K...................................................           16


SIGNATURES..................................................................................           16


                                    KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               1999            December 31,
                                                                            (Unaudited)            1998
                                                                       --------------------------------------
ASSETS
Current:
   Cash and cash equivalents...........................................      $  3,476,080        $  5,649,992
   Accounts receivable and unbilled revenue............................           735,943             952,977
   Accounts receivable -affiliates.....................................            85,900             193,842
   Accrued interest income.............................................                 -              17,200
   Prepaid expenses....................................................            99,199             190,795
   Deferred job costs..................................................           125,728                   -
                                                                             ------------        ------------
        Total current assets...........................................         4,522,850           7,004,806
                                                                             ------------        ------------
Property, plant and equipment, net of accumulated depreciation.........         2,736,724           3,243,812
Patents, net of accumulated amortization...............................         2,473,078           2,722,069
Investment in and advances to KFX Fuel Partners, L.P...................         3,438,967           3,779,412
Investment in K-Fuel, LLC..............................................         1,092,924             159,967
Investment in Charco Redondo, LLC......................................           629,238             629,238
Goodwill, net of accumulated amortization..............................         1,825,496           2,066,669
Debt issue costs, net of accumulated amortization......................         1,492,565           1,738,565
Prepaid royalty........................................................           498,000             498,500
Other assets...........................................................           713,437             829,251
                                                                             ------------        ------------
                                                                             $ 19,423,279        $ 22,672,289
                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current:
   Accounts payable....................................................      $    317,902        $    188,578
   Accrued expenses....................................................           339,484             247,011
   Due to related parties..............................................                 -             471,504
   Interest payable....................................................           479,774             531,007
   Deferred revenue....................................................           428,480             381,000
   Current maturity of long-term debt..................................           686,167             704,207
                                                                             ------------        ------------
        Total current liabilities......................................         2,251,807           2,523,307
                                                                             ------------        ------------
Deferred income........................................................         1,000,000                   -
Long-term debt, less current maturities................................           694,625             890,793
Convertible debentures.................................................        17,000,000          17,000,000
                                                                             ------------        ------------
        Total liabilities..............................................        20,946,432          20,414,100
                                                                             ------------        ------------

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized;
   None issued.........................................................                 -                   -
Common stock, $.001 par value, 80,000,000 shares authorized;
   23,951,740 and 23,951,740 shares issued and outstanding.............            23,952              23,952
Additional paid-in capital.............................................        48,304,942          48,304,942
Accumulated deficit....................................................       (49,852,047)        (46,070,705)
                                                                             ------------        ------------
        Total stockholders' equity (deficit)...........................        (1,523,153)          2,258,189
                                                                             ------------        ------------
                                                                             $ 19,423,279        $ 22,672,289
                                                                             ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Unaudited
                                                                                Three Months Ended June 30,
                                                                                 1999                1998
                                                                         --------------------------------------
OPERATING REVENUES
Software licenses and services.........................................  $         329,559    $         395,859
Contract revenue.......................................................             95,905              290,043
K-Fuel licensefee......................................................          1,000,000                    -
                                                                         -----------------    -----------------
        Total operating revenues.......................................          1,425,464              685,902
                                                                         -----------------    -----------------

OPERATING COSTS & EXPENSES
Costs of software licenses and services................................            251,261              404,513
K-Fuel royalty expense.................................................            250,000                    -
Marketing, general and administrative expenses.........................          1,384,355              737,010
Software research and development......................................             77,804                    -
K-Fuel demonstration plant and laboratory operations...................            119,861              233,176
Depreciation and amortization..........................................            698,522              695,073
                                                                         -----------------    -----------------
        Total operating costs and expenses.............................          2,781,803            2,069,772
                                                                         -----------------    -----------------

OPERATING INCOME (LOSS)................................................         (1,356,339)          (1,383,870)
Interest and other income..............................................            240,212              203,968
Interest expense.......................................................           (289,637)            (291,282)
Equity in loss of unconsolidated affiliates............................           (129,454)            (107,144)
                                                                         -----------------    -----------------
Loss before income taxes...............................................         (1,535,218)          (1,578,328)
Income tax benefit.....................................................                  -                    -
                                                                         -----------------    -----------------
NET INCOME(LOSS)......................................................   $      (1,535,218)   $      (1,578,328)
                                                                         =================    =================
BASIC AND DILUTED NET LOSS PER COMMON SHARE............................  $           (.064)   $           (.066)
                                                                         =================    =================

Weighted average shares outstanding....................................         23,952,000           23,928,000
                                                                         =================    =================




The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Unaudited
                                                                                Six Months Ended June 30,
                                                                                1999                1998
                                                                       ----------------------------------------

OPERATING REVENUES
Software licenses and services.......................................  $           706,691   $          395,859
Contract revenue.....................................................              274,930              534,738
K-Fuel licensefee....................................................            1,000,000                    -
                                                                       -------------------   ------------------
        Total operating revenues.....................................            1,981,621              930,597
                                                                       -------------------   ------------------

OPERATING COSTS & EXPENSES
Costs of software licenses and services..............................              491,596              404,513
K-Fuel royalty expense...............................................              250,000                    -
Marketing, general and administrative expenses.......................            2,588,510            1,516,380
Software research and development....................................              100,608                    -
K-Fuel demonstration plant and laboratory operations.................              239,458              434,673
Depreciation and amortization........................................            1,401,897            1,308,397
                                                                       -------------------   ------------------
        Total operating costs and expenses...........................            5,072,069            3,663,963
                                                                       -------------------   ------------------

OPERATING INCOME (LOSS)..............................................           (3,090,448)          (2,733,366)
Interest and other income............................................              297,493              358,739
Interest expense.....................................................             (580,898)            (575,340)
Equity in loss of unconsolidated affiliates..........................             (407,489)            (124,762)
                                                                       -------------------   ------------------
Loss before income taxes.............................................           (3,781,342)          (3,074,729)
Income tax benefit....................................................                   -                    -
                                                                       -------------------   ------------------
NET INCOME(LOSS).....................................................  $        (3,781,342)  $       (3,074,729)

                                                                       ===================   ==================
BASIC AND DILUTED NET LOSS PER COMMON SHARE............................$             (.158)  $            (.129)
                                                                       ===================   ==================

Weighted average shares outstanding....................................         23,952,000           23,927,000
                                                                       ===================   ==================



  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Unaudited
                                                                                Six Months Ended June 30,
                                                                               1999                1998
                                                                       ----------------------------------------
OPERATING ACTIVITIES
     Net loss.......................................................   $       (3,781,342)  $        (3,074,729)
     Adjustments to reconcile net loss to cash
       Used in operating activities:
       Depreciation and amortization................................            1,401,897             1,308,397
       Common stock and warrants issued for services................                    -               214,750
       Equity in loss of unconsolidated affiliates..................              407,489               124,762
       Other income.................................................                    -               (39,310)
     Changes in operating assets and liabilities, net of assets and liabilities acquired:
       Accounts receivable, including unconsolidated affiliates.....              324,976              (451,550)
       Accrued interest income......................................               17,200                20,710
       Deferred job costs...........................................             (125,728)                    -
       Supplies inventory...........................................                    -              (148,995)
       Accounts payable.............................................              129,324                31,029
       Accrued expenses.............................................               92,473               (85,836)
       Due to related parties.......................................             (471,504)                8,361
       Interest payable.............................................              (51,233)              (38,184)
       Deferred revenue.............................................               47,480               260,000
       Deferred income..............................................            1,000,000                     -
       Prepaids expenses and other..................................              184,782              (127,398)
                                                                       ------------------   -------------------
Cash used in operating activities...................................             (824,186)           (1,997,993)
                                                                       ------------------   -------------------

INVESTING ACTIVITIES
     Purchases of equipment.........................................              (56,098)             (133,270)
     Pending patent applications....................................              (70,768)             (160,764)
     Investments in KFX Fuel Partners, L.P..........................                    -              (189,683)
     Investments in K-Fuel, LLC.....................................           (1,000,000)               (9,690)
     Investments in Charco Redondo, LLC.............................                    -              (537,000)
     Purchase of controlling interest in Pegasus Technologies, LLC,
      net of cash acquired..........................................                    -            (1,610,657)
    Other...........................................................               (8,652)               (4,687)
                                                                       ------------------   -------------------
Cash used in investing activities...................................           (1,135,518)           (2,645,751)
                                                                       ------------------   -------------------

FINANCING ACTIVITIES
     Proceeds from issuance of notes payable........................                    -                50,000
     Payments on notes payable......................................             (214,208)              (10,000)
                                                                       ------------------   -------------------
Cash provided by (used in) financing activities.....................             (214,208)               40,000
                                                                       ------------------   -------------------

Increase (decrease) in cash and cash equivalents....................           (2,173,912)           (4,603,744)
Cash and cash equivalents, beginning of period......................            5,649,992            14,078,773
                                                                       ------------------   -------------------
Cash and cash equivalents, end of period............................   $        3,476,080   $         9,475,029
                                                                       ==================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest.........................................   $          632,131   $           610,076
                                                                       ==================   ===================


  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)


Six Months Ended June 30, 1999
------------------------------

None

Six Months Ended June 30, 1998
------------------------------


          In January 1998, the Company converted $170,000 of current accounts payable at December 31, 1997 related to general corporate legal services into a promissory note.

          On March 23, 1998, the Company issued $600,000 in promissory notes and granted purchase options for 175,000 shares of the Company's common stock under the Company's 1996 Stock Option and Incentive Plan in connection with the Company's acquisition of a 60 percent interest of Pegasus Technologies, LLC. Using the Black-Scholes option-pricing model, the stock options were valued at $253,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus Technologies, LLC. See Note 2.

          In April 1998, the company reclassified $269,883 from its investment in KFx Fuel Partners, L.P ("KFP") to accounts receivable from affiliates for certain prior year capitalized contract services which were reimbursed by KFP in July 1998.





  The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)


Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFX" or the "Company") and its wholly-owned subsidiaries, Net Power Solutions, LLC ("NPS") and KFX Wyoming Inc. ("KFXW"),and its majority-owned subsidiaries, Pegasus Technologies, Limited ("Pegasus"), KFX Technology, Inc. ("KFXT"), and Heartland Fuels Corporation ("HFC"). The Company's 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), and its 5 percent interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

     The consolidated financial statements at June 30, 1999, and for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current year presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1998 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

     Net loss per common share for the three and six months ended June, 1999 and 1998 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

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

     Unaudited pro forma operating results for the six months ended June 30, 1998 as if the acquisition of Pegasus had occurred as of January 1, 1998 are summarized as follows:

     Operating revenues...............................  $    979,000
     Net loss.........................................  $ (3,422,000)
     Basic and diluted net loss per common share......  $       (.14)

                                   KFX INC.


               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q filing contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include risks and uncertainties. This Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein. The Company's actual results may differ materially from those anticipated in these forward-looking statements.

     The forward-looking statements contained in this filing include, among others, statements regarding the Company's goals for 1999; availability of potential funding sources; expected future operating results and financial condition; potential impact of and proposed solutions for certain operational issues at the KFx Fuel Partners Gillette, Wyoming facility (KFP Facility); expected K-Fuel Technology licenses; results of test burns of K-Fuel; expected results of further test burns of K- Fuel; anticipated markets for the Company's products and services; and potential expansions of product and service offerings and related potential sources of capital. Important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, adverse market and various other conditions that could inhibit the Company's ability to obtain financing; competition and technological developments by competitors; lack of market interest in the Company's existing and any new products and services; changes in environmental, electric utility and other governmental regulations; availability of tax credits under Section 29 of the Internal Revenue Code; actions of the Company's strategic partners; breadth or degree of protection available to the Company's intellectual property; availability of key management and skilled personnel; unanticipated problems that arise from research and development activities; cost overruns, delays and damage that may occur in developing, permitting, financing and constructing K-Fuel production facilities; and domestic and international economic and political conditions. The Company does not undertake to update, revise or correct any of the forward-looking statements.

OVERVIEW

     The principal factors impacting the Company's results of operations in the first half of 1999, as compared to the first half of 1998, are the $1 million K-Fuel license fee received in late June 1999 from Kennecott Energy and Coal Company (KECC), partially offset by related royalty expense of $250,000; the acquisition of Pegasus Technologies, Limited (Pegasus) in late March 1998 and the related formation of its sister marketing subsidiary, Net Power Solutions, LLC (NPS) in mid 1999; and the start up of operations at the KFP facility in April 1998, in which KFx holds a 5% interest.

     During the first half of 1999, NPS/Pegasus received firm orders for software licenses and installation and related services totaling approximately $930,000, approximately half of which were received in each quarter. At June 30, 1999, the backlog of firm orders approximated $1.8 million, which is expected to be translated in revenues over approximately the next twelve months. It should be noted that the Company was not able to recognize revenue from 1999 software license orders approximating $100,000 in the second quarter and $255,000 in the first half due to related installation service commitments that preclude license fee revenue recognition under generally accepted accounting principles. Management is changing certain business practices that are expected to alleviate the application of this restriction to its business, on a prospective basis, later this year.

     Other significant developments in the first half of 1999 include the successful commercial burn of K-Fuel in February 1999 and the Company's agreement with Thermo Ecotek Corporation (TCK) reached in June 1999 to assist in selling TCK's investment in KFx, consisting of 4.25 million shares of KFx common
shares.   This agreement includes TCK's agreement to cancel its warrants, including a control warrant, to

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

purchase additional common stock of KFx, upon the sale of these shares. This agreement was made in connection with certain restructuring decisions by TCK made in May 1999 which resulted in its decision to hold for sale its interest in the KFP facility and suspend operations at the facility in June 1999. KFx is actively assisting TCK in the efforts to sell the plant and has begun discussions with various parties.

        The $1,535,000 net loss in the second quarter of 1999 was approximately $711,000 lower than the $2,246,000 net loss in the first quarter of 1999 primarily due to the $1 million K-Fuel license fee from KECC, less related royalty expense of $250,000. Likewise, this license fee and an additional $1 million payment from KECC recorded as deferred income resulted in approximately $614,000 of positive cash from operating activities in the second quarter of 1999 compared to approximately $1,438,000 of cash used by operating activities in the first quarter of 1999. Net of the royalty, which was paid in July 1999, and the investment of $1 million in the K-Fuel, LLC, this transaction with KECC added $750,000 to cash balances.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

        Operating revenues for the second quarter of 1999 were approximately $740,000 greater than the second quarter of 1998 due to a $1 million K-Fuel license fee payment from KECC, partially offset by declines in contract revenues of $194,000 and software licenses and services of $66,000. The K-Fuel license was included in an amendment to the operating agreement of the K-Fuel, LLC, in which KFx has a 51% interest and KECC has a 49% interest. The near term mission of K-Fuel, LLC is to develop a 3 million ton-per-year K-Fuel production facility that is economic in today's energy markets. This amendment also resulted in the payment by KECC to KFx of an additional $1 million, which, in accordance with the terms of the amendment, KFx invested in K-Fuel, LLC to fund further development activities associated with this next phase of K-Fuel commercialization. This additional $1 million payment was recorded as deferred income. The amendment included various other revised and updated terms intended to facilitate pursuit of the mission of K-Fuel, LLC.

        Contract revenues stem from laboratory and related services performed by KFx for KFP and services performed pursuant to a K-Fuel related research contract with a third party. Revenues from services performed for KFP declined approximately $96,000 as a result of TCK's suspension of operations at KFP in June 1999 and related matters. Revenues from the research contract declined $95,000 due to certain administrative changes at the third party which resulted in a reduced level of research activities during the first half of 1999, as compared to the first half of 1998.

        Operating costs and expenses for the second quarter of 1999 were approximately $712,000 greater than the second quarter of 1998 due primarily to additional 1999 marketing, general and administrative costs of NPS/Pegasus approximating $472,000, associated with developing a professional marketing and sales organization, and a $78,000 increase in NPS/Pegasus research and development costs from 1998 to 1999, associated with enhancements to NeuSIGHT and development of new products. Offsetting these increased costs at NPS/Pegasus was a decline in cost of sales approximating $153,000. In addition, 1999 includes $250,000 in royalty expense associated with the K-Fuel license fee; no K-Fuel royalty expense was incurred in 1998. KFx corporate general and administrative and related expenses also increased in 1999 over 1998 by approximately $152,000 due to various costs incurred in connection with pursuing the Company's strategy of offering total operating solutions to the power generation industry. Offsetting these increased costs at the KFx level was a decrease approximating $113,000 at the K-Fuel demonstration plant and laboratory due to the decreased activity levels discussed above.

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

        Operating revenues increased from the first half of 1998 to the first half of 1999 by approximately $1,051,000 due primarily to the K-Fuel license fee from KECC. An increase in software license and services revenue approximating $311,000, resulting from the first half of 1998 including only one quarter of NPS/Pegasus operations (the Pegasus acquisition was completed on March 23, 1998), was largely offset by a decline in contract revenues approximating $260,000, triggered by TCK's suspension of KFP operations and the research contract administrative matters, both of which are discussed above.

        Operating cost and expenses for the first half of 1999 were approximately $1,408,000 higher than the first half of 1998 due primarily to additional 1999 marketing, general and administrative costs of NPS/Pegasus approximating $1,269,000, associated with developing a professional marketing and sales organization and research and development activities. Of this amount approximately $718,000 results from 1998 containing only three months of NPS/Pegasus activity from closing of the Pegasus acquisition on March 23, 1998. Largely due to the same factor, cost increases were also incurred at NPS/Pegasus in the first half of 1999 over 1998 in cost of sales approximating $87,000 and depreciation and amortization of goodwill approximating $277,000. In addition, 1999 includes $250,000 in royalty expense associated with the K-Fuel license fee; no K-Fuel royalty expense was incurred in 1998. Offsetting these increases was a decline in K-Fuel demonstration plant and laboratory costs approximating $195,000 and a decrease in KFx corporate general and administrative cost approximating $288,000 resulting from reductions experienced in the first quarter of 1999 partially offset by the increases in the second quarter discussed above.

        Interest and other income declined due to a decrease in the average balance of cash investments. The increase in equity in loss of unconsolidated subsidiaries of approximately $283,000 results from TCK's commencement of operations at the KFP facility in April 1998.

        On March 1, 1999 the Company announced that the first commercial burn of K-Fuel has been successfully completed. During February 1999, approximately 12,000 tons of K-Fuel was utilized to conduct a burn at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. Initial results of the test burn indicate that K-Fuel appeared to produce: a) a reduction in nitrogen oxide (NOx) emissions while maintaining capacity and reducing internal power consumption, b) no unusual deterioration of internal boiler operations, c) a reduction in the fuel preparation costs, d) no spontaneous combustion and e) an improvement in boiler efficiency. Indiana-Kentucky Electric's fuel is procured by American Electric Power (AEP), which has requested additional unit train shipments of K-Fuel. The results from this commercial scale burn generally confirm the results of the test burn performed by the Southern Research Institute in June 1998. It is also expected that K-Fuel produced a reduction in sulfur dioxide (SO2) and carbon dioxide (CO2) emissions but Clifty Creek's instrumentation precluded clear quantification of these emissions. Additional burns at Clifty Creek are expected to clarify these benefits. The handling characteristics of K-Fuel were acceptable with proper use of the power station's existing dust suppressant system. KFx is working to improve the handling characteristics of K-Fuel.

        TCK, the operating partner and 95% owner of KFP began reporting operating results from the KFP Facility in April 1998. Although the KFP Facility has operated and produced commercially salable product, TCK encountered difficulties in achieving optimal and sustained operations. On May 24, 1999, TCK announced that it would record pretax restructuring and other charges partially related to its decision to hold for sale its investment in the KFP Facility. Further, TCK has suspended operations at the KFP Facility and K-Fuel is not currently being produced. We are unable to predict with certainty the effect (including the recoverability of the Company's $3.4 million investment related to the KFP Facility), if any,

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of these actions of TCK on KFx. Management of KFx is, however, actively assisting TCK in soliciting offers to purchase the KFP Facility and has begun related discussions with several interested parties. No assurance can be given, however, as to when or if the KFP Facility will be sold or when, if ever, it will resume operations.

LIQUIDITY AND CAPITAL RESOURCES

        During the first half of 1999 the Company used approximately $824,000 of cash for its operating activities, including those associated with a) developing the NPS/Pegasus business, b) continued activities related to the development of K-Fuel, c) the pursuit of opportunities to expand its product and service offerings and d) general corporate activities. The Company expects most or all of its cash requirements over the balance of 1999 with respect to day-to-day operations and debt service requirements will be satisfied by a) cash on hand, which as of August 6, 1999 was approximately $2.0 million; b) certain contract revenues relating to a research and development program conducted by the Company; and c) revenues related to the operations of NPS/Pegasus (although material positive net operating cash flows related to NPS/Pegasus are not expected to materialize until late 1999 or later). The Company also believes there is potential for additional funding in 1999 from: (i) funding from potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; and (ii) fees from licensing new K-Fuel facilities.

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

        The Company does not expect to derive material net income or positive net operating cash flows from its 5% ownership interest in KFP, which operates the Gillette Wyoming K-Fuel facility and is 95% owned by TCK, in the foreseeable future. The Company's net K-Fuel production royalty (after fulfilling related royalty obligations) if the KFP Facility were to reach full capacity is projected to be less than $200,000 per year. The potential for Section 29 tax credit for KFP production represents additional potential value but since the Company has a net operating loss carryforward, it is most likely that a structured transaction would be required to generate any significant value from the potential Section 29 tax credit. Management has considered potential Section 29 structured transactions but the value, amount or likelihood of any such transaction is not determinable at this time.

        The Company does not expect additional stock purchases by TCK. On June 12, 1999 the Company entered into an agreement with TCK granting the Company authority until at least December 10, 1999 to find a buyer for the 4.25 million shares of KFx common stock held by TCK. The agreement requires TCK to cancel the warrants to purchase additional KFx common shares and obtain control of KFx that it holds as well as cancel various restrictions on other corporate actions of the Company, upon the sale by TCK of the 4.25 million shares of KFx common stock, whether KFx finds the buyer or otherwise. This agreement will be extended for 60 days under certain circumstances.

        Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Convertible Debentures and by various provisions of an existing agreement with TCK, unless such provisions are cancelled in connection with the sale of KFx stock held be TCK as discussed above. With respect to the Company's 6% Convertible Debentures, the Company may

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

only incur unsecured indebtedness of up to $8.0 million (of which not in excess of approximately $500,000 was outstanding as of August 6, 1999 and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. With respect to TCK, the Company must obtain TCK's consent to sell any common stock or to incur any indebtedness other than indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

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

        The Company is nearing substantial completion of its process to evaluate the potential impacts of the Year 2000 issue and implement remedial actions. In 1998, the Company engaged a third party consultant to complete an analysis of its information technology ("IT") and non-IT systems, such as office and other hardware containing embedded technology, in its executive offices. The Company completed remediation steps recommended as a result of this analysis at a nominal cost. Future upgrades to these systems and/or new acquisitions are subjected to a similar analysis with the assistance of the third party consultant. The Company substantially completed similar analyses at the offices of Pegasus during 1998. Based on the results of these analyses, management believes that the IT and non-IT systems of its executive offices and the offices of Net Power Solutions and Pegasus are Year 2000 compliant and does not believe that there is a significant risk to the Company's future business operations.

        In addition, the Company substantially completed an assessment of the impact that the Year 2000 issue may have on other systems that support the Company's operations, including but not limited to, supplier systems, shipper systems, systems of suppliers of banking and other financial services, environmental control systems and building security systems. This analysis was largely based on interviews, certifications and other correspondence. At this time, the Company cannot determine the effects, if any, that any non-compliant systems of such third parties may have on the Company's business, financial condition or results of operations, and there can be no assurance that such effects, if any, would not be material. Nevertheless, based on the analyses performed, management does not expect these third party systems to present a significant Year 2000 risk to the Company's business, financial condition or results of operations.

        The Company has engaged a third party consultant to perform an analysis of its non-IT systems at its laboratory facility near Gillette, Wyoming. This location does not have any IT systems. Once this analysis is complete the Company plans to implement any recommended remedial actions, which based on the analysis performed to date, are expected to be at a nominal cost and are expected to be completed during the third quarter of 1999.

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

        The Company has also been advised that KFP has decided not to undertake a planned Year 2000 analyses with respect to its IT and non-IT systems. As previously announced, all operations at the KFP facility have been suspended in connection with certain restructuring decisions made by TCK in May 1999. Any activities related to Year 2000 issues are expected to be undertaken in connection with plant reactivation by a new investor. In view of the recent age of the KFP facility, significant Year 2000 issues are not expected to be present.

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

                                   KFX INC.


                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Shareholders of the Company was held on June 17, 1999 for the purposes of (i) electing two directors to the Board of Directors; (ii) ratifying and approving the Company's 1999 Stock Incentive Plan; and (iii) ratifying the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ended December 31, 1999.

        The following votes were cast by shareholders with respect to the election of directors named in the Company's proxy statement for the Annual
Meeting:

                                Shares Voted For          Shares Voted Against          Shares Abstained
                           --------------------------  --------------------------  --------------------------
Jack C. Pester                             21,467,222                      37,150                      28.605
Theodore Venners                           21,498,722                      37,150                      28,605


     The following votes were cast by shareholders with respect to the Company's 1999 Stock Incentive Plan:

                                Shares Voted For         Shares Voted Against          Shares Abstained
                           -------------------------  --------------------------  --------------------------
1999 Stock Incentive Plan                 15,172,000                   1,263,639                      39,500


     The following votes were cast by shareholders with respect to the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ended December 31, 1999:

                                Shares Voted For         Shares Voted Against          Shares Abstained
                           --------------------------  --------------------------  --------------------------
PricewaterhouseCoopers, LLP                21,498,462                      17,815                      16,700

                                   KFX INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 10.01 First Amended Limited Liability Company Agreement of K-Fuel, L.L.C. dated June 29, 1999.(1)(2)

___________________________

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 29, 1999, as filed with the Securities and Exchange Commission.

(2) Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

(B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarterly period ended June 30, 1999.



                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KFX Inc.


                                        /s/ Seth L. Patterson
                                        ----------------------
                                        Seth L. Patterson
                                        Executive Vice President & Chief
                                        Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)
                                        Date: August 13, 1999

                                   KFX INC.


                                 EXHIBIT INDEX


        The following is a complete list of exhibits filed as part of this Form 10-Q. For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 10.01 First Amended Limited Liability Company Agreement of K-Fuel, L.L.C. dated June 29, 1999.(1)(2)


___________________________

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K dated June 29, 1999, as filed with the Securities and Exchange Commission.

(2) Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.