Form 10-Q
period 1999-09-30
KFX INC
filed 1999-11-15
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------
                                   FORM 10-Q
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [_]

On November 10, 1999 there were 24,482,240 shares of the Registrant's common stock, $.001 par value, outstanding.

                                   KFX INC.

                          FORM 10-Q QUARTERLY REPORT
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
     Consolidated Balance Sheets - September 30, 1999 (Unaudited) and December 31, 1998.................       3
     Consolidated Statements of Operations - Three Months Ended
          September 30, 1999 and 1998 (Unaudited).......................................................       4
     Consolidated Statements of Operations - Nine Months Ended
          September 30, 1999 and 1998 (Unaudited).......................................................       5
     Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 1999 and 1998 (Unaudited).......................................................       6
     Notes to Consolidated Financial Statements (Unaudited).............................................       8

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..........................................................................      10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................      17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................      18

Item 6.  Exhibits and Reports on Form 8-K...............................................................      18

SIGNATURES..............................................................................................      19

                                   KFX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30,
                                                                             1999           December 31,
                                                                         (Unaudited)            1998
                                                                        ---------------     ------------
ASSETS
Current
  Cash and cash equivalents.........................................      $  1,271,757       $  5,649,992
  Accounts receivable and unbilled revenue..........................           889,670            952,977
  Accounts receivable -affiliates...................................            31,873            193,842
  Accrued interest income...........................................                 -             17,200
  Prepaid expenses..................................................           136,647            190,795
  Deferred job costs................................................           149,693                  -
                                                                          ------------       ------------
     Total current assets...........................................         2,479,640          7,004,806
                                                                          ------------       ------------
Property, plant and equipment, net of accumulated depreciation......         2,500,915          3,243,812
Patents, net of accumulated amortization............................         2,383,134          2,722,069
Investment in and advances to KFX Fuel Partners, L.P................         3,429,310          3,779,412
Investment in K-Fuel, LLC...........................................         1,060,013            159,967
Investment in Charco Redondo, LLC...................................           629,238            629,238
Goodwill, net of accumulated amortization...........................         2,463,493          2,066,669
Debt issue costs, net of accumulated amortization...................         1,369,565          1,738,565
Prepaid royalty.....................................................           498,000            498,500
Other assets........................................................           732,801            829,251
                                                                          ------------       ------------
                                                                          $ 17,546,109       $ 22,672,289
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
  Accounts payable..................................................      $    441,144       $    188,578
  Accrued expenses..................................................           273,344            247,011
  Due to related parties............................................            14,538            471,504
  Interest payable..................................................           252,762            531,007
  Deferred revenue..................................................           429,000            381,000
  Current maturity of long-term debt................................           686,168            704,207
                                                                          ------------       ------------
     Total current liabilities......................................         2,096,956          2,523,307
                                                                          ------------       ------------
Deferred income.....................................................         1,000,000                  -
Long-term debt, less current maturities.............................           689,625            890,793
Convertible debentures..............................................        17,000,000         17,000,000
                                                                          ------------       ------------
     Total liabilities..............................................        20,786,581         20,414,100
                                                                          ------------       ------------

Commitments and contingencies

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 20,000,000 shares authorized;
     None issued....................................................                 -                  -
  Common stock, $.001 par value, 80,000,000 shares authorized;
     24,482,240 and 23,951,740 shares issued and outstanding........            24,482             23,952
  Additional paid-in capital........................................        49,080,632         48,304,942
  Accumulated deficit...............................................       (52,345,586)       (46,070,705)
                                                                          ------------       ------------
     Total stockholders' equity (deficit)...........................        (3,240,472)         2,258,189
                                                                          ------------       ------------
                                                                          $ 17,546,109       $ 22,672,289
                                                                          ============       ============

      The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Unaudited
                                                                         Three Months Ended September 30,
                                                                              1999              1998
                                                                         --------------------------------
OPERATING REVENUES
Software licenses and services......................................      $   524,184        $   510,428
Contract revenue....................................................           35,320            246,353
                                                                          -----------        -----------
  Total operating revenues..........................................          559,504            756,781
                                                                          -----------        -----------

OPERATING COSTS & EXPENSES
Costs of software licenses and services.............................          353,478            185,933
Marketing, general and administrative expenses......................        1,514,516          1,037,690
Software research and development...................................          108,373             55,325
K-Fuel demonstration plant and laboratory operations................           96,962            236,038
Depreciation and amortization.......................................          672,128            719,658
                                                                          -----------        -----------
  Total operating costs and expenses................................        2,745,457          2,234,644
                                                                          -----------        -----------

OPERATING INCOME (LOSS).............................................       (2,185,953)        (1,477,863)

Interest and other income...........................................           23,980            119,940
Gain on sale of mine................................................                -            700,500
Interest expense....................................................         (288,999)          (292,204)
Equity in loss of unconsolidated affiliates.........................          (42,567)          (208,684)
                                                                          -----------        -----------
Loss before income taxes............................................       (2,493,539)        (1,158,311)
Income tax benefit..................................................                -                  -
                                                                          -----------        -----------
NET INCOME (LOSS)...................................................      $(2,493,539)       $(1,158,311)
                                                                          ===========        ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE.........................      $     (0.10)       $      (.05)
                                                                          ===========        ===========

Weighted average shares outstanding.................................       24,155,000         23,931,000
                                                                          ===========        ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Unaudited
                                                                           Nine Months Ended September 30,
                                                                               1999               1998
                                                                           -------------------------------
OPERATING REVENUES
Software licenses and services......................................        $ 1,230,875        $   906,287
Contract revenue....................................................            310,250            781,091
K-Fuel license fee..................................................          1,000,000                  -
                                                                            -----------        -----------
       Total revenue and other income...............................          2,541,125          1,687,378
                                                                            -----------        -----------

OPERATING COSTS & EXPENSES

Costs of software licenses and services.............................            845,074            590,446
K-Fuel royalty expense..............................................            250,000                  -
Marketing, general and administrative expenses......................          4,103,026          2,554,070
Software research and development...................................            208,981             55,325
K-Fuel demonstration plant and laboratory operations................            336,420            670,711
Depreciation and amortization.......................................          2,074,025          2,028,055
                                                                            -----------        -----------
     Total operating costs and expenses.............................          7,817,526          5,898,607
                                                                            -----------        -----------

OPERATING INCOME (LOSS).............................................         (5,276,401)        (4,211,229)

Interest and other income...........................................            321,473            478,679
Gain on sale of mine................................................                  -            700,500
Interest expense....................................................           (869,897)          (867,544)
Equity in loss of unconsolidated affiliates.........................           (450,056)          (333,446)
                                                                            -----------        -----------
Loss before income taxes............................................         (6,274,881)        (4,233,040)
Income tax benefit..................................................                  -                  -
                                                                            -----------        -----------
NET INCOME (LOSS)...................................................        $(6,274,881)       $(4,233,040)
                                                                            ===========        ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE.........................        $     (0.26)       $      (.18)
                                                                            ===========        ===========

Weighted average shares outstanding.................................         24,020,000         23,928,000
                                                                            ===========        ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Unaudited
                                                                           Nine Months Ended September 30,
                                                                               1999               1998
                                                                           -------------------------------
OPERATING ACTIVITIES
  Net loss.............................................................     $  (6,274,881)   $  (4,233,040)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization....................................         2,074,025        2,028,055
      Common stock and warrants issued for services....................            13,125          214,750
      Equity in loss of unconsolidated affiliates....................             450,056          333,446
      Gain on sale of mine...........................................                   -         (700,500)
      Other income...................................................                   -          (11,150)
  Changes in operating assets and liabilities, net of assets and liabilities acquired
      Accounts receivable, unbilled revenue and deferred revenue.......           273,276         (481,172)
      Other assets.....................................................           (22,411)        (663,277)
      Accounts payable and accrued expenses............................           546,345           64,401
      Due to related parties...........................................          (456,966)               -
      Interest payable.................................................          (278,245)        (258,972)
      Deferred income..................................................         1,000,000                -
                                                                            -------------    -------------
Cash used in operating activities......................................        (2,675,676)      (3,707,459)
                                                                            -------------    -------------

INVESTING ACTIVITIES
  Purchases of equipment...............................................           (79,190)        (517,956)
  Pending patent applications..........................................          (136,716)        (140,239)
  Investments in KFX Fuel Partners, L.P................................          (267,446)        (199,340)
  Investments in K-Fuel, LLC...........................................        (1,000,000)               -
  Investments in Charco Redondo, LLC...................................                 -         (572,066)
  Purchase of controlling interest in Pegasus Technologies,
   Limited, net of cash acquired.......................................                 -       (1,610,657)
  Other................................................................                 -          (50,000)
                                                                            -------------    -------------
Cash used in investing activities......................................        (1,483,352)      (3,090,258)
                                                                            -------------    -------------

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable..............................                 -          115,000
  Payments on notes payable............................................          (219,207)         (69,800)
                                                                            -------------    -------------
Cash provided by (used in) financing activities........................          (219,207)          45,200
                                                                            -------------    -------------

Increase (decrease) in cash and cash equivalents.......................        (4,378,235)      (6,752,517)
Cash and cash equivalents, beginning of period.........................         5,649,992       14,078,773
                                                                            -------------    -------------
Cash and cash equivalents, end of period...............................     $   1,271,757    $   7,326,256
                                                                            =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest...............................................     $   1,148,142    $   1,126,149
                                                                            =============    =============

      The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(Unaudited)


Nine Months Ended September 30, 1999
------------------------------------

     During August 1999, the Company issued 527,000 shares of its common stock in exchange for an additional 15% interest in Pegasus Technologies, Limited (Pegasus). This transaction was recorded based on the average price of KFx common stock shortly before the transaction was completed, which approximated $1.45 per share. Accordingly, the additional investment in Pegasus was recorded at approximately $763,000.


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

     On March 23, 1998, the Company issued $600,000 in promissory notes and granted purchase options for 175,000 shares of the Company's common stock under the Company's 1996 Stock Option and Incentive Plan in connection with the Company's acquisition of a 60% interest of Pegasus. Using the Black-Scholes option-pricing model, the stock options were valued at $253,750; this amount is included in goodwill and acquisition costs related to the acquisition of Pegasus. See Note 2.

     In April 1998, the company reclassified $80,199 from its investment in KFx Fuel Partners, L.P. (KFP) to accounts receivable from affiliates for certain prior year capitalized contract services, which were reimbursed by KFP in July 1998.

     In September 1998, the Company sold its Fort Union Mine (Pit #1) to KFP in exchange for KFP's assumption of all reclamation liabilities related to the mine. Pit #1 was carried at $465,500 prior to the sale along with a corresponding reclamation liability of $1,166,000.


      The accompanying notes are an integral part of these consolidated financial statements.

                                   KFX INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)


Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. (KFX or the Company) and its wholly-owned subsidiaries, Net Power Solutions, LLC (NPS) and KFX Wyoming Inc. (KFXW), and its majority-owned subsidiaries, Pegasus Technologies, Limited (Pegasus), KFX Technology, Inc.
(KFXT), and Heartland Fuels Corporation (HFC). The Company's 51% interest in K-Fuel, L.L.C. (K-Fuel, LLC) and its 5% interest in KFX Fuel Partners, L.P. (KFP) are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation.

     The consolidated financial statements at September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current year presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1998 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements except as modified for appropriate interim accounting policies. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

     Net loss per common share for the three and nine months ended September 30, 1999 and 1998 are based on the weighted average number of shares of common stock outstanding during the period, and excludes common equivalent shares (common stock options and warrants) as the effect would be anti-dilutive.

Note 2.  Pegasus Technologies, Limited

     On March 23, 1998, the Company acquired a 60% interest in Pegasus, an Ohio limited liability company that develops and markets computer software products intended to optimize combustion and provide related benefits in coal-fired electric utility power plants. The purchase price totaled $2,574,000 and consisted of a cash payment of $1,100,000, $600,000 in four-year promissory notes, the agreement to provide an immediate capital contribution of $500,000 and certain costs related to the acquisition.

     Of the total purchase price, approximately $2,435,000 was allocated to goodwill, since at the date of acquisition, fair value of the underlying net assets of Pegasus was negative and there were no significant assets nor any research and development in process. Goodwill is being amortized over five years.

                                   KFX INC.

     During August 1999, the Company issued 527,000 shares of its common stock in exchange for an additional 15% interest in Pegasus. This transaction was recorded based on the average price of KFX common stock shortly before the transaction was completed, which approximated $1.45 per share. Accordingly, the additional investment in Pegasus was recorded at approximately $763,000, all of which has been allocated to goodwill, which will be amortized over five years.

     Unaudited pro forma operating results for the nine months ended September 30, 1999 and 1998, as if both purchases of equity in Pegasus had occurred as of January 1, 1998, are summarized as follows:

                                                                 Nine Months Ending September 30,
                                                                 --------------------------------
                                                                     1999                 1998
                                                                ----------------------------------
     Operating Revenues...................................          $2,541,000         $1,736,142
     Net Loss.............................................          $6,389,000         $4,699,000
     Basic and diluted net loss per common share..........          $      .27         $      .20

Note 3.  Contingencies

     On November 4, 1999, Link Resources, Inc., a Georgia corporation, (Link) and its two sole shareholders, Linda E. Kobel (Kobel) and Gary A. Sanden (Sanden), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFX, Link, Kobel and Sanden had entered into an agreement requiring KFX to acquire Link and that KFX breached such agreement. The complaint seeks damages in excess of $3.5 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a preliminary review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFX intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.

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

     The forward-looking statements contained in this filing include, among others, statements regarding potential expansions of product and service offerings and related potential sources of capital; expected K-Fuel technology licenses; other potential sources of funding; expected future operating results and financial condition; future recognition as revenue of NPS/Pegasus order backlog; benefits to customers of installing its NeuSIGHT combustion optimization software; results of commercial test burns of K-Fuel; expected results of further commercial test burns of K- Fuel; anticipated markets for the Company's products and services; and the potential impact of TCK's decisions to hold the KFP Facility for sale and suspend operations at the KFP Facility. Important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, adverse market and various other conditions that could inhibit the Company's ability to obtain capital and other funding; competition and technological developments by competitors; lack of market interest in the Company's existing and any new products and services; changes in environmental, electric utility and other governmental regulations; actions of the Company's strategic partners; breadth or degree of protection available to the Company's intellectual property; availability of key management and skilled personnel; unanticipated problems that arise from research and development activities; cost overruns, delays and damage that may occur in developing, permitting, financing and constructing K-Fuel production facilities; and domestic and international economic and political conditions. The Company does not undertake to update, revise or correct any of the forward-looking statements.

OVERVIEW

     The principal factors impacting the Company's results of operations in the first nine months of 1999, as compared to the first nine months of 1998, include the $1 million K-Fuel license fee received in late June 1999 from Kennecott Energy and Coal Company (KECC), partially offset by related royalty expense of $250,000; the acquisition of Pegasus Technologies, Limited (Pegasus) in late March 1998 and the related formation of its sister marketing subsidiary, Net Power Solutions, LLC (NPS) in mid 1999; and the start up of operations at the KFP facility in April 1998 and later suspension of operations in June 1999. KFx holds a 5% interest in the KFP facility, which is 95% owned by the operating partner, Thermo Ecotek Corporation (TCK).

     The K-Fuel license was included in an amendment to the operating agreement of the K-Fuel, LLC, in which KFx has a 51% interest and KECC has a 49% interest. The near term mission of K-Fuel, LLC is to develop a 3 million ton-per-year K-Fuel production facility that is economic in today's energy markets. This amendment also resulted in the payment by KECC to KFx of an additional $1 million, which, in accordance with the terms of the amendment, KFx invested in K-Fuel, LLC to fund further development activities associated with this next phase of K-Fuel commercialization. This additional $1 million payment was recorded as deferred income, which will be amortized into income as related development expenses are incurred.

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     During 1999 through November 10, NPS/Pegasus has received firm orders for software licenses and installation and related services approximating $1.8 million. The backlog of firm orders at November 10, 1999 approximated $1.9 million, which is expected to be recognized as revenues over approximately the next twelve months.

     The receipt of NeuSIGHT orders has been hampered by two federal appeals court decisions in May 1999 that have effectively suspended two NOx reduction programs initiated by the Environmental Protection Agency (EPA). The two programs affected are the 8-hour national ambient air quality standard for ozone, of which NOx is a primary component, and a requirement for 22 eastern and midwestern states and the District of Columbia to submit plans this fall to achieve a reduction in NOx emissions of approximately 85% beginning in 2003. Although the ultimate governing requirements of the Clean Air Act (CAA) remain in place, these court actions create confusion as to the manner of achieving compliance with the CAA. Pending resolution of these matters, utilities may elect to delay or abandon certain of their planned activities designed to achieve compliance with the relevant sections of the CAA, which activities may include purchase and installation of NeuSIGHT. Accordingly, despite other benefits provided by NeuSIGHT that can generate significant immediate operating cost reductions to utilities, management believes that NPS/Pegasus is experiencing delays in the receipt of orders for NeuSIGHT and is likely to experience further delays until this matter is resolved.

     Under generally accepted accounting principles, the Company was unable to recognize revenue from software license orders approximating $275,000, and related costs approximating $90,000, for the nine months ended September 30, 1999, due to related installation service commitments. Management is working to change certain internal business practices and certain utility industry practices in an effort to alleviate the application of this restriction to its business, on a prospective basis.

     Other significant developments in the first nine months of 1999 include the successful commercial burn of K-Fuel in February 1999 and the Company's agreement with TCK reached in June 1999 to assist in selling TCK's investment in
KFx, consisting of 4.25 million shares of KFx common shares.   This agreement
includes TCK's agreement to cancel its warrants, including a control warrant, to purchase additional common stock of KFx, upon the sale of these shares. This agreement was made in connection with certain restructuring decisions by TCK made in May 1999, which resulted in its decision to hold for sale its interest in the KFP facility and suspend operations at the facility in June 1999. KFx is actively assisting in the efforts to sell the plant and TCK is in active negotiations with various parties.

     In late August 1999 the Company increased it ownership of Pegasus to 75%, through the purchase of an additional 15% interest in exchange for 527,000 shares of KFx common stock. The Company's Board of Directors approved this transaction, in part, based on an independent valuation of Pegasus indicating a value of approximately $14,106,000, or $2,116,000 for a 15% interest. Under generally accepted accounting principles, however, this transaction is recorded based on the average price per share of KFX common stock shortly before the transaction was completed, which approximated $1.45 per share. Accordingly, an additional investment in Pegasus approximating $763,000 was recorded.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

     Although software related revenues increased slightly, total operating revenues for the third quarter of 1999 decreased by approximately $197,000 when compared to the third quarter of 1998. This decrease was primarily due to a $211,000 decline in contract revenues associated with services provided to KFP's

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Gillette K-Fuel plant and a K-Fuel research and development contract with a third party. The decline stemmed from TCK's suspension of operations at KFP in June 1999 and certain administrative changes at the third party research and development contracting agency. As discussed below, related operating costs have been reduced as well. The Company is continuing discussions with the third party contracting agency and its funding source in an effort to resume historical levels of activity and related revenues.

     Operating costs and expenses for the third quarter of 1999 increased by approximately $511,000 when compared to the third quarter of 1998. This increase was primarily due to additional 1999 third quarter costs at NPS/Pegasus approximating $401,000. Specifically, the NPS/Pegasus cost increases included approximately $168,000 in costs of revenue, $189,000 in costs associated with developing a professional marketing and sales organization, and $53,000 in research and development associated with enhancements to NeuSIGHT and development of new products. Increases in costs at KFx from the third quarter of 1998 to the third quarter of 1999 approximating $244,000 were incurred primarily in connection with pursuing the Company's strategy of offering total operating solutions to the power generation industry. This increase was partially offset by approximately $135,000 in cost reductions associated with the decline in research and development contract revenues discussed above.

     Primarily as a result of the factors discussed above, the operating loss in the third quarter of 1999 exceeded the operating loss in the third quarter of 1998 by approximately $708,000. In addition, the Company experienced an increase in net non-operating income/expense items approximating $627,000 from the third quarter of 1998 to the third quarter of 1999. This increase resulted primarily from (a) a decline in interest and other income approximating $96,000, due to a decline in the average balance of cash investments; (b) the recognition in 1998 of a $700,000 gain on sale of mine; and (c) the June 1999 suspension of operations at KFP, which reduced KFx's equity loss from KFP by approximately $166,000 in the third quarter of 1999, as compared to the third quarter of 1998.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

     Operating revenues increased approximately $854,000 from the first nine months of 1998 to the first nine months of 1999 due primarily to the $1 million K-Fuel license fee from KECC. In addition, software related revenues increased approximately $325,000, but K-Fuel related research and development contract revenue declined approximately $471,000 for the reasons discussed above in the third quarter comparison. The increase in software license and services revenue stemmed from the first three quarters of 1998 including only two quarters of NPS/Pegasus operations since the Pegasus acquisition was completed near the end of March 1998.

     Operating costs and expenses for the first nine months of 1999 exceeded the 1998 level for the first nine months by approximately $1,919,000, principally due to increased costs at NPS/Pegasus approximating $1,923,000, which resulted largely because 1998 included three fewer months of NPS/Pegasus activity. In addition, NPS/Pegasus incurred additional costs in 1999 associated with its efforts to develop a professional marketing and sales organization and research and development activities associated with enhancements to NeuSIGHT and development of new products. KFx also experienced cost increases approximating $318,000, year to date in 1999 as compared to the comparable period of 1998, primarily due to $250,000 in 1999 royalty expense associated with the K-Fuel license fee from KECC. This increase was offset by approximately $322,000 in reduced costs associated with the decline in research and development contract revenue discussed above in the third quarter comparison.

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     The above factors produced an increase in the operating loss for the first nine months of 1999 over the comparable period of 1998 approximating $1,065,000. In addition, the Company experienced a comparable increase in net non-operating income/expense items approximating $977,000, primarily due to (a) a decline in interest and other income approximating $157,000, due largely to a decline in the average balance of cash investments; (b) the recognition in 1998 of a $700,000 gain on sale of mine and (c) losses associated with operations at KFP prior to its suspension in June 1999, which increased KFx's 1999 year to date equity loss from KFP by approximately $122,000, when compared to the comparable period of 1998.

     On March 1, 1999 the Company announced that the first commercial burn of K-Fuel had been successfully completed. During February 1999, approximately 12,000 tons of K-Fuel were used to conduct a burn at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. Initial results of the test burn indicate that K-Fuel appeared to produce: (a) a reduction in nitrogen oxide (NOx) emissions while maintaining capacity and reducing internal power consumption, (b) no unusual deterioration of internal boiler operations, (c) a reduction in the fuel preparation costs, (d) no spontaneous combustion and (e) an improvement in boiler efficiency. Indiana-Kentucky Electric's fuel is procured by American Electric Power (AEP). The results from this commercial scale burn generally confirm the results of the test burn performed by the Southern Research Institute in June 1998. The Company also believes that the use of K-Fuel produced a reduction in sulfur dioxide
(SO2) and carbon dioxide (CO2) emissions but Clifty Creek's instrumentation precluded clear quantification of these results. When additional K-Fuel is available from either the KFP Facility or a new K-Fuel plant, the Company will pursue additional commercial scale burns of K-Fuel to clarify these benefits. The handling characteristics of K-Fuel were acceptable with proper use of the power station's existing dust suppressant system. Nevertheless, KFx plans to work to reduce the dustiness of K-Fuel and improve its handling characteristics.

     TCK, the operating partner and 95% owner of KFP began reporting operating results from the KFP Facility in April 1998. Although the KFP Facility has operated and produced commercially salable product, TCK encountered difficulties in achieving optimal and sustained operations. On May 24, 1999, TCK announced that it would record restructuring and other charges partially related to its decision to hold for sale its investment in the KFP Facility. Further, TCK in June 1999 suspended operations at the KFP Facility and K-Fuel is not currently being produced. The Company is unable to predict with certainty the effect (including the recoverability of the Company's $3.4 million investment related to the KFP Facility), if any, of these actions of TCK on KFx. Management of KFx is actively assisting in soliciting offers to purchase the KFP Facility and TCK is in active negotiations with various parties. No assurance can be given, however, as to when or if the KFP Facility will be sold or when, if ever, it will resume operations.

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1999 the Company used approximately $2,676,000 of cash for its operating activities, including (a) approximately $1,524,000 related to developing the NPS/Pegasus business and (b) $1,148,000 in interest payments. Payments from KECC, net of related royalty expense, generated $1,750,000 in operating cash flow during this period, which was offset by approximately $1,753,000 in cash disbursements associated with KFx activities, including (a) the pursuit of opportunities to expand the Company's product and service offerings, (b) the continued development of K-Fuel, and (c) general corporate activities. The Company expects most or all of its cash requirements over the balance of 1999 with respect to day-to-day operations and debt service requirements will be satisfied by (a) cash on hand, which as of November 5, 1999 approximated $888,000; (b) certain contract revenues relating to a research and development program conducted by the Company; and (c) revenues related to the operations of NPS/Pegasus (although material positive net operating cash flows related to NPS/Pegasus are not expected to materialize until late 1999 or later). The Company also believes there is potential for additional funding in 1999 and/or 2000 from: (a) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry and (b) fees from licensing new K-Fuel facilities. In connection with the pursuit of these latter two potential funding sources, the Company is in active negotiations or discussions with certain parties.

     Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required in the near future to seek additional debt and/or equity financing for general operating purposes. In addition, the timing of collection of NPS/Pegasus accounts receivable and other working capital items could significantly alter the Company's needs for at least temporary financing.

     The Company does not expect, in the foreseeable future, to derive material net income from its 5% ownership interest in KFP, which operates the Gillette Wyoming K-Fuel facility and is 95% owned by TCK. Under current terms, the Company's net K-Fuel production royalty (after fulfilling related royalty obligations) if the KFP Facility were to reach full capacity is projected to be less than $200,000 per year. The potential for Section 29 tax credit for KFP production represents additional potential value but since the Company has a net operating loss carryforward, it is most likely that a structured transaction would be required to generate any significant value from the potential Section 29 tax credit. Management has considered potential Section 29 structured transactions but the value, amount and likelihood of any such transaction is not determinable at this time.

     The Company does not expect additional stock purchases by TCK. On June 12, 1999 the Company entered into an agreement with TCK granting the Company authority until at least December 10, 1999 to find a buyer for the 4.25 million shares of KFx common stock held by TCK. The agreement requires TCK to cancel the warrants that it holds to purchase additional KFx common shares and obtain control of KFx, as well as cancel various restrictions on other corporate actions of the Company, upon the sale by TCK of the 4.25 million shares of KFx common stock, whether KFx finds the buyer or otherwise. This agreement may be extended for 60 days under certain circumstances.

     Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by various provisions of the existing agreement with TCK, unless such provisions are cancelled in connection with the sale of KFx stock held by TCK as discussed above, and by the terms of the Company's 6% Convertible Debentures. With respect to the Company's 6% Convertible Debentures, the Company may only incur unsecured indebtedness of up to $8.0 million (of which approximately $631,000

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


was outstanding as of November 10, 1999) and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. With respect to TCK, the Company must obtain TCK's consent to sell any of its common stock or to incur any indebtedness other than indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

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

     In accordance with the terms of the Indenture governing the terms of the Company's 6% Convertible Debentures, as of November 1, 1999, the conversion price was reset from $3.75 per share to $3.65 per share.

YEAR 2000 COMPLIANCE

     The Company is aware of the problems associated with the "Year 2000 issue." This issue centers on certain computer systems being unable to recognize the year 2000 as a valid date or possibly interpreting a date in the format of "00" as the year 1900 rather than the year 2000. This system issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company conducts business. Such failures of the Company's or third parties' computer systems could potentially have a material adverse impact on the Company's business, financial condition or results of operations. The Company has substantially completed its process to evaluate the potential impacts of the Year 2000 issue and has implemented necessary remedial actions.

     In 1998, the Company engaged a third party consultant to complete an analysis of its information technology ("IT") and non-IT systems, such as office and other hardware containing embedded technology, in the executive offices of KFx and NPS. The Company completed remediation steps recommended as a result of this analysis at a nominal cost. Future upgrades to these systems or new acquisitions are subjected to a similar analysis with the assistance of the third party consultant. The Company substantially completed similar analyses at the offices of Pegasus during 1998. Based on the results of these analyses, management believes that the IT and non-IT systems of its executive offices and the offices of NPS and Pegasus are Year 2000 compliant and does not believe that there is a significant risk to the Company's future business operations.

     The Company engaged a third party consultant to perform an analysis of its non-IT systems at its laboratory facility near Gillette, Wyoming, which was completed in early October of 1999. This location does not have any IT systems. The Company completed remediation steps recommended as a result of this analysis at a nominal cost.

     The Company has also been advised that KFP has decided not to undertake a planned Year 2000 analysis with respect to its IT and non-IT systems. As previously announced, all operations at the KFP facility have been suspended in connection with certain restructuring decisions made by TCK in May 1999. Any activities related to Year 2000 issues are expected to be undertaken in connection with plant

                                   KFX INC.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


reactivation by a new investor. In view of the recent age of the KFP facility, significant Year 2000 issues are not expected to be present.

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

     To date, the costs incurred by the Company with respect to the Year 2000 issue have not been material. The Company does not expect, but can provide no assurances, that future costs, if any, will be material.

     The Company does not expect that the impact of the Year 2000 issue will be material in the systems assessed or being assessed. The Company plans, however, to continue to monitor this issue with respect to the various computer systems that it relies on, directly and indirectly, and will take additional steps as it considers prudent to minimize the potential adverse impact of this issue, including performing additional analysis and related remediation, as may appear necessary. In addition, if the Company determines that it will not be able to achieve Year 2000 compliance in a function that is critical to the future of the Company, it will immediately develop contingency plans and will attempt to quantify any impacts of any failure to timely correct non Year 2000 compliant computer systems. There can be no assurance that the Company will discover all Year 2000 issues in the course of its assessment or be able to implement timely and cost effective remedial actions for the Year 2000 issues that it does discover, such that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations.

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

                                   KFX INC.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On November 4, 1999, Link Resources, Inc., a Georgia corporation, (Link) and its two sole shareholders, Linda E. Kobel (Kobel) and Gary A. Sanden (Sanden), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFX, Link, Kobel and Sanden had entered into an agreement requiring KFX to acquire Link and that KFX breached such agreement. The complaint seeks damages in excess of $3.5 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a preliminary review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFX intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

        For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.


(B)  REPORTS ON FORM 8-K

         During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated June 29, 1999, under Item 5, Other Events, and
Item 7, Financial Statements and Exhibits.

                                   KFX INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KFX Inc.


                              /s/ Seth L. Patterson
                              ------------------------------
                              Seth L. Patterson
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                              Date: November 15, 1999