Form 10-K
period 1999-12-31
KFX INC
filed 2000-04-14
CIK 912365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 12b-25
                                 SEC FILE NUMBER
                                     0-23634

                           NOTIFICATION OF LATE FILING

(Check One): |X| Form 10-K  |_| Form 20-F  |_| Form 11-K  |_| Form 10-Q |_| Form N-SAR

                  For Period Ended:   December 31, 1999
                  [  ]     Transition Report on Form 10-K
                  [  ]     Transition Report on Form 20-F
                  [  ]     Transition Report on Form 11-K
                  [  ]     Transition Report on Form 10-Q
                  [  ]     Transition Report on Form N-SAR

                  For the Transition Period Ended:
                                                  -----------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

--------------------------------------------------------------------------------

PART I - REGISTRANT INFORMATION

KFx Inc.
--------------------------------------------------------------------------------
Full Name of Registrant

--------------------------------------------------------------------------------
Former Name if Applicable

1999 Broadway, Suite 3200
--------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Denver, Colorado USA 80202
--------------------------------------------------------------------------------
City, State and Zip Code

PART II - RULES 12B-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box)

|X|     (a)   The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

|X|     (b)   The subject annual report, semi-annual report, transition
              report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

|_|     (c)   The accountant's statement or other exhibit required by Rule
              12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant is unable to complete the information for the timely presentation of its Annual Report on Form 10-K for the period ended December 31, 1999 due to the fact that the Registrant recently consummated a financing for its subsidiary, Pegasus Technologies, Inc., as reported on its Current Report on Form 8-K filed with the SEC on March 24, 2000 and is currently negotiating a sale of the K-Fuel production facility, in which the Registrant owns a 5% interest, in Gillette, Wyoming.

PART IV - OTHER INFORMATION

(1)       Name and telephone number of person to contact in regard to this notification

                         Seth L. Patterson                                (303)                       297-4982
          --------------------------------------------------  --------------------------------  -------------------
                              (Name)                                    (Area Code)              (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment
          Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). |X| Yes |_| No

-------------------------------------------------------------------------------------------------------------------

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? |X| Yes |_| No

          If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

================================================================================


                                    KFx Inc.
--------------------------------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date   March 28, 2000                       By   /s/ Seth L. Patterson
     ----------------------                    ---------------------------------
                                               Seth L. Patterson,
                                               Executive Vice President and
                                               Chief Financial Officer

The Registrant expects significant changes in its results of operations for the fiscal year ended December 31, 1999 compared to the fiscal year ended December 31, 1998. Anticipated condensed financial information for these years is contained in the table below. The changes from 1998 to 1999 reflect increased revenues and operating expenses for Pegasus, as Pegasus expanded its business, grew its marketing and sales organization and increased its research and development activities. The changes also reflect increased revenues and decreased operating expenses for K-Fuel resulting primarily from a $1 million K-Fuel license fee and reduced contract revenues and related expenses. The information below for 1999 is subject to resolution of issues related to the potential sale of the K-Fuel production facility, as noted in Part III of this Form 12b-25, and completion of the audit of the Company's 1999 financial statements.

                                   Twelve Months       Twelve Months
                                      Ended                Ended
                                     12/31/99            12/31/98
                                   -------------       -------------
STATEMENTS OF OPERATIONS

Operating revenues                  $ 3,063,682         $ 2,220,585

Operating loss                      $(7,318,690)        $(6,419,014)

Net loss                            $(8,572,075)        $(6,783,817)

Basic and diluted loss per share          $(.36)              $(.28)

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
          (Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999

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

                                 (303) 293-2992
               (Registrant's Telephone Number Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, $.001 par value                    American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 13, 2000, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $33,147,000. At April, 2000, 24,934,289 shares of common stock of the Registrant were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 22, 2000 are incorporated by reference into Part III.

                                    KFX INC.

                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                        --------------------------------



                                                                                                              PAGE
                                                                                                               NO.
                                                                                                              ----

PART I

Item 1.       Business.....................................................................................    3

Item 2.       Properties...................................................................................   31

Item 3.       Legal Proceedings............................................................................   31

Item 4.       Submission of Matters to a Vote of Security Holders..........................................   32

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........................   33

Item 6.       Selected Financial Data......................................................................   34

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................................   35

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...................................   44

Item 8.       Financial Statements and Supplementary Data..................................................   45

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosures..................................................................................   45

PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................   46

Item 11.      Executive Compensation.......................................................................   46

Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................   46

Item 13.      Certain Relationships and Related Transactions...............................................   46

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................   47

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     KFX Inc. (the "Company" or "KFx"), a Delaware corporation formed in 1988, is engaged in developing and delivering various technology and service solutions to the electric power generation industry to facilitate the industry's compliance with air quality emission standards on a worldwide basis and its transformation to intensive competition domestically as the United States power industry undergoes deregulation. Currently, the Company has technology solutions that enhance the output of coal-fired electric utility boilers while simultaneously reducing the related environmental impacts and facilitating compliance with various environmental standards, most importantly the Clean Air Act, as amended (the "CAA"). The Company currently considers its business to be in two operating segments, Pegasus Technologies, Inc ("Pegasus") and K-Fuel Technology ("K-Fuel"), both of which serve the same end industry and provide similar benefits, but which have distinctly different technology bases. Prior to the acquisition of Pegasus in 1998, the Company operated only in the K-Fuel segment.

     Summary financial information about each segment for 1999 and 1998 follows; for additional segment information see Note 18 to the Consolidated Financial Statements.


1999                                              Pegasus             K-Fuel
----                                           --------------    --------------

Operating Revenues                             $    1,536,884    $    1,313,916
Operating Loss                                 $   (3,266,584)   $   (1,055,085)
Total Assets                                   $    3,452,104    $    9,052,687

1998
----
Operating Revenues                             $    1,328,491    $      892,094
Operating Loss                                 $   (1,234,038)   $   (1,674,101)
Total Assets                                   $    3,230,954    $   11,843,799

     Pegasus develops, markets, licenses and installs software that optimizes the combustion performance of coal-fired electric utility boilers. Its NeuSIGHT(TM) flagship product has been installed at 12 boiler units and is under installation or is scheduled to be installed at 15 boiler units, across the United States and Canada. NeuSIGHT utilizes an artificial intelligence/neural network software platform licensed from Computer Associates International to interface with the process control system in coal-fired electric utility boiler units. NeuSIGHT collects real time operating data and builds a model of optimal boiler combustion performance, taking into account various safety, environmental and other constraints. NeuSIGHT can be set to optimize the reduction of various emissions (such as nitrogen oxide ("NOx")), a boiler's heat rate (a measure of boiler operating efficiency considering fuel consumed in comparison to electricity generated) and/or other boiler performance measures. NeuSIGHT provides the most benefit when operated in a closed loop mode, whereby automatic adjustments are made to various controllable factors, such as oxygen input. Pegasus is continuously pursuing the development of improvements to NeuSIGHT as well as complementary new products and services. Although not currently a product development or marketing focus, NeuSIGHT is expected to be adaptable to various non-coal fired boiler units as well.

     The Company's K-Fuel segment has developed and begun commercialization of its patented K-Fuel Technology, which is a process technology that uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel ("K-Fuel"). The K-Fuel Technology is generally referred to as a coal beneficiation process, which refers to processes intended to produce, using run-of-mine coal as feedstock, fuels with improved energy and environmental values. The principal benefit of the K-Fuel Technology is that the fuel produced from the process can facilitate the efforts of electric power producers and other large-scale users of coal to meet the clean air standards imposed by the CAA. Based on various analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of NOx, sulfur dioxide (SO(2)), carbon dioxide (CO(2)), mercury and chlorine. KFx plans to license K-Fuel Technology domestically and internationally to various parties wishing to construct and operate K-Fuel production facilities. In addition, KFx expects to hold equity interests in selected K-Fuel production facilities. K-Fuel operations are conducted through KFx Inc. and certain of its subsidiaries.

     The Company will continue to consider various options to expand its business by adding other solutions (technologies, products and services) to meet
(a) the needs of the electric power industry as it is transformed by deregulation into a highly competitive industry and (b) the increasingly stringent environmental standards triggered by indications of global warming and other environmental concerns.

     Although the Company is pursuing various international opportunities in both segments, during each of the three years ended December 31, 1999, most of the Company's operating activities was conducted domestically. However, certain Canadian customers of Pegasus generated revenues approximating $224,000 and $166,000 in 1999 and 1998, respectively.

PEGASUS

GENERAL

     In March 1998 the Company purchased a 60% interest in Pegasus Technologies Limited, an Ohio limited liability company, (Pegasus Limited). Pegasus Limited had developed a software technology that optimizes the performance of coal-fired electric utility boilers. Pegasus' flagship product, NeuSIGHT, provides two primary benefits: improved combustion performance and reduction in NOx emissions. NOx is a primary component of ground level smog. See "Market Drivers--Domestic Market." Additional benefits of NeuSIGHT include (a) improvements in boiler efficiency (heat rate), which translates into lower fuel costs, as well as lower emissions of SO(2) and CO(2); (b) an increase in gross generating capacity, providing more electricity for the power company to sell;
(c) lower carbon in the ash waste by-product, which can convert a related waste product disposal cost into a marketable ash product; and (d) improvements in opacity, which refers to the visible exhaust discharged from an emissions stack.

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

         In August 1998, the Company formed Net Power Solutions, LLC ("NPS"), a Delaware limited liability company, primarily to provide marketing and sales services to Pegasus Limited. From late 1998 through November 30, 1999, NPS hired and trained a marketing and sales staff, developed marketing programs and materials and generally performed the sales and marketing for Pegasus Limited. Pursuant to an Agreement dated December 13, 1999, the members of Pegasus Limited and NPS including the Company, exchanged their membership interests in Pegasus Limited and NPS for shares of common stock of a new company, Pegasus Technologies, Inc., effective November 30, 1999. At November 30, 1999 and December 31, 1999, 75% of the outstanding common stock of Pegasus Technologies, Inc. was held by KFx, with the 25% balance held by Pegasus management. Hereafter, references to Pegasus include the activities of Pegasus Limited and NPS prior to this exchange, as well as the subsequent activities of Pegasus Technologies, Inc. and its subsidiaries.

     On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and
(d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. As a result of this transaction, at April 13, 2000, the ownership of Pegasus is approximately as follows: KFx--74%, Pegasus management--20% and Kennecott Energy--6%. Kennecott has the right to sell the Pegasus Common Stock back to KFx at any time before March 3, 2001 at a price equal to the greater of $1,000,000 or fair market value.

     In connection with the March 2000 transaction, Pegasus and Kennecott Energy also formed a 50/50 Colorado limited liability company, Net Power Solutions, LLC ("Net Power Solutions") to facilitate the combined marketing, on a non-exclusive basis, of technologies, products and services that can be provided by Kennecott Energy, Pegasus, KFx and other potential parties.

     In the fourth quarter of 1999, Pegasus released (a) the new 5.0 version of its flagship NeuSIGHT product that is expected to facilitate quicker and more cost effective installations and provide other benefits to clients and (b) Performance Calculation Tool(TM), an add-on module to NeuSIGHT that allows power station engineers to create and run performance calculations, such as heat rate, without the need to know a specific programming language. During 1999 and 1998

Pegasus research and development expenses totaled $335,766 and $138,335, respectively. Kennecott Energy's investment in Pegasus is expected to accelerate enhancements to NeuSIGHT, the development of new products and services and other improvements in the operations of Pegasus in 2000 and beyond, and correspondingly increase research and development expenses.

     As of March 31, 2000, Pegasus has firm unfilled sales commitments (backlog) for 18 NeuSIGHT licenses and related installations at an estimated contract value of $2,485,000, which are generally expected to be filled within approximately the next 12-18 months. At March 26, 1999, such backlog approximated $1,263,000 for 12 NeuSIGHT licenses and completion of related installation services.

     During 1999, two individual clients, Carolina Power & Light, and Houston Light & Power accounted for greater than 10%, each, of consolidated revenues (19 and 11, respectively%). During 1998, three individual clients accounted for greater than 10%, each, of consolidated revenues, Houston Light & Power, Union Electric, and Cinergy (22%, 13%, and 10%, respectively). Although the existence of such major clients is partly a result of Pegasus' limited customer base, management also believes it is an indication of the level of client satisfaction with Pegasus products and services since these relationships involve multiple license and installation contracts and three of the same clients are included in both years' statistics.

STRATEGIC RELATIONSHIPS

     In March 1999 Pegasus executed an agreement with Science Applications International Corporation (SAIC) providing SAIC with certain exclusive rights to install NeuSIGHT software, as a subcontractor to Pegasus, in North America. Under the terms of the agreement, SAIC has the right to perform NeuSIGHT installations related to Pegasus license sales that Pegasus elects not to perform with its own staff. Subject to certain termination provisions covering performance and other matters, the agreement expires after SAIC completes 30 installations of NeuSIGHT or three years, whichever occurs first. In exchange for certain services, investments and preferred billing rates by SAIC, the agreement also provides for a 50/50 sharing of gross profits from the installation services provided by SAIC to Pegasus customers under the agreement. Through December 31, 1999, no payments to SAIC or related accruals have been required under these profit sharing provisions.

     During the first quarter of 2000, Pegasus entered into value added reseller ("VAR") agreements with Babcock & Wilcox ("B&W") and ABB Centrum ("ABB"). The VAR agreements grant non-exclusive resale rights for NeuSIGHT and related installation services to B&W on a worldwide basis and to ABB for Poland, Hungary and the Czech Republic. Minimum license purchases during the initial one year terms of these VAR agreements require payments to Pegasus through February 2001 totaling $452,000. The VAR agreements are for one-year renewable terms and contain provisions preventing competition with Pegasus, requiring Pegasus to provide certain training and granting preferred pricing to B&W and ABB. Pegasus will pursue additional VAR arrangements with appropriate parties as a means to quickly and cost effectively gain access to potential customers.

INTELLECTUAL PROPERTY

     NeuSIGHT utilizes a neural network technology licensed from a subsidiary of Computer Associates International (CA) under an agreement which, among other terms, grants Pegasus Limited a perpetual, irrevocable, world-wide, exclusive right and license for use in process monitoring and control applications in the electric utilities industry. Payments are made to CA for each neural network license sold, one of which is required for each NeuSIGHT installation. Through August 1999, CA was also a 15% owner of Pegasus Limited, at which time CA sold such interest to KFx in exchange for 527,000 common shares of KFx. The programming code that constitutes NeuSIGHT is a trade secret.

COMPETITION

     Pegasus faces competition from several companies that offer software products providing combustion optimization benefits to the electric power industry. Management believes the NeuSIGHT software solution offers several competitive advantages over competitor's offerings. Most significantly, in an independent study completed in December 1998, NeuSIGHT has been documented as providing greater benefits than competing products in the areas of NOx reduction and heat rate improvement. In addition, NeuSIGHT has demonstrated an ability to operate in closed-loop supervisory mode for extended time periods without intervention. NeuSIGHT's neural network model is considerably more extensive and therefore more effective than competing products, through its ability to manage higher volumes of input variables (up to 7 times the level of competing products). While NeuSIGHT's neural network models are sophisticated and complex, the software has a unique capability to retrain the model automatically as operating conditions change in the plant. Competing product models are generally static and require periodic re-tuning, making them more costly to maintain and less effective over time. In management's opinion, these and other features provide a much greater ability for the software to adapt to changing environmental conditions, equipment degradation, instrument calibration drift, and operating variances.

     In the opinion of management, compared with competing companies, Pegasus provides more extensive implementation and training programs that result in an end product more closely correlated to the actual operating conditions of the specific boiler unit. Pegasus is focused exclusively on the needs of the electric power generation industry rather than serving various industries with differing needs. This focus, coupled with the expertise of its personnel in this market, enable Pegasus to deliver solutions that provide significantly greater reductions in NOx, higher levels of operating efficiency and other benefits not provided by competitors. Competing products tend to emphasize price as their basis of comparison, while Pegasus is focused on cost benefit analysis and return on investment. While Pegasus believes it is the leader in the industry, based on the number of installed systems in the electric power generation industry, certain competing companies may have greater financial and other resources. In addition, Pegasus may face new competition from other vendors to the electric power generation industry, many of which have significantly greater financial and other resources than Pegasus.

K-FUEL TECHNOLOGY

GENERAL

     The K-Fuel Technology is comprised of three groups, or Series, of patents. The Series "A" and Series "B" Technology patents are based on hot gas and steam heat-transfer mediums, respectively. The Series "C" Technology is based on a nitrogen heat-transfer medium. The principal difference between the Series "A" and "B" Technologies and the Series "C" Technology is that Series "C" is based on a more simplified design with respect to the manufacturing equipment and facilities, resulting in lower capital costs. The Company expects the Series "C" Technology to be primarily used for coal fuel product-manufacturing facilities. The Series "A" and "B" Technologies can also be used for coal fuel product facilities, but the Company expects they may be more likely used for renewable resource fuel product manufacturing facilities (e.g., bagasse, municipal solid waste, sludge and wood waste). The Series "A" and "B" Technology patents were developed by Edward Koppelman and assigned to the Company under a research and development contract (the "R&D Contract") with the Company. The Company purchased the Series "C" Technology patent directly from Mr. Koppelman after completion of the R&D Contract. The Company is currently focusing its commercialization efforts on the development of projects for the manufacture of coal fuel product using the Series "C" Technology. To date, one commercial-scale K-Fuel manufacturing facility has been constructed, which began operations in April 1998 and suspended operations in June 1999. See "Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners" in this section. The development of future K-Fuel manufacturing facilities is expected to result primarily in the near term from the K-Fuel, LLC joint venture with Kennecott Energy. See "Strategic Relationships-Kennecott Energy Company" in this section.

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

     The principal benefit of the K-Fuel Technology in the United States is that the fuel produced from the process can facilitate the efforts of electric power producers, manufacturers and other large-scale users of coal to meet the clean air standards imposed by the CAA. Based on various independent and Company analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of NOx, SO2, carbon dioxide (CO2), mercury and chlorine. K-Fuel is the first beneficiated coal product that has not exhibited any significant signs of spontaneous combustion. In addition, K-Fuel has been demonstrated to increase gross power generation, reduce fuel-pulverizing requirements, blend well with other coals and flow well through coal handling systems. K-Fuel has exhibited a level of dustiness that requires the use of dust suppression equipment on site at most domestic coal-fired power plants. Efforts are underway to determine ways in which dust can be reduced.

     In May 1998, the Southern Research Institute conducted a test burn of approximately 10 tons of K-Fuel, which was also overseen by a technical services affiliate of Kennecott Energy. The results of this test burn are summarized in the table below:


                                                                                      EMISSIONS (PPM)
                                                                   BTU          (CORRECTED TO 3% O2 DRY BASIS)
                                                              (AS RECEIVED)          NOX            SOX
                                                              -------------     -------------    ---------------
K-Fuel ..............................................            11,703               142               173
Dry Fork Subbituminous ..............................             8,903               172               215
Lone Mountain Bituminous ............................            13,315               265               530

     In February 1999, the first commercial burn of K-Fuel was completed. A unit train (approximately 12,000 tons of K-Fuel produced at the KFP Facility; see "Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners" in this section) was burned at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. A fuel blend of approximately 60% K-Fuel, with the balance consisting of a blend of high-Btu, high and low-sulfur Eastern coals, replaced relatively low-Btu, low-sulfur southern Powder River Basin ("PRB") coal in one of the station's boiler units. Initial results of the test burn indicate that K-Fuel appeared to produce: a) a reduction in NOx emissions while maintaining full load yet reducing auxiliary power, b) no unusual slagging or fouling of the boiler, c) a reduction in the fuel pulverizing operations, d) no spontaneous combustion and e) an improvement in boiler efficiency. Indiana-Kentucky Electric's fuel is procured by American Electric Power ("AEP").

     The results from this commercial scale burn at Clifty Creek generally confirm the results of the test burn performed by the Southern Research Institute. The Company believes that K-Fuel produced a reduction in SO2 and CO2 emissions but the plant instrumentation precluded clear quantification.
The handling characteristics of K-Fuel were acceptable with proper use of the power station's existing dust suppressant system. KFx is working to improve the handling characteristics of K-Fuel.

     One of the Company's subsidiaries has a contract with Western Research Institute, a non-profit research organization based in Laramie, Wyoming, to perform research related to the K-Fuel technology. During 1998 revenues from this contract approximated 15% of consolidated revenues. Such revenues in 1999 were less than 10% of consolidated revenues. The costs under this research contract and costs related to various support services provided by the Company to KFP in connection with the development, start-up and operations of the KFP Facility approximated $414,000, $889,000, and $1,251,000 in 1999, 1998 and 1997,
respectively.

STRATEGIC RELATIONSHIPS

     Kennecott Energy Company and K-Fuel, LLC. In April 1996, the Company entered into a joint venture agreement (the "Kennecott Agreement") with a wholly-owned subsidiary of

Kennecott Energy Company ("Kennecott Energy"). The joint venture, a Delaware limited liability company named K-Fuel, L.L.C. ("K-Fuel, LLC"), is expected to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Any Commercial Projects will be constructed by separate entities in which Kennecott Energy, the Company or both will have an equity interest and which will be granted a sublicense from K-Fuel, LLC for the K-Fuel Technology. In 1996 Kennecott Energy paid a fee of $1 million to the Company to enter into the K-Fuel, LLC joint venture. In June 1999, in connection with certain amendments to the Kennecott Agreement, Kennecott Energy paid to KFx a non-refundable $1,000,000 payment that can be applied only toward the grant of a future K-Fuel license to Kennecott Energy and an additional $1,000,000, that KFx was required to invest in K-Fuel, LLC to support the next phase of K-Fuel commercialization. Any technology related to the Company's technology developed through the Work Plan funded by the $1,000,000 investment in K-Fuel, LLC will be owned by Kennecott Energy and licensed free of charge to K-Fuel LLC. The non refundable payment related to a future K-Fuel license accounted for 35% of consolidated revenues in 1999. As of April 14, 2000, there were no commitments to construct any Commercial Projects.

     The Company has a 51% percent interest in K-Fuel, LLC and Kennecott Energy has a 49% interest. At such time as entities in which Kennecott Energy has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons per year ("TPY") of K-Fuel product, Kennecott Energy's interest in K-Fuel, LLC will increase to 51% and the Company's interest will decrease to 49%. During 1999, 1998 and 1997, Kennecott Energy incurred related research and development costs totaling approximately $141,000, $51,000 and $879,000, respectively, in connection with certain commitments to K-Fuel, LLC.

     If Kennecott Energy has not, by December 31, 2006, approved for construction Commercial Projects in which Kennecott Energy will have an equity interest having a design capacity equal to 1 million TPY of K-Fuel product, then the Company may purchase Kennecott Energy's interest in K-Fuel, LLC for a purchase price equal to: (a) 100% of the aggregate amount expended on third party costs; and (b) 75% of the aggregate amount charged for internal Kennecott Energy costs incurred under any Work Plan, plus a reasonable return on such amounts. The Company waived this purchase right in connection with Kennecott Energy's investment in Pegasus in March 2000.

     In connection with the Kennecott Agreement, the Company granted K-Fuel, LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the K-Fuel Technology, except to the extent that it pertains to the beneficiation or restructuring of coal or coal-related feedstocks and related improvements covered under the Heartland Fuels Corporation License (as defined below) (the "KFx License"). In addition, Heartland Fuels Corporation, an 85%-owned subsidiary of the Company, granted K-Fuel,

LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the Series "A" and Series "B" K-Fuel Technology, as it pertains to the beneficiation or restructuring of coal or coal-related feedstocks (the "HFC License"). Both the KFx License and the HFC License specify minimum terms and provisions for any sublicenses granted by K-Fuel, LLC to third parties.

     Under the Kennecott Agreement, as amended, with respect to future Commercial Projects to be licensed by K-Fuel, LLC to entities wholly or partially owned by Kennecott Energy, the Company is entitled to a one-time license fee approximating $3 per ton of annual design capacity of each project, times Kennecott's percentage of beneficial ownership, to be paid one-half at the time the license is granted, with the remaining one-half paid over a period of three years beginning when the project begins commercial operations. The Company will also receive a production royalty, to be paid each calendar quarter, depending on certain levels of the project's selling price per ton of coal product. With respect to the non-Kennecott Energy portion of production capacity and production of Commercial Projects in which Kennecott Energy has less than 100% beneficial ownership, the Company is entitled to similar, but higher, license fees and royalty payments. Such higher license fees and royalty payments also apply to 100% of the production capacity and production of Commercial Projects in which Kennecott Energy has no beneficial ownership. In addition, the Company will be entitled to additional payments based on a percentage of the excess of (1) annual cash revenue from each project, or (2) annual pre-tax cash operating costs of each project plus an annual capital charge ("Bonus Royalty") related to each project. Kennecott Energy has the right to fund 100% of Commercial Projects that it approves, subject, however, to the Company's right to fund up to 50% of such projects on the same economic terms as Kennecott Energy.

     Thermo Ecotek Corporation and KFx Fuel Partners. In August 1995, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), with Thermo Ecotek Corporation ("TCK"), a Massachusetts-based company traded on the American Stock Exchange. At that time the Company and TCK also entered into a separate agreement to construct and operate a 500,000 TPY commercial-scale K-Fuel production facility.

     Under the Stock Purchase Agreement, in 1995 TCK purchased 3 million shares of KFx $.001 par value common stock ("Common Stock") for $6 million, or approximately 14% of the outstanding Common Stock as of December 31, 1996, and in 1997 purchased an additional 1.25 million shares of Common Stock for $2.5 million, increasing its ownership to approximately 18% of the outstanding Common Stock. As part of the transaction TCK was also granted (i) a warrant ("Warrant A") to purchase an additional 7,750,000 shares of Common Stock (subject to certain adjustments) at an exercise price of $3.65 per share, exercisable on January 1, 2000 and expiring July 1, 2001; and (ii) a warrant ("Warrant B"), that gives it the right to purchase the number of shares of Common Stock (at the then prevailing market price) that, when added to all shares owned by TCK on the exercise date, including any shares acquired by the exercise of Warrant A, would be sufficient to give TCK 51% of the outstanding Common Stock, on a fully diluted basis. Warrant B has the same exercise and termination dates as Warrant A, but is not exercisable unless Warrant A is fully exercised. TCK has agreed to cancel two warrants pursuant to agreements entered into on April 12, 2000, as discussed below.

     In August 1995, the Company and TCK, acting through respective wholly-owned subsidiaries, formed KFX Fuel Partners, L.P. ("KFP"), a Delaware limited partnership, and began construction of a 500,000 TPY K-Fuel coal production facility (the "KFP Facility") near Gillette, Wyoming using the Company's Series "C" K-Fuel Technology. The Company has a 5% interest in KFP, with the remaining 95% held by TCK. TCK is the managing general partner for KFP and makes all day-to-day operating decisions. In addition to its 5% ownership of KFP, the Company has the right to receive a production royalty of 3 percent of the gross sales of KFP, payable quarterly. See "Patents, Licenses and Royalty Agreements."

     KFP began operations at the KFP facility in April 1998 and completed a successful test burn in May 1998 and a successful commercial burn in February 1999, as discussed above. The KFP facility operated and produced commercially salable product in 1998 and 1999 and KFP addressed certain problems previously encountered, including a 1996 fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure release equipment. Nevertheless, KFP continued to experience certain problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. On May 24, 1999, TCK announced that in connection with certain strategic restructuring decisions made by TCK and its parent, Thermo Electron Corporation, it had decided to hold for sale its investment in the KFP Facility and record charges related thereto. Further, TCK in June 1999 suspended operations at the KFP Facility and K-Fuel is not currently being produced.

     On April 12, 2000 the Company executed agreements with various parties that initiate the redevelopment of the KFP Facility. Pursuant to the agreements, if all conditions to closing are met, (a) a subsidiary of Black Hills Corporation
(BHK) will purchase the KFP Facility and receive 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BHK will be given the right to one seat on KFx's board of directors and KFx will grant BHK a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx will relinquish its 5% interest in KFP and provide certain releases in exchange for cash proceeds estimated at $1.5 million, will retain its 5% royalty right and certain real and personal property and has negotiated a revenue-based service fee, (d) TCK will sell the remaining 2.25 million common shares of KFx it owns to private investors and cancel the warrants it holds to purchase a control position in KFx's common stock. KFx and BHK are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems, including the addition of an incinerator to eliminate certain process waste streams, and to modify the plant to replace natural gas with waste coal as the facility's energy source. The cost to implement these plans is estimated at $10 million to $12 million. If efforts to finalize plant modification plans and secure related capital are not successful by August 2000, BHK has the option to salvage the equipment and reclaim the site. The terms of the agreements provide for closing of these transactions not later than April 28, 2000. The carrying value of the Company's investment in KFP has been written down effective December 31, 1999 by $1.8 million, to the $1.5 million near term cash proceeds expected if these transactions close.

     During 1998 and through mid 1999 the Company, in conjunction with K-Fuel LLC, performed certain marketing activities for KFP, for which the Company was reimbursed. During

1998 certain support service provided by a subsidiary of KFx to KFP approximated 25% of consolidated revenues; such services in 1999 were less than 10% of consolidated revenues.

     The KFP Facility qualifies for a production tax credit available under
Section 29 of the United States Internal Revenue Code entitled "Credit for Producing Fuel From a Nonconventional Source" ("Section 29"). Section 29, which was originally adopted in 1980, provides a tax credit to the producer of fuel from alternative sources. The credit is equal to $3.00 in 1979 dollars for each barrel equivalent of crude oil ("OBE"), which is defined as 5.8 million Btu.
Section 29 contains provisions requiring a phase out of the credit that begins as the reference price of oil (the average price of oil for the year as announced by the Secretary of the Treasury) exceeds $47.90 per barrel (in 1998 dollars, the latest available information) and is fully phased out if the reference price exceeds $60.13 (in 1998 dollars). For 1998 the reference price of oil was $10.88 per barrel. Section 29 applies to qualified fuels which are produced in a facility placed in service before July 1, 1998 pursuant to a binding written contract in effect before January 1, 1997, and which are sold after December 1992 and before January 2008. Calculated in 1998 dollars, the current tax credit value ranges from $24.75 to $26.36 per ton of the K-Fuel product (based on a range of K-Fuel Btu content from 11,500 to 12,500 Btu per pound). The credit per OBE and the phase-out prices for oil are adjusted annually for inflation. TCK and the Company believe that the KFP Facility meets the requirements to qualify for Section 29 tax credits. If the KFP Facility were to be determined to not qualify for the Section 29 tax credit, the ability to generate an acceptable rate of return from the KFP Facility would be materially adversely affected.

     Other than alternative minimum tax provisions, generally there is no provision for carrybacks or carryovers in the event the taxpayer cannot use the entire alternative fuel production credit available for the taxable year. There are also no recapture provisions that apply to this credit. The Company is currently unable to directly utilize any Section 29 tax credits derived from its 5% ownership of KFP because of its cumulative net operating loss carryforward.

PATENTS, LICENSES AND ROYALTY AGREEMENTS

     The Company has patents or patent applications for the K-Fuel Technology registered in the United States and over 40 foreign countries, including all major industrialized countries that either have significant reserves of high-moisture lignite or subbituminous coal, or that are readily accessible to such reserves via large-scale transportation infrastructure (primarily ocean barge vessels). Included in the pending patent applications are inventions developed by the Company as well as seven improvement patent applications assigned to the Company as a result of the K-Fuel, LLC research activities.

     The only licenses the Company has granted for use of the K-Fuel Technology are to the KFP Facility (Series "C"), K-Fuel, LLC (Series "C"), and Heartland Fuels Corporation ("HFC") (Series "A" and "B"). The Company owns 85% of the common stock of HFC, and as a condition of the Kennecott Agreement, the Company caused HFC to grant to K-Fuel, LLC an exclusive sublicense to the Series "A" and "B" Technologies.

     A predecessor entity of the Company acquired the Series "A" and "B" Technologies from Edward Koppelman and other investors (the "Koppelman Group") in 1984 for $10 million in cash and a royalty agreement of $90 million. In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. Prior to the agreement, Mr. Koppelman was entitled to a royalty of 2 percent on the gross sales value of K-Fuel product produced by any entity, including any product produced by the Company. As a result of the amended agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after the State of Wyoming's royalty (noted in the table below). The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 cash and issued a promissory note for $200,000. See Note 9 to the consolidated financial statements, which begin on page F-1. The resulting $500,000 prepaid royalty is being amortized based on the difference between what royalty payments to Mr. Koppelman would have been on the original royalty agreement and the amended royalty agreement reached in 1996. Also as part of the royalty agreement, Mr. Koppelman indemnified the Company for any claims made by the Koppelman Group.

     The following table summarizes the Company's royalty obligations to various third parties based on licensing and royalty revenues received by the Company and the geographic source of the revenues:


                                                       UNITED                                 EXPIRATION DATE OR
                    ROYALTY OBLIGATION                 STATES         INTERNATIONAL              MAXIMUM AMOUNT
                    ------------------                 ------         -------------           -------------------

Estate of Edward Koppelman..................         25 Percent(1)     25 Percent               $ 75,222,000
State of Wyoming............................         12 Percent(2)       NA--None               $  5,000,000(2)
Fort Union Ltd..............................         20 Percent(3)   Canada, Mexico         Earlier of cumulative
                                                                                              royalties paid of
                                                                                                $  1,500,000 or
                                                                                             September 15, 2015
Ohio Valley Electric........................        0.5 Percent(4)       NA--None                    None


---------

(1) Computed after the State of Wyoming's royalty, and applies to both license fees and royalties.

(2) The royalty percentage decreases to 6 percent when $5,000,000 has been paid. There is no expiration date or maximum amount on the remaining 6 percent, and applies to both license fees and royalties.

(3) Applies to royalties only and is also applicable to any production in Canada or Mexico.

(4) Applies to revenues derived from the sale of K-Fuel only and does not include the plant constructed in 1996 by KFP.

COMPETITION

     To the best of the Company's knowledge, there are currently no competitors producing significant commercial quantities of beneficiated clean coal fuel products either in the United States or in international markets. However, there are other clean coal technology ("CCT") companies, primarily in the United States, that are developing fuel combustion and product technologies that would reduce emission pollutants and/or increase the heating value of coal feedstock fuel sources. Many of these CCT competitors have greater financial, technical and operational resources than the Company. To the best of management's knowledge, however, none of these other efforts have yet resulted in an economically viable and commercially acceptable beneficiated coal product with the economic and commercial potential of K-Fuel.

     In the United States market, the Company must also compete with other naturally low-sulfur coals. Also, sulfur dioxide emission credits ("emission credits") allow non-compliance users of higher sulfur coal to bundle coal purchases with these emission credits to meet the CAA requirements. Because of an over-compliance situation that has developed in Phase I of the CAA, prior to December 31, 1999 there was an abundant supply of emission credits in the U.S. market. The impact of Phase II implementation of the CAA, which began in January 2000 is not yet determinable. Additionally, existing supplies of naturally low-sulfur coal are continually being depleted.

     The Company is not able to predict the impact that competing coal beneficiation technologies, the availability and pricing of low-sulfur coal reserves or the availability and pricing of emission credits will have on the future competitive position of the Company. To the best of the Company's knowledge however, none of its competitors have been able to demonstrate as many quantifiable and potential benefits in a commercial setting as K-Fuel achieved in February 1999 at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. Management believes that this is a significant competitive advantage.


OTHER

     Indonesia In September 1995, KFx Indonesia, a joint venture between the Company and RCD Development, a Maryland partnership ("RCD"), entered into a Memorandum of Understanding with PT Tambang Batubara Bukit Asam ("PTBA"), an Indonesian state-owned coal-mining company, to jointly undertake a feasibility study on the commercialization of the K-Fuel Technology in Indonesia using PTBA's high-moisture coal as feedstock. Kennecott Energy, through its interest in K-Fuel, LLC, subsequently participated in the feasibility study. In 1996, KFx Indonesia, Kennecott Energy and PTBA completed the feasibility study and identified a potential K-Fuel project on the southern portion of the Indonesian island of Sumatra ("Indonesia Project"). The proposed Indonesia Project is an approximately 1.5 million metric ton-per-year ("MTPY") facility, with an estimated development and construction cost of approximately $160 million, including approximately $21 million to develop an existing coal reserve of PTBA estimated at approximately 180 million metric tons. The Company expects to have no direct financial ownership in the initial Indonesia Project other than license fees, royalties and bonus royalty. The funding for the Indonesia Project, other than the feasibility study costs incurred in 1996, is expected to be funded 100 percent by Kennecott Energy and PTBA. Feasibility study costs incurred in 1997 and 1998 for the Indonesia Project were not material. It is possible that PTBA will participate in the Indonesia Project only as a supplier of raw coal feedstock, rather than being the coal supplier and a partner in the Indonesia Project. Also, with the Company's consent, Kennecott Energy may transfer its rights in the Indonesia Project to one or more international affiliates.

     In January 1997, the Company and K-Fuel, LLC entered into an amended agreement with RCD regarding certain future performance fees related to a successful Indonesia K-Fuel project. In the event that the Company and/or K-Fuel, LLC construct or license an Indonesia K-Fuel project utilizing at least 25 percent raw coal feedstock supplied by PTBA, RCD would be entitled to a fee of $2.00 per U.S. short ton (2,000 lbs.) for the first 1.5 million tons of installed capacity, and a fee of $1.33 per ton for the second 1.5 million tons of installed capacity. The fees RCD derives from individual K-Fuel projects in Indonesia supplied by PTBA coal are not expected to impact the license fees or royalties the Company would separately receive under its license agreement with K-Fuel, LLC.

     Development of the Indonesia Project has suffered from the overall economic and political problems experienced by Indonesia and other Asian countries beginning in 1997. Further development of the Indonesian Project (other than periodic assessment of Indonesian coal trade and overall economic conditions) has been limited pending primarily the return to a more stable economic and political environment in Indonesia. The Company is not able to determine if or when such conditions will materialize to allow the Indonesia Project to commence construction. There are no assurances that the Indonesia Project or other possible future projects in Indonesia will be constructed.

     Turkey In June 1996, the Company entered into a non-binding memorandum of understanding with Soma Komur Isletmerleri A.S. ("SOMA"), a Turkish private coal-mining company, to cooperate in the development of a proposed 500,000 TPY K-Fuel project in the Soma Basin coal-mining region in western Turkey ("Turkey Project"). The intended use of K-Fuel from the Turkey Project would be for household heating markets in urban areas in Turkey. The Company has provided K-Fuel pellets produced from Turkish coal to SOMA and the City of Ankara ("Ankara"), which were tested in Turkey by SOMA and Ankara, with satisfactory results. Development of the Turkey Project is primarily dependent on SOMA and/or Ankara securing adequate financing. There are not yet any definitive agreements with respect to a Turkey K-Fuel production facility, and the Company is not able to predict if or when a K-Fuel production facility will be constructed in Turkey. There are no assurances that the Turkey Project or other possible future projects in Turkey will be constructed.

MARKET DRIVERS

DOMESTIC MARKET

     There are two primary market drivers for the NeuSIGHT and K-Fuel Technology solutions offered by the Company. For a number of years various regulations and other requirements have placed increasingly stringent standards on the air emissions generated by the electric power generation industry and others. In addition, as the power industry undergoes the rigors of deregulation and is transformed into a market-driven highly competitive industry, there will be increasing pressure to meet such air emission standards in more cost effective ways as well as to improve the overall cost efficiency of electric power generation.

     Air Emission Standards The CAA has been the primary historical stimulus for the developing United States market for beneficiated clean coal fuel products, such as K-Fuel, and for combustion optimization products, such as NeuSIGHT. Specifically, Title IV of the CAA requires electric utilities to reduce emissions of NOx and SO2.

     In September 1998, the United States Environmental Protection Agency ("EPA") issued a rule requiring 22 Midwestern and Southern states and the District of Columbia to prepare implementation plans to reduce current allowed levels of NOx by approximately 85%(the "SIP Call"). NOx is a primary component in ground-level smog and is also a contributor to acid rain. Coal-fired electric utility power plants are widely considered to be the most likely targets to achieve the required reductions in NOx. Challenges to the EPA's SIP Call resulted in a May 1999 federal appeals court action that effectively suspended the SIP Call pending further review. Subsequently, a March 3, 2000 federal appeals court action ruled that EPA had not exceeded its authority or followed improper procedures and the EPA's SIP Call was mostly affirmed. Since this decision is subject to appeal, the final outcome of this matter cannot be predicted with certainty. Nonetheless, affirmation of the EPA SIP Call is expected to accelerate demand for the Company's technologies, products and services. Furthermore, the validity of the ultimate governing requirements of the CAA have not been in question, only the specifics of various EPA initiatives to achieve compliance therewith.

     NeuSIGHT has been demonstrated to typically reduce NOx by 25% to 30%. K-Fuel Technology can also reduce NOx emissions (when using PRB coal as the feedstock) as compared to typical eastern coals by levels approximating 25%, as indicated in the February commercial burn. Through the combination of NeuSIGHT and K-Fuel, management believes that the Company is in a unique position to assist the electric power generation industry in achieving required reductions in NOx more cost effectively than various other solutions, some of which are highly capital intensive and also can add significant operating costs.

     Title IV of the CAA specifies a two-phase implementation schedule that primarily targets electric utility companies with annual generating capacities in excess of 25 megawatts ("MW"). Phase I implementation began on January 1, 1995, and affected 110 large, high-emission generating plants in 21 states (primarily in the industrial Midwest). The emissions limit for these plants during Phase I is 2.5 lbs. SO2 per million Btu ("MMBtu") of heat output. Phase II, which began January 1, 2000 is expected to affect over 1,400 electrical generating plants and other industrial users of coal. The effective SO2 emission rate limitation under Phase II is reduced to 1.2 lbs. SO2 per MMBtu. When using Wyoming PRB coal as feedstock material, the K-Fuel Technology produces a fuel product that has an SO2 emission rate of approximately 0.7 to 1.0 lbs. SO2 per MMBtu. NeuSIGHT also produces reductions in SO2 as a byproduct of heat rate improvements and combustion optimization. The impact of Phase II implementation of the CAA is not yet determinable.

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

     The combustion characteristics of cyclone furnace boilers, a common boiler type of Midwestern utilities originally designed to burn high-sulfur Midwestern coal, are particularly well suited to the K-Fuel product manufactured from PRB coal. As reported by the U.S. Department of Energy, the total domestic market for coal fuel is approximately 1 billion TPY, of which electric utility companies use the majority of the tonnage (approximately 83%). Coal-fired electricity generation currently accounts for approximately 56% of the nation's total electricity supply. The Company has estimated, based on published utility coal consumption data and responses to Phase I and Phase II requirements of the CAA, that a market of approximately 100 to 150 million TPY of clean coal fuel products will develop between the years 2000 and 2010. Any amendments to the CAA that reduce the specified limits on industrial SO2 emissions would likely negatively impact the potential size of the market and the domestic growth prospects of the Company.

     In addition to the electric utility industry, the Company believes there is potential for a market for K-Fuel with manufacturers and other large-scale industrial coal users that are either subject to the NOx and SO2 provisions of the CAA or that desire to improve their fuel combustion performance. Fuel combustion performance is becoming more important to electric utilities and others because of the need to cut costs and become more efficient in an increasingly competitive market environment.

     Carbon dioxide (CO2) is widely considered to be a primary component of greenhouse gases that have given rise to worldwide concerns of global warming. The December 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change ("Kyoto Protocol") targets CO2 and certain other greenhouse gas emissions for aggressive reduction in the years 2008 to 2012. In addition, the Kyoto Protocol notes electric power generation as one of the specific industry sectors that should be reviewed to achieve the targeted reductions. A very important by-product of the efficiency gains at electric power generation boiler units achievable through the use of NeuSIGHT and/or K-Fuel is a corresponding reduction in the level of CO2. Management believes that the level of CO2 reduction available through the use of NeuSIGHT and K-Fuel approximate up to 5% and 6%, respectively. As of January 13, 2000, eighty-four countries, including the European Community, have signed the Kyoto Protocol. Although the United States signed the Kyoto Protocol in December, 1998, it has not yet been ratified by the United States Senate, as would be required to be applicable in the United States. The Company is not able to predict if and when the United States Senate might ratify the Kyoto Protocol and the impact that such action or inaction could have on the demand for K-Fuel and NeuSIGHT. Nevertheless, initiatives such as the Kyoto Protocol, targeted at reducing CO2 and other greenhouse gases, are expected to continue to progress and create additional demand for alternatives to achieve significant reductions in such emissions.

     In February 1998, the EPA submitted a report to Congress that found that mercury emissions from coal-fired power plants were the hazardous pollutant from utilities of greatest concern. Under the CAA the EPA required that all coal-fired electric utility steam generating boiler units provide certain information in 1999 that will allow the EPA to calculate the annual mercury emissions from each unit. This information will be used to determine if it is appropriate and necessary to regulate emissions of hazardous pollutants, as defined, which include mercury, from electric utility boiler units. The EPA is not expected to release its analysis of this data until May 31, 2000 and it has until December 2000 to decide if it will regulate mercury emissions from power plants. According to an analysis by Resource Data International ("RDI"), a subsidiary of the Financial Times, there are no mercury removal technologies operating commercially on coal-fired power plants in the United States. Activated carbon injection and carbon bed technologies were identified by RDI as likely, but high cost, remedies. RDI identified other mercury reduction techniques including the use of low or zero mercury fuels, such as K-Fuel. According to independent research, a significant level of mercury is removed from run-of-mine coal during the K-Fuel production process. These tests indicate any mercury contained in K-Fuel is below detectable levels of .05 parts per million (ppm), compared to mercury levels of typical Eastern bituminous coals of
 .15 ppm to .20 ppm. Based on these test results, if the EPA adopts regulations to restrict the level of mercury emissions, K-Fuel may offer significant competitive advantages over other high-energy value coals. The EPA has until the end of 2000 to decide whether it will pursue mercury emission control regulations. In addition, the mercury tests of K-Fuel indicate that the chlorine content of K-Fuel is also below the detectable levels of .05 ppm. Although the Company is not aware of any initiatives underway to regulate emissions of chlorine, it is commonly considered to be a hazardous material that is regulated in various settings, and emissions of chlorine are generally considered to be undesirable. Accordingly, regulation of chlorine emissions could develop in the future, which could create another competitive advantage for K-Fuel.

     Deregulation of the United States Power Industry Deregulation in the electric power industry is expected to result in intensified price competition, increased price volatility, shorter-term wholesale electricity transactions, and industry consolidation and structural changes. The electric power industry is moving toward retail competition while the wholesale market has already been established as full-scale open competition. While the electric power industry is experiencing consolidation through mergers and acquisitions, the industry is concurrently unbundling generation, transmission and distribution services from the traditionally integrated structure.

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

     According to 1998 investor-owned power utility information, of the $125 billion in operation and maintenance ("O&M") expenses (including fuels), 25% went to fuel costs 14% to other power production costs, 37% to power purchases, 11% to G&A expenses, 8% to transmission and distribution costs and 5% to sales and related expenses. Although the cost of power generation has been reduced overall to an average cost of 3.8 cents per kilowatt-hour ("kWh") in 1998, from
4.6 cents per kWh in 1986, much of this reduction has been attributed to reductions in force. Employment at major utilities from 1986 to 1998 was reduced by about 30%, or more than 150,000 employees. In the opinion of management, competition in a deregulated power industry will require further reductions in the cost of power generation. To further reduce the cost of power generation, savings must begin to come from areas other than personnel reductions, such as more effective fuel purchase practices and efficiency gains in the core processes in the generation of power.

     The need for these expense reductions by power generating companies to remain competitive in the deregulated market comes at a time when EPA regulations are causing the power generation industry to consider further capital investment in plants to achieve emissions compliance. Management believes that power-generating companies will look for solutions, such as NeuSIGHT software and K-Fuel, to reduce these capital investments, cut operating costs and run their plants more efficiently.

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

FOREIGN MARKETS

     The international coal-fired power generation industry is approximately four times the size of the United States industry. The Company's objective, with respect to international opportunities for K-Fuel, is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant coal reserves can be utilized in conjunction with the K-Fuel Technology to develop a value-added export product. The principal benefit of the K-Fuel Technology in foreign markets is that low-rank indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either in internal markets or for export. The Company currently has international commercialization opportunities related to K-Fuel in Indonesia and Turkey, as discussed above.

     In addition, although management expects to initially concentrate its marketing and sales efforts with respect to Pegasus domestically, for reasons similar to those cited above relative to K-Fuel and certain of the U. S. market drivers, management believes there is significant market potential for NeuSIGHT and related products internationally and Pegasus currently derives certain revenues from Canada. Pegasus announced the execution of a non-exclusive world-wide value added reseller agreement with Babcock & Wilcox in January 2000 and a non-exclusive value added reseller agreement with ABB Centrum covering Poland, Hungary and the Czech Republic, in February 2000. See "Pegasus-Strategic Relationships" above.

CHARCO REDONDO, LLC

     In December 1997, the Company purchased a 12.6% interest in Charco Redondo, LLC, a Texas limited liability company ("Charco"), in consideration for its commitment to contribute $540,000 to Charco as working capital. Funding under this commitment began in January 1998, and during 1998 the Company contributed $629,000 to Charco to satisfy this commitment and additional capital calls.

     Charco was formed to develop and complete a project intended to demonstrate the effectiveness of Synthetic Energy Corporation's ("Synthetic") patented process, which uses mining techniques in connection with superheated steam and moderate pressure to extract crude oil that otherwise cannot be extracted by conventional production techniques. The technology licensed to Charco is based on a patent held by John A. Masek (the "Masek Technology"). Charco has an exclusive sublicense to use the Masek Technology in a four-county area of Texas (the "AMI"), which is believed to have reservoirs containing approximately 1 billion barrels of crude oil which would be appropriate targets for application of the Masek Technology. The pilot project (the "Charco Pilot Project") has been conducted on a mineral lease covering approximately 1800 acres in southern Texas (the "Charco Redondo Lease"). Drilling, completion and start-up activities were completed late in the second quarter of 1998 and injection operations were conducted for five months until December 1998, when the pilot project was shut down because of depressed crude oil prices even though daily oil production was increasing. The Charco Pilot Project achieved its initial objectives of demonstrating the technical and operational feasibility of the Masek Technology. Charco is pursuing further improvements to the technology. Efforts at KFx and Charco are currently underway to obtain outside financing to complete development of the Charco Redondo Lease. There can be no assurance that such financing will be obtained. If such financing cannot be obtained on satisfactory terms or at all, this project could be abandoned. Additionally, KFx may consider alternatives to dispose of this investment and expects that if such an alternative is pursued its investment could be recovered in full.

     The Company also entered into an option agreement with Synthetic with respect to the use of the Masek Technology outside the AMI. The option agreement provides that the Company and Synthetic will form a joint venture to be owned 55% by the Company and 45% by Synthetic. Exercise of the option requires that the Company pay a total of $2,000,000 to Synthetic, of which a total of $50,000 was paid upon execution of the option agreement and $50,000 was paid when the option was amended in 1999. The Company is not committed to pay any additional amounts to Synthetic under the option agreement until certain performance milestones of the Charco Pilot Project are met. The option will expire if it is not exercised after such milestones are met. One of the two milestones was met during 1999. The remaining milestone will be achieved only if the Charco Redondo Lease is placed in production after further development.

GOVERNMENT AND ENVIRONMENTAL REGULATION

     Generally, environmental permitting and operating regulations in countries outside the United States that the Company is currently pursuing for international development are not as stringent as those within the United States. Nevertheless, international initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for its products and services.

PEGASUS

      The operations of Pegasus are not significantly impacted by governmental regulation with respect to the development and delivery of NeuSIGHT and related software products and services.

K-FUEL



     In the United States, the K-Fuel product is not expected to be subject to significant levels of local, state or federal regulation with respect to its transportation and distribution. However, any future United States production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin, and will be subject to periodic maintenance and review requirements once facilities begin production. Typically, state laws govern most permitting requirements, but the EPA has the authority to overrule certain state permitting decisions. The types of permits that are typically required for commercial production facilities include air quality, wastewater discharge, land use, and hazardous waste treatment, storage and disposal. KFP has in place all permits for the operation of the KFP Facility. The K-Fuel Technology process generates only waste gas, waste discharge water, and a small amount of fuel liquid as by-products of the process. The KFP Facility has waste gas and water treatment facilities to treat and dispose of the waste by-products.

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

EMPLOYEES

     The Company currently has approximately 9 full-time employees who work in the areas of corporate and K-Fuel marketing, finance and administration, and operation of the K-Fuel demonstration plant and laboratory. Pegasus currently has approximately 27 full-time employees who work in the areas of sales and marketing, software development, software implementation, finance and administration. The Company considers its relations with all employees to be good.

RISK FACTORS

WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS AND TO PAY INTEREST AND PRINCIPAL, AT MATURITY, ON OUR 6% CONVERTIBLE DEBENTURES

         We require substantial working capital to fund our business. At December 31, 1999 we had a working capital deficit of $3,873,922. In past years, we have experienced operating losses and negative cash flow and expect this situation to continue in the future. As a result, we have been and are dependent on sales of our equity securities , short term loans from our directors and third parties and strategic relationships to fund construction of our K-Fuel facility and operating costs associated with our businesses.

         By selling our 6% convertible debentures in July 1997, we incurred an additional $17,000,000 in principal amount of indebtedness. Through April 13, 2000, holders of $1.65 million of these debentures have exercised their conversion rights and converted their debentures into 410,959 shares of our common stock. At December 31, 1999 we had a stockholders deficit of $9.7 million.

         Our current cash balances (and payments expected to be received in connection with the sale of the K-Fuel plant and other expected services of cash) are expected to fund our operations and debt service requirements until approximately year end 2000 based on current operating plans. Accordingly, we will require substantial amounts of cash to fund scheduled payments of principal and interest on our 6% convertible debentures, working capital requirements, and any future acquisitions and capital expenditures. We will be required to raise additional funds through public or private financings, strategic relationships or other arrangements. We currently do not have any commitments with respect to any funding. We cannot be assured that such additional funding will be available at all or on terms satisfactory to us. A lack of adequate financing may adversely affect our ability to:

     o    make necessary interest and principal payments on our indebtedness;

     o respond to changing business and economic conditions and competitive pressures;

     o    make future acquisitions;

     o    absorb negative operating results; or

     o    fund capital expenditures or increased working capital requirements.

WE HAVE CONTRACTUAL LIMITATIONS ON OUR ABILITY TO SECURE ADDITIONAL FUNDING

         Our ability to secure additional financing is limited by the terms of the indenture related to our 6% convertible debentures. Our ability to raise additional capital is also limited by a stock purchase and related agreements between us and Thermo Ecotek Corporation, one of our major stockholders. If, however, there is a closing of the transactions contemplated under the various agreements executed on April 12, 2000, which are intended to sell the KFP Facility, TCK is obligated to cancel these agreements.

WE HAVE NOT CONSISTENTLY ACHIEVED MATERIAL REVENUE SINCE OUR INCEPTION AND HAVE INCURRED SIGNIFICANT OPERATING LOSSES

         We have not consistently achieved material licensing, royalty or product sales revenues since we were formed in 1988. In addition, no significant revenue was earned prior to our formation when similar operations to ours were conducted by various predecessor entities. We have incurred significant net operating losses, including net losses of $12,730,427, $6,783,817 and $5,095,160 in 1999, 1998 and 1997, respectively. At December 31, 1999, we had an accumulated deficit of $58,801,132, and we expect to incur additional losses in the future. We cannot assure you that we will ever achieve profitability, or be able to generate earnings sufficient to meet our interest and principal payment obligations.

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE ARE SHIFTING OUR STRATEGIC FOCUS TO THE DEVELOPMENT OF PEGASUS

         KFx was organized in 1988 and in August 1995, we commenced the initial application of our K-Fuel(TM) technology and began construction of a facility near Gillette, Wyoming, which is owned by KFP, in order to produce K-Fuel(TM). Until early 1998, our primary enterprise has been the business of licensing and commercializing a patented technology that in general uses heat and pressure to physically and chemically transform high-moisture, low-energy per pound coal and other organic feedstocks into a low-moisture, high-energy solid fuel known as K-Fuel(TM). Operations at the K-Fuel facility began in the second quarter of 1998. In March 1998 we acquired, through our purchase of a controlling ownership interest in Pegasus, the software product NeuSIGHT(TM). Accordingly, we have a limited operating history upon which an evaluation of our prospects and future performance can be made. Although we continue to believe that K-Fuel(TM) technology has significant long term value, we believe that the software business of Pegasus offers more near term value. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation of a new business based on innovative technologies in a highly competitive industry.

THE MARKET FOR SOFTWARE IN CONNECTION WITH THE EFFICIENCY OF THE COMBUSTION OF COAL IS NEW AND UNCERTAIN

         Combustion and other optimization software relating to the production of coal or other similar products has only been used by the electric power business for a few years and has just recently gained market acceptance. We believe that market pressures caused by the developing deregulation of the electric power industry and the CAA will accelerate demand for and market acceptance of NeuSIGHT(TM) and related software products being developed at Pegasus. There can be no assurance, however, that NeuSIGHT(TM) or any related software products will experience growth or market acceptance.

THE MARKET FOR NEUSIGHT(TM) AND RELATED SOFTWARE DEPENDS ON SUCCESSFUL SALES AND MARKETING STRATEGIES PRODUCT IMPROVEMENT STRATEGIES

         The market for NeuSIGHT(TM) and related software is uncertain. In our opinion, realization of near term value from the software business of Pegasus requires, among other things, the successful implementation of new sales and marketing programs. We have taken numerous steps to implement a variety of such programs and strategies, however, any evaluation or prediction of their effectiveness would be premature. We cannot assure you that our sales and marketing strategies for NeuSIGHT(TM) and related software will be successful.

         Additionally, we believe that increased market acceptance of NeuSIGHT(TM) is dependent, IN part, on our ability to simplify and streamline its installation process. Product improvements directed at this objective have been made and were released to the market in late 1999 and additional improvements are under development. We cannot assure you that our efforts to further improve NeuSIGHT(TM) to more fully meet our objectives will be successful.

OUR GENERAL PROJECT DEVELOPMENT IS UNCERTAIN

         The process of developing, permitting, financing and constructing K-Fuel(TM) production facilities is complex, lengthy and costly and subject to numerous risks, uncertainties and factors beyond our control, including cost overruns, delays, damage and technical delays. Only a small percentage of the projects that we evaluate and pursue may ultimately result in operating projects. As a result, we may not be able to recover any expenses that we incur in the evaluation and development of certain projects.

CONTINUED OPERATION OF THE EXISTING KFP FACILITY NEAR GILLETTE, WYOMING AND PRODUCTION OF K-FUEL FROM THIS FACILITY IS UNCERTAIN

     KFP began operations at the KFP Facility in April 1998 and completed a successful test burn in May 1998 and a successful commercial burn in February 1999, as discussed above. The KFP Facility operated and produced commercially salable product in 1998 and 1999 and KFP addressed certain problems previously encountered, including a 1996 fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure release equipment. Nevertheless, KFP continued to experience certain problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. On May 24, 1999, TCK announced that in connection with certain strategic restructuring decisions made by TCK and its parent, Thermo Electron Corporation, it had decided to hold for sale its investment in the KFP Facility and record charges related thereto. Further, TCK in June 1999 suspended operations at the KFP Facility and K-Fuel is not currently being produced.

         On April 12, 2000 the Company executed agreements with various parties that initiate the redevelopment of the KFP Facility. Necessary modifications to the KFP Facility are estimated to cost $10 million to $12 million and such modifications will not be feasible unless substantial capital is obtained. There is no assurance such capital can be obtained on satisfactory terms, if at all. There can be no assurances, however, that the KFP Facility will be successfully restarted and K-Fuel production from this facility resumed. In addition, although KFP believes that the KFP Facility qualifies for the Federal Oil Barrel Equivalent Tax

Credit, promulgated under Section 29 of the Internal Revenue Code of 1986, as amended, which is a significant incentive for the potential new owners of the KFP Facility, there can be no assurance that such a position will not be successfully challenged by the Internal Revenue Service. Such a successful challenge would have a material adverse effect, on the operating economics of the KFP Facility and our ability to generate any royalty and revenue-based service fee income.

TECHNICAL AND OPERATIONAL PROBLEMS MAY ADVERSELY IMPACT OUR ABILITY TO DEVELOP K-FUEL PROJECTS OR FACILITIES

We cannot assure you that any K-Fuel facilities planned by Kennecott Energy will not experience technical or operational problems similar or in addition to those experienced at the Wyoming K-Fuel facility. To the extent that other technical or operational problems materialize, they may adversely impact our ability to develop other K-Fuel(TM) projects or facilities.

LOCAL OPPOSITION TO K-FUEL PROJECTS COULD SUBSTANTIALLY DELAY OR PREVENT DEVELOPMENT OF NEW K-FUEL FACILITIES

         Development, construction and operation of K-Fuel production facilities requires numerous environmental and other permits. The process of obtaining these permits can be lengthy and expensive. In addition, local opposition to a particular project can substantially increase the cost and time associated with developing a project, and can potentially render a project unfeasible or uneconomic. We may incur substantial costs or delays or may be unsuccessful in developing K-Fuel production facilities as a result of such opposition.

DEREGULATION IN THE UNITED STATES POWER INDUSTRY MAY RESULT IN INCREASED COMPETITION FOR OUR PRODUCTS

         We expect that deregulation in the United States power industry will result in utilities and other power generators placing a high emphasis on reducing costs in their operations. This may in turn result in increased competition from other producers of beneficiated coal products or other fuel sources to the extent that such competing fuels result in cost savings for utilities and other power producers.

NO ESTABLISHED MARKET FOR BENEFICIATED FUEL PRODUCTS EXISTS

         Although we believe that a substantial market will develop both domestically and internationally for clean coal fuel products, an established market does not currently exist. As a result, the availability of accurate and reliable pricing information and transportation alternatives is not fully known. Our future success will depend on our ability to establish a market for clean coal fuel products among potential customers such as electrical utility companies and industrial coal users. Further, potential users of our fuel products may be able to choose among alternative fuel supplies. Although we have successfully operated a K-Fuel(TM) technoloGY demonstration plant, the market viability of the K-Fuel(TM) technology will not be known until WE complete construction of one or more commercial-scale production facilities, either in the United States or internationally, that produce, on a consistent basis, commercial quantities of fuel and meet certain minimum performance specifications. We face the risk that commercial-scale production facilities when completed will be unable to generate sufficient market interest to continue in business. Further, we cannot assure you that the any commercial-scale K-Fuel facility will be successful.

WE ARE SUBJECT TO RISKS OF CHANGING LAWS

         A significant factor driving the creation of the United States market for K-Fuel(TM), othER beneficiated coal products, NeuSIGHT(TM) and other optimization software products is the CAA, whiCH specifies various air emission requirements for electrical utility companies and industrial coal users. We believe that compliance with the air emission regulations by these coal users can be fully or partially met through the use of clean-burning fuel technologies, like K-Fuel(TM), aND combustion optimization software, like NeuSIGHT(TM). We are unable to predict future regulatoRY changes and their impact on the demand for our products. A full or partial repeal or revision of the CAA would have a material adverse effect on our prospects.

WE RELY ON STRATEGIC PARTNERS

         We have established relationships with various strategic partners to exploit the K-Fuel(TM) technology, enhance the application of NeuSIGHT(TM) and further penetrate the NeuSIGHT(TM) maRKet. Kennecott Energy has been a strategic partner in the development of K-Fuel(TM) technology since earLY 1996 and also became a strategic partner in Pegasus in early 2000. Our success will depend upon our ability to maintain existing strategic relationships with Kennecott Energy and others and develop and maintain additional relationships for the further development of our technologies. We are and will continue to be dependent upon our strategic partners to, among other things, fund the operations of the partnerships or the joint venture entities in which we own interests and to provide necessary technical, operational, personnel and other resources. While each of our strategic partners has an economic motivation to further the development of their respective joint ventures or projects with us, the amount of time and resources devoted to such joint ventures or projects will be controlled by our strategic partners and not by us. A decline in the financial prospects of a particular strategic partner could adversely affect such partner's commitment to a joint venture, which could materially harm us. Moreover, joint ventures or similar arrangements require us to have financial and other arrangements to meet our commitments to the joint ventures. We cannot assure you that we will be able to maintain existing strategic relationships, develop or maintain additional strategic relationships, meet our commitments with respect to our joint ventures or that our strategic partners will meet their commitments to any respective joint venture or project.

WE ARE REQUIRED TO PAY THIRD PARTIES A PORTION OF LICENSING AND ROYALTY REVENUES

         We anticipate that a significant portion of our future revenues with respect to K-Fuel(TM) will be in the form of licensing and royalty payments from third party licensees operating commercial-scale production facilities of K-Fuel(TM). Pursuant to various license agreements we haVE executed, we are required to pay third parties a substantial portion of licensing and royalty revenues we receive. Amounts due under these agreements may restrict or limit our ability to pursue other commercialization opportunities with respect to K-Fuel(TM) because such payments wiLL decrease cash flow from operations.

A SIGNIFICANT PORTION OF THE POTENTIAL OF THE K-FUEL AND PEGASUS BUSINESSES IS SUBJECT TO INTERNATIONAL RISKS

         Although our current operations are primarily in the United States, we believe a significant portion of the growth opportunity for both our Pegasus and K-Fuel businesses lies outside the United States. Our doing business in foreign countries exposes us to many risks that are not present in the United States and with which we lack significant experience, including political, military, privatization, currency exchange and repatriation risks, and higher credit risks associated with fuel purchasers. In addition, it may be more difficult for us to enforce legal obligations in foreign countries and we may be at a disadvantage in any legal proceeding within the local jurisdiction. Local laws may also limit our ability to hold a majority interest in the projects that we develop.

OUR MARKETS ARE COMPETITIVE

         We face competition from other companies in the clean coal and alternative fuel technology industries as well as the emission control equipment industry. Many of these companies have financial and managerial resources greater than ours and therefore may be able to offer products more competitively priced and more widely available than ours. Also, competitors' products may make our technology and products obsolete or non-competitive. Our future success may depend on our ability to adapt to such changing technologies and competition.

OUR INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HARM OUR BUSINESS

         Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents on our K-Fuel(TM) technology, however, competitors may successfulLY challenge the validity or scope of one or more of our patents or any future allowed patents. These patents alone and our rights with respect to NeuSIGHT(TM) may not provide us with any significaNT competitive advantage.

         Third parties could copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. We cannot easily police unauthorized use of our technologies. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our solutions or design around any patents or other intellectual property rights we hold.

         As is common in the software industry, we may from time to time receive notices from third parties claiming infringement by our NeuSIGHT(TM) product or similar software of third party pateNT and other property rights. At this time, we have not filed suit against any competitor nor has another company claimed that our products infringe on its patent or intellectual property rights. Any claims, with or without merit, could be time-consuming or result in costly litigation that may materially harm our business.

WE RELY ON KEY PERSONNEL AND MUST BE ABLE TO RETAIN OR ATTRACT QUALIFIED
PERSONNEL

         We believe that our performance is substantially dependent on the performance of senior management and key technical personnel. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

OUR ABILITY TO TAKE ADVANTAGE OF NET OPERATING LOSSES IF WE ACHIEVE PROFITABILITY COULD BE LIMITED

         Under Section 382 of the Internal Revenue Code of 1986, the use of prior net operating losses is limited after an "ownership change," as defined in
Section 382. The limitation, if applicable, is equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by a long-term interest rate specified by the Internal Revenue Code. The quoted market value of a stock is a factor to consider, but not necessarily a conclusive factor, in determining the fair value of a corporation's stock. Additional issuances of equity interests by us, including the issuance of shares of common stock upon the conversion of our 6% convertible debentures or on the exercise of outstanding warrants or options to purchase our common stock may result in an ownership change. In the event we achieve profitable operations, any significant limitation on the use of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash resources.

THERE ARE WARRANTS OUTSTANDING THAT, IF EXERCISED, WOULD RESULT IN A CHANGE IN CONTROL OF KFX

TCK holds warrants allowing them to purchase control of KFx. If these warrants are not cancelled in connection with the series of agreements recently executed in connection with the sale of the KFP Facility, KFx's ability to obtain additional equity capital may be adversely affected. In addition exercise of these warrants would substantially dilute existing shareholders and allow TCK to control KFX.

YEAR 2000 COMPLIANCE

     We are aware of the issues associated with the programming code in existing computer systems related to the Year 2000. Prior to December 31, 1999 we completed various analyses and remediation procedures related to the Year 2000 issue and to date we have not experienced any significant disruptions or difficulties associated with the Year 2000 issue. Nevertheless, we may still experience significant disruptions and difficulties associated with this matter.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends as long as any of our 6% convertible debentures are outstanding.

ITEM 2. PROPERTIES

     For its principal executive offices, the Company has leased approximately 5,900 square feet of office space through September 2004 located at 1999 Broadway, Suite 3200, Denver, Colorado 80202. The current base rent under the lease is $7,839 per month, escalating gradually to $11,593 per month by the final year of the lease. The Company is also obligated to pay, as additional rent, allocable operating costs. During 1998 and 1999 the Pegasus and K-Fuel segments used a portion of this office space.

     The Company has leased approximately 2,300 square feet of office space through June 30, 2003 located at 2300 Clarendon Boulevard, Suite 401, Arlington, Virginia 22201. The base rent under the lease is approximately $5,078 per month, with escalations of 2.5 percent for each subsequent year of the lease term. The Company is also obligated to pay, as additional rent, an allocable share of increases in certain operating costs. The Company has the option to renew the lease for one additional five-year term. A portion of this office space is sublet under short term leases to third parties.

     Pegasus has leased approximately 7,600 square feet of office space through October 2004 located at 5970 Heisley Road, Suite 300, Mentor, Ohio 44060. The current base rent under the lease is approximately $7,254 per month, escalating gradually to $9,146 per month by the final year of the lease. Pegasus is also obligated to pay, as additional rent, allocable operating costs. Pegasus has options to renew the lease for two additional 3-year terms, at a base rent escalated by the Consumer Price Index from the final base rent in the current term.

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

ITEM 3. LEGAL PROCEEDINGS

         On November 4, 1999, Link Resources, Inc., a Georgia corporation,
(Link) and its two shareholders, Linda E. Kobel (Kobel) and Gary A. Sanden (Sanden), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint seeks damages in excess of $5.3 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a preliminary review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFx intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock trades on the American Stock Exchange (under the trading symbol "KFX"). The following table presents the reported sales prices on the American Stock Exchange for the two-year period ended December 31, 1999.


  YEAR                    PERIOD                           HIGH             LOW
  ----                    ------                           ----             ---

  1999                First Quarter                     $  2  3/16       $  1 1/4
                      Second Quarter                       1 15/16            7/8
                      Third Quarter                        1  7/8           1 1/16
                      Fourth Quarter                       1  3/4           1 5/16

  1998                First Quarter                     $  3  7/8        $  2 5/8
                      Second Quarter                       3  5/8           2 1/2
                      Third Quarter                        3  1/4           2
                      Fourth Quarter                       2  3/8           1 1/8

     As of April 13, 2000, the Company had 193 holders of record of the Common Stock. This does not include holdings in street or nominee names. On April 13, 2000, the closing price of the Common Stock on the American Stock Exchange was $2 7/8 per share.

     The Company has never paid cash dividends and does not anticipate paying dividends in the foreseeable future. The Company is also restricted from paying dividends pursuant to the terms of the Convertible Debenture Indenture. In addition, pursuant to the Stock Purchase Agreement, so long as TCK, together with its affiliates, owns at least 1,000,000 shares of Common Stock and either of the related warrants are outstanding, the Company may not declare or pay any dividends on the Common Stock other than dividends payable solely in shares of Common Stock. See "ITEM 1--BUSINESS--Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners."

     On August 27, 1999, the Company sold 527,000 of its $.001 par value common stock valued at approximately $763,000 to Computer Associates International in exchange for a 15% interest in Pegasus in a private placement pursuant to the exemption provided by Regulation D. This common stock was later registered, with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 1999 and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from the audited consolidated financial statements indexed on page F-1. The consolidated statement of operations data for each of the two years in the period ended December 31, 1996, and the consolidated balance sheet data at December 31, 1995, 1996 and 1997 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.


                                                 1999            1998            1997            1996            1995
                                            ------------    ------------    ------------    ------------    ------------

STATEMENT OF OPERATIONS DATA FOR THE
   YEAR ENDED DECEMBER 31:
     Operating revenues .................   $  2,850,800    $  2,220,585    $  1,084,823    $  1,596,298    $    254,363
     Operating loss .....................     (7,477,042)     (6,419,014)     (4,930,551)     (4,827,874)     (8,243,306)
     Loss before extraordinary item .....    (12,730,427)     (6,783,817)     (5,095,160)     (5,628,541)     (7,923,078)
     Net loss ...........................    (12,730,427)     (6,783,817)     (5,095,160)     (5,628,541)     (6,228,720)
     Basic and diluted loss before
        extraordinary item per share ....           (.53)           (.28)           (.21)           (.25)           (.47)
     Average shares of common stock
        outstanding .....................     24,137,000      23,931,000      23,820,000      22,458,000      18,578,000


BALANCE SHEET DATA AT DECEMBER 31:
     Current assets .....................   $  1,605,466    $  7,004,806    $ 14,461,198    $  1,957,005    $  4,680,784
     Working capital (deficit) ..........     (3,873,922)      4,481,499      12,565,373        (166,521)      2,253,682
     Total assets .......................     14,267,995      22,672,289      29,057,706      14,923,567      18,611,493
     Long-term debt .....................     17,484,625      17,890,793      17,500,000       1,110,000       1,399,851
     Stockholders' equity (deficit) .....     (9,696,018)      2,258,289       8,495,881      10,524,041      13,752,528

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-K filing contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. The forward looking statements contained in this filing include, among others, statements regarding potential future investments in Pegasus by Kennecott Energy and others; potential debt and/or equity funding sources for KFx, including those related to the redevelopment of the KFP Facility; potential conversions of the Debentures, under current terms or otherwise; expected future operating results and financial condition; KFx's ability to dispose of its investment in Charco and expected proceeds; the expected impact of and changes in environmental and other regulations and their enforcement; effects of deregulation of the electric power generation industry; expected effects of certain organizational changes at Pegasus implemented in early 2000; expected benefits to customers of and related market demand for current products and products under development; commercialization of the K-Fuel Technology and expected issuance of K-Fuel licenses; timing of filling of sales commitments; effects of the Company's competition; impact on the Company of future possible costs at the KFP Facility; results of test burns of K-Fuel; proposed projects in Poland, Turkey and Indonesia; anticipated markets for the Company's products and services; expected resolution and impact of litigation; and potential expansions of product and service offerings. Important factors that could cause actual results to differ materially from those anticipated include, but are not limited to those discussed under "Risk Factors", adverse market and various other conditions that could inhibit the Company's ability to obtain financing; competition and technological developments by competitors; lack of market interest in the Company's existing and any new products and services; changes in environmental, electric utility and other governmental regulations; availability of Section 29 or similar tax credits related to any future K-Fuel facilities; actions of the Company's strategic partners; breadth or degree of protection available to the Company's intellectual property; availability of key management and skilled personnel; unanticipated problems that arise from research and development activities; cost overruns, delays and damage that may occur in developing, permitting, financing and constructing K-Fuel production facilities; and domestic and international economic and political conditions. The Company does not undertake to update, revise or correct any of the forward-looking statements.

OVERVIEW

     Through the acquisition of 60% of Pegasus in early 1998, KFx significantly broadened its technology solutions, by adding NeuSIGHT, Pegasus' artificial intelligence based combustion optimization software, to K-Fuel Technology, its patented clean coal technology, in order to better meet the evolving needs of the electric power industry that are being stimulated by domestic industry deregulation and increasingly stringent air quality standards worldwide. In the fourth quarter of 1998 Pegasus began hiring a software marketing team. During August 1999, KFx increased its ownership of Pegasus to 75% and in early March 2000, KFx sold 4% of its interest in Pegasus to Kennecott Energy for $1 million, KFx converted $3.6 million of debt Pegasus owed it to preferred stock and Pegasus secured a $500,000 preferred stock investment in Pegasus from Kennecott Energy. At April 14, 2000, the ownership of Pegasus is approximately as follows:
KFx--74%, Pegasus management--20% and Kennecott Energy--6%. It is expected that Kennecott Energy will make additional investments totaling $3.5 million for an additional 14% interest in Pegasus as certain product development and other milestones are met, through 2004 or earlier.

     In connection with Kennecott Energy's Pegasus investment, Pegasus and Kennecott formed Net Power Solutions, an entity that is intended to offer total energy solutions to the electric utility industry on a worldwide basis. Net Power Solutions has the non-exclusive right to market the products of KFx, Pegasus, and Kennecott Energy in combination in order to optimize the available synergies and value added opportunities.

         Although Pegasus generated 1999 revenues of $1.5 million, representing an increase over the 1998 level of approximately 16%, 1999 order and revenue growth was significantly hampered by two May 1999 federal appeals court decisions that effectively suspended two NOx reduction programs initiated by the EPA. The two programs affected were the 8-hour national ambient air quality standard for ozone ("8 Hour Ozone Standard"), of which NOx is a primary component, and a requirement for 22 eastern and midwestern states and the District of Columbia to submit implementation plans in the fall of 1999 to achieve a reduction in NOx emissions of approximately 85% beginning in 2003 ("SIP Call"). Although the ultimate governing requirements of the CAA continue to be in place, these court actions created confusion as to the manner of achieving compliance with the CAA. As a result of these developments, during the latter half of 1999, utilities tended to delay or abandon certain previously planned activities designed to achieve compliance with the relevant sections of the CAA, which activities the Company believes included purchase and installation of Pegasus products. On March 3, 2000 most of the EPA's initiative related to the SIP Call was affirmed by a federal appeals court action, which, although subject to appeal, is expected to accelerate demand for Pegasus products and services. At March 31, 2000, Pegasus' order backlog was $2,485,000, which is expected to be recognized as revenue during the next 12-18 months.

         In early 2000, after completion of an analysis of issues impacting the growth and success of Pegasus, the Company decided to move the Denver, Colorado headquarters activities of Pegasus, which included marketing and sales administration, general accounting and financial reporting, to the Pegasus Cleveland, Ohio area offices, which include its operations and research and development activities. Implementation of this decision is underway and is expected to be substantially completed during the second quarter of 2000. Benefits of this action are expected to include more effective management and coordination of and communication among Pegasus' various activities. These benefits are expected to translate into improvements in the growth and financial performance of Pegasus. Costs associated with this decision are expected to approximate $__________, and will be charged to expense when incurred.

     Progress to commercialize K-Fuel Technology continued during 1999, with a successful first commercial burn of a unit train load of product (approximately 12,000 tons) at a generating station in southern Indiana in February 1999. In addition, K-Fuel, LLC, the joint venture established in 1996 between KFx and Kennecott Energy to commercialize K-Fuel Technology, advanced in June 1999 with
(a) the formal completion of Kennecott's due diligence phase, (b) a $1 million K-Fuel license fee payment by Kennecott Energy to KFx, (c) an additional $1 million payment by Kennecott Energy to KFx that was required to be invested in K-Fuel, LLC to fund further development activities and (d) certain other provisions to facilitate the next phase of K-Fuel Technology's commercialization. The near term mission of K-Fuel, LLC is to pursue the development of a 3 million ton-per-year K-Fuel production facility that is economic in today's energy markets.

     During June 1999, operations at the KFP Facility were suspended and the KFP Facility was put up for sale largely due to certain May 1999 strategic restructuring decisions at TCK and its parent company, Thermo Electron Corporation. Although the KFP Facility operated and produced commercially salable K-Fuel product in 1998 and 1999, TCK advised that optimal and sustained operations had been significantly hampered by certain design and construction deficiencies. KFP is involved in a dispute with the primary construction contractor regarding the withholding of $5.9 million in payments under the KFP Facility construction contract and has filed a counterclaim in excess of $29 million against the contractor for damages related to various claims of faulty construction.

     On April 12, 2000 the Company executed agreements with various parties that initiate the redevelopment of the KFP Facility. Pursuant to the agreements, if all conditions to closing are met, (a) a subsidiary of Black Hills Corporation
(BHK) will purchase the KFP Facility and receive 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BHK will be given the right to one seat of KFx's board of directors and KFx will grant BHK a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx will relinquish its 5% interest in KFP and provide certain releases in exchange for cash proceeds estimated at $1.5 million, will retain royalty right and certain real and personal property and has negotiated a revenue-based service fee, (d) TCK will sell the remaining 2.25 million common shares of KFx it owns to private investors and cancel the warrants it holds to purchase a control position in KFx's common stock. KFx and BHK are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems, including the addition of an incinerator to eliminate certain process waste streams, and to modify the plant to replace natural gas with waste coal as the facility's energy source. The cost to implement these plans is estimated at $10 million to $12 million. If efforts to finalize plant modification plans and secure related capital are not successful by August 2000, BHK has the options to salvage the equipment and reclaim the site. The terms of the agreements provide for closing of these transactions not later than April 28, 2000. The carrying value of the Company's investment in KFP has been written down effective December 31, 1999 by $1.8 million, to the $1.5 million near term cash proceeds expected if these transactions close. In addition, the estimated $2.2 million value of the warrants expected to be issued to Black Hills has been charged to expense effective December 31, 1999.


     As a company still in the process of developing its businesses, it is rather difficult to predict financial results with meaningful accuracy, which also leads to difficulties in achieving positive and stable financial results in the short term. Nevertheless, the continued progress of both Pegasus and the K-Fuel Technology, reaffirm management's confidence in the opportunity to create long-term value for KFx shareholders.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

         The consolidated operating loss in 1999 of $7,477,000, which includes $2,765,000 of non-cash charges, was $1,058,000, or 16% greater than the 1998 operating loss due primarily to an increase approximating $2,033,000 in operating losses at Pegasus partially offset by reduced operating losses for K-Fuel approximating $619,000 and a reduction in KFx corporate and other costs approximating $356,000.

         Consolidated operating revenues increased approximately $630,000, or 28% from 1998 to 1999 due primarily to the $1 million K-Fuel license fee from Kennecott Energy. In addition, Pegasus revenues increased approximately $208,000, or 16%, but K-Fuel contract revenue declined approximately $578,000, or 65%. This decrease was primarily due to a $351,000 decline in contract revenues associated with services provided by the K-Fuel demonstration plant and laboratory to the KFP Facility, stemming from TCK's suspension of operations at the KFP Facility in June 1999. In addition, there was a $227,000 decline in revenues from a K-Fuel research and development contract with a third party, related to the K-Fuel demonstration plant and laboratory, due to certain administrative changes at the third party research and development contracting agency.

         Consolidated operating costs and expenses in 1999 exceeded the 1998 level by approximately $1,688,000, or 20%, principally due to increased costs at Pegasus approximating $2,241,000, partially offset by comparative declines in K-Fuel costs of $197,000 and in KFx and other costs of $356,000.

         Pegasus costs increased from 1998 to 1999, in part, because 1998 included three fewer months of Pegasus activity. Pegasus cost increases included
(a) $426,000 (56%) in increased cost of sales associated with increased revenue,
(b) $1,445,000 (118%) increased marketing, general and administrative costs resulting largely from efforts begun in late 1998 to develop a professional marketing and sales organization, (c) $197,000 (143%) in research and development costs associated with activities to develop enhancements to NeuSIGHT and new products and (d) $173,000 (39%) in depreciation and amortization primarily due to increased goodwill amortization

         Declines in K-Fuel costs include $474,000 (53%) in reduced K-Fuel demonstration plant and laboratory expense associated with the decline in related revenue discussed above partially offset by a $250,000 royalty expense associated with the K-Fuel license fee from Kennecott Energy. Declines in KFx corporate and other costs included (a) $224,000 (8%) in reduced marketing, general and administrative expenses and (b) $132,000 (20%) in reduced depreciation and amortization.

         The above factors produced a consolidated 1999 operating loss of $7,477,000. In addition, the Company experienced an $4,889,000 net increase in net non-operating expense items from 1998 to 1999. This increase was primarily due to (a) the recognition in 1998 of a $701,000 gain on sale of mine, (b) a decline in interest and other income approximating $320,000, due largely to a decline in the average balance of cash investments, partially offset by (c) a $175,000 reduction in KFx's share of losses at K-Fuel, LLC, due to lower R&D expenses, (d) a $4,000,000 impairment of investment in KFx Fuel Partners, L.P.

     The Company does not record a deferred tax benefit from its net operating loss carryforwards, which approximate $36 million at December 31, 1999, because there is no assurance that the Company will be able to realize such benefit as an offset to future income taxes payable.

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

     The consolidated operating loss in 1998 of $6,419,000, which includes $3,003,000 of non-cash charges, exceeded the 1997 consolidated operating loss by $1,488,000, or 30%, primarily due to the operating loss of Pegasus that approximated $1,234,000.

     Consolidated operating revenues for 1998 of $2,221,000 were $1,136,000, or 51%, higher than for 1997 primarily due to $1,328,000 in revenues from the software licenses and services generated by Pegasus. A decline approximating $192,000 in K-Fuel contract revenues stemmed from a reduction in work performed for K-Fuel, LLC.

     Consolidated operating costs and expenses in 1998 exceeded the level of 1997 by approximately $2,624,000, or 44%, largely due to $2,563,000 in operating costs of Pegasus, which was acquired in late March 1998. Pegasus operating costs included $755,000 of costs associated with revenues, $1,225,000 in marketing, general and administrative costs, $138,000 of research and development activities, and $444,000 in depreciation and amortization. Costs associated with operating the K-Fuel demonstration plant and laboratory decreased in 1998 by $362,000 largely due to the reduction in work performed of K-Fuel, LLC as noted above. KFx corporate and other depreciation and amortization for 1998 increased over the 1997 level by $297,000 primarily due to a $287,000 increase in amortization of deferred costs associated with the issuance of convertible debentures in August 1997.

     The above factors produced a consolidated 1998 operating loss of $6,419,000. In addition the Company experienced a $200,000 net increase in net non-operating income/expense items from 1997 to 1998. This increase was primarily due to (a) a $613,000 increase in interest expense associated with the July 1997 issuance of the 6% Convertible Debentures, (b) a $305,000 increase in equity in loss of unconsolidated subsidiaries stemming from the April 1998 commencement of operations at the KFP Facility, partially offset by (c) a $701,000 gain on sale of mine.

LIQUIDITY AND CAPITAL RESOURCES

         During 1999 the Company used approximately $3,458,000 of cash for its operating activities, which included (a) approximately $1,952,000 used to support and accelerate the growth of Pegasus' business, (b) $1,148,000 used for interest payments, (c) approximately $1,496,000 provided and (c) $1,854,000 used for KFx corporate and other activities. Offsetting these uses of cash, was approximately $1,496,000 of cash provided from the continued development of the K-Fuel business. The principal source of this cash was the agreement in June 1999 with Kennecott Energy which resulted in an addition to operating cash flow, net of related royalty expense payments, of $1,750,000. Of this amount, $1,000,000 was invested in the K-Fuel, LLC joint venture with Kennecott Energy, as required by the agreements with Kennecott Energy. Operating cash used in KFx corporate and other activities was used (a) to oversee the development of the Pegasus and K-Fuel businesses, (b) to pursue opportunities to expand the Company's product and service offerings, and (c) for general corporate activities. In addition to the $1,000,000 investment in K-Fuel, LLC, cash investing activities included approximately $207,000 related to maintenance and further development of the K-Fuel patent estate and approximately $111,000 for miscellaneous capital expenditures. Financing activities used approximately $219,000 of cash for scheduled debt payments, primarily related to the Pegasus acquisition.

         During the first quarter of 2000, the Company closed a series of transactions resulting in (a) the sale to Kennecott Energy of 4% of the outstanding common stock of Pegasus held by KFx for $1,000,000, (b) the creation of a 6% cumulative convertible preferred class of Pegasus stock, in which Kennecott Energy invested $500,000, for an additional 2% of Pegasus, and (c) the development in conjunction with Kennecott Energy of a work plan for product development and other achievements that is expected to trigger up to $3.5 million in additional investments at the discretion of Kennecott Energy for up to an additional 14% interest in Pegasus by the end of 2004. Kennecott Energy has the right to sell the Pegasus common stock that it purchased for $1,000,000 back to KFx at any time until March 3, 2001 for the greater of its purchase price or fair market value. In addition, KFx converted approximately $3.6 million of secured debt owed by Pegasus to KFx into shares of the new Pegasus preferred stock, on the same terms as Kennecott Energy. Included in the agreements among KFx, Kennecott Energy and Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, and limiting the payment of dividends by Pegasus. KFx is actively seeking additional strategic investors to further expand the capital base of Pegasus.

         During the first quarter of 1999, the Company announced its desire to restructure its 6% Convertible Debentures (Debentures), which are convertible into KFx common stock at a conversion price of $3.65. As of April 13, 2000, Debentures with a face value of $1,650,000, have been converted into 452,049 shares of the Company's common stock at the contract conversion price of $3.65. The Company continuing to evaluate alternatives to strengthen its balance sheet including ways to induce conversion of all of substantially all of the Debentures.

         The Company expects its cash requirements over the balance of 2000 with respect to day-to-day operations and debt service requirements to be satisfied by (a) cash on hand, which as of April 13, 2000 approximated $287,000; (b) expected cash proceeds approximating $1.5 million from the KFP Sale, (c) approximately $1.5 million of Kennecott Energy's discretionary investments in Pegasus in connection with the achievement of milestones under the work plan, pursuant to provisions of the agreements executed in March 2000; (d) potential investments in Pegasus from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company; (f) potential fees from licensing new K-Fuel facilities; (g) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; (g) certain contract revenues relating to the K-Fuel demonstration plant and laboratory; and (h) unsecured borrowings from one or more of its directors.

         The Company has contacted and has been contacted by several large suppliers to the power generation industry about the potential of making an investment in Pegasus. In addition, the Company has contacted several prominent investment banking firms about the potential for debt and/or equity offerings of the Company and/or Pegasus. At this stage, discussions with all of these parties are preliminary, but the Company intends to continue such discussions and negotiate definitive agreements if acceptable terms can be reached. The Company and Kennecott Energy are continuing to work diligently on an optimal design for a 3 million ton-per-year K-Fuel plant and toward the objective of licensing such a plant within approximately the next 12 months. Such a license, if agreed to, would a generate gross initial license fee at the granting of the license approximating $3.5 million, or approximately $2.2 million in cash, net of related royalty obligations. The Company has had discussions with various parties about potential transactions to add product and/or service offerings relevant to the power generation industry. Such discussions have included consideration of acquisitions and related transactions to raise equity capital for the Company and/or Pegasus. Although there are no currently active discussions, the Company will continue to evaluate the merits of pursuing such a strategy, in view of the Company's evolving financial condition. In addition, from time to time, directors of the Company have provide to the Company short term unsecured financing and the Company expects that such financing, on at least a short term basis, will continue to be available if needed.

         Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, under which the Company may only incur unsecured indebtedness of up to $8.0 million (of which approximately $611,000 was outstanding as of April 14,, 2000) and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. In addition, certain agreements with TCK contain restrictions on the Company's ability to sell its common stock and incur indebtedness. Such TCK restrictions will be cancelled if the KFP Sale closes, as expected on or before April 28, 2000.

         There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed or if Kennecott Energy elects to sell the Pegasus common stock that it purchased from the Company back to the Company, the Company may default on payments when due.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. To date the Company has not entered into any derivative financial instruments or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides specific guidance, among other things, as to the recognition of revenue related to up-front non-refundable fees and services received in connection with a contractual arrangement. The Company has applied the provisions of SAB 101 for the year ended December 31, 1999 and its application did not have a material impact on the Company's results of operations or financial condition.

YEAR 2000 COMPLIANCE

     Prior to December 31, 1999, the Company completed various analyses and remediation procedures, as it considered necessary and prudent, to identify and remediate potential Year 2000 issues that could create significant disruptions or other difficulties related to the Company's business. Such analyses and remediation procedures covered all internal systems of the Company and the Pegasus products and also included surveys and other procedures, as considered appropriate, related to the Company's suppliers and customers. These analyses and remediation procedures were completed at a nominal cost to the Company. To date the Company has not experienced any disruptions or other difficulties related to the Year 2000 issue. Based on the results of analyses and remediation procedures completed prior to December 31, 1999 and the absence of Year 2000 disruptions or other difficulties to date, management believes that its systems and products are substantially Year 2000 compliant and the systems of its suppliers and vendors are at least sufficiently Year 2000 compliant so as to avoid any significant disruptions or other difficulties to the Company's business.

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

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by items 10 through 13 is set forth under the captions "Election of Directors," "Executive Officers," "Executive Compensation," "Stock Ownership," and "Related Party Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the close of the Company's fiscal year on December 31, 1999, and is incorporated herein by reference as if set forth in full.

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



EXHIBIT                                                                                      PAGE
  NO.                           DESCRIPTION                                                 NUMBER
-------                         -----------                                                 ------

3.1(1)       Restated Certificate of Incorporation of the Company                              -

3.2(1)       Certificate of Amendment to Certificate of Incorporation of the
             Company                                                                           -

3.3(5)       Second Amended and Restated Bylaws of the Company                                 -

4.1(5)       Sample Common Stock Certificate                                                   -

4.2(9)       Indenture dated July 25, 1997 by and between the Company and
             Colorado National Bank                                                            -

4.3          See item 10.18 below                                                              -
             [4.4-4.12 below]

10.1(1)      Amendments to Agreements between Theodore Venners, S.A. Wilson,
             Koppelman Fuel Development Company, and the Koppelman Group dated
             December 29, 1992                                                                 -

10.2(1)      Assignment of U.S. Patents by K-Fuel Limited Partnership to the
             Company dated July 23, 1993                                                       -

10.3(1)      Assignment of U.S. Trademark Registration by K-Fuel Limited
             Partnership to the Company dated July 23, 1993                                    -

10.4(1)      Royalty Agreement dated December 29, 1992 between the Company and
             the Koppelman Group                                                               -

10.5(1)      Agreement dated December 19, 1991 among K-Fuel Partnership, Edward
             Koppelman, K-Fuel Limited Partnership and KSA Inc.                                -

10.8(5)      Fourth Amendment to Office Lease dated August 17, 1995 between 1999
             Broadway Partnership and the Company                                              -

10.9(1)      Restricted Stock Plan for Directors and Selected Officers dated
             December 16, 1993                                                                 -

10.10(4)     Restricted Stock Plan for Selected Independent Contractors dated
             February 16, 1994                                                                 -

10.11(1)     Stock Option Plan dated December 16, 1993                                         -

10.12(1)     Settlement Agreement dated December 14, 1992                                      -

10.13(1)     Stock Exchange Agreement Dated December 14, 1992                                  -

10.14(1)     Stipulation and Agreement dated February 28, 1994 between Energy
             Brothers Technology, Inc., State of Wyoming, the Company, Theodore
             Venners, Edward Koppelman and Energy Brothers Holding, Inc.                       -

10.15(4)     Internal Revenue Service Private Letter ruling dated March 20, 1995               -


EXHIBIT                                                                                      PAGE
  NO.                           DESCRIPTION                                                 NUMBER
-------                         -----------                                                 ------


10.16(4)     Extension of Stock Forfeiture Agreement between Theodore Venners and Rudolph G. Swenson; Joyce M. Goldman; David Bretzlauf; Joseph
             M. Butler; R.C. Whitner; Hillari Koppelman; Thomas D. Smart and
             Susan M. Thevenet; Charles F. Vance                                               -

10.17(2)     Stock Purchase Agreement dated August 18, 1995 between the Company
             and Thermo Ecotek Corporation                                                     -

10.18(2)     Stock Purchase Warrants dated August 18, 1995 between the Company
             and Thermo Ecotek Corporation                                                     -

10.19(2)     Stockholders' Voting and Co-Sale Agreement dated August 18, 1995
             among the Company, Thermo Ecotek Corporation and Theodore Venners                 -

10.20(2)     Registration Rights Agreement dated August 18, 1995 between the
             Company and Thermo Ecotek Corporation                                             -

10.21(3)     Limited Partnership Agreement of KFX Fuel Partners, L.P. dated
             August 18, 1995                                                                   -

10.22(3)     Letter Agreement dated August 18, 1995 between Eco Fuels, Inc. and
             KFX Wyoming, Inc. regarding the Management, Operations and
             Maintenance Agreement                                                             -

10.23(3)     Gross Royalty Share Agreement dated August 17, 1995 between the
             Company and Fort Union, Ltd.                                                      -

10.24(3)     Indemnity Agreement dated August 18, 1995 between the Company and
             Thermo Ecotek Corporation                                                         -

10.25(3)     Letter of Agreement dated August 15, 1995 between the Company and
             Edward Koppelman                                                                  -

10.26(3)     Assignment dated August 29, 1995 executed by Edward Koppelman in
             favor of the Company                                                              -

10.28(3)     Patent and Technology License dated August 17, 1995 between Edward
             Koppelman and KFX Fuel Partners, L.P.                                             -

10.29(3)     Notice of Termination dated August 16, 1995 between Edward
             Koppelman and Energy Brothers Holding, Inc.                                       -

10.30(5)     Letter Agreement dated February 28, 1995 between RCD Development
             and the Company                                                                   -

10.31(6)     Limited Liability Company Agreement of K-Fuel, L.L.C. dated April
             19, 1996                                                                          -

10.32(6)     Pledge Agreement executed by Theodore Venners in favor of Kennecott
             Energy and Coal Company dated April 19, 1996                                      -

10.33(6)     Letter Agreement between Theodore Venners and Kennecott Energy and
             Coal Company dated April 22, 1996                                                 -

10.34(6)     Amended and Restated Heartland License Agreement between Heartland
             Fuels Corporation and the Company dated April 19, 1996                            -

10.35(7)     Royalty Amendment Agreement dated June 3, 1996 between the Company,
             Edward Koppelman and Theodore Venners                                             -

10.37(8)     Design-Build Agreement between the Company and Yanke Energy dated
             December 30, 1996                                                                 -

10.38(8)     Amendment to Agreement between the Company and RCD Development
             dated January 16, 1997                                                            -



10.39(9)     Purchase Agreement dated March 23, 1998 among the Company and
             Pegasus Technologies, Ltd. and the Lucier Group and The Radl Group                -

10.40(9)     Amended and Restated Operating Agreement of Pegasus Technologies
             dated March 23, 1998                                                              -

10.41(10)    1998 Directors Nonqualified Stock Option Plan                                     -

10.42(10)    1998 Advisory Committee Nonqualified Stock Option Plan                            -

10.43(10)    Non-qualified Stock Option Agreement dated October 1, 1998 between
             the Company and Seth L. Patterson                                                 -
             [10.44-10.52 below]

21.1(10)     Subsidiaries                                                                     30

23.1*        Consent of Independent Accountants                                               31

27.1*        Financial Data Schedule                                                           -

4.4(11)      Common Stock Purchase Warrant dated January 30, 1998 between the
             Company and George D. Crowley, Jr.

4.5(11)      Common Stock Purchase Warrant dated January 15, 1996 between the
             Company and Richard C. Whitner

4.6(11)      Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and Richard C. Whitner

4.7(11)      Company Stock Purchase Warrant dated January 30, 1998 between the
             Company and John F. Reim

4.8(11)      Company Stock Purchase Warrant dated June 19, 1997 and Amendment
             No. 2 dated August 3, 1998 between the Company and Peter G. Martin

4.9(11)      Common Stock Purchase Warrant dated August 2, 1995 and Amendment
             No. 1 dated August 3, 1998 between the Company and Peter G. Martin

4.10(11)     Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and Dawson Mathis

4.11(11)     Common Stock Purchase Warrant dated November 15, 1996 and Amendment
             No. 1 dated August 3, 1998 between the Company and Innovative
             Research Associates, Inc.

4.12(11)     Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and John P. Venners

10.44(11)    Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners

10.45(11)**  Professional Installation Services Master Agreement dated March 5,
             1999, between Net Power Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications International
             Corporation

10.46(12)    1999 Stock Incentive Plan

10.47(13)**  First Amended Limited Liability Company Agreement of K-Fuel, L.L.C.
             dated June 29, 1999



10.48(14)**  Common Stock and Series A Preferred Stock Purchase Agreement among
             Pegasus Technologies, Inc., KFx Inc. and Kennecott Energy Company dated March 3, 2000

10.49(14)    Statement Respecting Rights of Series A Preferred Stock of Pegasus
             Technologies, Inc.

10.50(14)    Pegasus Technologies, Inc. Stockholders and Voting Agreement dated
             March 3, 2000

10.51(14)    Put Agreement dated March 3, 2000 between KFx Inc. and Kennecott
             Energy Company

10.52(14)    Marketing Services Agreement dated March 3, 2000 among Pegasus
             Technologies, Inc., Net Power Solutions, LLC, KFuel LLC, KFx Inc.
             and Kennecott Energy Company


*         Filed herewith.

** Certain portions of this Exhibit were omitted based upon a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission.

(1) Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994 as an exhibit to the Company's Form 10-SB and incorporated herein by reference.

(2) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated August 18, 1995 and incorporated herein by reference.

(3) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Registration Statement on Form SB-2 (File No. 33-97418) and incorporated herein by reference.

(4) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Registration Statement on Form SB-2 (File No. 33-90128) and incorporated herein by reference.

(5) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.

(6) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.

(7) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(8) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(9) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(10) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(11) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12) Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company's Proxy Statement on Schedule 14A and incorporated herein by reference.

(13) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated June 29, 1999 and incorporated herein by reference.

(14) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated March 7, 2000 and incorporated herein by reference.


     (2) Financial Statement Schedules

NA--None.

     (3) Reports on Form 8-K The Registrant filed a Current Report on Form 8-K dated August 27, 1999 on October 1, 1999 with the U.S. Securities and Exchange Commission regarding its acquisition of a 15% ownership interest in Pegasus from AIW/P Holdings, Inc., a subsidiary of Computer Associates International in exchange for 527,000 shares of the Registrant's common stock.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 14, 2000
                                     KFX INC.


                                     By: /s/ Theodore Venners
                                        ---------------------------------------
                                        Theodore Venners
                                        Chairman of the Board of Directors
                                        President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



         SIGNATURE                                        TITLE                                        DATE
         ---------                                        -----                                        -----

/s/ Theodore Venners
-------------------------------------        Chairman of the Board of Directors President and      April 14, 2000
Theodore Venners                             Chief Executive Officer (Principal Executive
                                             Officer)
/s/ Seth L. Patterson
-------------------------------------        Executive Vice President and Chief Financial          April 14, 2000
Seth L. Patterson                            Officer (Principal Financial and Accounting
                                             Officer)
/s/ Stanford M. Adelstein
-------------------------------------        Director                                              April 14, 2000
Stanford M. Adelstein

/s/ Vincent N. Cook
-------------------------------------        Director                                              April 14, 2000
Vincent N. Cook

/s/ Mark S. Sexton
-------------------------------------        Director                                              April 14, 2000
Mark S. Sexton

/s/ David H. Russell
-------------------------------------        Director                                              April 14, 2000
David H. Russell

/s/ Jack C. Pester
-------------------------------------        Director                                              April 14, 2000
Jack C. Pester

/s/ Stanley G. Tate
-------------------------------------        Director                                              April 14, 2000
Stanley G. Tate

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants............................              F-2


Consolidated Balance Sheets..................................              F-3


Consolidated Statements of Operations........................              F-4


Consolidated Statements of Stockholders' Equity (Deficit)....              F-5


Consolidated Statements of Cash Flows........................              F-6


Notes to Consolidated Financial Statements...................      F-7 to F-20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of KFx Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of KFx Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP


Denver, Colorado
April 14, 2000

                                    KFX INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                         DECEMBER 31,
                                                                                             ---------------------------------
                                                                                                 1999                  1998
                                                                                             ------------         ------------
                                             ASSETS
Current assets
     Cash and cash equivalents ......................................................        $    654,429         $  5,649,992
     Accounts receivable, including unbilled revenue ................................             673,320              952,977
     Accounts receivable-affiliates .................................................              24,252              193,842
     Accrued interest receivable ....................................................                  --               17,200
     Prepaid expenses ...............................................................              69,715              190,795
     Deferred job costs .............................................................             183,750                   --
                                                                                             ------------         ------------
          Total current assets ......................................................           1,605,466            7,004,806
Property, plant and equipment, net of accumulated depreciation ......................           2,258,426            3,243,812
Patents, net of accumulated amortization ............................................           2,297,708            2,722,069
Investment in and advances to KFx Fuel Partners, L.P. ...............................           1,527,048            3,779,412
Investment in K-Fuel, L.L.C .........................................................           1,171,585              159,967
Investment in Charco Redondo, L.L.C .................................................             629,238              629,238
Goodwill, net of accumulated amortization ...........................................           2,298,250            2,066,669
Debt issue costs, net of accumulated amortization ...................................           1,246,565            1,738,565
Prepaid royalty .....................................................................             498,000              498,500
Other assets ........................................................................             735,709              829,251
                                                                                             ------------         ------------
                                                                                             $ 14,267,995         $ 22,672,289
                                                                                             ============         ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable ...............................................................        $    551,194         $    188,578
     Accrued expenses ...............................................................             308,102              247,011
     Due to related parties .........................................................                  --              471,504
     Interest payable ...............................................................             543,068              531,007
     Liability to issue warrants ....................................................           2,200,000                   --
     Deferred revenue ...............................................................             985,858              381,000
     Current maturity of long-term debt .............................................             891,167              704,207
                                                                                             ------------         ------------
          Total current liabilities .................................................           5,479,388            2,523,307
Deferred income .....................................................................           1,000,000                   --
Long-term debt, less current maturities .............................................             484,625              890,793
Convertible debentures ..............................................................          17,000,000           17,000,000
                                                                                             ------------         ------------
          Total liabilities .........................................................          23,964,013           20,414,100
                                                                                             ------------         ------------
Commitments and contingencies (Notes 3, 9, 14, 16, 19)

Stockholders' equity (deficit)
     Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued ....                  --                   --
     Common stock, $.001 par value, 80,000,000 shares authorized;
        24,482,240 and 23,951,740 shares issued and outstanding, respectively .......              24,482               23,952
     Additional paid-in capital .....................................................          49,080,632           48,304,942
     Accumulated deficit ............................................................         (58,801,132)         (46,070,705)
                                                                                             ------------         ------------
          Total stockholders' equity (deficit) ......................................          (9,996,018)           2,258,189
                                                                                             ------------         ------------
                                                                                             $ 14,264,995         $ 22,672,289
                                                                                             ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    KFX INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                         1999                 1998                 1997
                                                                     ------------         ------------         ------------
OPERATING REVENUES
Pegasus software licenses and services ......................        $  1,536,884         $  1,328,491         $         --
K-Fuel contract revenue .....................................             313,916              892,094            1,084,823
K-Fuel license fee ..........................................           1,000,000                   --                   --
                                                                     ------------         ------------         ------------
     Total operating revenues ...............................           2,850,800            2,220,585            1,084,823
                                                                     ------------         ------------         ------------
OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services ..............           1,181,321              755,281                   --
K-Fuel royalty expense ......................................             250,000                   --                   --
K-Fuel demonstration plant and laboratory operations ........             414,246              888,616            1,250,692
Marketing, general and administrative expenses ..............           5,394,970            4,146,797            2,795,121
Pegasus research and development ............................             335,766              138,335                   --
Depreciation and amortization ...............................           2,751,539            2,710,570            1,969,561
                                                                     ------------         ------------         ------------
     Total operating costs & expenses .......................          10,327,842            8,639,599            6,015,374
                                                                     ------------         ------------         ------------
OPERATING LOSS ..............................................          (7,477,042)          (6,419,014)          (4,930,551)
Interest and other income ...................................             347,459              667,702              650,353
Interest expense ............................................          (1,160,098)          (1,159,925)            (546,985)
Equity in loss of unconsolidated affiliates .................            (440,746)            (573,080)            (267,977)
Loss on impairment of investment in KFx Fuel
  Partners, L.P. ............................................           4,000,000                   --                   --
Gain of sale of mine ........................................                  --              700,500                   --
                                                                     ------------         ------------         ------------
NET LOSS ....................................................        $(12,730,427)        $ (6,783,817)        $ (5,095,160)
                                                                     ============         ============         ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE .................        $       (.53)        $       (.28)        $       (.21)
                                                                     ============         ============         ============
Weighted average common shares outstanding ..................          24,137,000           23,931,000           23,820,000
                                                                     ============         ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    KFX INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     COMMON STOCK                  ADDITIONAL
                                                            ------------------------------          PAID-IN            ACCUMULATED
                                                              SHARES            AMOUNT              CAPITAL              DEFICIT
                                                            ----------        ------------        ------------        ------------
Balance, December 31, 1996 ............................     22,676,040        $     22,676        $ 44,693,093        $(34,191,728)
Stock issued for cash .................................      1,250,000               1,250           2,498,750                  --
Warrants issued in connection with placement of
convertible debentures ................................             --                  --             567,000                  --
Net loss ..............................................             --                  --                  --          (5,095,160)
                                                            ----------        ------------        ------------        ------------
Balance, December 31, 1997 ............................     23,926,040              23,926          47,758,843         (39,286,888)
Warrants and options issued for services ..............             --                  --             196,000                  --
Options issued in connection with acquisition .........             --                  --             253,750                  --
Stock issued for services .............................         25,700                  26              96,349                  --
Net loss ..............................................             --                  --                  --          (6,783,817)
                                                            ----------        ------------        ------------        ------------
Balance, December 31, 1998 ............................     23,951,740              23,952          48,304,942         (46,070,705)
Stock issued in connection with acquisition ...........        527,000                 527             762,569                  --
Stock issued for services .............................          3,500                   3              13,121
Net loss ..............................................             --                  --                  --         (12,730,427)
                                                            ----------        ------------        ------------        ------------
Balance, December 31, 1999 ............................     24,482,240        $     24,482        $ 49,080,632        $(58,801,132)
                                                            ==========        ============        ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    KFx INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                  1999                1998               1997
                                                                              ------------         ------------      ------------
OPERATING ACTIVITIES
   Net loss ..........................................................        $(12,730,427)        $ (6,783,817)     $ (5,095,160)
   Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization ..............................           2,751,539            2,710,570         1,969,561
          Loss in impairment of investment in KFx Fuel
            Partners, L.P. ...........................................           4,000,000                   --                --
          Gain on sale of mine .......................................                  --             (700,500)               --
          Equity in loss of unconsolidated affiliates ................             440,746              573,080           267,977
          Common stock issued for services ...........................              13,124              292,375                --
          Other, net .................................................                  --              (81,070)          (16,197)
   Changes in operating assets and liabilities:
          Accounts receivable, affiliates ............................             169,590              (41,131)               --
          Receivables, unbilled revenue, deferred job
          cost, unearned revenue .....................................             715,303             (441,692)         (155,332)
          Due to related parties .....................................            (471,504)             (41,131)          (73,804)
          Trade payables .............................................             348,078              (92,493)         (516,911)
          Accrued interest and other liabilities .....................              90,352               86,649           435,452
          Deferred income ............................................           1,000,000                   --                --
          Other ......................................................             215,122             (122,898)         (147,281)
                                                                              ------------         ------------      ------------
Cash used in operating activities ....................................          (3,458,077)          (4,642,058)       (3,331,695)
                                                                              ------------         ------------      ------------
INVESTING ACTIVITIES
   Acquisition of Pegasus Technologies, Limited ......................                  --           (1,610,657)               --
   Patent acquisition and pending patent applications ................            (207,183)            (269,016)          (59,260)
   Investments in K-Fuel, L.L.C. .....................................          (1,000,000)             (98,876)         (334,813)
   Investments in KFx Fuel Partners, L.P. ............................                  --             (215,183)         (733,120)
   Investments in Charco Redondo, LLC ................................                  --             (629,238)               --
   Purchases of property and equipment ...............................            (111,095)            (302,075)          (16,175)
   Other .............................................................                  --             (701,878)          (36,224)
                                                                              ------------         ------------      ------------
Cash used in investing activities ....................................          (1,318,278)          (3,826,923)       (1,179,592)
                                                                              ------------         ------------      ------------
FINANCING ACTIVITIES
   Net proceeds from sale of common stock ............................                  --                   --         2,500,000
   Proceeds from issuance of notes/debentures ........................                  --              115,000        17,000,000
   Debenture placement fees ..........................................                  --                   --        (1,868,565)
   Payments on promissory notes ......................................            (219,208)             (74,800)         (445,000)
                                                                              ------------         ------------      ------------
Cash provided by (used in) financing activities ......................            (219,208)              40,200        17,186,435
                                                                              ------------         ------------      ------------
Increase (decrease) in cash and cash equivalents .....................          (4,995,563)          (8,428,781)       12,675,148
Cash and cash equivalents, beginning of period .......................           5,649,992           14,078,773         1,403,625
                                                                              ------------         ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................        $    654,429         $  5,649,992      $ 14,078,773
                                                                              ============         ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................................        $  1,148,037         $  1,130,437      $    134,605
                                                                              ============         ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
     See Notes 2, 12, 13, 14 and 15, 19


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    KFx INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of KFx Inc. ("KFx" or the "Company"), its wholly-owned subsidiary, KFx Wyoming, Inc. ("KFxW"), and its majority-owned subsidiaries, Pegasus Technologies, Inc. ("Pegasus"), KFx Technology, Inc. ("KFxT"), and Heartland Fuels Corporation ("HFC"). The Company's 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), and its 5 percent interest in KFx Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to control these entities. All significant inter-company transactions have been eliminated in consolidation.


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

     In 1998, through the acquisition of a controlling interest in Pegasus, the Company added NeuSIGHT(TM) to its solutions. NeuSIGHT is the leading combustion optimization product for coal- fired electric utility boilers, which, in addition to improving boiler efficiency, reduces Nox emissions. NeuSIGHT is a neural network-based (i.e., artificial intelligence) software technology. Pegasus developed NeuSIGHT and continues to enhance NeuSIGHT, develop related products and market NeuSIGHT licenses and related implementation services.


SOFTWARE LICENSE AND SERVICES REVENUE

     The Company recognizes software licenses and services revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition." The Company derives such revenues from license fees for the Company's NeuSIGHT software and services, including installation and implementations, under the terms of both fixed-price and time and materials contracts. Revenues are not recognized until persuasive evidence of an arrangement exists, either by way of a signed contract or signed purchase order.

     Through December 31, 1999 the Company's installation services were considered essential to the functionality of its software products because a limited number of installations had been completed without significant involvement of company personnel. Accordingly, software license fee and service revenues during 1999 and 1998 were generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in costs, estimated costs and other factors that may lead to a change in the original estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the periods in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue and are generally billed and collected within twelve months. Unbilled work-in-progress represents revenue earned but not yet billed under the terms of fixed price contracts. Deferred job costs represent up-front hardware costs incurred that will be amortized to expense over the term of related revenue recognition.

     Revenue from other services provided pursuant to time-and-materials contracts is recognized as the services are performed. The Company did not derive a significant level of revenues from maintenance contracts or training services during 1999 and 1998.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term maturity of the instruments. The fair value of long-term obligations for long-term debt and the Convertible Debentures was estimated by discounting the related future cash flows using market interest rates and does not differ significantly from that reflected in the consolidated financial statements.


LONG-LIVED ASSETS

     The Company evaluates long-lived assets based on estimated fair values or estimated future undiscounted net cash flows, whichever is more readily determinable, whenever significant events or changes in circumstances occur which indicate the carrying amount may not be recoverable.


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the following estimated useful lives:

               Plant, machinery and equipment.............................               7-15 years
               Office furniture and equipment.............................                3-5 years


PATENTS

     The Company holds patents to the Series "A", "B" and "C" K-Fuel Technology. The costs of obtaining new patents are capitalized; costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the lives of the respective patents of 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.


GOODWILL

     Goodwill, which was recorded in connection with the acquisition of Pegasus using the purchase accounting method, is amortized on a straight-line basis over an estimated useful life of five years from acquisition date.

DEFERRED FINANCING COSTS

     The Company capitalized issuance costs related to the convertible debentures. These costs are amortized over the life of the debentures using the straight-line method, the results of which are not materially different than using the effective interest method because of the short life of the debentures.


RESEARCH AND DEVELOPMENT COSTS

     Research and development costs related to Pegasus software development are expensed as incurred. Such costs are required to be expensed until such time as technological feasibility of the product, process or improvement thereto is established, after which remaining costs can be capitalized until general availability of the product. The period of time between achieving technological feasibility and general availability is typically short. To date, software development costs qualifying for capitalization have been insignificant; accordingly, the Company has not capitalized any software development costs.


STOCK BASED COMPENSATION

     The Company periodically grants qualified and non-qualified stock options to certain executive officers, non-employee directors, other key employees and certain consultants under three stock option plans as well as outside these plans. Stock options granted are accounted for in accordance with Accounting Principles Board Opinion No. 25--"Accounting for Stock Issued to Employees" ("APB25"), which generally provides that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to fair value at date of grant.


NET LOSS PER COMMON SHARE

     Basic net loss per common share is based on the weighted average number of common shares actually outstanding during each respective year. Except for instances in which there is a net loss, the calculation of diluted net loss per common share adds the weighted average number of potential common shares outstanding to such number of weighted average common shares actually outstanding. The Company's potential common shares outstanding result from warrants to purchase the Company's common stock as described in Notes 6 and 15, the conversion feature of the Convertible Debentures outstanding as described in
Note 12 and stock options outstanding as described in Note 14. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.


CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, cash and cash equivalents included commercial paper and money market accounts of $93,384 and $5,564,992, respectively. Such amounts are carried at amortized cost, which at December 31, 1999 and 1998 approximated fair market value.


CONCENTRATIONS OF CREDIT RISK

         The Company's clients participate in various aspects of the electric power generation industry and consist principally of several large electrical utilities, Kennecott Energy and a Wyoming-based non-profit research organization. Financial instruments which are potentially subject to concentrations of credit risk consist principally of accounts receivable. The Company considers the credit worthiness of its clients in negotiating contract terms, which generally do not require collateral. At December 31, 1999 four clients accounted for 10% or more each of consolidated receivables

(26%, 21%, 15%, and 14%). At December 31, 1998 five clients accounted for 10% or more each of consolidated receivables (37%, 29%, 13%, 11% and 10%).


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


RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the current year presentation.


NOTE 2.   PEGASUS TECHNOLOGIES, LIMITED

     On March 23, 1998, the Company acquired a 60 percent interest in Pegasus, an Ohio limited liability company that develops and markets computer software products intended to optimize combustion and provide related benefits in coal-fired electric utility power plants. The purchase price totaled $2,574,000 and consisted of a cash payment of $1,100,000, $600,000 in four-year promissory notes, the agreement to provide an immediate capital contribution of $500,000 and certain costs related to the acquisition. The promissory notes bear interest at 5% and require annual principal payments of $150,000 each anniversary date until fully paid in March 2002. In addition, the Company agreed to issue to certain Pegasus principals non-qualified stock options to purchase 75,000 shares of KFx common stock under the Company's 1996 Stock Option and Incentive Plan at $3.75 per share. The Company also issued 100,000 fully vested non-qualified stock options to purchase KFx common stock under the Company's 1996 Stock Option and Incentive Plan to a consultant who provided certain acquisition services. Using the Black-Scholes option-pricing model, the stock options were valued at $253,750; this amount is included in goodwill. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

     Approximately $2,436,000 of the total purchase price was allocated to goodwill, since the fair value of the underlying net assets of Pegasus at date of acquisition was negative and there were no significant identifiable intangible assets or research and development in process. Goodwill is being amortized over five years and amortization expense totaled $531,515 and $369,364 in 1999 and 1998, respectively. The balance sheets of Pegasus at December 31, 1999 and 1998 and its results of operations for the year ended December 31, 1999 and the period March 24, 1998 to December 31, 1998 are included in the consolidated financial statements of the Company.

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

     Unaudited pro forma operating results as if both purchases of equity in Pegasus had occurred as of January 1, 1997 are summarized as follows:

                                                           1999                1998                1997
                                                        -----------         -----------         -----------
                                                                            (UNAUDITED)
Operating revenues .............................       $  2,851,000         $ 2,266,000         $ 1,891,000
Net loss .......................................        (12,832,000)         (7,284,000)         (6,026,000)
Basic net loss per common share ................               (.53)               (.30)               (.25)


NOTE 3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                      DECEMBER 31,
                                           ---------------------------------
                                               1999                 1998
                                           ------------         ------------
Demonstration plant ...............        $ 10,854,375         $ 10,854,375
Office and computer equipment .....             488,904              382,485
Other .............................             348,896              344,220
                                           ------------         ------------
                                             11,692,175           11,581,080
Less accumulated depreciation .....          (9,433,749)          (8,337,268)
                                           ------------         ------------
                                           $  2,258,426         $  3,243,812
                                           ============         ============

     Depreciation expense was $1,096,481, $1,109,928, and $1,016,670 in 1999,
1998, and 1997, respectively.

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

NOTE 4.   PATENTS

     Patents consisted of the following:

                                                               DECEMBER 31,
                                                     ---------------------------------
                                                         1999                 1998
                                                     ------------         ------------
Series "A"  and "B"  patents ................        $  8,800,000         $  8,800,000
Series "C"  patents .........................           1,335,134            1,335,134
Foreign patents--granted ....................             323,066              212,922
Domestic and foreign patents--pending .......             458,643              401,604
Other .......................................              90,000               50,000
                                                     ------------         ------------
                                                       11,006,843           10,799,660
Less accumulated amortization ...............          (8,709,135)          (8,077,591)
                                                     ------------         ------------
                                                     $  2,297,708         $  2,722,069
                                                     ============         ============


     Patents amortization expense, including abandoned patents, was $631,544, $634,799, and $637,765 in 1999, 1998, and 1997, respectively.

NOTE 5. INVESTMENT IN KFX FUEL PARTNERS, L.P.

     In 1995, the Company acquired a 5 percent general and limited partnership interest in KFP. Thermo Ecotek Corporation ("TCK") holds the remaining 95 percent general and limited partnership interest in KFP. In 1995, KFP began construction of a 500,000 tons-per-year K-Fuel production facility near Gillette, Wyoming, which was completed in 1998 at a total construction cost approximating $66.5 million.

     TCK, the operating partner and 95% owner of KFP began reporting operating results from the KFP Facility in April 1998. Although the KFP Facility has operated and produced commercially salable product, TCK encountered difficulties in achieving optimal and sustained operations. On May 24, 1999, TCK announced its decision to hold for sale its investment in the KFP Facility and that it would record related restructuring and other charges. Further, TCK in June 1999 suspended operations at the KFP Facility and K-Fuel is not currently being produced. The Company's share of the losses of KFP were $452,364, $410,155, and $-0- for 1999, 1998, and 1997, respectively. The Company's investment in KFP approximated $3,327,000 at December 31, 1999.

     The Company is unable to predict with certainty the effect (including the recoverability of the Company's $3.4 million investment related to the KFP Facility) if any, of these actions of TCK on KFx. Management of KFx is actively assisting in soliciting offers to purchase the KFP Facility and TCK is in active negotiations with various parties. [Update for Black Hills transaction, etc consistent with language in MD&A section of 10-K] No assurance can be given, however, as to when or if the KFP Facility will be sold or when, if ever, it will resume operations.

     In addition to its 5 percent interest in KFP, the Company receives a royalty of 3 percent of the net sales of the KFP facility. The Company also performed $197,273, $519,501 and $395,679 of technical services for KFP in 1999, 1998 and 1997, respectively; these amounts are included in contract revenues for the periods.

NOTE 6. THERMO ECOTEK CORPORATION STOCK PURCHASE AGREEMENT

     In 1995, the Company and TCK entered into a stock purchase agreement (the "Stock Purchase Agreement") whereby TCK acquired 1,500,000 shares of the Company's common stock for $3 million, and the right to purchase up to an additional 2,750,000 shares of the Company's common stock at the same price per share. In December 1995, TCK purchased an additional 1,500,000 shares for $3.0 million. Additionally, TCK purchased the remaining 1,250,000 shares of common stock in January 1997 for $2.5 million, increasing its ownership in the Company to approximately 18 percent.

     In addition, as part of the Stock Purchase Agreement, the Company issued two common stock purchase warrants to TCK. The first warrant ("Warrant A") is for 7,750,000 shares of common stock of the Company at an exercise price of $3.65 per share (subject to certain adjustments), and is exercisable, in whole or in part, commencing on January 1, 2000 and expiring on July 31, 2001. The second warrant ("Warrant B") gives TCK the right to purchase additional shares of common stock that would be sufficient to give TCK ownership of 51 percent of the outstanding shares of common stock of the Company, on a fully diluted basis, on the exercise date. Warrant B is exercisable, in whole or in part, commencing on January 1, 2000 and expiring on July 31, 2001, provided, however, that Warrant B may not be exercised unless TCK has fully exercised Warrant A. The exercise price of Warrant B will be the average daily closing price of the common stock for the 40 trading days immediately preceding the exercise date. In connection with efforts to sell the KFP Facility discussed in Notes, TCK is also seeking to sell the common shares of KFx that it owns and is expected to cancel Warrant A and Warrant B. [update for agreement with Black Hills and TCK]

NOTE 7. INVESTMENT IN K-FUEL, L.L.C.

     In April 1996, the Company and a wholly-owned subsidiary of Kennecott Energy Company (Kennecott Energy), formed K-Fuel, LLC. Pursuant to the Limited Liability Company Agreement (the "Agreement"), K-Fuel, LLC is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of plants or facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Any Commercial Projects will be constructed by separate entities in which Kennecott Energy, the Company or both may have an equity interest and which will receive a sublicense from K-Fuel, LLC for the K-Fuel Technology.

        Initially, the Company has a 51 percent interest in K-Fuel, LLC and Kennecott Energy has a 49 percent interest, except to the extent of certain research and development and amortization expenses, which by written agreement are allocated 100 percent to Kennecott Energy. At such time as entities in which Kennecott Energy has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, Kennecott Energy will have a 51 percent interest in K-Fuel, LLC and the Company will have a 49 percent interest. In connection with an amendment to the Agreement executed in June, 1999 Kennecott Energy paid to KFx a $1,000,000 K-Fuel license fee and an additional $1,000,000 that, in accordance with the amendment, was invested in K-Fuel LLC to fund future development activities associated with the next phase of K-Fuel commercialization. Kennecott Energy incurred research and development costs totaling approximately $141,000, $51,000, and $879,000 in 1999, 1998, and 1997
respectively, and an additional $209,000, $327,000 and $371,000, for certain administrative, marketing and project development activities in the United States and Indonesia for the same periods. The Company contributed $1,000,000, $99,000, and $334,000 to K-Fuel, LLC in 1999, 1998, and 1997 respectively, for certain administrative, marketing and project development activities in the United States and Indonesia. As of December 31, 1999, K-Fuel, LLC was not committed to fund or construct any Commercial Projects.

     The activities and financial results of K-Fuel, LLC are accounted for by the Company using the equity method, rather than as a consolidated subsidiary, since the Company does not have the authority to control K-Fuel, LLC. The Company recognized income of $11,618 and expense of $162,925, and $267,977 for its equity share of the marketing, general and administrative expenses of K-Fuel, LLC for 1999, 1998, and 1997 respectively. The Company's investment in K-Fuel, LLC at December 31, 1999 was approximately $1,172,000.

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

NOTE 8. CHARCO REDONDO, L.L.C.

     In December 1997, the Company purchased a 12.6 percent interest in Charco Redondo, LLC, a Texas limited liability company, ("Charco") for $540,000, which was funded during 1998. The Company has made additional investments approximating $89,000 pursuant to cash calls made by Charco through December 31, 1998. During 1998, Charco successfully completed a pilot tertiary oil recovery project.

NOTE 9. PREPAID ROYALTY

     In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights.

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


NOTE 10.   DUE TO RELATED PARTIES

     Due to related parties consisted of the following:



                                                                      DECEMBER 31,
                                                                -----------------------
                                                                    1999         1998
                                                                ----------   ----------
Due to KFx Fuel Partners, L.P. ..............................   $       --   $  267,446
Due to K-Fuel, L.L.C ........................................                   204,058
                                                                ----------   ----------
     Total related party liabilities ........................   $       --   $  471,504
                                                                ==========   ==========

     During 1999, 1998 and 1997, the Company wrote off $204,058, $95,653 and $237,438, respectively, in net trade and related party payables since such amounts were forgiven or otherwise determined to be no longer due.

NOTE 11. LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                                                         DECEMBER 31,
                                                                                               ----------------------------
                                                                                                   1999            1998
                                                                                               ------------    ------------
Unsecured promissory note, interest at 6.5 percent and payable February 29, 2000 ...........   $    500,000    $    500,000
Unsecured promissory note, interest at 8.0 percent and payable July 31, 2000 ...............        245,000         260,000
Unsecured promissory note, interest at 6.0 percent, payable in $10,000 quarterly
installments beginning March 2001 with the balance due December 2002 .......................        170,000         170,000
Unsecured promissory note, interest at 5.0 percent due with principal payments in four
annual payments approximating $150,000 each beginning March 1999 ...........................        460,792         600,000
Other ......................................................................................             --          65,000
                                                                                               ------------    ------------
                                                                                                  1,375,792       1,595,000
Less current maturities ....................................................................       (891,167)       (704,207)
                                                                                               ------------    ------------
                                                                                               $    484,625    $    890,793
                                                                                               ============    ============


     Scheduled maturities of long-term debt at December 31, 1999 are as follows:
$, $891,167 in 2000, $213,475 in 2001, and $17,271,150 (including the
Convertible Debentures) in 2002.

NOTE 12. CONVERTIBLE DEBENTURES

     On July 31, 1997, the Company completed a private placement of unsecured convertible debentures (the "Debentures") totaling $17.0 million. The
Debentures mature in July 2002 at 112% of principal amount, and have an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31. The Debentures became convertible into shares of the Company's common stock at a conversion price of $3.75 per share, beginning on October 30, 1997. On November 1, 1999, the conversion price changed to $3.65 per share in accordance with provisions of the Debentures. The Debentures are callable by the Company at 130% of principal amount after July 31, 1999. The Debentures contain covenants related to investments, payment of dividends, additional indebtedness and certain other matters. Management believes that the Company has complied with the Debentures' covenants in all material respects. In connection with the sale of the Debentures, the Company issued warrants to purchase 453,333 shares of common stock to the placement agents. See Note 15. In connection with the placement of the Debentures, the Company incurred costs totaling $2,435,565, which were recorded as debt issue costs and are being amortized over the life of the Debentures. Related amortization expense was $492,000, $492,000 and $205,000 in 1999, 1998 and 1997,
respectively.

     The Debentures were offered, sold and delivered only to non-United States persons outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended.

NOTE 13. STOCKHOLDERS' EQUITY

     In September 1999, the Company issued 527,000 shares of its common stock in exchange for an additional 15% interest in Pegasus. This transaction was recorded at approximately $763,000 based on the average price of KFx common stock shortly before the transaction was completed, which approximated $1.45 per share.

     In July 1999, the Company issued 3,500 shares of the Company's Common Stock for certain professional services at a value of $13,124.

     In 1998, the Company granted warrants and options to purchase 230,000 shares of the Company's common stock at an exercise price of $3.75-$4.38 per share in exchange for certain professional services. Using the Black-Scholes option-pricing model, the warrants were valued at $196,000; this amount is included in marketing, general and administrative expenses for 1998.

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

     In connection with the sale of the Debentures, the Company issued to the placement agents warrants to purchase 453,333 shares of common stock at an exercise price of $5.00 per share, expiring in July 2002. The warrants were valued at $567,000 using the Black-Scholes option-pricing model and are included in the debt issue costs.

NOTE 14. STOCK OPTION PLANS

KFx

     The Company has three employee stock option plans--the Amended and Restated Stock Option Plan (the "1992 Plan"), the 1996 Stock Option and Incentive Plan (the "1996 Plan"), and the 1999 Stock Incentive Plan (the "1999 Plan"). These plans are administered by the Compensation Committee of the Board of Directors ("Committee"), which subject to certain restrictions of the Internal Revenue Code regarding incentive stock options ("ISO"), has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term.

     The 1992 Plan provides for the award to the Company's executive officers, non-employee directors, other key employees and consultants and others of non-qualified stock options ("NSO") and ISOs. Stock options granted under the 1992 Plan generally vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date thereof until fully vested. The Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control of the Company, as defined (which includes a change in ownership of 15% or more). As a result of TCK's investment in the Company on January 31, 1997, increasing its ownership in the Company to in excess of 15 percent, all options outstanding under the 1992 Plan at that date became fully vested at that time. Stock options granted under the 1992 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan, of which 178,000 options remain available for grant as of December 31, 1999.

     The 1996 Plan provides for the award to the Company's executive officers, non-employee directors, other key employees and consultants and others of NSOs, ISOs, stock appreciation rights ("SAR") and restricted stock. Stock options granted under the 1996 Plan generally vest 20 percent on the first anniversary date of the grant, and an additional 20 percent each anniversary date thereafter until fully vested. The Committee has similar authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. Stock options granted under the 1996 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Plan, of which 20,666 options remain available for grant at December 31, 1999. During 1999, 158,334 SARs were granted under the 1996 Plan; see further discussion of these SAR grants below.

         The 1999 Plan provides for the award to the Company's executive officers, non employee directors, other key employees and consultants and others of various forms of equity based compensation including, ISOs, NSOs, SARs, or restricted stock. The Committee has similar authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that changes in control are generally transactions involving in excess of 50% of the Company's common stock. The Company has reserved 2,000,000 shares of common stock for issuance under the 1999 Plan, of which 1,270,000 options remain available for grant at December 31, 1999. During 1999 730,000 SARs were granted under the 1999 Plan; see further discussion of 1999 SAR grants later in this footnote.

     In addition to the 1992 Plan, the 1996 Plan, and the 1999 Plan, the Company has issued non-qualified stock options and restricted stock related to various compensation and fee agreements with directors and employees of and consultants to the Company.

     The following table summarizes the Company's stock option activity for the three-year period ending December 31, 1999:


                                                                       OPTION ACTIVITY
                                                                 ---------------------------
                                                                                   WEIGHTED                 WEIGHTED
                                                                                    AVERAGE                  AVERAGE
                                                                                   EXERCISE      OPTIONS     EXERCISE
                                                                    TOTAL          PRICE PER   EXERCISABLE  PRICE PER
                                                                   OPTIONS           SHARE     AT YEAR END    SHARE
                                                                 -----------       ---------   -----------  ----------

Balance 12-31-96...........................................       2,365,500        $  5.28
Granted....................................................         885,000        $  4.01
Expired and cancelled......................................        (388,000)       $  5.92
                                                                 ----------
Balance 12-31-97...........................................       2,862,500        $  4.80     1,637,100    $    4.67
Granted....................................................       1,310,000        $  4.05
Expired and cancelled......................................        (300,500)       $  6.87
                                                                 ----------
Balance 12-31-98...........................................       3,872,000        $  4.38     2,273,000    $    4.42
Granted....................................................          71,000        $  3.75
Expired and cancelled......................................        (380,000)       $  4.31
                                                                 ----------
Balance 12-31-99...........................................       3,563,000        $  4.23     2,606,000    $    4.32

     The range of exercise prices for stock options outstanding and exercisable at December 31, 1999 was $2.50 per share to $7.39 per share. The weighted average estimated grant date fair value of options granted in 1999, 1998 and 1997 was $.26 per share, $.95 per share and $2.12 per share, respectively. . All stock options granted during each of the three years ended December 31, 1999 were at exercise prices that were not below the fair market value of the Company's common stock on the date of grant. Generally such grants were at the greater of fair market value of the Company's common stock on the date of grant or $3.75 per share, due to restrictions imposed under the Convertible Debentures and the TCK Stock Purchase Agreement.

Pegasus

     The Company's Pegasus subsidiary has adopted a separate stock option plan (the "Pegasus Plan") that provides for the award to Pegasus' executive officers, non employee directors, other key employees and consultants of various forms of equity based compensation, including ISOs, NSOs, SARs, andr restricted stock. The board of directors of Pegasus administers the Pegasus Plan and has similar authority to the Committee to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that changes in control are generally transactions involving in excess of 50% of Pegasus' common stock. Pegasus has reserved 2,500,000 shares of common stock for issuance under the Pegasus Plan, which approximates 17.7% of the outstanding common stock of Pegasus at December 31, 1999. During 1999, the board of directors of Pegasus granted options to purchase 1,026,000 shares of Pegasus common stock at a weighted average price of $1.01 per share. During 1998 options were granted to purchase 742,421 options at a price of $.31 per share. Option prices are equivalent to estimated market values at the dates of grant. The weighted average estimated grant date fair value of options granted in 1999 was $.63 per share. Vesting of options granted under the plan is generally at 2% per month, with one grant vesting at 25% per year, and the options generally expire seven years from date of grant. At December 31, 1999, options to purchase 1,768,421 shares included 742,421 options at a price of $.31 per share with a remaining contractual life of 5.8 years and 1,026,000 of options at a weighted average price of $1.01 per share, a price range of $1.00 to $1.10 per share, and a weighted average remaining contractual life of 5.9 years. At December 31, 1999 options to purchase 447,565 shares of Pegasus common at a weighted average price of $.73 per share stock were vested.

     The Company measures compensation expense under Accounting Principles Board ("APB") Opinion No. 25, which uses an intrinsic value approach to measurement, i.e., compensation expense is generally recognized only when the exercise price of an employee stock option or similar equity instrument is below the fair market value of the underlying common stock on the date of grant.

     The following table summarizes the pro forma effects on net loss, and the related assumptions under the Black-Scholes option pricing model, for the three most recent fiscal years as if the Company had elected to implement the fair value approach of accounting for stock options as provided by Statement of Financial Accounting Standards No. 123 ("Accounting for Stock-Based Compensation") issued in 1995:


                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                1999              1998              1997
                                           -------------     -------------     -------------

Net loss--pro forma ....................   $ (13,850,000)    $  (7,778,000)    $  (5,985,000)
Net loss per share--pro forma ..........   $        (.57)    $        (.33)    $        (.25)
Weighted average
     Risk free interest rate ...........            6.33%             4.86%             6.48%
     Expected option life (years) ......             5.9               5.9               6.7
     Expected volatility ...............            60.6%             50.6%             50.4%
     Expected dividends ................              NA                NA                NA

         During the second half of 1999, the Company's Board of Directors adopted a policy of granting stock-based compensation to directors in lieu of directors' fees. Accordingly, SARs for 475,000 shares at a price of $1.00 per share were granted to directors. The Company also granted SARs at a price of $1.50 per share for 255,000 shares to certain employees, in lieu of cash bonuses, and for approximately 158,000 shares to certain consultants, in lieu of cash fee payments. The Company's closing stock price on the dates of grant was $1.00 and the SARs were generally fully vested at date of grant, but cannot be exercised until (a) the Company's Debentures are converted, redeemed or mature and (b) Warrant A and Warrant B held by Thermo Ecotek Corporation are cancelled (see Note 6). SARs granted to directors expire in ten years and consultants generally expire five years from date of grant, in December 2004. The SARs granted to employees expire upon the later of one year from date of grant, in December 2000, or 30 days after the conditions precedent to exercisability have been satisfied. Upon exercise of any of the SARs, the Company has the option of
(a)
paying the stock appreciation in excess of the grant price in cash, (b) converting the SAR to a non-qualified stock option for the same number of shares as covered by the SAR at the SAR grant price, or (c) granting common stock of the Company with a value at the date of exercise equivalent to the amount of stock appreciation at the date of exercise. Since the conditions precedent to exercisability had not been satisfied at December 31, 1999, no expense associated with these SAR grants was recognized in 1999.

NOTE 15. WARRANTS TO PURCHASE COMMON STOCK

     See Note 6 regarding the warrants held by TCK to acquire up to 51% of the shares of the Company's common stock beginning in January 2000.

     Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. The following table summarizes the outstanding warrants as of December 31, 1999, all of which are fully exercisable as of that date:


                                                                   NUMBER      EXERCISE
                                                    TYPE OF          OF         PRICE
                                                  TRANSACTION      SHARES      PER SHARE     EXPIRATION
                                                  -----------     --------    -----------   ----------

Granted in 1997...............................      Services       453,333    $      5.00        2002
Granted in 1998...............................      Services       230,000    $3.75-$4.38        2001
                                                                  --------
                                                                   683,333
                                                                  ========

     Warrants granted in 1997 related to the placement of the Convertible Debentures. Warrants granted in 1998 related to certain professional service expenses totaling $196,000.

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

     On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden") filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint seeks damages in excess of $5.3 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a preliminary review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFx intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.

     The Company is obligated for noncancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. Rent expense in 1999, 1998, and 1997 was $246,494, $204,847, and

$182,005, respectively. The lease agreements require future minimum lease payments as follows:


                                                                                             AMOUNT
                             YEAR ENDING DECEMBER 31,                                        PAYABLE
                             ------------------------                                        -------

2000..............................................................................         $   275,000
2001..............................................................................             302,000
2002..............................................................................             309,000
2003..............................................................................             280,000
2004..............................................................................             189,000

     As part of the restructured bond agreement with the State of Wyoming (Wyoming) in 1994, Energy Brothers Holding, Inc., an affiliate of the Company, and an officer and director of the Company executed a promissory note to Wyoming for $819,000, with annual interest at 6 percent. The Company has agreed to indemnify both Energy Brothers Holding, Inc. and the officer and director of the Company to the extent that payments are made to Wyoming under the agreement. In addition, the Company entered into a royalty agreement with Wyoming, which requires the Company to pay Wyoming 12 percent of its domestic K-Fuel license and royalty revenue. The rate decreases to 6 percent when cumulative payments under the royalty agreement total $5 million.

     The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5 percent to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by KFP) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20 percent of the Company's North American royalty proceeds.

     Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and subject to certain other limitations.

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

         On March 9, 1998, Fidelity and Deposit of Maryland (F&D), as subrogee of Walsh Construction Company (Walsh), a division of Guy F. Atkinson Company, filed a construction lien against KFP with respect to the construction of the KFP Facility in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations. In connection with this action, KFP has filed a counterclaim in excess of $29 million against F&D, the surety company for Walsh. The counterclaim asserts various claims of faulty construction performed by Walsh at the KFP Facility. The counterclaim is in discovery and it is not possible to predict the outcome of this action; however, the Company believes that the counterclaim will not have a material impact on the Company's financial position or results of operations.

NOTE 17. INCOME TAXES

     All of the Company's operations are currently domestic, with income taxable at the federal statutory rate of 34 percent plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:


                                                                                         1999            1998
                                                                                     ------------    ------------
Gross deferred tax assets:
     Loss (NOL) carryforwards ....................................................   $ 13,550,000    $ 10,712,000
     Depreciation and amortization ...............................................        956,000         632,000
     Deferred compensation .......................................................        473,000         482,000
     Accrued liabilities .........................................................        821,000
     Other .......................................................................        716,000          64,000
                                                                                     ------------    ------------
          Gross deferred tax assets ..............................................     16,516,000      11,890,000
          Deferred tax assets valuation allowance ................................    (16,516,000)    (11,890,000)
                                                                                     ------------    ------------
               Net deferred tax assets ...........................................   $         --    $         --
                                                                                     ============    ============

     No net deferred tax asset has been recorded for NOL carryforwards or other deferred tax assets because there is no assurance that such benefits will be realized. The Company's tax return basis loss carryforwards of approximately $36,400,000 expire in various amounts through 2014 as follows:


     Five year period ending

     December 31, 2004                     $ 4,100,000
     December 31, 2009                     $ 6,600,000
     December 31, 2014                     $25,700,000

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

     The Company's total provision for income taxes in 1999, 1998 and 1997 were different from the amount expected by applying the statutory federal income tax rate to the net loss. The approximate differences are as follows:


                                                             1999             1998             1997
                                                       -------------    -------------    -------------

Expected tax benefit on loss before income taxes ...   $  (4,328,000)   $  (2,306,000)   $  (1,732,000)
Expected state tax benefit, net ....................        (420,000)        (220,000)        (166,000)
Non-deductible items ...............................          40,000           42,000           27,000
Increase in valuation allowance ....................       4,626,000        2,507,000        1,704,000
Other ..............................................          82,000          (23,000)         167,000
                                                       -------------    -------------    -------------
     Total income tax benefit ......................   $          --    $          --    $          --
                                                       =============    =============    =============


NOTE 18. SEGMENT INFORMATION

     KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus" segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel" segment). Prior to the acquisition of Pegasus in 1998 the Company had only the K-Fuel segment. The accounting policies of these segments are the same as those described in Note 1. In addition, the goodwill and related amortization resulting from the acquisition of 60% of Pegasus in 1998 and the acquisition of an additional 15% in 1999 is included in the Pegasus segment, using push-down accounting. KFx evaluates the performance of its segments and allocates resources to them primarily based on net income (loss) and operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment.

         The tables below present information about revenues, certain income and expense categories, net income (loss), cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of December 31, 1999 and 1998 and for the years then ended:



                                                                            Reconciling Items
1999                                        Pegasus            K-Fuel              (a)            Consolidated
----                                   ---------------    ---------------   -----------------   ---------------

Operating Revenues                     $     1,536,884    $     1,313,916                       $     2,850,800
                                       ---------------    ---------------    ---------------    ---------------

Operating Costs
   Cost of sales                             1,181,321                                                1,181,321
   Marketing, general and                    2,669,818             77,098    $     2,648,054          5,394,970
administrative
   Depreciation and amortization               616,563          1,627,657            507,319          2,751,539
   Other                                       335,766            664,246                             1,000,012
                                       ---------------    ---------------    ---------------    ---------------
Total Operating Costs                        4,803,468          2,369,001          3,155,373         10,327,842
                                       ---------------    ---------------    ---------------    ---------------
Operating Income                            (3,266,584)        (1,055,085)        (3,155,373)        (7,477,042)
Interest expense                              (259,097)                             (901,001)        (1,160,098)
Equity in loss of affiliates                                     (440,746)                             (440,746)
Loss in impairment of investment
  in KFx Fuel Partners, L.P.                                   (4,000,000)                           (4,000,000)
Interest income                                                                      124,402            124,402
Other income (expense)                                                               223,057            223,057
                                       ---------------    ---------------    ---------------    ---------------
Net Loss                                    (3,525,681)        (5,495,831)        (3,708,915)       (12,730,427)
                                       ---------------    ---------------    ---------------    ---------------
Cash Used in Operating Activities           (1,951,640)         1,495,898         (3,002,335)        (3,458,077)
                                       ---------------    ---------------    ---------------    ---------------
Capital Expenditures                           (96,365)           (14,730)                             (111,095)
                                       ---------------    ---------------    ---------------    ---------------
Investment in Equity Method
Subsidiaries                                                    5,127,871                             5,127,871
                                       ---------------    ---------------    ---------------    ---------------
Total Assets                                 3,457,574          9,052,687          1,757,734         14,267,995
                                       ---------------    ---------------    ---------------    ---------------



                                                                            Reconciling Items
1998                                       Pegasus             K-Fuel              (a)           Consolidated
----                                   ---------------    ---------------   -----------------   ---------------

Operating Revenues                     $     1,328,491    $       892,094                       $     2,220,585
                                       ---------------    ---------------    ---------------    ---------------
Operating Costs
   Cost of sales                               755,281                                                  755,281
   Marketing, general and                    1,224,910             50,312    $     2,871,575          4,146,797
administrative
   Depreciation and amortization               444,003          1,627,267            639,300          2,710,570
   Other                                       138,335            888,616                             1,026,951
                                       ---------------    ---------------    ---------------    ---------------
Total Operating Costs                        2,562,529          2,566,195          3,510,875          8,639,599
                                       ---------------    ---------------    ---------------    ---------------
Operating Income                            (1,234,038)        (1,674,101)        (3,510,875)        (6,419,014)
Interest expense                               (22,401)                           (1,137,524)        (1,159,925)
Equity in loss of affiliates                                     (573,080)                             (573,080)
Interest income                                                                      495,967            495,967
Other income (expense)                                            872,235                               872,235
                                       ---------------    ---------------    ---------------    ---------------
Net Loss                                    (1,256,439)        (1,374,946)        (4,152,432)        (6,783,817)
                                       ---------------    ---------------    ---------------    ---------------
Cash Used in Operating Activities           (1,693,259)           (22,059)        (2,926,740)        (4,642,058)
                                       ---------------    ---------------    ---------------    ---------------
Capital Expenditures                          (115,955)          (186,120)                             (302,075)
                                       ---------------    ---------------    ---------------    ---------------
Investment in Equity Method
Subsidiaries                                                    4,568,617                             4,568,617
                                       ---------------    ---------------    ---------------    ---------------
Total Assets                                 3,230,954         11,843,799          7,597,536         22,672,289
                                       ---------------    ---------------    ---------------    ---------------

(a) consists primarily of KFx corporate office activities and consolidating entries.

     Since its acquisition in 1998 only the Pegasus segment has derived any significant revenue from outside the United States, which approximated $224,000 in 1999 and $166,000 in 1998. Such non-US revenues were derived from Pegasus license and related installation service agreements with a customer in Canada, pursuant to which Pegasus is paid in US dollars. Neither segment has any significant assets outside of the United States.

         During 1999, two individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (19% and 11%). During 1998, three individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (22%, 13%, and 10%). During 1999 K-Fuel derived its revenues principally from the K-Fuel license fee (35% of consolidated revenues). During 1998 K-Fuel derived its revenue principally from two parties (25% of consolidated revenues for services related to the KFP Facility and 15% of consolidated revenues from a K-Fuel research and development contract).

NOTE 19. SUBSEQUENT EVENTS

         Through April 14, 2000, holder of Debentures with a face value of $1,650,000 have exercised their conversions rights, resulting in the issuance of 452,049 shares of the Company's common stock, a reduction of stockholders' deficit of $1,650,000 and a corresponding reduction in the balance of Debentures.

     On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. As a result of this transaction, at April 14, 2000, the ownership of Pegasus is approximately as follows: KFx--74%, Pegasus management--20% and Kennecott Energy--6%. Kennecott has the right to sell the Pegasus Common Stock back to KFx at any time before March 3, 2001 at a price equal to the greater of $1,000,000 or fair market value.

     On April 12, 2000 the Company executed agreements with various parties that initiate the redevelopment of the KFP Facility. Pursuant to the agreements, if all conditions to closing are met, (a) a subsidiary of Black Hills Corporation
(BHK) will purchase the KFP Facility and receive 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BHK will be given the right to one seat of KFx's board of directors and KFx will grant BHK a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx will relinquish its 5% interest in KFP and provide certain releases in exchange for cash proceeds estimated at $___ million, will retain royalty right and certain real and personal property and has negotiated a revenue-based service fee, (d) TCK will sell the remaining 2.25 million common shares of KFx it owns to private investors and cancel the warrants it holds to purchase a control position in KFx's common stock. KFx and BHK are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems, including the addition of an incinerator to eliminate certain process waste streams, and to modify the plant to replace natural gas with waste coal as the facility's energy source. The cost to implement these plans is estimated at $10 million to $12 million. If efforts to finalize plant modification plans and secure related capital are not successful by August 2000, BHK has the options to salvage the equipment and reclaim the site. The terms of the agreements provide for closing of these transactions not later than April 28, 2000. The carrying value of the Company's investment in KFP has been written down effective December 31, 1999 by $1.5 million, to the $1.8 million near term cash proceeds expected if these transactions close.

[Restructuring of St of Wyo notes]

     Principal and interest under the promissory note (Note) to the State of Wyoming (Wyoming) in the amount of $500,000 was due February 29, 2000, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2000. On April 12, 2000, Wyoming granted the Company an extension until May 5, 2000 to renegotiate definitive repayment terms. Although Wyoming never issued a notice of default to the Company, non payment of the principal and interest under the Note may constitute a technical default under the Note, which if considered to be a material default, could be considered an event of default under the Debentures. Based on the opinion of Wyoming counsel, however, the Company believes that since Wyoming did not issue a notice of default on the Note and Wyoming subsequently granted an extension of the Note, that any default that may be deemed to have occurred is not material and would not therefore constitute an event of default under the Debentures. The Company is continuing its discussions with Wyoming and is seeking an extension of principal payments on the Note through April 30, 2001 or later. There can be no assurance that such an extension will be granted by Wyoming.

     Circumstances substantially identical to those in the preceeding paragraph arose relative to promissory notes due Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. The Company's Chairman and his affiliate have agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001.

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------

3.1(1)       Restated Certificate of Incorporation of the Company

3.2(1) Certificate of Amendment to Certificate of Incorporation of the Company

3.3(5)       Second Amended and Restated Bylaws of the Company

4.1(5)       Sample Common Stock Certificate

4.2(9) Indenture dated July 25, 1997 by and between the Company and Colorado National Bank

4.3          See item 10.18 below
             [4.4-4.12 below]

10.1(1)      Amendments to Agreements between Theodore Venners, S.A. Wilson,
             Koppelman Fuel Development Company, and the Koppelman Group dated
             December 29, 1992

10.2(1)      Assignment of U.S. Patents by K-Fuel Limited Partnership to the
             Company dated July 23, 1993

10.3(1)      Assignment of U.S. Trademark Registration by K-Fuel Limited
             Partnership to the Company dated July 23, 1993

10.4(1) Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group

10.5(1)      Agreement dated December 19, 1991 among K-Fuel Partnership, Edward
             Koppelman, K-Fuel Limited Partnership and KSA Inc.

10.8(5)      Fourth Amendment to Office Lease dated August 17, 1995 between 1999
             Broadway Partnership and the Company

10.9(1)      Restricted Stock Plan for Directors and Selected Officers dated
             December 16, 1993

10.10(4)     Restricted Stock Plan for Selected Independent Contractors dated
             February 16, 1994

10.11(1)     Stock Option Plan dated December 16, 1993

10.12(1)     Settlement Agreement dated December 14, 1992

10.13(1)     Stock Exchange Agreement Dated December 14, 1992

10.14(1)     Stipulation and Agreement dated February 28, 1994 between Energy
             Brothers Technology, Inc., State of Wyoming, the Company, Theodore
             Venners, Edward Koppelman and Energy Brothers Holding, Inc.

10.15(4)     Internal Revenue Service Private Letter ruling dated March 20, 1995


EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------

10.16(4) Extension of Stock Forfeiture Agreement between Theodore Venners and Rudolph G. Swenson; Joyce M. Goldman; David Bretzlauf; Joseph
             M. Butler; R.C. Whitner; Hillari Koppelman; Thomas D. Smart and
             Susan M. Thevenet; Charles F. Vance

10.17(2) Stock Purchase Agreement dated August 18, 1995 between the Company and Thermo Ecotek Corporation

10.18(2) Stock Purchase Warrants dated August 18, 1995 between the Company and Thermo Ecotek Corporation

10.19(2) Stockholders' Voting and Co-Sale Agreement dated August 18, 1995 among the Company, Thermo Ecotek Corporation and Theodore Venners

10.20(2)     Registration Rights Agreement dated August 18, 1995 between the
             Company and Thermo Ecotek Corporation

10.21(3)     Limited Partnership Agreement of KFX Fuel Partners, L.P. dated
             August 18, 1995

10.22(3)     Letter Agreement dated August 18, 1995 between Eco Fuels, Inc. and
             KFX Wyoming, Inc. regarding the Management, Operations and
             Maintenance Agreement

10.23(3)     Gross Royalty Share Agreement dated August 17, 1995 between the
             Company and Fort Union, Ltd.

10.24(3)     Indemnity Agreement dated August 18, 1995 between the Company and
             Thermo Ecotek Corporation

10.25(3)     Letter of Agreement dated August 15, 1995 between the Company and
             Edward Koppelman

10.26(3) Assignment dated August 29, 1995 executed by Edward Koppelman in favor of the Company

10.28(3)     Patent and Technology License dated August 17, 1995 between Edward
             Koppelman and KFX Fuel Partners, L.P.

10.29(3)     Notice of Termination dated August 16, 1995 between Edward
             Koppelman and Energy Brothers Holding, Inc.

10.30(5) Letter Agreement dated February 28, 1995 between RCD Development and the Company

10.31(6)     Limited Liability Company Agreement of K-Fuel, L.L.C. dated April
             19, 1996

10.32(6)     Pledge Agreement executed by Theodore Venners in favor of Kennecott
             Energy and Coal Company dated April 19, 1996

10.33(6)     Letter Agreement between Theodore Venners and Kennecott Energy and
             Coal Company dated April 22, 1996

10.34(6)     Amended and Restated Heartland License Agreement between Heartland
             Fuels Corporation and the Company dated April 19, 1996

10.35(7)     Royalty Amendment Agreement dated June 3, 1996 between the Company,
             Edward Koppelman and Theodore Venners

10.37(8)     Design-Build Agreement between the Company and Yanke Energy dated
             December 30, 1996

10.38(8) Amendment to Agreement between the Company and RCD Development dated January 16, 1997



10.39(9)     Purchase Agreement dated March 23, 1998 among the Company and
             Pegasus Technologies, Ltd. and the Lucier Group and The Radl Group

10.40(9) Amended and Restated Operating Agreement of Pegasus Technologies dated March 23, 1998

10.41(10)    1998 Directors Nonqualified Stock Option Plan

10.42(10)    1998 Advisory Committee Nonqualified Stock Option Plan

10.43(10)    Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L. Patterson
             [10.44-10.52 below]

21.1*        Subsidiaries

23.1*        Consent of Independent Accountants

27.1*        Financial Data Schedule

4.4(11)      Common Stock Purchase Warrant dated January 30, 1998 between the
             Company and George D. Crowley, Jr.

4.5(11)      Common Stock Purchase Warrant dated January 15, 1996 between the
             Company and Richard C. Whitner

4.6(11)      Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and Richard C. Whitner

4.7(11)      Company Stock Purchase Warrant dated January 30, 1998 between the
             Company and John F. Reim

4.8(11)      Company Stock Purchase Warrant dated June 19, 1997 and Amendment
             No. 2 dated August 3, 1998 between the Company and Peter G. Martin

4.9(11)      Common Stock Purchase Warrant dated August 2, 1995 and Amendment
             No. 1 dated August 3, 1998 between the Company and Peter G. Martin

4.10(11)     Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and Dawson Mathis

4.11(11)     Common Stock Purchase Warrant dated November 15, 1996 and Amendment
             No. 1 dated August 3, 1998 between the Company and Innovative
             Research Associates, Inc.

4.12(11)     Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and John P. Venners

10.44(11)    Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners

10.45(11)**  Professional Installation Services Master Agreement dated March 5,
             1999, between Net Power Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications International
             Corporation

10.46(12)    1999 Stock Incentive Plan

10.47(13)**  First Amended Limited Liability Company Agreement of K-Fuel, L.L.C.
             dated June 29, 1999



10.48(14)**  Common Stock and Series A Preferred Stock Purchase Agreement among
             Pegasus Technologies, Inc., KFx Inc. and Kennecott Energy Company dated March 3, 2000

10.49(14)    Statement Respecting Rights of Series A Preferred Stock of Pegasus
             Technologies, Inc.

10.50(14)    Pegasus Technologies, Inc. Stockholders and Voting Agreement dated
             March 3, 2000

10.51(14)    Put Agreement dated March 3, 2000 between KFx Inc. and Kennecott
             Energy Company

10.52(14)    Marketing Services Agreement dated March 3, 2000 among Pegasus
             Technologies, Inc., Net Power Solutions, LLC, KFuel LLC, KFx Inc.
             and Kennecott Energy Company


*         Filed herewith.

** Certain portions of this Exhibit were omitted based upon a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission.

(1) Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994 as an exhibit to the Company's Form 10-SB and incorporated herein by reference.

(2) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated August 18, 1995 and incorporated herein by reference.

(3) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Registration Statement on Form SB-2 (File No. 33-97418) and incorporated herein by reference.

(4) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Registration Statement on Form SB-2 (File No. 33-90128) and incorporated herein by reference.

(5) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.

(6) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.

(7) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(8) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(9) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(10) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(11) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12) Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company's Proxy Statement on Schedule 14A and incorporated herein by reference.

(13) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated June 29, 1999 and incorporated herein by reference.

(14) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated March __, 2000 and incorporated herein by reference.