Form 10-K/A
period 1999-12-31
KFX INC
filed 2000-04-27
CIK 912365

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-K/A
          (Mark One)


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of April 24, 2000, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $28,103,000. At April 24, 2000, 24,934,289 shares of common stock of the Registrant were outstanding.

                                    KFX INC.


                  AMENDMENT NO. 1 TO FORM 10-K/A ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                        --------------------------------



                                                                                                              PAGE
                                                                                                               NO.
                                                                                                              ----

PART I

Item 1.       Business.....................................................................................    3

Item 2.       Properties...................................................................................   31

Item 3.       Legal Proceedings............................................................................   31

Item 4.       Submission of Matters to a Vote of Security Holders..........................................   32

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........................   33

Item 6.       Selected Financial Data......................................................................   34

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................................   35

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...................................   44

Item 8.       Financial Statements and Supplementary Data..................................................   45

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosures..................................................................................   45

PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................   46

Item 11.      Executive Compensation.......................................................................   49

Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................   56

Item 13.      Certain Relationships and Related Transactions...............................................   58

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................   60

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


1999                                              Pegasus             K-Fuel
----                                           --------------    --------------

Operating Revenues                             $    1,536,884    $    1,313,916
Operating Loss                                 $   (3,266,584)   $   (1,055,085)
Total Assets                                   $    3,457,574    $    9,052,687

1998
----
Operating Revenues                             $    1,328,491    $      892,094
Operating Loss                                 $   (1,234,038)   $   (1,674,101)
Total Assets                                   $    3,230,954    $   11,843,799


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

PEGASUS

GENERAL


     In March 1998 the Company purchased a 60% interest in Pegasus Technologies Limited, an Ohio limited liability company, (Pegasus Limited). Pegasus Limited had developed a software technology that optimizes the performance of coal-fired electric utility boilers. Pegasus' flagship product, NeuSIGHT, provides two primary benefits: improved combustion performance and reduction in NOx emissions. NOx is a primary component of ground level smog. See "Market Drivers--Domestic Market." Additional benefits of NeuSIGHT include (a) improvements in boiler efficiency (heat rate), which translate into lower fuel costs, as well as lower emissions of SO(2) and CO(2); (b) an increase in gross generating capacity, providing more electricity for the power company to sell;
(c) lower carbon in the ash waste by-product, which can convert a related waste product disposal cost into a marketable ash product; and (d) improvements in opacity, which refers to the visible exhaust discharged from an emissions stack.

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


     On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and
(d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. As a result of this transaction, at April 24, 2000, the ownership of Pegasus is approximately as follows: KFx--74%, Pegasus management--20% and Kennecott Energy--6%. Kennecott has the right to sell the Pegasus Common Stock back to KFx at any time before March 3, 2001 at a price equal to the greater of $1,000,000 or fair market value.


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


     During 1999, two individual Pegasus clients, Carolina Power & Light, and Houston Light & Power accounted for greater than 10%, each, of consolidated revenues (19% and 11%, respectively). During 1998, three individual clients accounted for greater than 10%, each, of consolidated revenues, Houston Light & Power, Union Electric, and Cinergy (22%, 13%, and 10%, respectively). Although the existence of such major clients is partly a result of Pegasus' limited customer base, management also believes it is an indication of the level of client satisfaction with Pegasus products and services since these relationships involve multiple license and installation contracts and three of the same clients are included in both years' statistics.


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


     One of the Company's subsidiaries has a contract with Western Research Institute, a non-profit research organization based in Laramie, Wyoming, to perform research and development related to the K-Fuel technology. During 1998 revenues from this contract approximated 15% of consolidated revenues. Such revenues in 1999 were less than 10% of consolidated revenues. The costs under this contract and costs related to various support services provided by the Company to KFx Fuel Partners, L.P., a Delaware limited partnership ("KFP"), in connection with research, development, start-up and operations of the KFP Facility approximated $414,000, $889,000, and $1,251,000 in 1999, 1998 and 1997,
respectively.




STRATEGIC RELATIONSHIPS

     Kennecott Energy Company and K-Fuel, LLC.

     In April 1996, the Company entered into a joint venture agreement (the "Kennecott Agreement") with a wholly-owned subsidiary of

Kennecott Energy Company ("Kennecott Energy"). The joint venture, a Delaware limited liability company named K-Fuel, L.L.C. ("K-Fuel, LLC"), is expected to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Any Commercial Projects will be constructed by separate entities in which Kennecott Energy, the Company or both will have an equity interest and which will be granted a sublicense from K-Fuel, LLC for the K-Fuel Technology. In 1996 Kennecott Energy paid a fee of $1 million to the Company to enter into the K-Fuel, LLC joint venture. In June 1999, in connection with certain amendments to the Kennecott Agreement, Kennecott Energy paid to KFx a non-refundable $1,000,000 payment that can be applied only toward the grant of a future K-Fuel license to Kennecott Energy and an additional $1,000,000, that KFx invested in K-Fuel, LLC, as required by the June 1999 amendments to the Kennecott Agreement, to support the next phase of K-Fuel commercialization. Any technology related to the Company's technology developed through the Work Plan funded by the $1,000,000 investment in K-Fuel, LLC will be owned by Kennecott Energy and licensed free of charge to K-Fuel LLC. The non refundable payment related to a future K-Fuel license accounted for 35% of the Company's consolidated revenues in 1999. As of April 24, 2000, there were no commitments to construct any Commercial Projects.


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



     Under the Stock Purchase Agreement, in 1995 TCK purchased 3 million shares of KFx $.001 par value common stock ("Common Stock") for $6 million, or approximately 14% of the outstanding Common Stock as of December 31, 1996, and in 1997 purchased an additional 1.25 million shares of Common Stock for $2.5 million, increasing its ownership to approximately 18% of the outstanding Common Stock. As part of the transaction TCK was also granted (i) a warrant ("Warrant A") to purchase an additional 7,750,000 shares of Common Stock (subject to certain adjustments) at an exercise price of $3.65 per share, exercisable on January 1, 2000 and expiring July 1, 2001; and (ii) a warrant ("Warrant B"), that gives it the right to purchase the number of shares of Common Stock (at the then prevailing market price) that, when added to all shares owned by TCK on the exercise date, including any shares acquired by the exercise of Warrant A, would be sufficient to give TCK 51% of the outstanding Common Stock, on a fully diluted basis. Warrant B has the same exercise and termination dates as Warrant A, but is not exercisable unless Warrant A is fully exercised. On April 12, 2000 TCK entered into agreements that, if closed, will result in the sale of its
4.25 million shares of Common Stock and cancellation of the two warrants, as discussed below.

     In August 1995, the Company and TCK, acting through respective wholly-owned subsidiaries, formed KFP and began construction of a 500,000 TPY K-Fuel coal production facility (the "KFP Facility") near Gillette, Wyoming using the Company's Series "C" K-Fuel Technology. The Company has a 5% interest in KFP, with the remaining 95% held by TCK. TCK is the managing general partner for KFP and makes all day-to-day operating decisions. In addition to its 5% ownership of KFP, the Company has the right to receive a production royalty of 3 percent of the gross sales of KFP, payable quarterly. See "Patents, Licenses and Royalty Agreements."


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


     On April 12, 2000 the Company executed agreements with various parties that initiate the redevelopment of the KFP Facility. Pursuant to the agreements, if all conditions to closing are met, (a) a subsidiary of Black Hills Corporation
(BKH) will purchase the KFP Facility and receive 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH will be given the right to one seat on KFx's board of directors and KFx will grant BKH a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx will relinquish its 5% interest in KFP to TCK and provide certain releases to TCK in exchange for cash proceeds estimated at $1.5 million, will retain its 5% royalty right and certain real and personal property and has negotiated a revenue-based service fee with BKH, (d) TCK will sell the remaining 2.25 million common shares of KFx it owns to private investors and cancel the warrants it holds to purchase a control position in KFx's common stock. KFx and BKH are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems, including the addition of an incinerator to eliminate certain process waste streams, and to modify the plant to replace natural gas with waste coal as the facility's energy source. The cost to implement these plans is estimated at $10 million to $12 million. If efforts to finalize plant modification plans and secure related capital are not successful by August 2000, BKH has the option to salvage the equipment and reclaim the site. The terms of the agreements provide for closing of these transactions not later than April 28, 2000 which management expects will either be met or extended for a short period, if necessary. The carrying value of the Company's investment in KFP has been written down effective December 31, 1999 by $1.8 million, to the $1.5 million near term cash proceeds expected if these transactions close. In addition, the estimated $2.2 million value of the warrants expected to be issued to BKH has been charged to expense effective December 31, 1999.


     During 1998 and through mid 1999 the Company, in conjunction with K-Fuel LLC, performed certain marketing activities for KFP, for which the Company was reimbursed. During

1998 certain support services provided by a subsidiary of KFx to KFP approximated 25% of consolidated revenues; such services in 1999 were less than 10% of the Company's consolidated revenues.


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


(4) Applies to revenues derived from the sale of K-Fuel only and does not include the KFP facility.


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


     In addition, although management expects to initially concentrate its marketing and sales efforts with respect to Pegasus domestically, for reasons similar to those cited above relative to K-Fuel and certain of the U. S. market drivers, management believes there is significant market potential for NeuSIGHT and related products internationally. Pegasus currently derives certain revenues from Canada. Pegasus announced the execution of a non-exclusive world-wide value added reseller agreement with Babcock & Wilcox in January 2000 and a non-exclusive value added reseller agreement with ABB Centrum covering Poland, Hungary and the Czech Republic, in February 2000. See "Pegasus-Strategic Relationships" above.


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

RISK FACTORS


WE NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS, TO PAY INTEREST AND PRINCIPAL CURRENTLY DUE TO THE STATE OF WYOMING ON MAY 5, 2000 AND TO PAY INTEREST AND PRINCIPAL, AT MATURITY ON JULY 31, 2002, ON OUR 6% CONVERTIBLE DEBENTURES

         We require substantial working capital to fund our business. At December 31, 1999 we had a working capital deficit of $3,873,922 and an accumulated deficit of $58,801,000. In past years, we have experienced operating losses and negative cash flow and expect this situation to continue in the future. As a result, we have been and are dependent on sales of our equity securities , short term loans from our directors and third parties and strategic relationships to fund construction of our K-Fuel facility and operating costs associated with our businesses.

         By selling our 6% convertible debentures in July 1997, we incurred an additional $17,000,000 in principal amount of indebtedness. Through April 13, 2000, holders of $1.65 million of these debentures have exercised their conversion rights and converted their debentures into 452,049 shares of our common stock. At December 31, 1999 we had a stockholders deficit of $9.7 million.

         Principal and interest under the promissory note (Note) to the State of Wyoming (Wyoming) in the amount of $500,000 was due February 29, 2000, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2000. On April 12, 2000, Wyoming granted the Company an extension until May 5, 2000 to renegotiate definitive repayment terms. Although Wyoming never issued a notice of default to the Company, non payment of the principal and interest under the Note may constitute a technical default under the Note, which if considered to be a material default, could be considered an event of default under the Debentures. Based on the opinion of counsel, however, the Company believes that since Wyoming did not issue a notice of default on the Note and Wyoming subsequently granted an extension of the Note, that any default that may be deemed to have occurred is not material and would not therefore constitute an event of default under the Debentures. We cannot assure you that a court would not rule otherwise. The Company is continuing its discussions with Wyoming and is seeking an extension of principal payments on the Note through April 30, 2001 or later. There can be no assurance that such an extension will be granted by Wyoming.

         Circumstances substantially identical to those in the preceding paragraph arose relative to promissory notes due Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliates for any payments due under such note. The Company's Chairman and his affiliates have agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $12,730,000, $6,784,000 and $5,095,000 in 1999, 1998 and 1997, respectively, and had an accumulated deficit of $58,801,000 as of December 31, 1999. These factors coupled with the need for additional financing to fund planned growth in the business raise doubt about whether the Company can continue as a going concern.

         The Company's transaction with Kennecott resulting in a sale of an interest of Pegasus, the signing of additional contracts and reseller agreements, and the expected proceeds from the sale of the KFP facility subsequent to December 31, 1999 mitigate this risk. In order to further mitigate this risk, the Company intends to reduce expenditures as necessary and to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination, or other means. Management believes that its cash balances as of December 31, 1999 coupled with payments expected as noted above, the reduction in expenses, funds expected from current revenue contracts and potential sources of capital will be sufficient to fund the Company's operations through at least December 31, 2000.

         We will require substantial amounts of cash to fund scheduled payments of principal and interest on our Note and 6% convertible debentures, working capital requirements, and any future acquisitions and capital expenditures. We will be required to raise additional funds through public or private financings, strategic relationships or other arrangements. We currently do not have any commitments with respect to any funding. We cannot be assured that such additional funding will be available at all or on terms satisfactory to us. A lack of adequate financing may adversely affect our ability to:


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

THE MARKET FOR NEUSIGHT(TM) AND RELATED SOFTWARE DEPENDS ON SUCCESSFUL SALES AND MARKETING STRATEGIES AND PRODUCT IMPROVEMENT STRATEGIES


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


         On April 12, 2000 the Company executed agreements with various parties that initiate the redevelopment of the KFP Facility. Necessary modifications to the KFP Facility are estimated to cost $10 million to $12 million and such modifications will not be feasible unless substantial capital is obtained. There is no assurance such capital can be obtained on satisfactory terms, if at all. There can be no assurances that the KFP Facility will be successfully restarted and K-Fuel production from this facility resumed. In addition, although KFP believes that the KFP Facility qualifies for the Federal Oil Barrel Equivalent Tax

Credit, promulgated under Section 29 of the Internal Revenue Code of 1986, as amended, which is a significant incentive for the potential new owners of the KFP Facility, there can be no assurance that such a position will not be successfully challenged by the Internal Revenue Service. Such a successful challenge would have a material adverse effect on the operating economics of the KFP Facility and our ability to generate any royalty and revenue-based service fee income.

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

NO ESTABLISHED MARKET FOR BENEFICIATED FUEL PRODUCTS EXISTS


         Although we believe that a substantial market will develop both domestically and internationally for clean coal fuel products, an established market does not currently exist. As a result, the availability of accurate and reliable pricing information and transportation alternatives is not fully known. Our future success will depend on our ability to establish a market for clean coal fuel products among potential customers such as electrical utility companies and industrial coal users. Further, potential users of our fuel products may be able to choose among alternative fuel supplies. Although we have successfully operated a K-Fuel(TM) technology demonstration plant, the market viability of the K-Fuel(TM) technology will not be known until we complete construction of one or more commercial-scale production facilities, either in the United States or internationally, that produce, on a consistent basis, commercial quantities of fuel and meet certain minimum performance specifications. We face the risk that commercial-scale production facilities when completed will be unable to generate sufficient market interest to continue in business. Further, we cannot assure you that any commercial-scale K-Fuel facility will be successful.


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


WE RELY ON STRATEGIC PARTNERS

         We have established relationships with various strategic partners to exploit the K-Fuel(TM) technology, enhance the application of NeuSIGHT(TM) and further penetrate the NeuSIGHT(TM) market Kennecott Energy has been a strategic partner in the development of K-Fuel(TM) technology since early 1996 and also became a strategic partner in Pegasus in early 2000. Our success will depend upon our ability to maintain existing strategic relationships with Kennecott Energy and others and develop and maintain additional relationships for the further development of our technologies. We are and will continue to be dependent upon our strategic partners to, among other things, fund the operations of the partnerships or the joint venture entities in which we own interests and to provide necessary technical, operational, personnel and other resources. While each of our strategic partners has an economic motivation to further the development of their respective joint ventures or projects with us, the amount of time and resources devoted to such joint ventures or projects will be controlled by our strategic partners and not by us. A decline in the financial prospects of a particular strategic partner could adversely affect such partner's commitment to a joint venture, which could materially harm us. Moreover, joint ventures or similar arrangements require us to have financial and other arrangements to meet our commitments to the joint ventures. We cannot assure you that we will be able to maintain existing strategic relationships, develop or maintain additional strategic relationships, meet our commitments with respect to our joint ventures or that our strategic partners will meet their commitments to any respective joint venture or project.

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

THERE ARE WARRANTS OUTSTANDING THAT, IF EXERCISED, WOULD RESULT IN A CHANGE IN CONTROL OF KFX


TCK holds warrants allowing them to purchase control of KFx. If these warrants are not cancelled in connection with the series of agreements recently executed in connection with the sale of the KFP Facility, KFx's ability to obtain additional equity capital may be adversely affected. In addition exercise of these warrants would substantially dilute existing shareholders and allow TCK to control KFX including stockholder votes or major corporate transactions.

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


     On March 9, 1998, Fidelity and Deposit of Maryland ("F&D"), as subrogee of Walsh Construction Company ("Walsh"), a division of Guy F. Atkinson Company, filed a construction lien against KFP with respect to the construction of the KFP Facility in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations. In connection with this action, KFP has filed a counterclaim in excess of $29 million against F&D, the surety for Walsh. The counterclaim asserts various claims of faulty construction performed by Walsh at the KFP facility. The counterclaim is in discovery and it is not possible to predict the outcome of this action; however the Company believes that the counterclaim will not have a material adverse impact on the Company's financial position or results of operations. In connection with the various agreements the Company entered into for the sale of the KFP Facility, if closed, the Company will transfer its 5% interest in KFP to TCK.


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
                      Fourth Quarter                       2  3/8           1 1/8


     As of April 24, 2000, the Company had 190 holders of record of the Common Stock. This does not include holdings in street or nominee names. On April 24, 2000, the closing price of the Common Stock on the American Stock Exchange was $2 7/16 per share.


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


     On August 27, 1999, the Company sold 527,000 shares of its $.001 par value common stock valued at approximately $763,000 to a subsidiary of Computer Associates International in exchange for a 15% interest in Pegasus in a private placement pursuant to the exemption provided by Regulation D. This common stock was registered with the SEC on October 15, 1999 on Form S-3.

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

         In early 2000, after completion of an analysis of issues impacting the growth and success of Pegasus, the Company decided to move the Denver, Colorado headquarters activities of Pegasus, which included marketing and sales administration, general accounting and financial reporting, to the Pegasus Cleveland, Ohio area offices, which include its operations and research and development activities. Implementation of this decision is underway and is expected to be substantially completed during the second quarter of 2000. Benefits of this action are expected to include more effective management and coordination of and communication among Pegasus' various activities. These benefits are expected to translate into improvements in the growth and financial performance of Pegasus. Costs associated with this decision are expected to approximate $100,000, and will be charged to expense when incurred.



     Progress to commercialize K-Fuel Technology continued during 1999, with a successful first commercial burn of a unit train load of product (approximately 12,000 tons) at a generating station in southern Indiana in February 1999. In addition, K-Fuel, LLC, the joint venture established in 1996 between KFx and Kennecott Energy to commercialize K-Fuel Technology, advanced in June 1999 with
(a) the formal completion of Kennecott's due diligence phase, (b) a $1 million K-Fuel license fee payment by Kennecott Energy to KFx, (c) an additional $1 million payment by Kennecott Energy to KFx that was invested in K-Fuel, LLC, as required by the agreement with Kennecott Energy, to fund further development activities and (d) certain other provisions to facilitate the next phase of K-Fuel Technology's commercialization. The near term mission of K-Fuel, LLC is to pursue the development of a 3 million ton-per-year K-Fuel production facility that is economic in today's energy markets.


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


     On April 12, 2000 the Company executed agreements with various parties that initiate the redevelopment of the KFP Facility. Pursuant to the agreements, if all conditions to closing are met, (a) a subsidiary of Black Hills Corporation
(BKH) will purchase the KFP Facility and receive 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH will be given the right to one seat on KFx's board of directors and KFx will grant BKH a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx will relinquish its 5% interest in KFP to TCK and provide certain releases to TCK in exchange for cash proceeds estimated at $1.5 million, will retain its 5% royalty right and certain real and personal property and has negotiated a revenue-based service fee with BKH, (d) TCK will sell the remaining 2.25 million common shares of KFx it owns to private investors and cancel the warrants it holds to purchase a control position in KFx's common stock. KFx and BKH are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems, including the addition of an incinerator to eliminate certain process waste streams, and to modify the plant to replace natural gas with waste coal as the facility's energy source. The cost to implement these plans is estimated at $10 million to $12 million. If efforts to finalize plant modification plans and secure related capital are not successful by August 2000, BKH has the option to salvage the equipment and reclaim the site. The terms of the agreements provide for closing of these transactions not later than April 28, 2000 which management expects will either be met or extended for a short period, if necessary. The carrying value of the Company's investment in KFP has been written down effective December 31, 1999 by $1.8 million, to the $1.5 million near term cash proceeds expected if these transactions close. In addition, the estimated $2.2 million value of the warrants expected to be issued to BKH has been charged to expense effective December 31, 1999.



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

         Pegasus costs increased from 1998 to 1999, in part, because 1998 included three fewer months of Pegasus activity. Pegasus cost increases included
(a) $426,000 (56%) in increased cost of sales associated with increased revenue,
(b) $1,445,000 (118%) increased marketing, general and administrative costs resulting largely from efforts begun in late 1998 to develop a professional marketing and sales organization, (c) $197,000 (143%) in research and development costs associated with activities to develop enhancements to NeuSIGHT and new products and (d) $173,000 (39%) in depreciation and amortization primarily due to increased goodwill amortization


         Declines in K-Fuel costs include $474,000 (53%) in reduced K-Fuel demonstration plant and laboratory expense associated with the decline in related revenue discussed above partially offset by a $250,000 royalty expense associated with the K-Fuel license fee from Kennecott Energy. Declines in KFx corporate and other costs included (a) $224,000 (8%) in reduced marketing, general and administrative expenses and (b) $132,000 (20%) in reduced depreciation and amortization as certain assets became fully depreciated during 1999.



         The above factors produced a consolidated 1999 operating loss of $7,477,000. In addition, the Company experienced a $4,889,000 net increase in net non-operating expense items from 1998 to 1999. This increase was primarily due to (a) the recognition in 1998 of a $701,000 gain on sale of mine, (b) a decline in interest and other income approximating $320,000, due largely to a decline in the average balance of cash investments, partially offset by (c) a $175,000 reduction in KFx's share of losses at K-Fuel, LLC, due to lower R&D expenses, (d) a $4,000,000 impairment of the Company's investment in KFP.


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


     Consolidated operating revenues for 1998 of $2,221,000 were $1,136,000, or 105%, higher than for 1997 primarily due to $1,328,000 in revenues from the software licenses and services generated by Pegasus. A decline approximating $192,000 in K-Fuel contract revenues stemmed from a reduction in work performed for K-Fuel, LLC.


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


         During the first quarter of 2000, the Company announced its desire to restructure its 6% Convertible Debentures (Debentures), which are convertible into KFx common stock at a conversion price of $3.65. As of April 13, 2000, Debentures with a face value of $1,650,000, have been converted into 452,049 shares of the Company's common stock at the contract conversion price of $3.65. The Company is continuing to evaluate alternatives to strengthen its balance sheet including ways to induce conversion of all or substantially all of the Debentures.



         Principal and interest under the promissory note (Note) to the State of Wyoming (Wyoming) in the amount of $500,000 was due February 29, 2000, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2000. On April 12, 2000, Wyoming granted the Company an extension until May 5, 2000 to renegotiate definitive repayment terms. Although Wyoming never issued a notice of default to the Company, non payment of the principal and interest under the Note may constitute a technical default under the Note, which if considered to be a material default, could be considered an event of default under the Debentures. Based on the opinion of counsel, however, the Company believes that since Wyoming did not issue a notice of default on the Note and Wyoming subsequently granted an extension of the Note, that any default that may be deemed to have occurred is not material and would not therefore constitute an event of default under the Debentures. The Company is continuing its discussions with Wyoming and is seeking an extension of principal payments on the Note through April 30, 2001 or later. There can be no assurance that such an extension will be granted by Wyoming.



     Circumstances substantially identical to those in the preceding paragraph arose relative to promissory notes due Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. The Company's Chairman and his affiliate have agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001.

         The Company expects its cash requirements over the balance of 2000 with respect to day-to-day operations and debt service requirements to be satisfied by (a) cash on hand, which as of April 21, 2000 approximated $251,000; (b) expected cash proceeds approximating $1.5 million from the KFP Sale, (c) approximately $1.5 million of Kennecott Energy's discretionary investments in Pegasus in connection with the achievement of milestones under the work plan, pursuant to provisions of the agreements executed in March 2000; (d) potential investments in Pegasus from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company; (f) potential fees from licensing new K-Fuel facilities; (g) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; (g) certain contract revenues relating to the K-Fuel demonstration plant and laboratory; and (h) unsecured borrowings from one or more of its directors.



         The Company has contacted and has been contacted by several large suppliers to the power generation industry about the potential of making an investment in Pegasus. In addition, the Company has contacted several prominent investment banking firms about the potential for debt and/or equity offerings of the Company and/or Pegasus. At this stage, discussions with all of these parties are preliminary, but the Company intends to continue such discussions and negotiate definitive agreements if acceptable terms can be reached. The Company and Kennecott Energy are continuing to work diligently on an optimal design for a 3 million ton-per-year K-Fuel plant and toward the objective of licensing such a plant within approximately the next 12 months. Such a license, if agreed to, would a generate gross initial license fee at the granting of the license approximating $3.5 million, or approximately $2.2 million in cash, net of related royalty obligations. The Company has had discussions with various parties about potential transactions to add product and/or service offerings relevant to the power generation industry. Such discussions have included consideration of acquisitions and related transactions to raise equity capital for the Company and/or Pegasus. Although there are no currently active discussions, the Company will continue to evaluate the merits of pursuing such a strategy, in view of the Company's evolving financial condition. In addition, from time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short term basis, will continue to be available if needed.



         Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, under which the Company may only incur unsecured indebtedness of up to $8.0 million (of which approximately $611,000 was outstanding as of April 24, 2000) and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries. In addition, certain agreements with TCK contain restrictions on the Company's ability to sell its common stock and incur indebtedness. Such TCK restrictions will be cancelled if the KFP Sale closes, as expected on or before April 28, 2000.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                                    DIRECTORS


         The Company's Certificate of Incorporation provides for a board of directors consisting of three classes. The members of each class serve three-year staggered terms with one class to be elected at each annual meeting. As provided in the Company's By-laws, the Board has currently set the total number of directors at seven, with two directors in Class I, three directors in Class II and two directors in Class III. The current terms of the Class III and Class I directors expire at the Company's annual meeting of stockholders in 2001 and 2002, respectively. The current term of the Class II directors expires at the annual meeting of stockholders in 2000.

         The Company's Board has nominated Vincent N. Cook, David H. Russell and Stanley G. Tate for election at the 2000 annual meeting as Class II directors to serve a three-year term expiring at the 2003 annual meeting of stockholders and until their successors are elected and qualified.

         The following table sets forth certain information with respect to the Company's director nominees and the directors who will continue in office after the meeting including the name and age of each director and nominee, his principal occupation and business experience during the past five years, and the commencement of his term as a director.


NOMINEES FOR ELECTION AT 2000 ANNUAL MEETING OF STOCKHOLDERS



                                 Principal Occupation or Employment During the Past            Director
Name and Age                     Five Years; Other Directorships                                 Since
------------                     -----------------------------------------------------------   ---------

Vincent N. Cook (65)             A founding stockholder.  Mr. Cook has been President and      1996
                                 Chief Executive Officer of Visions Incorporated
                                 International Partners and Associates since 1989.  Mr. Cook has served as a consultant to and the Vice Chairman of the
                                 Board of Directors of Science Applications International
                                 Corporation since 1992.

David H. Russell (53)            Mr. Russell served as Vice Chairman of Werner Offshore,       1999
                                 Inc., a marine technology company, and as a consultant to
                                 Thompson Financial Services from January 1995 to January
                                 1998.  Mr. Russell was the President, Chief Executive
                                 Officer and a founding stockholder of Dalcomp, Inc., a
                                 provider of computer software and telecommunications
                                 services, from 1980 until January 1995, when Dalcomp was
                                 acquired by Thompson Financial Services.  Mr. Russell is
                                 also a director of DermaRx Corp. and MacroChem Corp. and of the charitable organizations Hamilton Foundation and
                                 Trickle-Up Program.

Stanley G. Tate (72)             A founding stockholder.  Mr. Tate has been the principal      1997
                                 stockholder and President of Tate Enterprises, a holding
                                 company whose entities are involved in real estate
                                 development, construction, investments and consulting and
                                 receivership activities, since 1987.

DIRECTORS WHOSE TERM OF OFFICE WILL CONTINUE AFTER THE 2000 ANNUAL MEETING OF STOCKHOLDERS



                                 Principal Occupation or Employment During the Past            Director
Name and Age                     Five Years; Other Directorships                                Since
------------                     ----------------------------------------------------------    ---------

Stanford M. Adelstein (68)       Chairman of the Board and President of Northwestern           1998
                                 Engineering Company, a holding company whose subsidiaries
                                 are engaged in real estate management, highway and street
                                 construction, quarrying and manufacturing ready-mix
                                 concrete, since 1966.

Jack C. Pester (65)              Mr. Pester began serving as the Company's consultant in       1994
                                 April 1999.  Mr. Pester retired in April 1999 from his
                                 position as Senior Vice President in charge of
                                 international refining and marketing for The Coastal
                                 Corporation, a diversified energy company, which position
                                 he held since 1987.  Mr. Pester is a past president of the
                                 Independent Refiners Association of America and the
                                 Petroleum Marketers Association of America.  Mr. Pester is
                                 a director of AmerUs Life Insurance Company (formerly
                                 American Mutual Life Insurance Company) of Des Moines, Iowa.

Mark S. Sexton (44)              Chairman of the Board, Chief Executive Officer and            1999
                                 President of Evergreen Resources, Inc. ("Evergreen"), a
                                 Colorado corporation. Mr. Sexton has been with Evergreen
                                 since 1989 when he joined Evergreen's operating
                                 subsidiary, Evergreen Operating Corporation, to manage its daily operating activities. Mr. Sexton is a registered
                                 professional engineer in Colorado.


Theodore Venners (52)            Chairman of the Board since July 1993, and President and      1992
                                 Chief Executive Officer since October 1995.  Mr. Venners
                                 also served as the Company's President since the Company's inception to September 1993. He has also served as Chairman of the Board of Pegasus since March 1998. He is a founding partner of K-Fuel Limited Partnership and its predecessor,
                                 K-Fuel Partnership, and served as managing partner of those entities from 1984 until their merger with the Company in
                                 December 1992. Mr. Venners is a director of Northwestern
                                 Engineering Company.



         Mr. Russell is nominated as a director pursuant to a Stock Purchase Agreement between the Company and Mr. Russell.

                               EXECUTIVE OFFICERS

         Set forth below is certain information regarding the Company's executive officers, including age, principal occupation during the last five years and the date each first became an executive officer.



                                                                                            Executive Officer
Name (Age)                     Present Executive Office                                           Since
----------                     ------------------------                                     -----------------

Theodore Venners (52)          Chairman of the Board, President and Chief Executive         1992
                               Officer.  More detailed information regarding Mr. Venners'
                               business experience is set forth under "Directors" above.

Seth L. Patterson (47)         Executive Vice President and Chief Financial Officer since
                               1998 September 1998.  Mr. Patterson served as a consultant to the Company from June to August 1998, as Vice President and Chief Financial Officer of and in related capacities
                               for United Water Services, Inc., a provider of operations
                               and maintenance services to water and waste water
                               facilities, from July 1996 to December 1997, Vice President and Chief Financial Officer of Phelps-Tointon, Inc., a
                               closely-held company involved in various construction
                               related businesses, from November 1995 to April 1996 and as
                               Vice President, Finance/Administration of Power Resources
                               Inc., a uranium producer, from July 1992 to March 1995.
                               Mr. Patterson holds an inactive Certified Public Accountant permit in Colorado. Mr. Patterson is the Vice President of the Colorado Chapter of the Financial Executives Institute
                               and is a past Board Chair of the Food Bank of the Rockies.

Rudolph G. Swenson (62)        Secretary and Treasurer since 1992 and Vice President of     1992
                               Contracts and Patents since June 1996.  From January 1994
                               to June 1996, Mr. Swenson served us as Chief Financial
                               Officer.  Mr. Swenson serves as a member of the Board of
                               Directors of the Black Hills Regional Eye Institute.



             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, or 10% stockholders, to file with the Securities and Exchange Commission and the American Stock Exchange reports of ownership and changes in ownership of the Company's equity securities and to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such Section 16(a) reports furnished to the Company and written representations that no other reports were required, the Company believes that during 1999 all Section 16(a) filing requirements applicable to the Company's directors, executive officers and 10% stockholders were complied with, except Messrs. Russell and Sexton filed their Form 3s late and Mr. Venners filed two Form 4s late reporting twelve transactions.

ITEM 11. EXECUTIVE COMPENSATION


                            COMPENSATION OF DIRECTORS

         CASH COMPENSATION. Directors who are not employees of the Company have historically received an annual retainer of $4,000 and a fee of $500 for attending each regular meeting of the Board and $300 for participating in each meeting of the Board held by means of telephone conference call and for participating in certain meetings of committees of the Board. In 1999, directors were paid a retainer of $2,000 and fees for meetings attended through June 30, 1999. The Board of Directors discontinued payment of cash fees to the Board beginning July 1, 1999. In lieu of cash compensation for the second half of 1999, Board members received stock appreciation rights, or SARs, granted pursuant to the Company's 1999 Stock Incentive Plan (the "1999 Plan"). See "1999 Stock Incentive Plan" below. Mr. Venners is an employee and does not receive any compensation from the Company for his service as a director or as a member of the Executive Committee. Directors are also reimbursed for out-of-pocket travel and other expenses incurred in attending meetings.

         1996 STOCK OPTION AND INCENTIVE PLAN. From 1996 through 1998, directors who are not employees received an annual grant of options to purchase 10,000 shares of common stock under the Company's 1996 Stock Option and Incentive Plan (the "1996 Plan"). Under the terms of the 1996 Plan, the grant of nonqualified stock options to non-employee directors is automatic on the third business day after the annual meeting of stockholders and are immediately vested on the date of grant. Shares of common stock acquired upon exercise of the stock options are subject to repurchase by the Company at the exercise price if a non-employee director ceases to serve as a director for any reason other than death before the first anniversary of the date of grant. The exercise price may not be less than the average daily market price for the five consecutive trading days immediately preceding the grant date. No options were granted to non-employee directors under the 1996 Plan in 1999.

         1998 DIRECTORS NONQUALIFIED STOCK OPTION PLAN. In August 1998, the Company adopted the 1998 Directors Nonqualified Stock Option Plan (the "1998 Plan") and reserved 200,000 shares of common stock for issuance upon exercise of options granted under the 1998 Plan. Under the 1998 Plan, nonqualified stock options may be granted to directors in such number, at such price not less than the greater of (i) $3.75 per share or (ii) the fair market value of the common stock on the date of grant, and with such other terms as the plan administrator may determine. Shares of common stock acquired upon exercise of the stock options are subject to repurchase by the Company at the exercise price if a director ceases to serve as a director for any reason other than death before the first anniversary of the date of grant. In addition, options granted under the 1998 Plan will not be exercisable by a director if the plan administrator determines that the director has committed certain specified acts of misconduct or made unauthorized disclosures of trade secret or confidential information of the Company. No options were granted to directors under the 1998 Plan in 1999.

         1999 STOCK INCENTIVE PLAN. In April 1999, the Company adopted the 1999 Plan and reserved 2,000,000 shares of common stock for issuance upon the exercise of options, SARs, dividend equivalent rights, restricted stock and other awards granted under the 1999 Plan. Awards granted under the 1999 Plan to directors may be nonqualified stock options, SARs, dividend equivalent rights, restricted stock or other awards. The 1999 Plan authorizes the plan administrator to determine the terms and conditions of any award, except that the exercise price of nonqualified stock options cannot be less than 85% of the fair market value of the common stock on the date the option is granted. The awards may be granted subject to vesting schedules and restrictions on transfer and repurchase or forfeiture rights in favor of the Company as specified in agreements issued under the 1999 Plan. The plan administrator may accelerate the vesting and release from any restrictions on transfer and repurchase or forfeiture rights of any outstanding award, or prevent such acceleration or release, with respect to any merger, consolidation, change of control or similar corporate transaction involving the Company.

         As compensation for their service in the second half of 1999, Board members were granted SARs at an exercise price of $1.00 per share, which was the closing price of the Company's common stock on the American Stock Exchange on the next trading day following the meeting at which such rights were granted, as follows: Messrs. Adelstein (25,000), Cook (25,000), Pester (25,000), Russell (12,500), Sexton (12,500) and Tate (25,000). In addition, as compensation for their service in 1999, members of the Company's Executive Committee were granted SARs at an exercise price of $1.00 per share as follows: Messrs. Cook (100,000), Pester (100,000), Sexton (75,000) and Tate (75,000). For each year beginning January 1, 2000, non-employee directors will receive grants of 50,000 SARs at the closing price of the Company's common stock on the first trading day of each calendar year. All SARs granted or to be granted to Board members are fully vested upon the date of grant and expire 10 years after the date of grant. The SARs are not exercisable until the satisfaction of the following two conditions:
(a) cancellation or exercise of the warrants to purchase the Company's common stock held by Thermo Ecotek Corporation ("TCK") and (b) the conversion, redemption or maturity of the Company's outstanding 6% Convertible Debentures. After the SARs become exercisable, the Company has the option to convert them to nonqualified stock options or restricted stock grants.


                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information for each of the last three fiscal years concerning compensation paid by the Company to its Chief Executive Officer and each executive officer who earned a total annual salary and bonus that exceeded $100,000 for 1999 (the "Named Executive Officers").



                                                                           Long-Term Compensation
                                                                           ----------------------
                                            Annual Compensation                    Awards
                                           ---------------------           ----------------------
                                                                                 Securities
Name and                                                                         Underlying
Principal Positions              Year      Salary          Bonus              Options/SARs (#)
-------------------              ----      ------          -----           -----------------------


Theodore Venners                 1999      $120,000   $        --                  150,000
   Chairman of the Board         1998       120,000       65,000                   150,000
   President and CEO             1997       142,500           --                   200,000

Seth L. Patterson                1999      $110,000   $       --                    50,000
   Executive Vice President      1998(1)     61,667       10,000                   250,000
   and Chief Financial
   Officer



---------------

(1) Includes $25,000 of fees earned by Mr. Patterson from June to August 1998, when he was a consultant to the Company. The bonus to Mr. Patterson was paid in 1999.

         The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all of the Company's employees such as group health insurance, paid parking, certain educational and training programs, vacation and sick leave. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer listed in the above table, which cannot be precisely ascertained but which is less than $50,000 and less than 10% of the annual salary of each such executive officer, is not included in such table.

COMPENSATION PURSUANT TO PLANS

1992 PLAN

         In 1993, the Company's stockholders approved and adopted the Amended and Restated Stock Option Plan (the "1992 Plan"). The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan. As of April 26, 2000, stock options for 822,000 shares had been granted, leaving stock options for 178,000 shares available for grant under the 1992 Plan.

1996 PLAN

         In 1996, the Company's stockholders approved and adopted the 1996 Plan. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Plan. As of April 26, 2000, stock options and stock appreciation rights for 1,479,334 shares had been granted, leaving stock options for 20,666 shares available for grant under the 1996 Plan.

RESTRICTED STOCK PLAN - DIRECTORS AND SELECTED OFFICERS

         In December 1993, the Company's stockholders approved and adopted the Restricted Stock Plan for Directors and Selected Officers (the "Directors Plan"). The Company has reserved 500,000 shares for issuance under the Directors Plan. The Directors Plan provided that commencing as of the effective date of the Directors Plan, any and all fees payable to directors for their service on the Board, and the salary payable to selected officers after the date that they became participants in the Directors Plan, were paid entirely and solely in shares of restricted stock. Although the Directors Plan is still in existence, the Company changed the compensation policy of its directors beginning in 1996 (see "Compensation of Directors" discussed previously) and does not currently foresee any additional issuance of shares under the Directors Plan.

1999 PLAN

         In April 1999, the Company adopted the 1999 Plan and reserved 2,000,000 shares for issuance under the 1999 Plan. Under the 1999 Plan, as of April 26, 2000, stock options and stock appreciation rights for 1,080,000 shares had been granted, leaving awards for 920,000 shares available for grant under the 1999 Plan.

STOCK OPTIONS AND SARS GRANTED DURING 1999

         The following table sets forth information concerning individual grants of SARs by the Company for the year ended December 31, 1999 to the Named Executive Officers. No stock options were granted to any of the Named Executive Officers in 1999.

SAR GRANTS IN 1999



                                        Percent of
                         Number of         Total                                Potential Realizable
                         Securities    Options/SARs                               Value at Assumed
                         Underlying     Granted to      Exercise                   Annual Rates of
                            SARs         Employees     Price Per   Expiration    Stock Appreciation
     Name                Granted(1)       in 1999        Share       Date(2)       for SAR Term(3)
     ----                ----------   ---------------  ---------   ---------    ---------------------
                                                                                   5%          10%
                                                                                   --          ---

Theodore Venners           150,000           58.8%        $1.50    (2)           $31,848   $66,533
Seth L. Patterson           50,000           19.6%        $1.50    (2)           $10,616   $22,178



---------------
(1) SARs granted under the 1999 Plan. The SARs are not exercisable until the following two conditions are satisfied: (a) cancellation or exercise of the TCK Warrants and (b) the conversion, redemption or maturity of the Company's 6% Convertible Debentures. The Company has the option to convert the SARs to nonqualified stock options or restricted stock when they are exercised.

(2) The SARs expire upon the later of (a) December 31, 2000 and (b) the date that is 30 days after they become exercisable.

(3) The amounts shown on this table represent hypothetical gains that could be achieved for the respective SARs if exercised at the end of the term. This table assumes that the SARs expire on August 30, 2002, which is the date 30 days after the Company's 6% Convertible Debentures become due, the latest date upon which the SARs may be exercised. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective SARs were granted to their expiration date. The gains are net of the exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on SAR exercises will depend on the future performance of the Company's common stock, the grantee's continued employment through the date of exercise and the date on which the SARs are exercised.

1999 YEAR-END OPTION AND SAR VALUES

         The following table reports certain information regarding outstanding stock options and SARs held at December 31, 1999 by the Named Executive Officers. No stock options or stock appreciation rights were exercised during 1999.

1999 YEAR-END OPTION AND SAR VALUES



                                                                                           Value of
                                                                   Number                 Unexercised
                                                               of Unexercised            In-the-Money
                                                               Options/SARs at          Options/SARs at
                                Shares                            12/31/99                 12/31/99
                              Acquired on       Value          (Exercisable/            (Exercisable/
           Name                Exercise       Realized         Unexercisable)         Unexercisable)(1)
---------------------------- -------------- -------------- ------------------------ ------------------------

Theodore Venners             -              -               470,000/630,000               $ 0/$28,125
Seth L. Patterson            -              -                50,000/250,000               $ 0/$ 9,375



---------------

(1) Based on the closing price of $1.6875 of the Company's common stock on the American Stock Exchange on December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Theodore Venners, the Company's Chairman of the Board, Chief Executive Officer and President, serves as a director of Northwestern Engineering Company, the Chairman of the Board and the President of which, Mr. Stanford Adelstein, serves as a director of the Company.

COMMITTEE REPORT ON EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         All decisions on compensation for the Company's executive officers are made by the Compensation Committee of the Board. The executive compensation program presently consists of annual base salary, short-term incentives in the form of annual cash bonuses and long-term incentives in the form of stock options or SARs.

         The committee believes that the compensation of executive officers should reflect the scope of their responsibilities, the Company's success and the contributions of each executive to that success. In addition, the committee believes that base salaries should approximate the mid-point of competitive salaries derived from market surveys and that short-term and long-term incentive compensation should reflect the Company's performance and the contributions of each executive.

         External competitiveness is an important element of the committee's compensation policy. The competitiveness of compensation for the Company's executives is assessed by comparing it to market data provided by a compensation consultant and comparing the Company's compensation levels to those published by Mountain States Employers Council, of which the Company is a member.

         The process of determining each of the elements of compensation for the Company's executive officers is outlined below.

         BASE SALARY

         Base salaries are intended to approximate the mid-point of competitive salaries for similar organizations of comparable size, market capitalizations and complexity. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographical or regional market data, industry trends and internal fairness. It is the committee's intention that over time the base salaries for the CEO and the other executive officers will approach the mid-point of competitive data.

         CASH BONUS

         The committee establishes a median potential bonus for each executive officer by using the market data on total cash compensation from the same executive compensation surveys as used to determine salaries. The committee's determination with respect to bonuses is based on a subjective evaluation of the contributions of each executive that are not captured by operating measures but are considered important in the creation of long-term stockholder value. The Company did not pay any bonuses to executive officers for 1999.

         STOCK INCENTIVE PROGRAM

         The Company's primary goal is to excel in the creation of long-term value for the Company's stockholders. The principal incentive tool used to achieve this goal is the periodic award to key employees of options and SARs to purchase the Company's common stock.

         The committee and management believe that awards of stock options and SARs to purchase the Company's shares accomplish many objectives. The grant of options and SARs to key employees encourages equity ownership in the Company, and closely aligns management's interest to the interests of all the stockholders. The emphasis on stock options and SARs also results in management's compensation being closely linked to stock performance. In addition, because they are subject to vesting periods of varying durations and to forfeiture if the employee leaves the Company prematurely, stock options and SARs are an incentive for key employees to remain with the Company long-term.

         Awards are not made annually in conjunction with the annual review of cash compensation, but are made periodically. The committee considers total compensation of executives, actual and anticipated contributions of each executive (which includes a subjective assessment by the committee of the value of the executive's future potential within the organization), as well as the value of previously awarded options and SARs as described above, in determining awards.

POLICY ON DEDUCTIBILITY OF COMPENSATION

         The committee has also considered the application of Section 162(m) of the Internal Revenue Code to the Company's compensation practices. Section 162(m) limits the tax deduction available to public companies for annual compensation paid to senior executives in excess of $1 million unless the compensation qualifies as "performance based." The annual cash compensation paid to the Company's individual executives do not approach the $1 million threshold, and the committee believes that the Company's stock incentive plans qualify as "performance based." Therefore, the committee does not believe any further action is necessary in order to comply with Section 162(m). From time to time, the committee will re-examine the Company's compensation practices and the effect of Section 162(m).


1999 CEO COMPENSATION

         Cash compensation for Mr. Theodore Venners is reviewed by both the committee and the full Board. The committee and the Board evaluate Mr. Venners' performance and compensation using a process similar to that used for the Company's other executive officers.

         Awards to Mr. Venners of stock options or SARs to purchase the Company's shares of common stock are reviewed and determined periodically by the committee using criteria similar to that used for the Company's other executive officers. Mr. Venners was awarded SARs to purchase 150,000 shares at an exercise price of $1.50 per share of the Company's common stock in 1999.


Mr. Mark S. Sexton, Chairman
Mr. Stanford M. Adelstein
Mr. Vincent N. Cook

COMPARATIVE PERFORMANCE GRAPH

         The Securities and Exchange Commission requires that the Company include in this Annual Report on Form 10-K a line-graph presentation comparing cumulative, five-year stockholder returns (assuming reinvestment of dividends) for the Company's common stock with a broad-based market index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The following graph assumes $100 invested on December 31, 1994 in the Company's common stock, the Russell 2000(R) Index and the Energy - Other industry group ("EO") as published by The Investors Business Daily. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

                   COMPARISON OF TOTAL RETURN AMONG KFX INC.,
                           THE RUSSELL 2000(R) INDEX,
         AND THE INVESTORS BUSINESS DAILY ENERGY - OTHER INDUSTRY GROUP
                   FROM DECEMBER 31, 1994 TO DECEMBER 31, 1999


                                    [GRAPH]

                      12/29/95    12/31/96     12/31/97    12/31/98     12/31/99
                     ----------- ------------ ----------- ------------ -----------
KFX                       95         113           67          31           35
RUSSELL 2000(R)          128         150          183         178          216
EO                       110         188          265         251          357




         In addition to the Company, the EO is comprised of the following companies: AES Corporation; Arch Coal Inc; Calpine Corporation; Environmental Power Corporation; Fuelcell Energy Inc.; High Plains Corporation; Huaneng Power International Inc; Midamerican Energy Holdings; Penn Virginia Corporation; Pittston Minerals Group Inc; Rentech Inc; Thermo Ecotek Corporation; Thermo Power Corporation; Trigen Energy Corporation; U.S. Energy Systems Inc; and York Research Corporation. All companies in the EO industry group are listed on U.S. stock exchanges or the Nasdaq system.

         The Company is excluded from the EO industry group for purposes of the comparative performance graph.

         From July 21, 1994 to January 29, 1996, the Company's common stock was traded on the Nasdaq SmallCap Market under the trading symbol "KFXI." Beginning January 30, 1996, the Company's common stock was traded on the American Stock Exchange under the trading symbol "KFX."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                 STOCK OWNERSHIP


         The following table sets forth certain information, as of April 26, 2000, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of the Company's common stock, (2) each of the Company's directors, (3) the CEO and each Named Executive Officer, and (4) by all of the Company's directors and executive officers as a group.



                                                           Shares Beneficially
Name and Address                                                  Owned                 Percentage of Class
----------------                                           -------------------          -------------------
Stanford M. Adelstein                                              200,000       (1)           *
1309 W. Main Street
P.O. Box 8006
Rapid City, South Dakota 57709

Vincent N. Cook                                                    412,500       (2)           1.7%
P.O. Box 4390
Avon, Colorado  81620

Cristobal Energy Co., Inc.                                       3,172,640                    12.7%
1270 Stone Canyon Road
Los Angeles, California  90077

Seth L. Patterson                                                   65,000       (3)           *
1999 Broadway, Suite 3200
Denver, Colorado 80202

Jack C. Pester                                                     101,126       (4)           *
3751 Arnold
Houston, Texas  77005

David H. Russell                                                 1,136,500                     4.5%
15 Charolais Cl.
P.O. Box 1863
Edwards, Colorado  81632

Mark S. Sexton                                                           0                     *
4059 Whitter Gulch
Evergreen, Colorado  80439

Stanley G. Tate                                                    518,050       (5)           2.1%
1175 N.E. 125th Street, Suite 102
North Miami Beach, Florida  33161

Thermo Electron Corporation/                                     4,293,600       (6)          17.2%
Thermo Ecotek Corporation
81 Wyman Street
Waltham, Massachusetts  02454-9046

Theodore Venners                                                 4,129,067       (7)          16.2%
1999 Broadway, Suite 3200
Denver, Colorado  80202

All directors and executive officers                             6,819,843       (8)          26.4%
     as a group (9 persons)

---------------
* Less than 1 percent.

(1) Represents shares owned by Northwestern Engineering Company, of which Mr. Adelstein is Chairman of the Board and controls 95% of the outstanding voting shares of capital stock.

(2) Includes 300,000 shares owned by an investment partnership controlled by Mr. Cook and 20,000 shares which Mr. Cook has the right to acquire within 60 days of April 26, 2000 pursuant to the exercise of options. Mr. Cook disclaims beneficial ownership of the 300,000 shares owned by the investment partnership.

(3) Includes 7,500 shares owned by the mother of Mr. Patterson, of which he disclaims beneficial ownership, and 50,000 shares which Mr. Patterson has the right to acquire within 60 days of April 26, 2000, pursuant to the exercise of options.

(4) Includes 80,000 shares which Mr. Pester has the right to acquire within 60 days of April 26, 2000 pursuant to the exercise of options.

(5) Includes 20,000 shares which Mr. Tate has the right to acquire within 60 days of April 26, 2000 pursuant to the exercise of options and 14,500 shares owned by the Stanley Tate Revocable Trust for which Mr. Tate serves as trustee.

(6) Includes 4,251,000 shares owned by TCK, a majority owned subsidiary of Thermo Electron Corporation.

(7) Includes 470,000 shares which Mr. Venners has the right to acquire within 60 days of April 26, 2000 pursuant to the exercise of options.

(8) Includes an aggregate of 870,000 shares which directors and executive officers as a group have the right to acquire within 60 days of April 26, 2000 pursuant to the exercise of options. Includes 300,000 shares of which Mr. Cook disclaims beneficial ownership and 7,500 shares owned by the mother of Mr. Patterson, of which he disclaims beneficial ownership.

CHANGE IN CONTROL ARRANGEMENTS

         See "Certain Relationships and Related Transactions - Thermo Ecotek Corporation" for a description of the Company's agreements with TCK that give TCK the right to acquire up to a 51% ownership interest in the Company's shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


THERMO ECOTEK CORPORATION

         On August 18, 1995, the Company entered into several agreements with TCK, a stockholder of the Company which owns approximately 17.2% of the Company's common stock, whereby, over a six-year period, TCK has the right, at its option, to acquire up to a 51% ownership interest in the Company's stock through stock purchases and the exercise of warrants.

         o The Company entered into a Stock Purchase Agreement dated August 18, 1995 with TCK which generally provides for the issuance and sale of up to 4,250,000 shares of the Company's common stock as follows: the first, second and third purchases under the Stock Purchase Agreement occurred on August 29, 1995; December 28, 1995; and January 28, 1997, respectively, wherein TCK purchased 1,500,000 shares on the first and second such date at a price of $2.00 per share, and 1,250,000 shares on the third such date at a price of $2.00 per share.

         o On August 18, 1995, the Company issued two warrants to TCK (Warrant A and Warrant B). Warrant A grants to TCK the right to purchase 7,750,000 shares at an exercise price of $3.65 per share, subject to adjustment. Warrant A is exercisable in whole or in part, commencing on January 1, 2000 and ending July 1, 2001. Warrant B grants to TCK the right to purchase that number of shares sufficient to give TCK ownership of 51% of the Company's outstanding shares on the date of exercise, at a price per share equal to the average of the daily closing price of the shares for the 40 trading days immediately preceding the exercise date. Warrant B may be exercised in whole or in part commencing on January 1, 2000 and ending July 1, 2001, if Warrant A has previously been exercised in full.

         o A Stockholders' Voting and Co-Sale Agreement (the "Voting Agreement") was also entered into on August 18, 1995 by and among the Company, TCK and Mr. Theodore Venners, the Company's Chairman, President and Chief Executive Officer. Pursuant to the terms of the Voting Agreement, the Company agreed to increase the number of its directors by one director and the parties agreed to use their best efforts to elect one member designated by TCK to the Board. Accordingly, Mr. Brian Holt was elected to the Board in October 1995. Mr. Holt resigned from the Company's Board in September 1999, and TCK has not designated, and has notified the Company that it does not intend to designate, a replacement director. After such time as TCK has exercised Warrant A in full, the parties agree to use their best efforts to elect to the Board the number of directors designated by TCK sufficient to equal at least one-third of all Board members. Following TCK's exercise of Warrant B in full, the parties agree to support the election of directors designated by TCK to the Board sufficient to provide TCK with a majority of all Board members.

         o A Registration Rights Agreement, dated August 18, 1995, was entered into between the Company and TCK whereby the Company agreed to provide for the registration under the Securities Act of 1933, as amended, of the shares purchased under the Stock Purchase Agreement and upon exercise of Warrant A or Warrant B.

         On April 12, 2000, the Company executed agreements with various parties whereby, if all conditions to closing are met, among other things, (a) a subsidiary of Black Hills Corporation ("BKH") will receive 2 million of the shares of common stock held by TCK, (b) BKH will be given the right to one seat on the Company's board of directors and the Company will grant BKH a warrant to purchase 1.3 million shares of the Company's common stock at $3.65 per share, subject to certain adjustments and (c) TCK will sell the remaining 2.25 million shares of the Company it owns to private investors and cancel the warrants it holds to purchase a control position in the Company's common stock. The terms of the agreements provide for the closing of these transactions not later than April 28, 2000. See "Item 1. Business - K-Fuel Technology - Strategic Relationships."

ESTATE OF EDWARD KOPPELMAN

         The Company is a party to a Royalty Agreement with Edward Koppelman, whereby Mr. Koppelman is entitled to receive a royalty equal to 25% of the Company's worldwide royalty and license fee revenue, computed after the payment of a royalty to the State of Wyoming. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75.2 million. Mr. Koppelman passed away in October 1997 and all his rights and obligations as discussed above are held by his estate. In his will, Mr. Koppelman bequeathed 50% of the royalty stream to Theodore Venners, the Company's Chairman of the Board, Chief Executive Officer and President.

OTHER

         The Company has a consulting agreement with Venners & Company, Ltd. for investor and public relations and governmental affairs services. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners. During 1999, Venners & Company, Ltd. was paid $144,000 for consulting fees, $35,000 as a bonus for 1998 services and $78,355 for reimbursed expenses relating to the Company's business. The Company also provides office space for Mr. John Venners in Arlington, Virginia. Rent the Company paid for such office space in 1999 totaled $28,084. The consulting agreement provides for a two-year term which began January 1, 1994 and is automatically renewable for successive one-year periods, unless either party terminates it. Also, the Company is obligated to include Venners & Company, Ltd. in any cash-based employee benefit programs of the Company. During 1999, the Company paid medical insurance premiums of $5,268 for an employee of Venners & Company, Ltd.

         Mr. Pester, a director of the Company, provided consulting services to the Company during 1999 and was paid $42,500 for such services and $59,863 for reimbursement of expenses relating to the Company's business.

         In September 1998 the Company granted 100,000 options to Mr. Vincent Cook, a director of the Company, in connection with consulting services he provided to the Company. The options have an exercise price of $3.75, were vested on the date of grant and expire five years after the date of the grant. The Board of Directors cancelled these options in December 1999 with the consent of Mr. Cook and granted him 100,000 SARs as a replacement for these options. See "Compensation of Directors."

         The Company has a stock purchase agreement with Mr. Theodore Venners, the Company's Chairman of the Board, Chief Executive Officer and President, which gives the Company the option to purchase up to $5 million of the Company's common stock held by Mr. Venners at fair market value upon Mr. Venners' death.

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



EXHIBIT                                                                                      PAGE
  NO.                           DESCRIPTION                                                 NUMBER
-------                         -----------                                                 ------

3.1(1)       Restated Certificate of Incorporation of the Company                              -

3.2(1)       Certificate of Amendment to Certificate of Incorporation of the
             Company                                                                           -

3.3(5)       Second Amended and Restated Bylaws of the Company                                 -

4.1(5)       Sample Common Stock Certificate                                                   -

4.2(9)       Indenture dated July 25, 1997 by and between the Company and
             Colorado National Bank                                                            -

4.3          See item 10.18 below                                                              -

4.4(11)      Common Stock Purchase Warrant dated January 30, 1998 between the
             Company and George D. Crowley, Jr.                                                -

4.5(11)      Common Stock Purchase Warrant dated January 15, 1996 between the
             Company and Richard C. Whitner                                                    -

4.6(11)      Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and Richard C. Whitner                                                    -

4.7(11)      Company Stock Purchase Warrant dated January 30, 1998 between the
             Company and John F. Reim                                                          -

4.8(11)      Company Stock Purchase Warrant dated June 19, 1997 and Amendment
             No. 2 dated August 3, 1998 between the Company and Peter G. Martin                -

4.9(11)      Common Stock Purchase Warrant dated August 2, 1995 and Amendment
             No. 1 dated August 3, 1998 between the Company and Peter G. Martin                -

4.10(11)     Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and Dawson Mathis                                                         -

4.11(11)     Common Stock Purchase Warrant dated November 15, 1996 and Amendment
             No. 1 dated August 3, 1998 between the Company and Innovative
             Research Associates, Inc.                                                         -

4.12(11)     Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and John P. Venners                                                       -

10.1(1)      Amendments to Agreements between Theodore Venners, S.A. Wilson,
             Koppelman Fuel Development Company, and the Koppelman Group dated
             December 29, 1992                                                                 -

10.2(1)      Assignment of U.S. Patents by K-Fuel Limited Partnership to the
             Company dated July 23, 1993                                                       -

10.3(1)      Assignment of U.S. Trademark Registration by K-Fuel Limited
             Partnership to the Company dated July 23, 1993                                    -

10.4(1)      Royalty Agreement dated December 29, 1992 between the Company and
             the Koppelman Group                                                               -

10.5(1)      Agreement dated December 19, 1991 among K-Fuel Partnership, Edward
             Koppelman, K-Fuel Limited Partnership and KSA Inc.                                -

10.8(5)      Fourth Amendment to Office Lease dated August 17, 1995 between 1999
             Broadway Partnership and the Company                                              -

10.9(1)      Restricted Stock Plan for Directors and Selected Officers dated
             December 16, 1993                                                                 -

10.10(4)     Restricted Stock Plan for Selected Independent Contractors dated
             February 16, 1994                                                                 -

10.11(1)     Stock Option Plan dated December 16, 1993                                         -

10.12(1)     Settlement Agreement dated December 14, 1992                                      -

10.13(1)     Stock Exchange Agreement Dated December 14, 1992                                  -

10.14(1)     Stipulation and Agreement dated February 28, 1994 between Energy
             Brothers Technology, Inc., State of Wyoming, the Company, Theodore
             Venners, Edward Koppelman and Energy Brothers Holding, Inc.                       -

10.15(4)     Internal Revenue Service Private Letter ruling dated March 20, 1995               -


EXHIBIT                                                                                      PAGE
  NO.                           DESCRIPTION                                                 NUMBER
-------                         -----------                                                 ------


10.16(4)     Extension of Stock Forfeiture Agreement between Theodore Venners and Rudolph G. Swenson; Joyce M. Goldman; David Bretzlauf; Joseph
             M. Butler; R.C. Whitner; Hillari Koppelman; Thomas D. Smart and
             Susan M. Thevenet; Charles F. Vance                                               -

10.17(2)     Stock Purchase Agreement dated August 18, 1995 between the Company
             and Thermo Ecotek Corporation                                                     -

10.18(2)     Stock Purchase Warrants dated August 18, 1995 between the Company
             and Thermo Ecotek Corporation                                                     -

10.19(2)     Stockholders' Voting and Co-Sale Agreement dated August 18, 1995
             among the Company, Thermo Ecotek Corporation and Theodore Venners                 -

10.20(2)     Registration Rights Agreement dated August 18, 1995 between the
             Company and Thermo Ecotek Corporation                                             -

10.21(3)     Limited Partnership Agreement of KFX Fuel Partners, L.P. dated
             August 18, 1995                                                                   -

10.22(3)     Letter Agreement dated August 18, 1995 between Eco Fuels, Inc. and
             KFX Wyoming, Inc. regarding the Management, Operations and
             Maintenance Agreement                                                             -

10.23(3)     Gross Royalty Share Agreement dated August 17, 1995 between the
             Company and Fort Union, Ltd.                                                      -

10.24(3)     Indemnity Agreement dated August 18, 1995 between the Company and
             Thermo Ecotek Corporation                                                         -

10.25(3)     Letter of Agreement dated August 15, 1995 between the Company and
             Edward Koppelman                                                                  -

10.26(3)     Assignment dated August 29, 1995 executed by Edward Koppelman in
             favor of the Company                                                              -

10.28(3)     Patent and Technology License dated August 17, 1995 between Edward
             Koppelman and KFX Fuel Partners, L.P.                                             -

10.29(3)     Notice of Termination dated August 16, 1995 between Edward
             Koppelman and Energy Brothers Holding, Inc.                                       -

10.30(5)     Letter Agreement dated February 28, 1995 between RCD Development
             and the Company                                                                   -

10.31(6)     Limited Liability Company Agreement of K-Fuel, L.L.C. dated April
             19, 1996                                                                          -

10.32(6)     Pledge Agreement executed by Theodore Venners in favor of Kennecott
             Energy and Coal Company dated April 19, 1996                                      -

10.33(6)     Letter Agreement between Theodore Venners and Kennecott Energy and
             Coal Company dated April 22, 1996                                                 -

10.34(6)     Amended and Restated Heartland License Agreement between Heartland
             Fuels Corporation and the Company dated April 19, 1996                            -

10.35(7)     Royalty Amendment Agreement dated June 3, 1996 between the Company,
             Edward Koppelman and Theodore Venners                                             -

10.37(8)     Design-Build Agreement between the Company and Yanke Energy dated
             December 30, 1996                                                                 -

10.38(8)     Amendment to Agreement between the Company and RCD Development
             dated January 16, 1997                                                            -


10.39(9)     Purchase Agreement dated March 23, 1998 among the Company and
             Pegasus Technologies, Ltd. and the Lucier Group and The Radl Group                -

10.40(9)     Amended and Restated Operating Agreement of Pegasus Technologies
             dated March 23, 1998                                                              -

10.41(10)    1998 Directors Nonqualified Stock Option Plan                                     -

10.42(10)    1998 Advisory Committee Nonqualified Stock Option Plan                            -

10.43(10)    Non-qualified Stock Option Agreement dated October 1, 1998 between
             the Company and Seth L. Patterson                                                 -

10.44(11)    Stock Purchase Agreement dated March 26, 1997 between the Company
             and Theodore Venners                                                              -

10.45(11)**  Professional Installation Services Master Agreement dated March 5,
             1999, between Net Power Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications International
             Corporation                                                                       -

10.46(12)    1999 Stock Incentive Plan                                                         -

10.47(13)**  First Amended Limited Liability Company Agreement of K-Fuel, L.L.C.
             dated June 29, 1999                                                               -

10.48(14)**  Common Stock and Series A Preferred Stock Purchase Agreement among
             Pegasus Technologies, Inc., KFx Inc. and Kennecott Energy Company
             dated March 3, 2000                                                               -

10.49(14)    Statement Respecting Rights of Series A Preferred Stock of Pegasus
             Technologies, Inc.                                                                -

10.50(14)    Pegasus Technologies, Inc. Stockholders and Voting Agreement dated
             March 3, 2000                                                                     -

10.51(14)    Put Agreement dated March 3, 2000 between KFx Inc. and Kennecott
             Energy Company                                                                    -

10.52(14)    Marketing Services Agreement dated March 3, 2000 among Pegasus
             Technologies, Inc., Net Power Solutions, LLC, KFuel LLC, KFx Inc.
             and Kennecott Energy Company                                                      -

21.1(10)     Subsidiaries                                                                      -

23.1*        Consent of Independent Accountants                                               66

24.1*        Powers of Attorney, incorporated by reference to page 65                         65

27.1(15)     Financial Data Schedule                                                           -

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


(15) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.


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


Date: April 27, 2000

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


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore Venners and Seth L. Patterson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, stead, in any and all capacities, to sign any and all amendments to this Amended Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


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




         SIGNATURE                                        TITLE                                        DATE
         ---------                                        -----                                        -----

/s/ Theodore Venners
-------------------------------------        Chairman of the Board of Directors President and      April 27, 2000
Theodore Venners                             Chief Executive Officer (Principal Executive
                                             Officer)
/s/ Seth L. Patterson
-------------------------------------        Executive Vice President and Chief Financial          April 27, 2000
Seth L. Patterson                            Officer (Principal Financial and Accounting
                                             Officer)
/s/ Stanford M. Adelstein
-------------------------------------        Director                                              April 27, 2000
Stanford M. Adelstein

/s/ Vincent N. Cook
-------------------------------------        Director                                              April 27, 2000
Vincent N. Cook

/s/ Mark S. Sexton
-------------------------------------        Director                                              April 27, 2000
Mark S. Sexton

/s/ David H. Russell
-------------------------------------        Director                                              April 27, 2000
David H. Russell

/s/ Jack C. Pester
-------------------------------------        Director                                              April 27, 2000
Jack C. Pester

/s/ Stanley G. Tate
-------------------------------------        Director                                              April 27, 2000
Stanley G. Tate

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


Notes to Consolidated Financial Statements...................      F-7 to F-23

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


/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP


Denver, Colorado
April 14, 2000

                                    KFX INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                         DECEMBER 31,
                                                                                             ---------------------------------
                                                                                                 1999                  1998
                                                                                             ------------         ------------
                                             ASSETS
Current assets
     Cash and cash equivalents ......................................................        $    654,429         $  5,649,992
     Accounts receivable, including unbilled revenue ................................             673,320              952,977
     Accounts receivable-affiliates .................................................              24,252              193,842
     Accrued interest receivable ....................................................                  --               17,200
     Prepaid expenses ...............................................................              69,715              190,795
     Deferred job costs .............................................................             183,750                   --
                                                                                             ------------         ------------
          Total current assets ......................................................           1,605,466            7,004,806
Property, plant and equipment, net of accumulated depreciation ......................           2,258,426            3,243,812
Patents, net of accumulated amortization ............................................           2,297,708            2,722,069
Investment in and advances to KFx Fuel Partners, L.P. ...............................           1,527,048            3,779,412
Investment in K-Fuel, L.L.C .........................................................           1,171,585              159,967
Investment in Charco Redondo, L.L.C .................................................             629,238              629,238
Goodwill, net of accumulated amortization ...........................................           2,298,250            2,066,669
Debt issue costs, net of accumulated amortization ...................................           1,246,565            1,738,565
Prepaid royalty .....................................................................             498,000              498,500
Other assets ........................................................................             735,709              829,251
                                                                                             ------------         ------------
                                                                                             $ 14,267,995         $ 22,672,289
                                                                                             ============         ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable ...............................................................        $    551,193         $    188,578
     Accrued expenses ...............................................................             308,102              247,011
     Due to related parties .........................................................                  --              471,504
     Interest payable ...............................................................             543,068              531,007
     Liability to issue warrants ....................................................           2,200,000                   --
     Deferred revenue ...............................................................             985,858              381,000
     Current maturity of long-term debt .............................................             891,167              704,207
                                                                                             ------------         ------------
          Total current liabilities .................................................           5,479,388            2,523,307
Deferred income .....................................................................           1,000,000                   --
Long-term debt, less current maturities .............................................             484,625              890,793
Convertible debentures ..............................................................          17,000,000           17,000,000
                                                                                             ------------         ------------
          Total liabilities .........................................................          23,964,013           20,414,100
                                                                                             ------------         ------------
Commitments and contingencies (Notes 3, 9, 14, 16, 19)

Stockholders' equity (deficit)
     Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued ....                  --                   --
     Common stock, $.001 par value, 80,000,000 shares authorized;
        24,482,240 and 23,951,740 shares issued and outstanding, respectively .......              24,482               23,952
     Additional paid-in capital .....................................................          49,080,632           48,304,942
     Accumulated deficit ............................................................         (58,801,132)         (46,070,705)
                                                                                             ------------         ------------
          Total stockholders' equity (deficit) ......................................          (9,696,018)           2,258,189
                                                                                             ------------         ------------
                                                                                             $ 14,267,995         $ 22,672,289
                                                                                             ============         ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    KFX INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                         1999                 1998                 1997
                                                                     ------------         ------------         ------------
OPERATING REVENUES
Pegasus software licenses and services ......................        $  1,536,884         $  1,328,491         $         --
K-Fuel contract revenue .....................................             313,916              892,094            1,084,823
K-Fuel license fee ..........................................           1,000,000                   --                   --
                                                                     ------------         ------------         ------------
     Total operating revenues ...............................           2,850,800            2,220,585            1,084,823
                                                                     ------------         ------------         ------------
OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services ..............           1,181,321              755,281                   --
K-Fuel royalty expense ......................................             250,000                   --                   --
K-Fuel demonstration plant and laboratory operations ........             414,246              888,616            1,250,692
Marketing, general and administrative expenses ..............           5,394,970            4,146,797            2,795,121
Pegasus research and development ............................             335,766              138,335                   --
Depreciation and amortization ...............................           2,751,539            2,710,570            1,969,561
                                                                     ------------         ------------         ------------
     Total operating costs & expenses .......................          10,327,842            8,639,599            6,015,374
                                                                     ------------         ------------         ------------
OPERATING LOSS ..............................................          (7,477,042)          (6,419,014)          (4,930,551)
Interest and other income ...................................             347,459              667,702              650,353
Interest expense ............................................          (1,160,098)          (1,159,925)            (546,985)
Equity in loss of unconsolidated affiliates .................            (440,746)            (573,080)            (267,977)
Loss on impairment of investment in KFx Fuel
  Partners, L.P. ............................................          (4,000,000)                  --                   --
Gain of sale of mine ........................................                  --              700,500                   --
                                                                     ------------         ------------         ------------
NET LOSS ....................................................        $(12,730,427)        $ (6,783,817)        $ (5,095,160)
                                                                     ============         ============         ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE .................        $       (.53)        $       (.28)        $       (.21)
                                                                     ============         ============         ============
Weighted average common shares outstanding ..................          24,137,000           23,931,000           23,820,000
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

                                    KFx INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                  1999                1998               1997
                                                                              ------------         ------------      ------------
OPERATING ACTIVITIES
   Net loss ..........................................................        $(12,730,427)        $ (6,783,817)     $ (5,095,160)
   Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization ..............................           2,751,539            2,710,570         1,969,561
          Loss on impairment of investment in KFx Fuel
            Partners, L.P. ...........................................           4,000,000                   --                --
          Gain on sale of mine .......................................                  --             (700,500)               --
          Equity in loss of unconsolidated affiliates ................             440,746              573,080           267,977
          Common stock issued for services ...........................              13,124              292,375                --
          Other, net .................................................                  --              (81,070)          (16,197)
   Changes in operating assets and liabilities:
          Accounts receivable, affiliates ............................             169,590              (41,131)               --
          Receivables, unbilled revenue, deferred job
          cost, unearned revenue .....................................             700,765             (441,692)         (155,332)
          Due to related parties .....................................            (471,504)             (41,131)          (73,804)
          Trade payables .............................................             362,616              (92,493)         (516,911)
          Accrued interest and other liabilities .....................              90,352               86,649           435,452
          Deferred income ............................................           1,000,000                   --                --
          Other ......................................................             215,122             (122,898)         (147,281)
                                                                              ------------         ------------      ------------
Cash used in operating activities ....................................          (3,458,077)          (4,642,058)       (3,331,695)
                                                                              ------------         ------------      ------------
INVESTING ACTIVITIES
   Acquisition of Pegasus Technologies, Limited ......................                  --           (1,610,657)               --
   Patent acquisition and pending patent applications ................            (207,183)            (269,016)          (59,260)
   Investments in K-Fuel, L.L.C. .....................................          (1,000,000)             (98,876)         (334,813)
   Investments in KFx Fuel Partners, L.P. ............................                  --             (215,183)         (733,120)
   Investments in Charco Redondo, LLC ................................                  --             (629,238)               --
   Purchases of property and equipment ...............................            (111,095)            (302,075)          (16,175)
   Other .............................................................                  --             (701,878)          (36,224)
                                                                              ------------         ------------      ------------
Cash used in investing activities ....................................          (1,318,278)          (3,826,923)       (1,179,592)
                                                                              ------------         ------------      ------------
FINANCING ACTIVITIES
   Net proceeds from sale of common stock ............................                  --                   --         2,500,000
   Proceeds from issuance of notes/debentures ........................                  --              115,000        17,000,000
   Debenture placement fees ..........................................                  --                   --        (1,868,565)
   Payments on promissory notes ......................................            (219,208)             (74,800)         (445,000)
                                                                              ------------         ------------      ------------
Cash provided by (used in) financing activities ......................            (219,208)              40,200        17,186,435
                                                                              ------------         ------------      ------------
Increase (decrease) in cash and cash equivalents .....................          (4,995,563)          (8,428,781)       12,675,148
Cash and cash equivalents, beginning of period .......................           5,649,992           14,078,773         1,403,625
                                                                              ------------         ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................        $    654,429         $  5,649,992      $ 14,078,773
                                                                              ============         ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ...............................................        $  1,148,037         $  1,130,437      $    134,605
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


FINANCIAL CONDITION

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $12,730,000, $6,784,000 and $5,095,000 in 1999, 1998 and 1997, respectively, and had an accumulated deficit of $58,801,000 as of December 31, 1999. These factors coupled with the need for additional financing to fund planned growth in the business raise doubt about whether the Company can continue as a going concern.

     The Company's transaction with Kennecott resulting in a sale of an interest of Pegasus (Note 19), the signing of additional contracts and reseller agreements, and the expected proceeds from the sale of the KFP facility (Note
19) subsequent to December 31, 1999 mitigate this risk. In order to further mitigate this risk, the Company intends to reduce expenditures as necessary and to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination, or other means. Management believes that its cash balances as of December 31, 1999 coupled with payments expected as noted above, the reduction in expenses, funds expected from current revenue contracts and potential sources of capital will be sufficient to fund the Company's operations through at least December 31, 2000.


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


     TCK, the operating partner and 95% owner of KFP began reporting operating results from the KFP Facility in April 1998. Although the KFP Facility has operated and produced commercially salable product, TCK encountered difficulties in achieving optimal and sustained operations. On May 24, 1999, TCK announced its decision to hold for sale its investment in the KFP Facility and that it would record related restructuring and other charges. Further, TCK in June 1999 suspended operations at the KFP Facility and K-Fuel is not currently being produced. The Company's share of the losses of KFP were $452,364, $410,155, and $-0- for 1999, 1998, and 1997, respectively. The Company's investment in KFP approximated $1,527,000 at December 31, 1999.





     In addition to its 5 percent interest in KFP, the Company receives a royalty of 3 percent of the net sales of the KFP facility. The Company also performed $197,273, $519,501 and $395,679 of technical services for KFP in 1999, 1998 and 1997, respectively; these amounts are included in contract revenues for the periods.


     See Note 19 for discussion of an agreement entered into on April 12, 2000 that, if closed, is expected to result in the sale of the Company's investment in KFP.


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

     See Note 19 for discussion of an agreement entered into April 12, 2000 that, if closed, is expected to result in the sale of the 4.25 million shares of common stock held by TCK to third parties and the cancellation of the warrants held by TCK to purchase the Company's common stock.



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

NOTE 11. LONG-TERM DEBT

     Long-term debt consisted of the following:



                                                                                                         DECEMBER 31,
                                                                                               ----------------------------
                                                                                                   1999            1998
                                                                                               ------------    ------------
Unsecured promissory note to the State of Wyoming, interest at 6.5 percent and payable
   February 29, 2000 .......................................................................   $    500,000    $    500,000
Unsecured promissory note, interest at 8.0 percent and payable July 31, 2000 ...............        245,000         260,000
Unsecured promissory note, interest at 6.0 percent, payable in $10,000 quarterly
installments beginning March 2001 with the balance due December 2002 .......................        170,000         170,000
Unsecured promissory note, interest at 5.0 percent due with principal payments in four
annual payments approximating $150,000 each beginning March 1999 ...........................        460,792         600,000
Other ......................................................................................             --          65,000
                                                                                               ------------    ------------
                                                                                                  1,375,792       1,595,000
Less current maturities ....................................................................       (891,167)       (704,207)
                                                                                               ------------    ------------
                                                                                               $    484,625    $    890,793
                                                                                               ============    ============



     Scheduled maturities of long-term debt at December 31, 1999 are as follows:
 $891,167 in 2000, $193,475 in 2001, and $17,291,150 (including the
Convertible Debentures) in 2002.

     See Note 19 for a discussion of an immaterial default on the note payable to the State of Wyoming.


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


     See Note 19 for discussion of an immaterial default under the Debentures.


NOTE 13. STOCKHOLDERS' EQUITY


     In August 1999, the Company issued 527,000 shares of its common stock in exchange for an additional 15% interest in Pegasus. This transaction was recorded at approximately $763,000 based on the average price of KFx common stock shortly before the transaction was completed, which approximated $1.45 per share.


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

Pegasus


     The Company's Pegasus subsidiary has adopted a separate stock option plan (the "Pegasus Plan") that provides for the award to Pegasus' executive officers, non employee directors, other key employees and consultants of various forms of equity based compensation, including ISOs, NSOs, SARs, and restricted stock.
The board of directors of Pegasus administers the Pegasus Plan and has similar authority to the Committee to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that changes in control are generally transactions involving in excess of 50% of Pegasus' common stock. Pegasus has reserved 2,500,000 shares of common stock for issuance under the Pegasus Plan, which approximates 17.7% of the outstanding common stock of Pegasus at December 31, 1999. During 1999, the board of directors of Pegasus granted options to purchase 1,026,000 shares of Pegasus common stock at a weighted average price of $1.01 per share. During 1998 options were granted to purchase 742,421 options at a price of $.31 per share. Option prices are equivalent to estimated market values at the dates of grant. The weighted average estimated grant date fair value of options granted in 1999 was $.63 per share. Vesting of options granted under the plan is generally at 2% per month, with one grant vesting at 25% per year, and the options generally expire seven years from date of grant. At December 31, 1999, options to purchase 1,768,421 shares included 742,421 options at a price of $.31 per share with a remaining contractual life of 5.8 years and 1,026,000 of options at a weighted average price of $1.01 per share, a price range of $1.00 to $1.10 per share, and a weighted average remaining contractual life of 5.9 years. At December 31, 1999 options to purchase 447,565 shares of Pegasus common at a weighted average price of $.73 per share stock were vested.


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

$182,005, respectively. The lease agreements require future minimum lease payments as follows:


                                                                                             AMOUNT
                             YEAR ENDING DECEMBER 31,                                        PAYABLE
                             ------------------------                                        -------
2000..............................................................................         $   275,000
2001..............................................................................             302,000
2002..............................................................................             309,000
2003..............................................................................             280,000
2004..............................................................................             189,000
                                                                                           -----------
         Total                                                                             $ 1,355,000
                                                                                           ===========



     As part of the restructured bond agreement with the State of Wyoming (Wyoming) in 1994, Energy Brothers Holding, Inc., an affiliate of the Company, and an officer and director of the Company executed a promissory note to Wyoming for $819,000, with annual interest at 6 percent. The Company has agreed to indemnify both Energy Brothers Holding, Inc. and the officer and director of the Company to the extent that payments are made to Wyoming under the agreement. See
Note 19 for discussion of an immaterial default under this note. In addition, the Company entered into a royalty agreement with Wyoming, which requires the Company to pay Wyoming 12 percent of its domestic K-Fuel license and royalty revenue. The rate decreases to 6 percent when cumulative payments under the royalty agreement total $5 million.


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


         On March 9, 1998, Fidelity and Deposit of Maryland (F&D), as subrogee of Walsh Construction Company (Walsh), a division of Guy F. Atkinson Company, filed a construction lien against KFP with respect to the construction of the KFP Facility in the amount of approximately $5.9 million. It is not possible at this time to evaluate the merits of the claim or the range of potential loss. However, the Company believes that the ultimate resolution of this action will not have a material adverse impact on the Company's financial position or results of operations. In connection with this action, KFP has filed a counterclaim in excess of $29 million against F&D, the surety company for Walsh. The counterclaim asserts various claims of faulty construction performed by Walsh at the KFP Facility. The counterclaim is in discovery and it is not possible to predict the outcome of this action; however, the Company believes that the counterclaim will not have a material impact on the Company's financial position or results of operations. See Note 19 for a discussion of a series of agreements entered into on April 12, 2000 that if closed, will result in the sale of the Company's 5% interest in KFP to TCK.

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
                                                       =============    =============    =============


NOTE 18. SEGMENT INFORMATION


     KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus" segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel" segment). Prior to the acquisition of Pegasus in 1998 the Company had only the K-Fuel segment. The accounting policies of these segments are the same as those described in Note 1. In addition, the goodwill and related amortization resulting from the acquisition of 60% of Pegasus in 1998 and the acquisition of an additional 15% in 1999 is included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based on net income (loss) and operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment.

         The tables below present information about revenues, certain income and expense categories, net income (loss), cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of December 31, 1999 and 1998 and for the years then ended:



                                                                            Reconciling Items
1999                                        Pegasus            K-Fuel              (a)            Consolidated
----                                   ---------------    ---------------   -----------------   ---------------

Operating Revenues                     $     1,536,884    $     1,313,916                       $     2,850,800
                                       ---------------    ---------------    ---------------    ---------------

Operating Costs
   Cost of sales                             1,181,321                                                1,181,321
   Marketing, general and                    2,669,818             77,098    $     2,648,054          5,394,970
administrative
   Depreciation and amortization               616,563          1,627,657            507,319          2,751,539
   Other                                       335,766            664,246                             1,000,012
                                       ---------------    ---------------    ---------------    ---------------
Total Operating Costs                        4,803,468          2,369,001          3,155,373         10,327,842
                                       ---------------    ---------------    ---------------    ---------------
Operating Loss                              (3,266,584)        (1,055,085)        (3,155,373)        (7,477,042)
Interest expense                              (259,097)                             (901,001)        (1,160,098)
Equity in loss of affiliates                                     (440,746)                             (440,746)
Loss on impairment of investment
  in KFx Fuel Partners, L.P.                                   (4,000,000)                           (4,000,000)
Interest income                                                                      124,402            124,402
Other income (expense)                                                               223,057            223,057
                                       ---------------    ---------------    ---------------    ---------------
Net Loss                                    (3,525,681)        (5,495,831)        (3,708,915)       (12,730,427)
                                       ---------------    ---------------    ---------------    ---------------
Cash Used in Operating Activities           (1,951,640)         1,495,898         (3,002,335)        (3,458,077)
                                       ---------------    ---------------    ---------------    ---------------
Capital Expenditures                           (96,365)           (14,730)                             (111,095)
                                       ---------------    ---------------    ---------------    ---------------
Investment in Equity Method
Subsidiaries                                                    3,327,871                             3,327,871
                                       ---------------    ---------------    ---------------    ---------------
Total Assets                                 3,457,574          9,052,687          1,757,734         14,267,995
                                       ---------------    ---------------    ---------------    ---------------





                                                                            Reconciling Items
1998                                       Pegasus             K-Fuel              (a)           Consolidated
----                                   ---------------    ---------------   -----------------   ---------------

Operating Revenues                     $     1,328,491    $       892,094                       $     2,220,585
                                       ---------------    ---------------    ---------------    ---------------
Operating Costs
   Cost of sales                               755,281                                                  755,281
   Marketing, general and                    1,224,910             50,312    $     2,871,575          4,146,797
administrative
   Depreciation and amortization               444,003          1,627,267            639,300          2,710,570
   Other                                       138,335            888,616                             1,026,951
                                       ---------------    ---------------    ---------------    ---------------
Total Operating Costs                        2,562,529          2,566,195          3,510,875          8,639,599
                                       ---------------    ---------------    ---------------    ---------------
Operating Loss                              (1,234,038)        (1,674,101)        (3,510,875)        (6,419,014)
Interest expense                               (22,401)                           (1,137,524)        (1,159,925)
Equity in loss of affiliates                                     (573,080)                             (573,080)
Interest income                                                                      495,967            495,967
Other income (expense)                                            872,235                               872,235
                                       ---------------    ---------------    ---------------    ---------------
Net Loss                                    (1,256,439)        (1,374,946)        (4,152,432)        (6,783,817)
                                       ---------------    ---------------    ---------------    ---------------
Cash Used in Operating Activities           (1,693,259)           (22,059)        (2,926,740)        (4,642,058)
                                       ---------------    ---------------    ---------------    ---------------
Capital Expenditures                          (115,955)          (186,120)                             (302,075)
                                       ---------------    ---------------    ---------------    ---------------
Investment in Equity Method
Subsidiaries                                                    4,568,617                             4,568,617
                                       ---------------    ---------------    ---------------    ---------------
Total Assets                                 3,230,954         11,843,799          7,597,536         22,672,289
                                       ---------------    ---------------    ---------------    ---------------

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


     On April 12, 2000 the Company executed agreements with various parties that initiate the redevelopment of the KFP Facility. Pursuant to the agreements, if all conditions to closing are met, (a) a subsidiary of Black Hills Corporation
(BKH) will purchase the KFP Facility and receive 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH will be given the right to one seat on KFx's board of directors and KFx will grant BKH a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx will relinquish its 5% interest in KFP to TCK and provide certain releases to TCK in exchange for cash proceeds estimated at $1.5 million, will retain its 5% royalty right and certain real and personal property and has negotiated a revenue-based service fee with BKH, (d) TCK will sell the remaining 2.25 million common shares of KFx it owns to private investors and cancel the warrants it holds to purchase a control position in KFx's common stock. KFx and BKH are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems, including the addition of an incinerator to eliminate certain process waste streams, and to modify the plant to replace natural gas with waste coal as the facility's energy source. The cost to implement these plans is estimated at $10 million to $12 million. If efforts to finalize plant modification plans and secure related capital are not successful by August 2000, BKH has the option to salvage the equipment and reclaim the site. The terms of the agreements provide for closing of these transactions not later than April 28, 2000 which management expects will either be met or extended for a short period, if necessary. The carrying value of the Company's investment in KFP has been written down effective December 31, 1999 by $1.8 million, to the $1.5 million near term cash proceeds expected if these transactions close. In addition, the estimated $2.2 million value of the warrants expected to be issued to BKH has been charged to expense effective December 31, 1999.





     Principal and interest under the promissory note (Note) to the State of Wyoming (Wyoming) in the amount of $500,000 was due February 29, 2000, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2000. On April 12, 2000, Wyoming granted the Company an extension until May 5, 2000 to renegotiate definitive repayment terms. Although Wyoming never issued a notice of default to the Company, non payment of the principal and interest under the Note may constitute a technical default under the Note, which if considered to be a material default, could be considered an event of default under the Debentures. Based on the opinion of counsel, however, the Company believes that since Wyoming did not issue a notice of default on the Note and Wyoming subsequently granted an extension of the Note, that any default that may be deemed to have occurred is not material and would not therefore constitute an event of default under the Debentures. The Company is continuing its discussions with Wyoming and is seeking an extension of principal payments on the Note through April 30, 2001 or later. There can be no assurance that such an extension will be granted by Wyoming.



     Circumstances substantially identical to those in the preceding paragraph arose relative to promissory notes due Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. The Company's Chairman and his affiliate have agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001.

                               INDEX TO EXHIBITS


EXHIBIT                                                                                      PAGE
  NO.                           DESCRIPTION                                                 NUMBER
-------                         -----------                                                 ------

3.1(1)       Restated Certificate of Incorporation of the Company                              -

3.2(1)       Certificate of Amendment to Certificate of Incorporation of the
             Company                                                                           -

3.3(5)       Second Amended and Restated Bylaws of the Company                                 -

4.1(5)       Sample Common Stock Certificate                                                   -

4.2(9)       Indenture dated July 25, 1997 by and between the Company and
             Colorado National Bank                                                            -

4.3          See item 10.18 below                                                              -

4.4(11)      Common Stock Purchase Warrant dated January 30, 1998 between the
             Company and George D. Crowley, Jr.                                                -

4.5(11)      Common Stock Purchase Warrant dated January 15, 1996 between the
             Company and Richard C. Whitner                                                    -

4.6(11)      Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and Richard C. Whitner                                                    -

4.7(11)      Company Stock Purchase Warrant dated January 30, 1998 between the
             Company and John F. Reim                                                          -

4.8(11)      Company Stock Purchase Warrant dated June 19, 1997 and Amendment
             No. 2 dated August 3, 1998 between the Company and Peter G. Martin                -

4.9(11)      Common Stock Purchase Warrant dated August 2, 1995 and Amendment
             No. 1 dated August 3, 1998 between the Company and Peter G. Martin                -

4.10(11)     Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and Dawson Mathis                                                         -

4.11(11)     Common Stock Purchase Warrant dated November 15, 1996 and Amendment
             No. 1 dated August 3, 1998 between the Company and Innovative
             Research Associates, Inc.                                                         -

4.12(11)     Common Stock Purchase Warrant dated January 15, 1997 between the
             Company and John P. Venners                                                       -

10.1(1)      Amendments to Agreements between Theodore Venners, S.A. Wilson,
             Koppelman Fuel Development Company, and the Koppelman Group dated
             December 29, 1992                                                                 -

10.2(1)      Assignment of U.S. Patents by K-Fuel Limited Partnership to the
             Company dated July 23, 1993                                                       -

10.3(1)      Assignment of U.S. Trademark Registration by K-Fuel Limited
             Partnership to the Company dated July 23, 1993                                    -

10.4(1)      Royalty Agreement dated December 29, 1992 between the Company and
             the Koppelman Group                                                               -

10.5(1)      Agreement dated December 19, 1991 among K-Fuel Partnership, Edward
             Koppelman, K-Fuel Limited Partnership and KSA Inc.                                -

10.8(5)      Fourth Amendment to Office Lease dated August 17, 1995 between 1999
             Broadway Partnership and the Company                                              -

10.9(1)      Restricted Stock Plan for Directors and Selected Officers dated
             December 16, 1993                                                                 -

10.10(4)     Restricted Stock Plan for Selected Independent Contractors dated
             February 16, 1994                                                                 -

10.11(1)     Stock Option Plan dated December 16, 1993                                         -

10.12(1)     Settlement Agreement dated December 14, 1992                                      -

10.13(1)     Stock Exchange Agreement Dated December 14, 1992                                  -

10.14(1)     Stipulation and Agreement dated February 28, 1994 between Energy
             Brothers Technology, Inc., State of Wyoming, the Company, Theodore
             Venners, Edward Koppelman and Energy Brothers Holding, Inc.                       -

10.15(4)     Internal Revenue Service Private Letter ruling dated March 20, 1995               -


EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------

10.16(4)     Extension of Stock Forfeiture Agreement between Theodore Venners and
             Rudolph G. Swenson; Joyce M. Goldman; David Bretzlauf; Joseph M.
             Butler; R.C. Whitner; Hillari Koppelman; Thomas D. Smart and Susan
             M. Thevenet; Charles F. Vance                                                     -

10.17(2)     Stock Purchase Agreement dated August 18, 1995 between the Company
             and Thermo Ecotek Corporation                                                     -

10.18(2)     Stock Purchase Warrants dated August 18, 1995 between the Company
             and Thermo Ecotek Corporation                                                     -

10.19(2)     Stockholders' Voting and Co-Sale Agreement dated August 18, 1995
             among the Company, Thermo Ecotek Corporation and Theodore Venners                 -

10.20(2)     Registration Rights Agreement dated August 18, 1995 between the
             Company and Thermo Ecotek Corporation                                             -

10.21(3)     Limited Partnership Agreement of KFX Fuel Partners, L.P. dated
             August 18, 1995                                                                   -

10.22(3)     Letter Agreement dated August 18, 1995 between Eco Fuels, Inc. and
             KFX Wyoming, Inc. regarding the Management, Operations and
             Maintenance Agreement                                                             -

10.23(3)     Gross Royalty Share Agreement dated August 17, 1995 between the
             Company and Fort Union, Ltd.                                                      -

10.24(3)     Indemnity Agreement dated August 18, 1995 between the Company and
             Thermo Ecotek Corporation                                                         -

10.25(3)     Letter of Agreement dated August 15, 1995 between the Company and
             Edward Koppelman                                                                  -

10.26(3)     Assignment dated August 29, 1995 executed by Edward Koppelman in
             favor of the Company                                                              -

10.28(3)     Patent and Technology License dated August 17, 1995 between Edward
             Koppelman and KFX Fuel Partners, L.P.                                             -

10.29(3)     Notice of Termination dated August 16, 1995 between Edward
             Koppelman and Energy Brothers Holding, Inc.                                       -

10.30(5)     Letter Agreement dated February 28, 1995 between RCD Development
             and the Company                                                                   -

10.31(6)     Limited Liability Company Agreement of K-Fuel, L.L.C. dated April
             19, 1996                                                                          -

10.32(6)     Pledge Agreement executed by Theodore Venners in favor of Kennecott
             Energy and Coal Company dated April 19, 1996                                      -

10.33(6)     Letter Agreement between Theodore Venners and Kennecott Energy and
             Coal Company dated April 22, 1996                                                 -

10.34(6)     Amended and Restated Heartland License Agreement between Heartland
             Fuels Corporation and the Company dated April 19, 1996                            -

10.35(7)     Royalty Amendment Agreement dated June 3, 1996 between the Company,
             Edward Koppelman and Theodore Venners                                             -

10.37(8)     Design-Build Agreement between the Company and Yanke Energy dated
             December 30, 1996                                                                 -

10.38(8)     Amendment to Agreement between the Company and RCD Development
             dated January 16, 1997                                                            -


10.39(9)     Purchase Agreement dated March 23, 1998 among the Company and
             Pegasus Technologies, Ltd. and the Lucier Group and The Radl Group                -

10.40(9)     Amended and Restated Operating Agreement of Pegasus Technologies
             dated March 23, 1998                                                              -

10.41(10)    1998 Directors Nonqualified Stock Option Plan                                     -

10.42(10)    1998 Advisory Committee Nonqualified Stock Option Plan                            -

10.43(10)    Non-qualified Stock Option Agreement dated October 1, 1998 between
             the Company and Seth L. Patterson                                                 -
             [10.44-10.52 below]

10.44(11)    Stock Purchase Agreement dated March 26, 1997 between the Company
             and Theodore Venners                                                              -

10.45(11)**  Professional Installation Services Master Agreement dated March 5,
             1999, between Net Power Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications International
             Corporation                                                                       -

10.46(12)    1999 Stock Incentive Plan                                                         -

10.47(13)**  First Amended Limited Liability Company Agreement of K-Fuel, L.L.C.
             dated June 29, 1999                                                               -

10.48(14)**  Common Stock and Series A Preferred Stock Purchase Agreement among
             Pegasus Technologies, Inc., KFx Inc. and Kennecott Energy Company
             dated March 3, 2000                                                               -

10.49(14)    Statement Respecting Rights of Series A Preferred Stock of Pegasus
             Technologies, Inc.                                                                -

10.50(14)    Pegasus Technologies, Inc. Stockholders and Voting Agreement dated
             March 3, 2000                                                                     -

10.51(14)    Put Agreement dated March 3, 2000 between KFx Inc. and Kennecott
             Energy Company                                                                    -

10.52(14)    Marketing Services Agreement dated March 3, 2000 among Pegasus
             Technologies, Inc., Net Power Solutions, LLC, KFuel LLC, KFx Inc.
             and Kennecott Energy Company                                                      -

21.1(10)     Subsidiaries                                                                      -

23.1*        Consent of Independent Accountants                                               66

24.1*        Powers of attorney, incorporated by reference to page 65.                        65

27.1(15)     Financial Data Schedule                                                           -

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



(15) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.