Form 10-Q
period 2000-03-31
KFX INC
filed 2000-05-19
CIK 912365

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 12, 2000 there were 24,934,289 shares of the Registrant's common stock, $.001 par value, outstanding.

                                    KFX INC.

                           FORM 10-Q QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999...........             3
     Consolidated Statements of Operations - Three Months Ended
         March 31, 2000 and 1999 (Unaudited)..................................................             4
     Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 2000 and 1999 (Unaudited) .................................................             5
     Notes to Consolidated Financial Statements (Unaudited)...................................             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................................             9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................            14

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................................            15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................            15

SIGNATURES....................................................................................            16

                                    KFX INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,
                                                                                2000          DECEMBER 31,
                                                                            (UNAUDITED)           1999
                                                                         ----------------- -----------------
ASSETS
Current
     Cash and cash equivalents ..........................................     $    398,172      $    654,429
     Accounts receivable and unbilled revenue............................          688,072           697,572
     Prepaid expenses ...................................................           37,696            69,715
       Deferred job costs ...............................................          191,954           183,750
                                                                              ------------      ------------
         Total current assets ...........................................        1,315,894         1,605,466
Property, plant and equipment, net of accumulated depreciation ..........        2,002,730         2,258,426
Patents, net of accumulated amortization ................................        2,198,545         2,297,708
Investment in and advances to KFX Fuel Partners, LP .....................        1,517,391         1,527,048
Investment in K-Fuel, LLC ...............................................        1,171,585         1,171,585
Investment in Charco Redondo, LLC .......................................          629,238           629,238
Goodwill, net of accumulated amortization ...............................        2,136,626         2,298,250
Debt issue costs, net of accumulated amortization .......................        1,024,433         1,246,565
Prepaid royalty .........................................................          498,000           498,000
Other assets ............................................................          741,651           735,709
                                                                              ------------      ------------
                                                                              $ 13,236,093      $ 14,267,995
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
     Accounts payable ...................................................     $    786,539      $    551,193
     Accrued expenses ...................................................          239,096           308,102
     Interest payable ...................................................          286,178           543,068
     Liability to issue warrants.........................................        2,200,000         2,200,000
     Contingent sale of subsidiary stock.................................        1,000,000                 -
     Deferred revenue ...................................................        1,132,445           985,858
     Current maturity of long-term debt .................................          908,476           891,167
                                                                              ------------      ------------
         Total current liabilities ......................................        6,552,734         5,479,388
Deferred income..........................................................          981,000         1,000,000
Long-term debt, less current maturities .................................          321,150           484,625
Convertible debentures ..................................................       15,500,000        17,000,000
                                                                              ------------      ------------
         Total liabilities ..............................................       23,354,884        23,964,013
                                                                              ------------      ------------
Commitments and contingencies

Minority interest .......................................................          500,000                 -

Stockholders' equity (deficit)
     Preferred stock, $.001 par value, 20,000,000 shares authorized;
         none issued ...................................................                 -                 -
     Common stock, $.001 par value, 80,000,000 shares authorized;
         and 24,893,194 and 24,482,240 shares issued and
         outstanding ....................................................           24,893            24,482
     Additional paid-in capital .........................................       50,480,204        49,080,632
     Accumulated deficit ................................................      (61,123,888)      (58,801,132)
                                                                              ------------      ------------
         Total stockholders' equity (deficit)............................      (10,618,791)       (9,696,018)
                                                                              ------------      ------------
                                                                              $ 13,236,093      $ 14,267,995
                                                                              ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        UNAUDITED
                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                 2000             1999
                                                                          ----------------- ----------------
OPERATING REVENUES
Pegasus software licenses and services...................................      $   465,638      $   377,132
K-Fuel contract revenue..................................................
                                                                                         -          179,025
                                                                               -----------      -----------
     Total operating revenues............................................          465,638          556,157
                                                                               -----------      -----------

OPERATING COSTS & EXPENSES
Costs of Pegasus software licenses and services .........................          373,250          240,335
Marketing, general and administrative expenses...........................        1,197,581        1,214,638
Pegasus software research and development................................          121,243           22,804
K-Fuel demonstration plant and laboratory operations.....................           86,107          119,597
Depreciation and amortization............................................          716,072          692,892
                                                                               -----------      -----------
     Total operating costs and expenses..................................        2,494,253        2,290,266
                                                                               -----------      -----------

OPERATING INCOME (LOSS)..................................................       (2,028,615)      (1,734,109)

Interest and other income................................................            1,653           57,281
Interest expense.........................................................         (286,137)        (291,261)
Equity in loss of unconsolidated affiliates..............................           (9,657)        (278,035)
                                                                               -----------      -----------
Loss before income taxes.................................................       (2,322,756)      (2,246,124)
Income tax benefit.......................................................                -                -
                                                                               -----------      -----------

NET INCOME (LOSS) .......................................................      $(2,322,756)     $(2,246,124)
                                                                               ===========      ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE..............................      $     (0.09)     $      (.09)
                                                                               ===========      ===========

Weighted average common shares outstanding...............................       24,553,000       23,952,000
                                                                               ===========      ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        UNAUDITED
                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                 2000             1999
                                                                          ----------------- ----------------
OPERATING ACTIVITIES
     Net loss ...........................................................       $ (2,322,756)    $ (2,246,124)
     Adjustments to reconcile net loss to cash
       used in operating activities
         Depreciation and amortization ..................................            716,072          692,892
            Equity in loss of unconsolidated affiliates .................              9,657          278,035
            Other  ......................................................                  -         (100,000)
     Changes in operating assets and liabilities
         Accounts receivable, unbilled revenue and deferred job costs....              1,296          490,047
         Deferred revenue................................................            127,587         (249,898)
         Accounts payable and accrued expenses ..........................            235,345           10,845
         Interest payable ...............................................           (325,895)        (335,733)
         Other assets....................................................             26,077           21,907
                                                                                ------------     ------------
Cash used in operating activities .......................................         (1,532,617)      (1,438,029)
                                                                                ------------     ------------

INVESTING ACTIVITIES
     Purchases of equipment .............................................            (20,727)         (44,030)
     Pending patent applications ........................................            (56,730)         (34,097)
     Contingent sale of subsidiary stock.................................          1,000,000                -
     Other...............................................................                  -          (26,959)
                                                                                ------------     ------------
Cash provided by (used in) investing activities .........................            922,543         (105,086)
                                                                                ------------     ------------

FINANCING ACTIVITIES
     Issuance of preferred stock in subsidiary  .........................            500,000                -
     Payments on notes payable ..........................................           (146,183)        (209,207)
                                                                                ------------     ------------
Cash provided by (used in) financing activities .........................            353,817         (209,207)
                                                                                ------------     ------------

Increase (decrease) in cash and cash equivalents ........................           (256,257)      (1,752,322)
Cash and cash equivalents, beginning of period ..........................            654,429        5,649,992
                                                                                ------------     ------------
Cash and cash equivalents, end of period ................................       $    398,172     $  3,897,670
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest .............................................       $    543,027     $    626,994
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Three Months Ended March 31, 2000:

         Convertible Debentures with a face value of $1,500,000 were converted, under the contractual terms of $3.65 per share, into 410,954 share of the company's common stock resulting in an addition to stockholders' equity approximating $1,000,000, net of a prorata portion of unamortized debt issue costs.

Three Months Ended March 31, 1999:

         None


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                                    KFX INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. (KFX or the Company), its wholly-owned subsidiary, KFX Wyoming Inc. (KFXW), and its majority-owned subsidiaries, Pegasus Technologies, Inc. (Pegasus), KFX Technology, Inc. (KFXT), and Heartland Fuels Corporation
(HFC). The Company's 51% interest in K-Fuel, L.L.C. (K-Fuel, LLC) and its 5% interest in KFX Fuel Partners, L.P. (KFP) are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation. See Note 3 related to the Company's investment in KFP.

         The consolidated financial statements at March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current year presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1999 included in the Company's Form 10-K/A. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected for the year ended December 31, 2000.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $12,730,000, $6,784,000 and $5,095,000 in 1999, 1998 and 1997, respectively, incurred an additional loss of $2,323,000 in the three months ended March 31, 2000, and had an accumulated deficit of $61,124,000 as of March 31, 2000. These factors coupled with the need for additional financing to fund planned growth in the business raise doubt about whether the Company can continue as a going concern.

         The Company's transaction with Kennecott Energy resulting in a sale of an interest of Pegasus (Note 2), the signing of additional contracts and reseller agreements, and the expected proceeds from the sale of the KFP facility (Note 3) mitigate this risk. In order to further mitigate this risk, the Company intends to reduce expenditures as necessary and to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination, or other means. Management believes that its cash balances as of March 31, 2000, coupled with payments expected as noted above, the reduction in expenses, funds expected from current revenue contracts and potential sources of capital will be sufficient to fund the Company's operations through at least March 31, 2001.

         Net loss per common share for the three months ended March 31, 2000 and 1999 are based on the weighted average number of shares of common stock outstanding during the period, and excludes approximately 8,493,000 of potentially issuable common shares from common stock options, warrants and convertible debt as the effect would be anti-dilutive.

NOTE 2. CONTINGENT SALE OF INTEREST IN PEGASUS AND ISSUANCE OF PREFERRED STOCK OF PEGASUS

         On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus, on an as converted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. Pursuant to these agreements, on May 4, 2000 Kennecott purchased additional Pegasus Preferred Stock equivalent to an additional 2% interest in Pegasus, on an as converted basis, for $500,000. As a result of these transactions, at May 12, 2000, the ownership of Pegasus, on an as converted basis, is approximately as follows: KFx--72%, Pegasus management--20% and Kennecott Energy--8%. Kennecott Energy has the right to require KFx to repurchase the Pegasus Common Stock, or find another buyer, at any time before March 3, 2001, at a price equal to the greater of $1,000,000 or fair market value. Included in the agreements among KFx, Kennecott Energy and Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowing of Pegasus, and limiting the payment of dividends by Pegasus.

                                    KFX INC.

NOTE 3. INVESTMENT IN KFP

         As of May 9, 2000, the Company closed a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation (BKH) purchased the KFP Facility and received 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which, as of May 12, 2000, BKH has declined to exercise), and KFx granted BKH a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for $100,000, as a minimum purchase price, $150,000 in proceeds of an unsecured note payable to TCK on June 10, 2000, and future cash payments estimated at $1.4 million expected to be received over the next 30-45 days, (d) KFx retained its 5% royalty right related to the operations of the KFP Facility, received certain real and personal property from TCK and has negotiated a revenue-based service fee with BKH, (e) TCK is selling the remaining 2.25 million common shares of KFx it owns to private investors (of which approximately 1.1 million shares have been sold as of May 12, 2000) and has canceled the warrants it holds to purchase a control position in KFx's common stock. KFx and BKH are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems, including the addition of an incinerator to eliminate certain process waste streams, and to modify the plant to replace natural gas with waste coal as the facility's energy source. The cost to implement these plans is preliminarily estimated at $10 million to $12 million. If efforts to finalize plant modification plans and secure related capital are not successful by August 2000, BKH has the option to salvage the equipment and reclaim the site. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1.8 million, to the $1.5 million near term expected cash proceeds to KFx. In addition, the estimated $2.2 million value of the warrants issued to BKH was charged to expense effective December 31, 1999.

NOTE 4. NOTES PAYABLE TO THE STATE OF WYOMING

         Principal and interest under a promissory note ("Note") to the State of Wyoming ("Wyoming") in the amount of $500,000 was due February 29, 2000, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2000. On April 12, 2000, Wyoming granted the Company an extension until May 5, 2000, and on April 28, 2000, Wyoming granted a further extension to May 31, 2000, to renegotiate definitive repayment terms.

         Circumstances substantially identical to those in the preceding paragraph arose relative to a promissory note for $819,000 due to Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. On April 14, 2000, the Company's Chairman and his affiliate agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001.

NOTE 5. SEGMENT INFORMATION

         Consistent with its determination for the year ended December 31, 1999, KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus" segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel" segment). KFx evaluates the performance of its segments and allocates resources to them primarily based on net income (loss) and operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment.


         The tables below present information about revenues, net income (loss), cash used in operating activities, and segment assets used by KFx's Chairman and CEO, its chief operating decision maker, as of March 31, 2000 and 1999 and for the three-month periods then ended:

                                                                                          RECONCILING
             QUARTER ENDED                           PEGASUS              K-FUEL            ITEMS(a)       CONSOLIDATED
            --------------                         ----------          ----------         ------------     ------------
            MARCH 31, 2000
            --------------
    Operating Revenues..................           $  465,638                   --                --        $   465,538

    Net Loss...................................    $ (958,794)         $  (500,471)      $  (863,491)       $(2,322,756)

    Cash Used in Operating Activities.........     $ (394,554)         $   (12,608)      $(1,125,489)       $(1,532,617)

    Total Assets..............................     $3,302,483          $ 8,681,532       $ 1,252,154        $13,236,093

               MARCH 31, 1999
               --------------
    Operating Revenues........................     $  377,132          $   179,025                --        $   556,157

    Net Loss..................................     $ (742,754)         $  (632,341)      $  (871,029)       $(2,246,124)

    Cash Used in Operating Activities.....         $ (139,112)         $  (243,876)      $(1,055,041)       $(1,438,029)

    Total Assets..........................         $2,634,094          $11,403,235       $ 5,622,446        $19,659,775

(a) Consists primarily of KFx corporate office activities and consolidating entries.


NOTE 6. CONTINGENCIES

         On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden"), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFX, Link, Kobel and Sanden had entered into an agreement requiring KFX to acquire Link and that KFX breached such agreement. The complaint seeks damages in excess of $5.3 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a preliminary review of

                                    KFX INC.

the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFX intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.

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

                                    KFX INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q filing contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include risks and uncertainties. This Form 10-Q should be read in conjunction with the Company's Form 10-K/A for the year ended December 31, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein. The Company's actual results may differ materially from those anticipated in these forward-looking statements.

         The forward-looking statements contained in this filing include, among others, statements regarding expected proceeds from the sale of the KFP facility, expected investments in Pegasus Preferred Stock by Kennecott Energy, negotiations with Wyoming to extend the due date of certain notes, resumption of certain K-Fuel related contract revenue, potential expansions of product and service offerings and related potential sources of capital; expected K-Fuel technology licenses; other potential sources of funding; expected future operating results and financial condition; future recognition as revenue of NPS/Pegasus order backlog; benefits to customers of installing its NeuSIGHT combustion optimization software; benefits to potential customers of using K-Fuel; and anticipated markets for the Company's products and services. Important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, adverse market and various other conditions that could inhibit the Company's ability to obtain capital and other funding; competition and technological developments by competitors; lack of market interest in the Company's existing and any new products and services; changes in environmental, electric utility and other governmental regulations; actions of the Company's strategic partners; breadth or degree of protection available to the Company's intellectual property; availability of key management and skilled personnel; unanticipated problems that arise from research and development activities; cost overruns, delays and damage that may occur in developing, permitting, financing and constructing K-Fuel production facilities; and domestic and international economic and political conditions. The Company does not undertake to update, revise or correct any of the forward-looking statements.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

         On a per share basis, the net loss for the first quarter of 2000 was $.09, the same as for the first quarter of 1999. The net loss for the first quarter of 2000 of $2,322,756 was $76,632 (3%) higher than for the first quarter of 1999 primarily due to the net effect of (a) an increase in operating losses at Pegasus approximating $234,000 (32%) resulting from the continuing ramp up of this operation, (b) an increase in operating losses in the K-Fuel segment approximating $136,000 (39%) caused by the lack of revenue producing activity, and (c) a reduction of $268,378 in K-Fuel related losses from unconsolidated affiliates to $9,657, resulting from the suspension of operations at the Gillette K-Fuel commercial plant owned by KFP in mid 1999. The 2000 net loss includes $725,729 of non-cash charges.

         Consolidated revenues in the first quarter of 2000 declined as compared to the first quarter of 1999 by $90,519 (16%) due to the lack of K-Fuel contract revenues in 2000 compared to $179,025 in 1999, partially offset by an increase in Pegasus revenues of $88,506 (23%). The increase in Pegasus revenues results from an increase in the level of software installation activity as backlog is worked off. During the first quarter of 2000, fourteen jobs were in progress, compared to eleven during the first quarter of 1999. At May 12, 2000, Pegasus backlog of software license and installation contracts approximated $2.3 million, which is expected to be recognized as revenue during the next 12-18 months. The lack of K-Fuel contract revenue stems from TCK's suspension of operations at the KFP Facility in mid 1999 and certain administrative changes in 1999 at the third party research and development contracting agency, from which

                                    KFx INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

the company has historically derived K-Fuel-related research and development revenues. The U.S. Department of Energy has approved a $370,000 research proposal jointly sponsored by KFx and the third party contracting agency for the twelve months beginning March 1, 2000. Accordingly, these revenues are expected to resume in the second quarter of 2000.

         Consolidated operating costs and expenses in the first quarter of 2000 increased as compared to the first quarter of 1999 by $203,987 (9%) due to cost increases approximating $266,000 offset by costs reductions approximating $62,000. Cost increases included (a) an increase in Pegasus software installation costs of $132,915 (55%) resulting from higher activity levels and a greater use of subcontract installation services, and (b) a five-fold increase in Pegasus research and development costs to $121,243 caused by more focus on product improvements and new products. Offsetting these increases were (a) reductions in consolidated marketing, general and administrative costs of $17,057 (1%) due to approximately $64,000 (12%) of reductions in KFx costs partially offset by approximately $47,000 (7%) of increases in Pegasus costs and
(b) lower K-Fuel demonstration plant and laboratory operating costs of $33,490 (28%) due to the lack of revenue producing activity.

         Interest and other income declined by $55,628 primarily due to lower available cash balances for temporary investments.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2000 the Company used $1,532,617 of cash for its operating activities, compared to $1,438,029 in the first quarter of 1999. Included in the 2000 amount are (a) $543,027 of interest payments, (b) approximately $395,000 for Pegasus' operations, (c) approximately $13,000 for the operations of the K-Fuel segment, and (d) $582,000 for KFx's corporate activities.

         During the first quarter of 2000, the Company announced its desire to restructure its Debentures, which are convertible into KFx common stock at a conversion price of $3.65. As of May 12, 2000, Debentures with a face value of $1,650,000 have been converted into 452,049 shares of the Company's common stock at the contract conversion price of $3.65. Accordingly long-term debt has been reduced by $1,650,000, offset by a corresponding increase to stockholder's equity, less approximately $100,000 of related deferred debt issue costs.
The Company is continuing to evaluate alternatives to strengthen its balance sheet including ways to induce conversion of all or substantially all of the Debentures.

         On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy"), as described in Note 2 to the Consolidated Financial Statements, which has generated a total of $2,000,000 in cash investments by Kennecott Energy related to Pegasus and is expected to generate an additional $3,000,000 in cash investments in Pegasus through 2004, or earlier.

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

         As of May 9, 2000, the Company closed a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility, as described in Note 3 to the Consolidated Financial Statements. Pursuant to the agreements, the Company expects to receive cash payments estimated at $1.4 million over the next 30-45 days.

         As discussed in Note 4 to the Consolidated Financial Statements, Principal under a promissory note ("Note") to the State of Wyoming ("Wyoming") in the amount of $500,000 is due May 31, 2000. The Company is in discussions with Wyoming and is seeking an extension of principal payments on the Note through April 30, 2001 or later. There can be no assurance that such an extension will be granted by Wyoming. Circumstances substantially identical to those related to the Note arose relative to a promissory note for $819,000 due to Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. On April 14, 2000, the Company's Chairman and his affiliate agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001.

                                    KFX INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The Company expects its cash requirements over the remainder of 2000 with respect to day-to-day operations and debt service requirements to be satisfied by (a) cash on hand, which as of May 12, 2000 approximated $615,000;
(b) expected additional cash proceeds approximating $1.4 million from the KFP Sale, (c) approximately $1.0 million of Kennecott Energy's discretionary investments in Pegasus in connection with the achievement of milestones under the work plan, pursuant to provisions of the agreements executed in March 2000;
(d) potential investments in Pegasus from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company;
(f) potential fees from licensing new K-Fuel facilities; (g) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; (g) certain contract revenues relating to the K-Fuel demonstration plant and laboratory; and (h) unsecured borrowings from one or more of its directors and/or other parties.

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

         The Company and Kennecott Energy are continuing to work diligently on an optimal design for a 3 million ton-per-year K-Fuel plant and toward the objective of licensing such a plant within approximately the next 12 months. Such a license, if agreed to, would a generate gross initial license fee at the granting of the license approximating $4 million, or approximately $2.6 million in cash, net of related royalty obligations.

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

         In addition, from time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short-term basis, will continue to be available if needed.

         Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, under which the Company may only incur unsecured indebtedness of up to $8.0 million (of which approximately $911,000 was outstanding as of May 12, 2000) and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

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

                                    KFX INC.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A.
Sanden ("Sanden"), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFX, Link, Kobel and Sanden had entered into an agreement requiring KFX to acquire Link and that KFX breached such agreement. The complaint seeks damages in excess of $5.3 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a preliminary review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFX intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

         For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

(B) REPORTS ON FORM 8-K

         During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated March 7, 2000, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                    KFX INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KFX INC.

                                         /s/ SETH L. PATTERSON
                                         -----------------------------------
                                         SETH L. PATTERSON
                                         EXECUTIVE VICE PRESIDENT & CHIEF
                                         FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL AND ACCOUNTING
                                         OFFICER)

                                         DATE: MAY 19, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 27           Financial Data Schedule