Form 10-Q
period 2000-06-30
KFX INC
filed 2000-08-15
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     [ ]       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

-------------------------------------------------------------------------------


                         Commission file number 0-23634

                                    KFX INC.
 -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                              84-1079971
      --------------------------------          ----------------------------
      (State or other jurisdiction of               (I.R.S. employer
      incorporation or organization)              Identification number)


              1999 BROADWAY, SUITE 3200, DENVER, COLORADO USA 80202
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (303) 293-2992
 -----------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 14, 2000 there were 25,017,935 shares of the Registrant's common stock, $.001 par value, outstanding.




                                    KFX INC.
                           FORM 10-Q QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                       PAGE NO.
 PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Balance Sheets - June 30, 2000
               and December 31, 1999 (Unaudited)........................      3

          Consolidated Statements of Operations - Three Months Ended
               June 30, 2000 and 1999 (Unaudited).......................      4

          Consolidated Statements of Operations - Six Months Ended
               June 30, 2000 and 1999 (Unaudited).......................      5

          Consolidated Statements of Cash Flows - Six Months Ended
                   June 30, 2000 and 1999 (Unaudited)...................      6

          Notes to Consolidated Financial Statements (Unaudited)........      7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS...............................................     13

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK........................................     18

 PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS........................................     19

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......     19

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................     19

 SIGNATURES.............................................................     20


                                    KFX INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   UNAUDITED

                                                                          JUNE                   DECEMBER
                                                                        30, 2000                 31, 1999
                                                                  ---------------------        -------------

ASSETS
Current
     Cash and cash equivalents .............................        $    120,248              $    654,429
     Accounts receivable and unbilled revenue ..............             617,237                   697,572
     Prepaid expenses ......................................              50,572                    69,715
     Deferred job costs ....................................             244,137                   183,750
                                                                    ------------              ------------
      Total current assets .................................           1,032,194                 1,605,466
Property, plant and equipment, net of accumulated
depreciation ...............................................           1,739,193                 2,258,426
Patents, net of accumulated amortization ...................           2,093,567                 2,297,708
KFX Fuel  Partners,  LP investment  at estimated
recoverable value ..........................................           1,351,180                 1,527,048
Investment in K-Fuel, LLC ..................................             998,037                 1,171,585
Investment in Charco Redondo, LLC ..........................             629,238                   629,238
Goodwill, net of accumulated amortization ..................           1,974,987                 2,298,250
Debt issue costs, net of accumulated amortization ..........             901,433                 1,246,565
Prepaid royalty ............................................             498,000                   498,000
Other assets ...............................................             735,709                   735,709
                                                                    ------------              ------------
                                                                    $ 11,953,538              $ 14,267,995
                                                                    ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
     Accounts payable and accrued expenses .................        $  1,581,903              $    859,295
     Interest payable ......................................             439,470                   543,068
     Liability to issue warrants ...........................                --                   2,200,000
     Contingent sale of Pegasus Technologies Inc. ..........
     common stock ..........................................           1,000,000                      --
     Deferred revenue ......................................             729,131                   985,858
     Short term note payable to a director .................             150,000                      --
     Current maturities of long-term debt ..................             908,476                   891,167
                                                                    ------------              ------------
         Total current liabilities .........................           4,808,980                 5,479,388
Deferred income ............................................             804,354                 1,000,000
Long-term debt, less current maturities ....................             321,150                   484,625
Convertible debentures .....................................          16,250,000                17,000,000
                                                                    ------------              ------------
         Total liabilities .................................          22,184,484                23,964,013
                                                                    ------------              ------------
Commitments and contingencies
Minority interest ..........................................           1,000,000                      --
                                                                    ------------              ------------
Stockholders' equity (deficit)
    Preferred stock, $.001 par value, 20,000,000 shares
    authorized; none issued ................................                --                        --
Common stock, $.001 par value, 80,000,000 shares
    authorized; and 24,961,685 and 24,482,240 shares
    issued and outstanding .................................              24,962                    24,482
Additional paid-in capital .................................          52,917,495                49,080,632
Accumulated deficit ........................................         (64,173,403)              (58,801,132)
                                                                    ------------              ------------
         Total stockholders' equity (deficit) ..............         (11,230,946)               (9,696,018)
                                                                    ------------              ------------
                                                                   $ 11,953,538               $ 14,267,995
                                                                    ============              ============

                   The accompanying notes are an integral part
                    of these consolidated financial statement



                                 KFX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  UNAUDITED
                                                                          THREE MONTHS ENDED JUNE 30,
                                                                         2000                   1999
                                                                    -------------          ------------
OPERATING REVENUES
Pegasus software licenses and services .....................     $    760,554              $    329,559
K-Fuel contract revenue ....................................           99,976                    95,905

K-Fuel license fee .........................................             --                   1,000,000
                                                                 ------------              ------------
     Total operating revenues ..............................          860,530                 1,425,464
                                                                 ------------              ------------

OPERATING COSTS & EXPENSES
Costs of Pegasus software licenses and services ............          425,041                   251,261

K-Fuel royalty expense .....................................             --                     250,000
Marketing, general and administrative expenses .............        1,291,116                 1,394,838
Pegasus software research and development ..................          144,590                    77,804
K-Fuel demonstration plant and laboratory operations .......           90,653                   119,861
Depreciation and amortization ..............................          706,091                   688,039
                                                                 ------------              ------------
     Total operating costs and expenses ....................        2,657,491                 2,781,803
                                                                 ------------              ------------

OPERATING INCOME (LOSS) ....................................       (1,796,961)               (1,356,339)

Interest and other income (expense) ........................          (39,947)                  240,212
Interest expense ...........................................         (268,494)                 (289,637)
Accretion of Debenture premium .............................       (1,000,000)                     --
Equity in income (loss) of unconsolidated affiliates .......           55,887                  (129,454)
                                                                 ------------              ------------
Loss before income taxes ...................................       (3,049,515)               (1,535,218)
Income tax benefit .........................................             --                        --
                                                                 ------------              ------------

NET INCOME (LOSS) ..........................................     $ (3,049,515)             $ (1,535,218)
                                                                 ============              ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ................     $       (.12)             $       (.06)
                                                                 ============              ============

Weighted average common shares outstanding .................       24,940,000                23,952,000
                                                                 ============              ============

                   The accompanying notes are an integral part of these consolidated financial statements



                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   UNAUDITED
                                                                           SIX MONTHS ENDED JUNE 30,
                                                                         2000                   1999
                                                                    -------------          ------------
OPERATING REVENUES
Pegasus software licenses and services .....................         $  1,226,192              $    706,691
K-Fuel contract revenue ....................................               99,976                   274,930
K-Fuel license fee .........................................                 --                   1,000,000
                                                                                               ------------
     Total operating revenues ..............................            1,326,168                 1,981,621
                                                                     ------------              ------------

OPERATING COSTS & EXPENSES
Costs of Pegasus software licenses and services ............              798,291                   491,596

K-Fuel royalty expense .....................................                 --                     250,000
Marketing, general and administrative expenses .............            2,488,696                 2,609,476
Pegasus software research and development ..................              265,833                   100,608
K-Fuel demonstration plant and laboratory operations .......              176,760                   239,458
Depreciation and amortization ..............................            1,422,163                 1,380,931
                                                                     ------------              ------------
     Total operating costs and expenses ....................            5,151,743                 5,072,069
                                                                     ------------              ------------

OPERATING INCOME (LOSS) ....................................           (3,825,575)               (3,090,448)

Interest and other income (expense) ........................              (38,294)                  297,493
Interest expense ...........................................             (554,631)                 (580,898)
Accretion of Debenture premium .............................           (1,000,000)                     --
Equity in income (loss) of unconsolidated affiliates .......               46,230                  (407,489)
                                                                     ------------              ------------
Loss before income taxes ...................................           (5,372,270)               (3,781,342)
Income tax benefit .........................................                 --                        --
                                                                                               ------------

NET INCOME (LOSS) ..........................................         $ (5,372,270)             $ (3,781,342)
                                                                     ============              ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ................         $       (.22)             $       (.16)
                                                                     ============              ============

Weighted average common shares outstanding .................           24,747,000                23,952,000
                                                                     ============              ============

                   The accompanying notes are an integral part of these consolidated financial statements



                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    UNAUDITED
                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         2000                     1999
                                                                     -----------------        -----------

OPERATING ACTIVITIES
     Net loss ..............................................          $(5,372,270)             $(3,781,342)
     Adjustments to reconcile net loss to cash
       used in operating activities
            Depreciation and amortization ..................            1,422,163                1,380,931
            Equity in loss of unconsolidated affiliates ....              (46,230)                 407,489
            Accretion of Debenture premium
                                                                        1,000,000                     --
     Changes in operating assets and liabilities:
         Accounts receivable, unbilled revenue,
          and deferred job costs ...........................               19,947                  216,448
         Deferred revenue ..................................             (256,727)                  47,480
         Accounts payable and accrued expenses .............              722,608                  221,797
         Due to related parties ............................                                      (471,504)
         Deferred income ...................................                                     1,000,000
         Interest payable ..................................             (103,598)                 (51,233)
         Other assets ......................................               19,118                  205,748
                                                                      -----------              -----------
Cash used in operating activities ..........................           (2,594,989)                (824,186)
                                                                      -----------              -----------
INVESTING ACTIVITIES
     Purchases of equipment ................................              (35,381)                 (56,098)
     Pending patent applications ...........................             (107,644)                 (70,768)
     Contingent sale of subsidiary stock ...................            1,000,000                     --
     Investments in K-Fuel, LLC ............................                 --                 (1,000,000)
     Cash recovery of investment in KFx Fuel Partners LP ...              200,000                     --
     Other .................................................                 --                     (8,652)
                                                                      -----------              -----------
Cash provided by (used in) investing activities ............            1,056,975               (1,135,518)
                                                                      -----------              -----------
FINANCING ACTIVITIES
     Issuance of preferred stock in subsidiary .............            1,000,000                     --
     Short term notes issued ...............................              550,000                     --
     Payments on notes payable .............................             (546,167)                (214,208)
                                                                      -----------              -----------
Cash provided by (used in) financing activities ............            1,003,833                 (214,208)
                                                                      -----------              -----------

Increase (decrease) in cash and cash equivalents ...........             (534,181)              (2,173,912)
Cash and cash equivalents, beginning of period .............              654,429                5,649,992
                                                                      -----------              -----------
Cash and cash equivalents, end of period ...................          $   120,248              $ 3,476,080
                                                                      ===========              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest......................................          $   658,114              $   632,131
                                                                      ===========              ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Six Months Ended June 30, 2000:
    Convertible Debentures with a face value of $1,750,000 were converted, under the stated terms of $3.65 per share, into 479,445 shares of the Company's common stock resulting in an addition to stockholders' equity approximating $1,637,000, net of a pro rata portion of unamortized debt issue costs. Warrants valued at $2,200,000 to purchase 1.3 million shares of KFx common stock at $3.65 per share were issued in the second quarter of 2000; see Note 3.

Six Months Ended June 30, 1999:
    None

The accompanying notes are an integral part of these consolidated financial statements



                                    KFX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.      BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFx" or the "Company"), its wholly-owned subsidiary, KFX Wyoming Inc., and its majority-owned subsidiaries, Pegasus
Technologies, Inc. ("Pegasus"), KFX Technology, Inc. ("KFxT"), and
Heartland Fuels Corporation. The Company's 51% interest in K-Fuel, L.L.C. ("K-Fuel, LLC") and its 5% interest in KFX Fuel Partners, L.P. ("KFP") are accounted for as equity investments as the Company does not have the authority or ability to independently control or manage these entities. All significant intercompany transactions have been eliminated in consolidation. See Note 3 related to the Company's investment in KFP.

    The consolidated financial statements at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current year presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1999 included in the Company's Form 10-K/A. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three and six months ended
June 30, 2000 are not necessarily indicative of the results of operations expected for the year ended December 31, 2000.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $12,730,000, $6,784,000 and $5,095,000 in 1999, 1998
and 1997, respectively, incurred an additional loss of $5,372,000 in the six months ended June 30, 2000, and had an accumulated deficit of $64,173,000 as of June 30, 2000. These factors coupled with the need for additional financing to fund planned growth in the business raise doubt about whether the Company can continue as a going concern.

    The Company's transaction with Kennecott Energy resulting in a sale of an interest of Pegasus (Note 2), the signing of additional contracts and reseller agreements, and the expected proceeds from the sale of the KFP facility (Note 3) mitigate this risk. In order to further mitigate this risk, the Company intends to reduce expenditures as necessary and to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination, or other means. Management believes that its cash balances as of June 30, 2000, coupled with payments expected as noted above, the reduction in expenses, funds expected from current revenue contracts and potential sources of capital will be sufficient to fund the Company's operations through at least June 30, 2001.

    Net loss per common share for the three and six month periods ended June 30, 2000 and 1999 are based on the weighted average number of shares of common stock outstanding during the period, and excludes approximately 8,425,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company's net loss would be anti-dilutive.



                                    KFX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 2. CONTINGENT SALE OF INTEREST IN PEGASUS AND ISSUANCE OF PREFERRED STOCK OF PEGASUS

    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus, on an as converted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. Pursuant to these agreements, on May 4, 2000 Kennecott purchased at a price of $500,000 additional Pegasus Preferred Stock equivalent to an additional 2% interest in Pegasus, on an as converted basis. As a result of these transactions, at August 14, 2000, the ownership of Pegasus, on an as converted basis, is approximately as follows: KFx--72%, Pegasus management--20% and Kennecott Energy--8%. Kennecott Energy has the right to require KFx to repurchase the Pegasus Common Stock, or find another buyer, at any time before March 3, 2001, at a price equal to the greater of $1,000,000 or fair market value. Included in the agreements among KFx, Kennecott Energy and Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowing of Pegasus, and limiting the payment of dividends by Pegasus.

NOTE 3.      INVESTMENT IN KFP

    As of May 9, 2000, the Company closed a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility.
Pursuant to the agreements (a) a subsidiary of Black Hills Corporation
(BKH) purchased the KFP Facility and received 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which, through August
14, 2000, BKH has declined to exercise), and KFx granted BKH a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for $100,000, as a minimum purchase price, $150,000 in proceeds of an unsecured note payable to TCK on June 10, 2000, and future cash payments estimated at $1.4 million (all of which had been received as of August 3, 2000), (d) KFx increased its K-Fuel royalty interest related to the operations of the KFP Facility from 3% to 5% and received certain real and personal property from TCK, (e) TCK was to sell the remaining 2.25 million common shares of KFx it owns to private investors (all of which have been sold as of August 3, 2000) and has canceled the warrants it holds to purchase a control position in KFx's common stock. KFx and BKH are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems, including the addition of an incinerator to eliminate certain process waste streams. The cost to implement these plans is currently estimated at $6 million to $8 million. These plans no longer include an estimated $4 million for additional modifications designed to replace natural gas with waste coal as the plant's energy source, since such modifications are not currently considered necessary. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1.8 million, to the $1.5 million near term expected cash proceeds to KFx. In addition, the estimated $2.2 million value of the warrants issued to BKH was charged to expense effective December 31, 1999; the warrants were issued at the closing on May 9, 2000.



                                    KFX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 4.      NOTES PAYABLE TO THE STATE OF WYOMING

    Principal and interest under a promissory note ("Note") to the State of Wyoming ("Wyoming") in the amount of $500,000 was due February 29, 2000, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2000. In exchange for current interest payments, Wyoming has granted the Company extensions, most recently to August 31, 2000, to allow the parties time to renegotiate definitive repayment terms.

    Circumstances substantially identical to those in the preceding paragraph arose relative to a promissory note for $819,000 due to Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. On
April 14, 2000, the Company's Chairman and his affiliate agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001. Such note has been extended on terms identical to those described in the preceding paragraph.

NOTE 5. SEGMENT INFORMATION

    Consistent with its determination for the year ended December 31, 1999, KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus" segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel" segment). KFx evaluates the performance of its segments and allocates resources to them primarily based primarily on net income (loss) and operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment.

    The tables below presents revenue, net income (loss), cash used in operating activities, and segment asset information as of June 30, 2000 and 1999 and for the three and six month periods then ended:


               QUARTER ENDED
               -------------                                               RECONCILING
                                             PEGASUS         K-FUEL          ITEMS(A)        CONSOLIDATED
                                             -------         ------          --------         ------------
               JUNE 30, 2000
               -------------
Operating Revenues ................     $    760,554      $     99,976             --        $    860,530

Operating Income (Loss) ...........     $   (785,700)     $   (392,410)    $   (618,851)     $ (1,796,961)

Net Income (Loss) .................     $   (844,423)     $   (379,857)    $ (1,825,235)     $ (3,049,515)

Cash Provided by (Used in)
Operating Activities ..............     $   (741,034)     $     88,041     $   (409,379)     $ (1,062,372)

Total Assets ......................     $  3,009,305      $  8,252,855     $    691,378      $ 11,953,538

           JUNE 30, 1999
Operating Revenues ................     $    329,559      $  1,095,905             --        $  1,425,464

Operating Income (Loss) ...........     $   (847,394)     $    315,053     $   (823,998)     $ (1,356,339)

Net Income (Loss) .................     $   (869,972)     $    185,599     $   (850,845)     $ (1,535,218)

Cash Provided by (Used in)
Operating Activities ..............     $   (859,472)     $  1,937,376     $    176,125      $  1,254,029

Total Assets ......................     $  3,072,934      $ 11,577,875     $  4,772,470      $ 19,423,279



                                    KFX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)



                                                                                   RECONCILING
             SIX MONTHS ENDED                       PEGASUS           K-FUEL          ITEMS(A)          CONSOLIDATED
             ----------------                       -------           ------     -----------------      ------------

               JUNE 30, 2000
               -------------
Operating Revenues .........................     $  1,226,192      $     99,976               --       $  1,326,168


Operating Income (Loss) ....................     $ (1,744,919)     $   (883,211)      $ (1,197,445)    $ (3,825,575)

Net Income (Loss) ..........................     $ (1,803,216)     $   (880,328)      $ (2,688,726)    $ (5,372,270)

Cash Provided by (Used in)
Operating Activities .......................     $ (1,135,773)     $     75,433       $ (1,534,649)    $ (2,594,989)

Total Assets ...............................     $  3,009,305      $  8,252,855       $    691,378     $ 11,953,538

               JUNE 30, 1999
               -------------
Operating Revenues .........................     $    706,691      $  1,274,930               --       $  1,981,621


Operating Income (Loss) ....................     $ (1,573,025)     $    (39,253)      $ (1,478,170)    $ (3,090,448)

Net Income (Loss) ..........................     $ (1,612,726)     $   (446,742)      $ (1,721,874)    $ (3,781,342)

Cash Provided by (Used in)
Operating Activities .......................     $   (998,584)     $  1,205,035       $ (1,030,637)    $   (824,186)

Total Assets ...............................     $  3,072,934      $ 11,577,875       $  4,772,470     $ 19,423,279

(a) Consists primarily of KFx corporate office activities and consolidating entries.

NOTE 6.  NOTES PAYABLE TO DIRECTORS

         During six months ended June 30, 2000, the Company borrowed $550,000 under short term unsecured notes payable to a director bearing interest at 11.5% and personally guaranteed by the Company's Chairman. At June 30, 2000 the unpaid balance of these notes was $150,000, due October 1, 2000. In addition, in July 2000. one of the Company's directors agreed to loan up to $400,000 to Pegasus on an unsecured basis at prime plus 2%, due December 2000. The terms of the agreement include a warrant to purchase new common stock of Pegasus equivalent to 1.5% of its currently outstanding common stock, at a price based on a $25 million estimated valuation of Pegasus.

NOTE 7.  DEBENTURE PREMIUM

             At June 30, 2000 the Company recorded a cumulative charge of $1,000,000 to correct previously unrecorded accretion of the 12% premium on its 6% Convertible Debentures ("Debentures"). Although the Company is working to encourage conversion of the Debentures, there is no assurance that the Debentures will be converted prior to maturity on July 31, 2002; accordingly, accretion of this premium is required under generally accepted accounting principles. The impact of this correction on each of the quarters since the Debentures were issued in July 1997 was not material. Accordingly, the correction has been recorded in the second quarter of 2000.



                                    KFX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 8. CONTINGENCIES

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

         In late July 2000 Pegasus received a letter from a competitor alleging unspecified infringement of several patents that it alleges it owns or to which it alleges it has exclusive license rights. Pegasus has notified its licensor, to the extent that any alleged infringement relating to software programs licensed by Pegasus could thereby be subject to the indemnification provisions of the license agreement between Pegasus and the licensor. Management and counsel of Pegasus and its licensor have initiated a review of the patents referenced by the competitor. Based on preliminary results, management believes that the allegations are without merit and management intends to defend its rights vigorously. Accordingly, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

    As part of the restructured bond agreement with the State of Wyoming (Wyoming) in 1994, Energy Brothers Holding, Inc., an affiliate of the Company, and the Company's Chairman executed a promissory note to Wyoming for $819,000, with annual interest at 6 percent. The Company has agreed to indemnify both Energy Brothers Holding, Inc. and its Chairman to the extent that payments are made to Wyoming under the agreement. See also Note 4. In addition, the Company entered into a royalty agreement with Wyoming, which requires the Company to pay Wyoming 12% of its domestic K-Fuel license and royalty revenue. The rate decreases to 6% when cumulative payments under the royalty agreement total $5 million.

    In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman's royalty is now 25% of the Company's worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights.

    The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company's North American royalty proceeds.

    Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and subject to certain other limitations.

    From time to time the Company and its subsidiaries are named as defendants in litigation or become aware of potential adverse litigation that are routine to the nature of their business. Although the final outcome of such matters cannot be predicted with certainty, based on an ongoing review of such matters with counsel, management does not believe that the ultimate outcome of such matters will have a material adverse impact of the results of operations or financial position of the Company.


                                    KFX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 9.  RECENT ACCOUNTING PRONOUNCMENTS

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The effective date of SAB 101 has been deferred until the fourth quarter of 2000. Management is evaluating the impact of SAB 101 on its accounting policies.



                                    KFX INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q filing contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include risks and uncertainties. This Form 10-Q should be read in conjunction with the Company's Form 10-K/A for the year ended December 31, 1999 and Form 10-Q for the quarter ended March 31, 2000 and the Business-Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections included in these filings. The Company's actual results may differ materially from those anticipated in these forward-looking statements.

    The forward-looking statements contained in this filing include, among others, statements regarding potential results of current discussions under a principles of agreement, expected investments in Pegasus Preferred Stock by Kennecott Energy, negotiations with Wyoming to extend the due date of certain notes, potential expansions of product and service offerings and related potential sources of capital; expected K-Fuel technology licenses; other potential sources of funding; expected future operating results and financial condition; future recognition as revenue of NPS/Pegasus order backlog; benefits to customers of installing its NeuSIGHT combustion optimization software; benefits to potential customers of using K-Fuel; and anticipated markets for the Company's products and services. Important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, adverse market and various other conditions that could inhibit the Company's ability to obtain capital and other funding; competition and technological developments by competitors; lack of market interest in the Company's existing and any new products and services; changes in environmental, electric utility and other governmental regulations; actions of the Company's strategic partners; breadth or degree of protection available to the Company's intellectual property; availability of key management and skilled personnel;
unanticipated problems that arise from research and development activities; cost overruns, delays and damage that may occur in developing, permitting, financing and constructing K-Fuel production facilities; and domestic and international economic and political conditions. The Company does not undertake to update, revise or correct any of the forward-looking statements.


OVERVIEW

         As recently announced, Pegasus has entered into a principles of agreement with a major international supplier of equipment and information technology services to the power generation industry to create a marketing alliance and to consider a possible merger. If the related discussions progress satisfactorily, there is potential to consummate certain transactions that are under consideration which, in turn, could provide the Company the basis to undertake steps to significantly improve its balance sheet. The Company expects to be able to announce additional details about this matter in the near future.

         The growth potential of Pegasus' operations are beginning to be realized with Pegasus revenues for the first half of 2000 already at 80% of the level for the entire 1999 year. Pegasus' revenues for the second quarter of 2000 of $761,000 was 2.3 times the level of the second quarter of 1999 and 1.6 times the level of the first quarter of 2000. To continue Pegasus' revenue growth, management is aggressively pursuing additional potential orders, several of which are expected to extend to multiple boiler units of existing customers, and which are expected to be placed in the coming months. At August 14, 2000 the backlog of unfilled orders approximated $1.9 million, which are expected to generate revenue over the next 6 to 18 months.

         The consolidated operating loss in the second quarter of 2000 was $232,000 lower than in the first quarter of 2000 due primarily to a $174,000 reduction in Pegasus' operating losses. The improvement in Pegasus' operating loss resulted principally from a $243,000 improvement in gross margin derived primarily from the use of a reseller's installation staff on a training basis at no cost and other cost reduction measures in connection with revisions in a third party installation arrangement. Comparing 2000 to 1999, excluding the $750,000 net impact of the 1999 K-Fuel license fee from Kennecott Energy Company ("Kennecott Energy"), consolidated operating income for the first half of 2000 was approximately the same as the first half of 1999.


                                    KFX INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Additional significant developments during the first half of 2000 include (a) the March closing of a transaction with Kennecott Energy for investment in Pegasus, (b) the May closing of a series of transactions with Black Hills Corporations (BKH) intended to initiate the redevelopment of the 500,000 ton-per-year K-Fuel commercial production facility near Gillette, WY and (c) the late March 2000 resumption of K-Fuel related research and development contract revenues. Through August 14, 2000, Kennecott has invested $2 million in Pegasus, including a $1 million purchase of common stock of Pegasus held by KFx. Through August 3, 2000, the Gillette K-Fuel facility related transactions had generated approximately $1.6 million of cash for KFx, which has resulted in a full realization of the recoverable value of the Company's related investment, after the 1999 impairment writedown. At present KFx, BKH, and certain other parties are working to finalize arrangements to commence the redevelopment of the facility, which is now expected to require capital expenditures of approximately $6 million to $8 million and approximately six months to complete.

         In addition, KFx is continuing discussions with Kennecott Energy relative to optimizing the design of a 3 million ton-per-year K-Fuel production facility. It should also be noted that increasing scrutiny of the potentially harmful effects to human health of mercury emissions from coal-fired utility boilers is underway at various environmental regulators and legislative bodies, including the Environmental Protection Agency and the US Congress, with federal regulations generally expected to be finalized later this year. Independent tests of K-Fuel indicate that it contains .01 to .03 part per million mercury (ppm), compared to 3 to 5 ppm mercury content of most other coals. The use of K-Fuel will facilitate the avoidance by the power generation industry of the high capital cost and operating cost associated with most other mercury removal technologies. Industry sources have estimated the capital cost and annual operating costs of mercury scrubbing equipment for a 500 MW generating station at $20 million and $8 million, respectively. The near term potential for mercury emission regulations is expected to stimulate significant interest in K-Fuel from the power generation industry.

         As disclosed in Note 7 to the Consolidated Financial Statements, the second quarter of 2000 includes a $1,000,000 non cash, non operational cumulative charge to correct the previously unrecorded accretion of the 12% premium on its 6% Convertible Debentures. This maturity premium will only be paid if the Debentures are not converted prior to their maturity in July 2002.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

    The operating loss for the second quarter of 2000 of $1,797,000 was $441,000 (32%) higher than for the second quarter of 1999 primarily due to the net effect of (a) the lack of a K-Fuel license in 2000, which contributed $750,000 in operating income in 1999, offset by (b) a reduction in KFx corporate level general and administrative costs of $205,000, (c) $62,000 of improvement in Pegasus' operating losses and (d) approximately $34,000 of improvement in the operating performance of the K-Fuel demonstration plant and laboratory operation, as its contract revenues have resumed. Pegasus' improvement stemmed from (a) an improvement in gross margin of $257,000 (due to factors discussed above) offset by (b) increased focus on research and development activities triggering $67,000 of additional expense, (c) additional marketing and overhead costs of $84,000 to support Pegasus growth and (d) a $37,000 increase in goodwill amortization associated with KFx's purchase of certain minority Pegasus interests in August of 1999. In addition to the above variances, on a net loss basis, the second quarter comparison includes (a) the 2000 Debenture premium accretion discussed above, (b) approximately $204,000 in non cash other income in 1999 not recurring in 2000 and (c) a reduction of approximately $105,000 in losses from KFP as operations at KFP's Gillette plant were suspended in mid 1999. The 2000 second quarter net loss of $3,050,000 includes $268,000 of interest expense and $706,000 of depreciation and amortization charges.



                                    KFX INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Consolidated revenues in the second quarter of 2000 declined as compared to the second quarter of 1999 by $565,000 (40%) due to a $1 million K-Fuel license fee recognized only in 1999, partially offset by an increase in Pegasus revenues of $431,000 (131%). The increase in Pegasus revenues results from an increase in the level of software installation activity and increased efficiencies as backlog is worked off. During the second quarter of 2000, 14 jobs were in progress, compared to 11 during the second quarter of 1999.

    Consolidated operating costs and expenses in the second quarter of 2000 declined as compared to the first quarter of 1999 by $124,000 (4%) due primarily to the net effect of (a) a $174,000 (69%) increase in Pegasus' cost of software licenses and services triggered by the corresponding revenue growth, (b) the lack of K-Fuel royalty expense in 2000, which was $250,000 in 1999, (c) a decline in marketing, general and administrative expense of $104,000 (7%) due to corporate level cost reductions at KFx of $180,000, partially offset by the cost increases at Pegasus approximating $84,000, and (d) an increase in Pegasus' research and development costs of $67,000 (86%), due to increased focus on development of new products and enhancement to existing products.


RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

    The operating loss for the first half of 2000 of $3,826,000 was $735,000 (24%) higher than for the first half of 1999 primarily due to the net effect of (a) the lack of a K-Fuel license in 2000, which contributed $750,000 in operating income in 1999, (b) a reduction in KFx corporate level general and administrative costs of $281,000, (c) $234,000 of additional 2000 Pegasus' operating losses incurred in the first quarter comparison offset by $62,000 of corresponding improvement in the second quarter, as discussed above, and (d) $145,000 of additional loss of the K-Fuel demonstration plant and laboratory incurred in the first quarter of 2000, as compared to the first quarter of 1999, offset by approximately $34,000 of improvements in the 2000 to 1999 second quarter comparison, due to the March 2000 resumption of revenues. Triggered by factors similar to those discussed above, Pegasus' additional losses stemmed from (a) an improvement in gross margin of $213,000 offset by (b) $165,000 of additional research and development expense, (c) additional marketing and overhead costs of $131,000 and (d) a $73,000 increase in goodwill amortization. In addition to the above variances, on a net loss basis, the first half comparison includes (a) the 2000 Debenture premium accretion discussed above, (b) a $336,000 reduction in interest and other income for reasons similar to those discussed above and due to reduced cash balances available for temporary investment, and (c) elimination of 1999's $340,000 in losses from KFP as operations at KFP's Gillette plant were suspended in mid 1999. The 2000 first half net loss of $5,372,000 includes $555,000 of interest expense and $1,422,000 of depreciation and amortization charges.

    Consolidated revenues in the first half of 2000 declined as compared to the first half of 1999 by $655,000 (33%) due to (a) a $1 million K-Fuel license fee recognized only in 1999, (b) a $179,000 decline in K-Fuel contract revenues in the 2000 while certain contract activities had been suspended as discussed above, and (c) an increase in Pegasus revenues of $520,000, (73%) for reasons discussed above.

    Consolidated operating costs and expenses in the first half of 2000 increased slightly as compared to the first half of 1999 by $80,000 (2%) due primarily to the net effect of (a) a $307,000 (62%) increase in Pegasus' cost of software licenses and services triggered by the corresponding revenue growth, (b) the lack of K-Fuel royalty expense in 2000, which was $250,000 in 1999, (c) a decline in marketing, general and administrative expense of $121,000 (5%) due to corporate level general and administrative cost reductions at KFx of $244,000, partially offset by the cost increases at Pegasus by $131,000, and (d) the increase in Pegasus' research and development costs of $165,000 (165%).


                                    KFX INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    During the first half of 2000, the Company used $2,595,000 of cash for its operating activities, compared to $824,000 in the first half of 1999.
Included in the 1999 amount is $1,000,000 of K-Fuel license fee income and an additional $1,000,000 related cash payment from Kennecott Energy that was invested in K-Fuel, LLC, neither of which were experienced in 2000. Excluding these amounts, there was a reduction in cash used for operating activities of $229,000 resulting from cost control and cash conservation measures. Included in the 2000 amount is (a) $658,000 of KFx interest payments, (b) $1,136,000 for Pegasus' operations, (c) $75,000 of cash provided by the K-Fuel segment's demonstration plant and laboratory, and
(d) $877,000 for KFx's corporate activities.

         As noted above, Pegasus has recently entered into a principles of agreement with a major international supplier of equipment and information technology services to the power generation industry to create a marketing alliance and to consider a possible merger. If the related discussions progress satisfactorily, there is potential to consummate certain transactions that are under consideration which, in turn, could provide the Company the basis to undertake steps to significantly improve its balance sheet. The Company expects to be able to announce additional details about this matter in the near future. In addition, with the assistance of its investment bankers, the Company is pursuing alternatives to raise capital for Pegasus and to address the need to improve balance sheet.

    During the first quarter of 2000, the Company announced its desire to induce conversion of its Debentures, which are convertible into KFx common stock at a conversion price of $3.65. As of August 14, 2000, Debentures with a face value of $1,750,000 have been converted into 479,445 shares of the Company's common stock at the contract conversion price of $3.65. Accordingly, excluding the Debenture premium accretion, long-term debt has been reduced by $1,750,000, offset by a corresponding increase to stockholder's equity, less approximately $113,000 of related deferred debt issue costs. The Company is continuing to evaluate alternatives to strengthen its balance sheet including ways to induce conversion of all or substantially all of the Debentures.

    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy"), as described in Note 2 to the Consolidated Financial Statements, which, through August 14 2000 has generated a total of $2,000,000 in cash investments by Kennecott Energy related to Pegasus and is expected to generate an additional $3,000,000 in cash investments in Pegasus through 2004, or earlier. Included in the agreements among KFx, Kennecott Energy and Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, and limiting the payment of dividends by Pegasus.

    As of May 9, 2000, the Company closed a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility, as described in Note 3 to the Consolidated Financial Statements. Pursuant to the agreements, at August 3, 2000 the Company had received cash payments approximating $1.6 million, approximating the estimated recoverable value of the Company's investment in KFP.

    As discussed in Note 4 to the Consolidated Financial Statements, the promissory note ("Note") to the State of Wyoming ("Wyoming") in the amount of $500,000 is due August 31, 2000. The Company is in discussions with Wyoming to seek additional extensions of principal payments on the Note. There can be no assurance that such extensions will be granted by Wyoming. The term of a promissory note for $819,000 due to Wyoming by KFx's Chairman and one of his affiliates has been similarly extended. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. On April 14, 2000, the Company's Chairman and his affiliate agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001.

                                    KFX INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The Company expects its cash requirements over the remainder of 2000 with respect to day-to-day operations and debt service requirements to be satisfied by (a) cash on hand, which as of August 14, 2000 approximated $678,000; (b) $1,000,000 of Kennecott Energy's discretionary investments in Pegasus in connection with the achievement of milestones under the work plan, pursuant to provisions of the agreements executed in March 2000; (c) certain contract revenues relating to the K-Fuel demonstration plant and laboratory; and (d) unsecured short term borrowings for the Company and/or Pegasus from one or more of its directors (which at August 14, 2000 approximated $250,000 from two directors) and/or other parties. Additional potential sources of cash included
(a) potential investments in Pegasus from interested participants in the power generation industry; (b) potential debt and/or equity offerings of the Company;
(c) potential fees from licensing new K-Fuel facilities; and (d) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry.

    The Company and Kennecott Energy are continuing to work diligently on an optimal design for a 3 million ton-per-year K-Fuel plant and toward the objective of licensing such a plant within approximately the next 6 months. Such a license, if agreed to, would a generate gross initial license fee at the granting of the license approximating $5 million, or approximately $2.6 million in cash, net of the 1999 prepayment by Kennecott of $1 million and approximately $1.4 million of total royalty obligations.

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

    Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, under which the Company may only incur unsecured indebtedness of up to $9.75 million (of which approximately $750,000 was outstanding as of August 14, 2000) and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

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

    In late July 2000 Pegasus received a letter from a competitor alleging unspecified infringement of several patents that it alleges it owns or to which it alleges it has exclusive license rights. Pegasus has notified its licensor, to the extent that any alleged infringement relating to software programs licensed by Pegasus could thereby be subject to the indemnification provisions of the license agreement between Pegasus and the licensor. Management and counsel of Pegasus and its licensor have initiated a review of the patents referenced by the competitor. Based on preliminary results, management believes that the allegations are without merit and management intends to defend its rights vigorously. Accordingly, management does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of the Company was held on June 22, 2000 for the principal purposes of (a) electing three directors to the Board of Directors and (b) ratifying the selection of PricewaterhouseCoopers LLP as the Company's independent accountant for the year ending December 31, 2000.

         The following votes were cast by shareholders with respect to the election of directors named in the Company's Proxy Statement, dated May 17, 2000, for the Annual Meeting:

Nominee             Shares Voted For    Shares Voted Against   Shares Abstained
-------             ----------------    --------------------   ----------------

Vincent N. Cook           15,778,549                   5,400             58,265
David H. Russell          15,783,899                      50             58,265
Stanley G. Tate           15,776,049                   7,900             58,265


         The following votes were cast by shareholders with respect to the ratification of PricewaterhouseCoopers LLP as the Company's independent accountant for the year ending December 31, 2000:

                       Shares Voted For   Shares Voted Against Shares Abstained

PricewaterhouseCoopers   15,794,614             36,700              10,900
 LLP

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

    For electronic filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

    During the quarter ended June 30, 2000, the Company did not file any Current Reports on Form 8-K.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KFX INC.

                         /s/ SETH L. PATTERSON
                         -------------------------------

                             SETH L. PATTERSON
                             EXECUTIVE VICE PRESIDENT & CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                             DATE: AUGUST 15, 2000