Form 10-Q
period 2000-09-30
KFX INC
filed 2000-11-14
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

        3300 EAST 1ST AVENUE, SUITE 290, DENVER, COLORADO USA 80206
                 (Address of principal executive offices)

                               (303) 293-2992
            (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 13, 2000 there were 25,115,280 shares of the Registrant's common stock, $.001 par value, outstanding.



                                  KFX INC.
                         FORM 10-Q QUARTERLY REPORT
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                             TABLE OF CONTENTS


                                                                                         PAGE NO.
 PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Balance Sheets - September 30, 2000
            and December 31, 1999 (Unaudited)..................................             3

          Consolidated Statements of Operations - Three Months Ended
            September 30, 2000 and 1999 (Unaudited)............................             4

          Consolidated Statements of Operations - Nine Months Ended
            September 30, 2000 and 1999 (Unaudited)............................             5
          Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 2000 and 1999 (Unaudited)...........................              6
          Supplemental Disclosure of Non-Cash Investing and Financing
            Activities (Unaudited)............................................              7
          Notes to Consolidated Financial Statements (Unaudited)...............             8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.....................................................             14

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK..............................................             19

 PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS..............................................             20

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................             20

 SIGNATURES ..................................................................             21




                                  KFX INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                                     UNAUDITED
                                                                          SEPTEMBER             DECEMBER
                                                                          30, 2000              31, 1999
                                                                  ---------------------        -------------
   ASSETS
   Current
        Cash and cash equivalents.............................           $     278,893             $     654,429
        Accounts receivable and unbilled revenue...............                562,062                   697,572
        Prepaid expenses.......................................                 51,779                    69,715
        Deferred job costs.....................................                210,188                   183,750
                                                                      -----------------          ---------------
         Total current assets..................................              1,102,922                 1,605,466
   Property, plant and equipment, net of accumulated
   depreciation................................................              1,477,154                 2,258,426
   Patents, net of accumulated amortization....................              2,051,483                 2,297,708
   KFX Fuel  Partners,  LP investment  at estimated  recoverable
   value.......................................................                      -                 1,527,048
   Investment in K-Fuel, LLC...................................                853,239                 1,171,585
   Investment in Charco Redondo, LLC...........................                629,238                   629,238
   Goodwill, net of accumulated amortization...................              1,813,359                 2,298,250
   Debt issue costs, net of accumulated amortization...........                806,762                 1,246,565
   Prepaid royalty.............................................                498,000                   498,000
   Other assets................................................                716,004                   735,709
                                                                      -----------------         ----------------
                                                                           $ 9,948,161              $ 14,267,995
                                                                          =============            =============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current
        Accounts payable and accrued expenses .................            $ 1,780,803            $      859,295
        Interest payable.......................................                231,713                   543,068
        Liability to issue warrants............................                      -                 2,200,000
        Contingent sale of Pegasus Technologies Inc.
        common stock...........................................              1,000,000                         -
        Deferred revenue.......................................                539,186                   985,858
        Short term note payable to a director..................                218,849                         -
        Current maturities of long-term debt...................                898,476                   891,167
                                                                       ----------------         ----------------
            Total current liabilities..........................              4,669,027                 5,479,388
   Deferred income.............................................                658,962                 1,000,000
   Long-term debt, less current maturities.....................                321,150                   484,625
   Convertible debentures......................................             16,341,500                17,000,000
                                                                        ---------------           --------------
            Total liabilities..................................             21,990,639                23,964,013
                                                                        ---------------           --------------
   Commitments and contingencies
   Minority interest...........................................              1,715,041                         -
                                                                             ---------                         -
   Stockholders' equity (deficit)
       Preferred stock, $.001 par value, 20,000,000 shares
       authorized; none issued.................................                      -                         -
   Common stock, $.001 par value, 80,000,000 shares
       authorized; and 25,017,935 and 24,482,240 shares
       issued and outstanding..................................                 25,018                    24,482
   Additional paid-in capital..................................             53,122,751                49,080,632
   Accumulated deficit.........................................            (66,905,288)              (58,801,132)
                                                                         --------------           ---------------
            Total stockholders' equity (deficit)...............            (13,757,519)               (9,696,018)
                                                                         --------------           ---------------
                                                                           $ 9,948,161             $  14,267,995
                                                                         ==============           ==============
                The accompanying notes are an integral part
                 of these consolidated financial statements




                                  KFX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       UNAUDITED
                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                               2000                   1999
                                                                         -------------            ------------
   OPERATING REVENUES
   Pegasus software licenses and services....................          $       375,379           $    524,184
   K-Fuel contract revenue...................................                  129,417                 35,320
                                                                           ------------------   -------------
        Total operating revenues.............................                  504,796                559,504
                                                                      -----------------        --------------

   OPERATING COSTS & EXPENSES
   Costs of Pegasus software licenses and services...........                  467,564                353,478
   Marketing, general and administrative expenses............                1,315,585              1,525,499
   Pegasus software research and development.................                  189,820                108,373
   K-Fuel demonstration plant and laboratory operations......                  101,080                 96,962
   Depreciation and amortization.............................                  690,702                661,145
                                                                      -----------------       ---------------
        Total operating costs and expenses...................                2,764,751              2,745,457
                                                                       ----------------        --------------

   OPERATING INCOME (LOSS)...................................               (2,259,955)            (2,185,953)

   Interest and other income (expense).......................                    9,541                 23,980
   Interest expense..........................................                 (366,434)              (288,999)
   Accretion of debenture premium............................                  (91,500)                     -
   Equity in income (loss) of unconsolidated affiliates......                  (23,537)               (42,567)
                                                                        -----------------      ---------------
   Loss before income taxes..................................               (2,731,885)            (2,493,539)
   Income tax benefit........................................                        -                      -
                                                                        ------------------     ----------------

   NET INCOME (LOSS).........................................            $  (2,731,885)          $ (2,493,539)
                                                                        ===============         ==============

   BASIC AND DILUTED NET LOSS PER COMMON SHARE...............            $       (0.11)          $      (0.10)
                                                                         ==============          =============

   Weighted average common shares outstanding................               24,998,000             24,155,000
                                                                         ==============           ===========




                The accompanying notes are an integral part
                 of these consolidated financial statements



                                  KFX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       UNAUDITED
                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2000                   1999
                                                                       -------------          ------------
   OPERATING REVENUES
   Pegasus software licenses and services....................           $    1,601,571         $   1,230,875
   K-Fuel contract revenue...................................                  229,393               310,250
   K-Fuel license fee........................................                        -             1,000,000
                                                                        ---------------        -------------
        Total operating revenues.............................                1,830,964             2,541,125
                                                                        ---------------        --------------

   OPERATING COSTS & EXPENSES
   Costs of Pegasus software licenses and services...........                1,265,855                845,074

   K-Fuel royalty expense....................................                        -                250,000
   Marketing, general and administrative expenses............                3,804,281              4,135,475
   Pegasus software research and development.................                  455,653                208,981
   K-Fuel demonstration plant and laboratory operations......                  277,840                336,420
   Depreciation and amortization.............................                2,112,865              2,041,576
                                                                      -----------------       ---------------
        Total operating costs and expenses...................                7,916,494              7,817,526
                                                                       ----------------        --------------

   OPERATING INCOME (LOSS)...................................               (6,085,530)            (5,276,401)

   Interest and other income (expense).......................                  (28,753)               321,473
   Interest expense..........................................                 (921,065)              (869,897)
   Accretion of debenture premium............................               (1,091,500)                     -
   Equity in income (loss) of unconsolidated affiliates......                   22,693               (450,056)
                                                                         -------------        ----------------
   Loss before income taxes..................................               (8,104,155)            (6,274,881)
   Income tax benefit........................................                        -                      -
                                                                         ---------------       ---------------

   NET INCOME (LOSS).........................................            $  (8,104,155)          $ (6,274,881)
                                                                         ==============          =============

   BASIC AND DILUTED NET LOSS PER COMMON SHARE...............            $       (0.33)          $      (0.26)
                                                                         ==============          =============

   Weighted average common shares outstanding................               24,831,000             24,020,000
                                                                       ================         =============



                The accompanying notes are an integral part
                 of these consolidated financial statements




                                  KFX INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    UNAUDITED
                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2000                     1999
                                                                     -----------------        -----------

OPERATING ACTIVITIES
     Net loss................................................               $(8,104,155)      $(6,274,881)
     Adjustments to reconcile net loss to cash
       used in operating activities
            Depreciation and amortization....................                 2,112,865         2,041,576
            Equity in (income) loss of unconsolidated
              affiliates......................................                  (22,693)          450,056
            Accretion of debenture premium...................                 1,091,500                 -
            Amortization of debt discount....................                    89,889                 -
            Common stock and warrants issued for services                       205,313            13,125
     Changes in operating assets and liabilities:
         Accounts receivable, unbilled revenue,
          and deferred job costs.............................                   109,072          273,276
         Deferred revenue....................................                  (446,672)               -
         Accounts payable and accrued expenses...............                   921,483          546,345
         Due to related parties .............................                         -         (456,966)
         Interest payable....................................                  (311,355)        (278,245)
         Deferred income.....................................                                  1,000,000
         Other...............................................                    37,643           10,038
                                                                             ------------    ------------
Cash used in operating activities............................                (4,323,110)      (2,675,676)
                                                                             ------------    ------------
INVESTING ACTIVITIES
     Purchases of equipment..................................                   (51,854)         (79,190)
     Pending patent applications.............................                  (221,453)        (136,716)
     Contingent sale of subsidiary stock.....................                 1,000,000                -
     Investments in K-Fuel, LLC..............................                         -       (1,000,000)
     Investments in KFx Fuel Partners LP.....................                         -         (267,446)
     Cash recovery of investment in KFx Fuel Partners LP.....                 1,527,048                -
Cash provided by (used in) investing activities..............                 2,253,741       (1,483,352)
                                                                             -----------     -------------
FINANCING ACTIVITIES
     Issuance of preferred stock in subsidiary...............                 1,500,000                -
     Short term notes payable issued to directors............                   750,000                -
     Short term notes payable to directors repaid............                 (400,000)
     Payments on notes payable...............................                 (156,167)         (219,207)
                                                                             -----------      -----------
Cash provided by (used in) financing activities..............                1,693,833          (219,207)
                                                                             -----------      -----------

Increase (decrease) in cash and cash equivalents.............                 (375,536)        (4,378,235)
Cash and cash equivalents, beginning of period...............                  654,429          5,649,992
                                                                          --------------      ------------
Cash and cash equivalents, end of period.....................            $     278,893        $ 1,271,757
                                                                         ==============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest..................................            $   1,148,531        $ 1,148,142
                                                                         ==============       ===========



                The accompanying notes are an integral part
                 of these consolidated financial statements



                                  KFX INC.
               SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
                    AND FINANCING ACTIVITIES (UNAUDITED)


Nine Months Ended September 30, 2000:

    Convertible Debentures with a face value of $1,750,000 were converted, under the stated terms of $3.65 per share, into 479,445 shares of the Company's common stock resulting in an addition to stockholders' equity approximating $1,637,000, net of a pro rata portion of unamortized debt issue costs. Warrants valued at $2,200,000 to purchase 1.3 million shares of KFx common stock at $3.65 per share were issued in the May, 2000; see
Note 3. In July, 2000, in connection with obtaining a $400,000 unsecured line of credit from a KFx director, Pegasus issued warrants valued at $215,000 to purchase new shares of it common stock equivalent to 1.5% of its then outstanding common stock; see Note 6. Through September 30, 2000, $83,889 of related expense was recorded. In July, 2000, the Company issued 56,250 shares of its common stock for financial consulting services valued at $205,313.

Nine Months Ended September 30, 1999:

         During August 1999, the Company issued 527,000 of its common stock in exchange for an additional 15% interest in Pegasus Technologies, Limited. This transaction was recorded based on the average price of KFx common shares shortly before the transaction was completed, which approximated $1.45 per share. Accordingly, the additional investment in Pegasus was recorded at approximately $763,000.




























                The accompanying notes are an integral part
                 of these consolidated financial statements


                                  KFX INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.      BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFx" or the "Company"), its wholly-owned subsidiary, KFX Wyoming Inc., and its majority-owned subsidiaries, Pegasus Technologies, Inc. ("Pegasus"), KFX Technology, Inc. ("KFxT"), and Heartland Fuels Corporation. The Company's 51% interest in K-Fuel, L.L.C. ("K-Fuel, LLC") is accounted for as an equity investment as the Company does not have the authority or ability to independently control or manage this entity. All significant intercompany transactions have been eliminated in consolidation. See Note 3 related to the Company's investment in KFX Fuel Partners, L.P. ("KFP").

    The consolidated financial statements at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current year presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 1999 included in the Company's Form 10-K/A. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations expected for the year ended December 31, 2000.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $12,730,000, $6,784,000 and $5,095,000 in 1999, 1998
and 1997, respectively, incurred an additional loss of $8,104,000 in the nine months ended September 30, 2000, and had an accumulated deficit of $66,905,000 as of September 30, 2000. These factors coupled with the need for additional financing to fund planned growth in the business raise doubt about whether the Company can continue as a going concern.

    The Company's transaction with Kennecott Energy resulting in a sale of an interest in Pegasus (Note 2), the signing of additional contracts and reseller agreements, and the proceeds from the sale of the KFP facility (Note 3) mitigate this risk. In order to further mitigate this risk, the Company has been and intends to continue to reduce expenditures as necessary and to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination, or other means. Management believes that its cash balances as of September 30, 2000, the reduction in expenses, funds expected from current revenue contracts and various potential sources of capital being pursued will be sufficient to fund the Company's operations through at least September 30, 2001.

    Basic and diluted net loss per common share for the three and nine month periods ended September 30, 2000 and 1999 are based on the weighted average number of shares of common stock outstanding during the period, and exclude approximately 9,724,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company's net loss per share would be anti-dilutive.

NOTE 2. CONTINGENT SALE OF INTEREST IN PEGASUS AND ISSUANCE OF PREFERRED STOCK OF PEGASUS

    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus, on an as converted and diluted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted and diluted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. Pursuant to these agreements, at September 30, 2000 Kennecott has purchased at a price of $1,000,000 additional Pegasus Preferred Stock equivalent to an additional 5% interest in Pegasus, on an as converted basis. As a result of these transactions, at September 30, 2000, the ownership of Pegasus, on an as converted basis, is approximately as follows: KFx--70%, Pegasus management--19% and Kennecott Energy--11%. Kennecott Energy has the right to require KFx to repurchase the Pegasus Common Stock, or find another buyer, at any time before March 3, 2001, at a price equal to the greater of $1,000,000 or fair market value. Included in the agreements among KFx, Kennecott Energy and Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowing of Pegasus, and limiting the payment of dividends by Pegasus.

NOTE 3.  INVESTMENT IN KFP

    As of May 9, 2000, the Company closed a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation
(BKH) purchased the KFP Facility and received 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which, through November 13, 2000, BKH has declined to exercise), and KFx granted BKH a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for $100,000, as a minimum purchase price, $150,000 in proceeds of an unsecured note payable to TCK on June 10, 2000, and future cash payments estimated at $1.4 million (all of which was received by August 3, 2000), (d) KFx received certain real and personal property from TCK, (e) TCK was to sell the remaining 2.25 million common shares of KFx it owned to private investors (all of which was sold by August 3, 2000) and has canceled the warrants it holds to purchase a control position in KFx's common stock. KFx and BKH are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems. The cost to implement these plans is currently estimated at $2 million. These plans no longer include an estimated $4 million for additional modifications designed to replace natural gas with waste coal as the plant's energy source nor an estimated $4 million to $6 million for the addition of an incinerator to eliminate certain process waste streams, since such modifications are not currently considered necessary under the current operating plan. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1.8 million, to the $1.5 million near term expected cash proceeds to KFx. In addition, the estimated $2.2 million value of the warrants issued to BKH was charged to expense effective December 31, 1999; the warrants were issued at the closing on May 9, 2000.

NOTE 4.  NOTES PAYABLE TO THE STATE OF WYOMING

    Principal and interest under a promissory note ("Note") to the State of Wyoming ("Wyoming") in the amount of $500,000 was due February 29, 2000, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2000. Since that time through September 30, 2000, the Company and Wyoming have negotiated a series of monthly extensions coupled with monthly interest payments and a 2% reduction of principal. On October 10, 2000, the Company and Wyoming entered into an amended promissory note ("Amended Note") which provides for monthly principal reductions equal to 1% of the February 29, 2000 balance and monthly interest payments through the end of January 2001, with the remaining principal balance at that time of $470,000 due in full on March 1, 2001.

    Wyoming has also confirmed in a letter dated October 10, 2000 its willingness to convey to KFx its K-Fuel royalty rights, upon full payment of the Amended Note (including the similarly amended note discussed in the following paragraph), subject to certain conditions. See also Note 8.

    Circumstances substantially identical to those in the first paragraph of this Note 4 arose relative to a promissory note for $819,000 due to Wyoming by KFx's Chairman and one of his affiliates, which also provides that the debt will deemed paid in full if on or prior to the due date $3,000,000 of royalties have been paid to Wyoming. Through September 30, 2000, no royalties have been paid to Wyoming. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. On April 14, 2000, the Company's Chairman and his affiliate agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001. This note has been extended and amended in substantially the same manner and on substantially the same terms as discussed in the preceding paragraph.

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

    The tables below presents revenue, net income (loss), cash used in operating activities, and segment asset information as of September 30, 2000 and 1999 and for the three and nine month periods then ended:


               QUARTER ENDED                                                    RECONCILING
                                              PEGASUS             K-FUEL        ITEMS(A)               CONSOLIDATED
            SEPTEMBER 30, 2000

    Operating Revenues..............          $   375,379     $     129,417               -           $     504,796

    Operating Income (Loss).........          $(1,051,274)    $    (379,312)         $(829,369)       $  (2,259,955)

    Net Income (Loss)...............          $(1,150,750)    $    (399,900)         $ (1,181,235)    $  (2,731,885)

    Cash Provided by (Used in)
    Operating Activities............          $  (595,541)    $    (88,670)         $ (1,043,910)     $  (1,728,121)

    Total Assets                              $ 2,764,433     $  4,978,093         $ 2,205,635        $   9,948,161

            SEPTEMBER 30, 1999
    Operating Revenues..............          $   524,184     $       35,320                 -        $     559,504

    Operating Income (Loss).........          $  (681,893)    $    (481,940)         $ (1,022,120)    $  (2,185,853)

    Net Income (Loss)...............          $  (715,278)    $    (524,542)      $(1,253,719)      $  (2,493,539)

    Cash Provided by (Used in)
    Operating Activities............          $  (248,831)    $     (25,444)      $ (1,588,197)     $    (1,862,472)

    Total Assets                              $2,980,449      $   11,162,360        $3,403,300        $  17,546,109



                                                                                RECONCILING
             NINE MONTHS ENDED                PEGASUS             K-FUEL        ITEMS(A)               CONSOLIDATED
             -----------------                -------             ------        -----------------      ------------

            SEPTEMBER 30, 2000
    Operating Revenues..............         $ 1,601,571      $     229,393           -               $      1,830,964


    Operating Income (Loss).........         $(2,796,194)     $  (1,262,523)    $(2,026,813)          $  (6,085,530)

    Net Income (Loss)...............         $(2,953,967)     $  (1,280,228)         $(3,869,960)     $  (8,104,155)

    Cash Provided by (Used in)
    Operating Activities............         $(1,731,314)        $   (13,237)       $(2,578,559)      $  (4,323,110)

    Total Assets                             $  2,764,433       $ 4,978,093         $ 2,205,635       $   9,948,161

            SEPTEMBER 30, 1999
    Operating Revenues..............         $ 1,230,875      $    1,310,250    -                     $   2,541,125

    Operating Income (Loss).........         $(2,254,918)     $   (521,193)          $(2,500,290)     $  (5,276,401)

    Net Income (Loss)...............         $(2,328,004)     $    (971,284)         $(2,975,593)     $  (6,274,881)

    Cash Provided by (Used in)
    Operating Activities............         $(1,247,415)     $   1,179,590         $(2,607,851)      $  (2,675,676)

    Total Assets                             $ 2,980,449      $ 11,162,360          $  3,403,300      $    17,546,109

(a) Consists primarily of KFx corporate office activities and consolidating entries.


NOTE 6.  NOTES PAYABLE TO DIRECTORS

         During the nine months ended September 30, 2000, the Company borrowed $550,000 under short term unsecured notes payable to a director bearing interest at 11.5% and personally guaranteed by the Company's Chairman. At September 30, 2000 the unpaid balance of these notes was $150,000, due December 31, 2000.

         In addition, in July 2000, one of the Company's directors agreed to loan up to $400,000 to Pegasus on an unsecured basis at prime plus 2%, due January 2001. The balance due under this note at September 30, 2000 was $200,000. The terms of the agreement include a warrant, expiring in July 2003, to purchase 350,000 shares of new common stock of Pegasus equivalent to 1.5% of its currently outstanding common stock, at $1.07 per share, a price based on a $25 million estimated valuation of Pegasus. The value of the warrant, estimated at $215,000 using the Black-Scholes valuation model, was recorded as debt discount and is being amortized to interest expense over the six month term of the agreement as a non cash expense. During the third quarter of 2000, $83,889 of this discount had been amortized.

NOTE 7.  DEBENTURE PREMIUM

             At June 30, 2000 the Company recorded a cumulative charge of $1,000,000 to correct previously unrecorded accretion of the 12% premium on its 6% Convertible Debentures ("Debentures"). Although the Company is working to encourage conversion of the Debentures, there is no assurance that the Debentures will be converted prior to maturity on July 31, 2002; accordingly, accretion of this premium is required under generally accepted accounting principles. The impact of this correction on each of the quarters since the Debentures were issued in July 1997 was not material. Accordingly, the correction was recorded in the second quarter of 2000 and premium accretion will be recorded in subsequent quarters, as appropriate.

NOTE 8. CONTINGENCIES

    On September 8, 2000 Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that was filed on August 14, 2000 in US District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion ("Pavilion's Lawsuit"). The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus' Answer"). In its Answer, Pegasus also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortious interference with business relationships and attempted monopolization in violation of Section 2 of the Sherman Antitrust Act ("Pegasus' Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. In coordination with its licensor, Pegasus intends to vigorously defend against the Pavilion infringement claims and to aggressively pursue its Counterclaims. Accordingly, although the disposition of this matter cannot be predicted with certainty, management does not believe that its ultimate outcome will have a material adverse effect on the Company's financial position or results of operations.

    On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden"), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFX, Link, Kobel and Sanden had entered into an agreement requiring KFX to acquire Link and that KFX breached such agreement. The complaint seeks damages in excess of $5.3 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFX intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.

    As part of the restructured bond agreement with the State of Wyoming ("Wyoming") in 1994, Energy Brothers Holding, Inc., an affiliate of the Company, and the Company's Chairman executed a promissory note to Wyoming for $819,000, with annual interest at 6 percent. The note provides that the debt will deemed paid in full if on or prior to the due date $3,000,000 of royalties have been paid to Wyoming. Through September 30, 2000, no royalties have been paid to Wyoming. The Company has agreed to indemnify both Energy Brothers Holding, Inc. and its Chairman to the extent that payments are made to Wyoming under the agreement. See also Note 4. In addition, the Company entered into a royalty agreement with Wyoming, which requires the Company to pay Wyoming 12% of its domestic K-Fuel license and royalty revenue. The rate decreases to 6% when cumulative payments under the royalty agreement total $5 million. See also Note 4.

    In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman's royalty is now 25% of the Company's worldwide royalty and license fee revenue, computed after the Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights.

    The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is also contingently liable to Fort Union for 20% of the Company's North American royalty proceeds.

    Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale of its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of Pegasus pretax income without regard to such royalty, subject to a maximum of $2.5 million and subject to certain other limitations.

    From time to time the Company and its subsidiaries are named as defendants in litigation or become aware of potential adverse litigation that are routine to the nature of their business. Although the final outcome of such matters cannot be predicted with certainty, based on an ongoing review of such matters with counsel, management does not believe that the ultimate outcome of such matters will have a material adverse impact on the results of operations or financial position of the Company.

NOTE 9.  RECENT ACCOUNTING PRONOUNCMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 prescribes accounting for changes in the fair value of derivatives. In July 1999, the FASB delayed the implementation date of this standard to all fiscal quarters of all fiscal years beginning after June 15, 2000. This delay was published as Statement of Financial Accounting Standards No. 137 ("SFAS 137"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). This statement addresses certain implementation difficulties related to SFAS 133. The Company is currently evaluating these statements and believes that they will not have a material impact on the Company's consolidated results of operations.

         The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in December 1999, providing further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB No. 101 until the Company's fourth quarter of fiscal 2000. In addition, on October 13, 2000, the SEC issued a Frequently Asked Question ("FAQ") with additional guidance regarding the implementation of SAB No. 101. The Company is currently evaluating the guidance and believes that it will not have a material impact on the Company's consolidated results of operations.

         In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock
Compensation an Interpretation of Accounting Principles Board Opinion No. 25 (APB 25)." FIN 44 clarifies the application of APB 25 and is currently effective. Adoption of this pronouncement has had no effect to the Company's consolidated results of operations.


                                  KFX INC.
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q filing contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that include risks and uncertainties. This Form 10-Q should be read in conjunction with the Company's Form 10-K/A for the year ended December 31, 1999 and Forms 10-Q for the quarters ended March 31, 2000 and June 30, 2000 and the Business-Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections included in these filings. The Company's actual results may differ materially from those anticipated in these forward-looking statements.

    The forward-looking statements contained in this filing include, among others, statements regarding potential orders for Pegasus products and services; impact on the financial condition of the Company of the expected ultimate outcome of pending litigation; potential results of current discussions under a principles of agreement; expected investments in Pegasus Preferred Stock by Kennecott Energy; the potential for Wyoming to transfer its K-Fuel royalty interests to KFx upon full payment of the amounts due to Wyoming; potential expansions of product and service offerings and related potential sources of capital; expected K-Fuel technology licenses; other potential sources of funding; expected future operating results and financial condition; future recognition as revenue of NPS/Pegasus order backlog; benefits to customers of installing its NeuSIGHT combustion optimization software; benefits to potential customers of using K-Fuel; and anticipated markets for the Company's products and services. Important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the final outcome of pending litigation; adverse market and various other conditions that could inhibit the Company's ability to obtain capital and other funding; competition and technological developments by competitors; lack of market interest in the Company's existing and any new products and services; changes in environmental, electric utility and other governmental regulations; actions of the Company's strategic partners; breadth or degree of protection available to the Company's intellectual property; availability of key management and skilled personnel; unanticipated problems that arise from research and development activities; cost overruns, delays and damage that may occur in developing, permitting, financing and constructing K-Fuel production facilities; and domestic and international economic and political conditions. The Company does not undertake to update, revise or correct any of the forward-looking statements.

OVERVIEW

         Pegasus' results have been significantly hampered in the third quarter of 2000, and may continue to be impacted, by the filing of a lawsuit by Pavilion Technologies, Inc. ("Pavilion"), a competitor, asserting that Pegasus infringed 26 patents allegedly issued to or licensed to Pavilion. After consultation with counsel, KFx and Pegasus management believe that these infringement allegations are objectively baseless and without merit. Pegasus employs it own proprietary computer code as well as computer code exclusively licensed to Pegasus for use in the power generation industry. Pursuant to an indemnification provision in the license agreement between Pegasus and the licensor, the licensor has agreed to defend Pegasus in this lawsuit. The Company has filed an answer denying the patent infringement claims and has asserted various counterclaims. In coordination with its licensor, Pegasus intends to vigorously defend against the Pavilion infringement claims and to aggressively pursue its counterclaims. The Company believes that the lawsuit was undertaken in an attempt to interfere with Pegasus' business relationships. Management is working closely with counsel and customers to minimize the disruption to Pegasus' marketing efforts that Pavilion's unfounded allegations have caused. These efforts are directed at providing appropriate assurances to customers in connection with an effort to finalize various pending orders as well as to maintain Pegasus marketing efforts in general.

         In addition, Pegasus results have been negatively impacted by additional costs incurred in connection with efforts to meet certain customer expectations in connection with finalizing certain NeuSIGHT installations, which has resulted in costs exceeding revenues on such contracts and in total in the third quarter of 2000. Despite these difficulties, Pegasus revenues for the first nine months of 2000 exceed its revenues for all of 1999 by approximately 4.2% and Pegasus earned a gross profit of $336,000, or 21%, for the first nine months of 2000.

         During the third quarter Pegasus signed a letter of intent for the installation of its flagship NeuSIGHT product at four coal-fired boiler units, with a total generating capacity of 1200 megawatts, at the Xibanpo power station in China, near Beijing. With the installation of NeuSIGHT at a power station in Poland nearing completion and the potential order in China, which is expected to be finalized soon, Pegasus is beginning to demonstrate the potential international demand for NeuSIGHT and related products. Excluding the potential China order, at November 13, 2000, the backlog of unfilled orders approximated $1.8 million, which are expected to generate revenue over the next 6 to 18 months.

         Pegasus entered into an agreement with Siemens Westinghouse Power Corporation in the third quarter to provide comprehensive solutions to the power generation industry. Siemens Westinghouse, Computer Associates International and Kennecott Energy are actively working with Pegasus on various marketing opportunities.

         In September 2000, Kennecott Energy invested another $500,000 into Pegasus, with a further $500,000 investment on November 2, 2000. This brings the total investment by Kennecott Energy in Pegasus to $3 million. The ownership of Pegasus at November 13, 2000 is approximately as follows:
KFx--68%, Pegasus management--19%, and Kennecott Energy --13%.

         Through its K-Fuel, LLC joint venture with Kennecott Energy Company, the Company and Kennecott Energy are addressing issues associated with an optimal design for a large-scale K-Fuel commercial production facility. Test of a new continuous reactor design for the facility have recently been conducted and have produced results to date generally meeting or exceeding expectations.

         Increasing scrutiny of the potentially harmful effects to human health of mercury emissions from coal-fired utility boilers is underway at various environmental regulators and legislative bodies, including the Environmental Protection Agency and the US Congress, with federal regulations generally expected to be finalized late this year. Independent tests of K-Fuel indicate that it contains .01 to .03 part per million (ppm) mercury, compared to 3 to 5 ppm mercury content of most other coals. The use of K-Fuel will facilitate the avoidance by the power generation industry of the high capital cost and operating cost associated with most other mercury removal technologies. Industry sources have estimated the capital cost and annual operating costs of mercury scrubbing equipment for a 500 megawatt generating station at $20 million and $8 million, respectively. The near term potential for mercury emission regulations is expected to stimulate significant interest in K-Fuel from the power generation industry.

         Plans for restart of Black Hills Corporation's 500,000 ton-per-year K-Fuel plant near Gillette, Wyoming are continuing to be refined. At present, the intent is to reduce the capital costs required to restart the plant to approximately $2 million by eliminating an estimated $4 million for additional modifications designed to replace natural gas with waste coal as the plant's energy source and an estimated $4 million to $6 million for the addition of an incinerator to eliminate certain process waste streams, since such modifications are not currently considered necessary under the current operating plan. Once this plan is finalized and implemented, the plant is expected to be restarted within approximately six months and the plant is expected to operate with significantly reduced process waste streams.


RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

    The operating loss for the third quarter of 2000 of $2,260,000 was $74,000 (3.4%) higher than for the third quarter of 1999 primarily due to the net effect of (a) an increase of $369,000 (54.2%) in Pegasus' operating losses, offset by (b) a reduction in KFx corporate level costs of $193,000 (18.9%), and (c) approximately $91,000 of improvement in the operating performance of the K-Fuel demonstration plant and laboratory operation, as its contract revenues have resumed. Pegasus' results stemmed from (a) a deterioration in gross margin of $263,000 (due to factors discussed above),
(b) increased focus on research and development activities triggering $81,000 (75.2%) of additional expense, and (c) a $37,000 increase in goodwill amortization associated with KFx's purchase of certain minority Pegasus interests in August of 1999. In addition to the above variances, on a net loss basis, the third quarter comparison includes (a) $92,000 of Debenture premium accretion in 2000, not recorded in 1999, and (b) a $77,000 increase from 1999 to 2000 in interest expense due to Pegasus short term borrowings in 2000. The 2000 third quarter net loss of $2,732,000 includes $366,000 of interest expense and $988,000 of depreciation and amortization and other non-cash charges.

    Consolidated revenues in the third quarter of 2000 declined as compared to the third quarter of 1999 by $55,000 (9.8%) due to a decline in Pegasus revenues of $149,000 (28.4%) as a result of the installation issues discussed above, offset by a $94,000 increase from the resumption of contract revenues at the K-Fuel demonstration plant and laboratory.

    Consolidated operating costs and expenses in the third quarter of 2000 increased as compared to the third quarter of 1999 by $19,000 (0.7%) due primarily to the net effect of (a) increased costs associated with Pegasus' installations approximating $114,000 (32.3%), (b) $210,000 (13.8%) of declines in marketing, general and administrative costs, including $18,000 (3.0%) at Pegasus due to a reduction in marketing staff and $192,000 (20.7%) at the corporate level and in the K-Fuel segment due to various cost reduction measures and (c) increases of $81,000 (75.2%) in Pegasus research and development, due to increased focus on development of new products and enhancement to existing products.


RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

    The operating loss for the first nine months of 2000 of $6,086,000 was $809,000 (15.3%) higher than for the first nine months of 1999 primarily due to the lack of a K-Fuel license in 2000, which contributed $750,000 in operating income in 1999. Pegasus' incurred $541,000 (24.0%) of additional losses in 2000 over 1999 due to (a) a deterioration in gross margin of $50,000 (13.0%), (b) additional marketing and overhead costs of $113,000 (5.6%), (c) $247,000 (118.0%) of additional research and development expense and (d) a $110,000 increase in goodwill amortization. Partially offsetting the additional Pegasus operating loss was a reduction in KFx corporate level general and administrative costs of $424,000 (20.0%). In addition to the above variances, on a net loss basis, the first nine month comparison includes (a) the 2000 debenture premium accretion of $1,092,000 discussed in Note 7 to the Consolidated Financial Statements and recorded in the third quarter of 2000, (b) a $293,000 reduction in interest and other income due to $204,000 of nonrecurring noncash income in the second quarter of 1999 and reduced cash balances available for temporary investment, and (c) elimination of 1999's $350,000 in losses from KFP as operations at KFP's Gillette plant were suspended in mid 1999. The 2000 nine month net loss of $8,104,000 includes $921,000 of interest expense and $3,410,000 of depreciation and amortization and other non-cash charges.

    Consolidated revenues in the first nine months of 2000 declined as compared to the first nine months of 1999 by $710,000 (27.9%) due to (a) a $1 million K-Fuel license fee recognized only in 1999, (b) an $81,000 decline in K-Fuel contract revenues in the 2000 while certain contract activities had been suspended, offset by (c) a $371,000 (30.1%) increase in Pegasus revenues due to a higher level of installation activity.

    Consolidated operating costs and expenses in the first nine months of 2000 increased as compared to the first nine months of 1999 by $99,000 (1.3%) due primarily to the net effect of (a) a $421,000 (49.8%) increase in Pegasus' cost of software licenses and services triggered, in part, by the corresponding revenue growth, (b) the lack of K-Fuel royalty expense in 2000, which was $250,000 in 1999, (c) a decline in marketing, general and administrative expense of $331,000 (8.0%) due to corporate level general and administrative cost reductions at KFx of $424,000 (20.0%), partially offset by the cost increases at Pegasus of $113,000 (5.6%) due to a higher marketing cost structure earlier in the year, (d) the increase in Pegasus' research and development costs of $247,000 (118.0%), (e) $61,000 of reduced costs at the K-Fuel demonstration plant and laboratory stemming from temporarily reduced contract activities, and (f) $71,000 of additional depreciation and amortization due primarily to $110,000 of additional Pegasus goodwill amortization triggered by KFx's purchase of certain minority interests in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 2000, the Company used $4,323,000 of cash for its operating activities, compared to $2,676,000 in the first nine months of 1999. Included in the 1999 amount are cash inflows related to a $1,000,000 K-Fuel license fee payment, offset by a $250,000 royalty expense payment, and an additional $1,000,000 related cash payment from Kennecott Energy that was invested in K-Fuel, LLC , none of which were experienced in 2000. Excluding these amounts, cash used for operating activities year to date in 2000 was slightly ($103,000) less than the corresponding period of 1999. Included in the 2000 amount are (a) $1,148,000 of KFx interest payments, (b) $1,731,000 used for Pegasus' operations, (c) $13,000 of cash used by the K-Fuel segment's demonstration plant and laboratory and related activities, and (d) $1,430,000 for KFx's corporate activities, including a intercompany account due from Pegasus of $352,000.

         During July 2000, Pegasus entered into a principles of agreement with a major international supplier of equipment and information technology services to the power generation industry to create a marketing alliance and to consider a possible merger. Merger discussions with this party were put on hold due to the Pavilion Lawsuit but joint marketing activities continue. In addition, with the assistance of its investment bankers, the Company is pursuing alternatives to raise capital for Pegasus and to address the need to improve Pegasus' as well as its consolidated balance sheet.

    During the first quarter of 2000, the Company announced its desire to induce conversion of its Debentures, which are convertible into KFx common stock at a conversion price of $3.65. As of November 13, 2000, Debentures with a face value of $1,900,000 have been converted into 520,540 shares of the Company's common stock at the contract conversion price of $3.65. Accordingly, excluding the Debenture premium accretion, long-term debt has been reduced by $1,900,000, offset by a corresponding increase to stockholder's equity, less approximately $120,000 of related deferred debt issue costs. The Company is continuing to evaluate alternatives to strengthen its balance sheet including ways to induce conversion of all or substantially all of the Debentures.

    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy"), as described in Note 2 to the Consolidated Financial Statements, which, through November 13, 2000 has generated a total of $3,000,000 in cash investments by Kennecott Energy related to Pegasus and is expected to generate an additional $2,000,000 in cash investments in Pegasus through 2004, or earlier. Included in the agreements among KFx, Kennecott Energy and Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, and limiting the payment of dividends by Pegasus.

    As of May 9, 2000, the Company closed a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility, as described in Note 3 to the Consolidated Financial Statements. Pursuant to the agreements, through the end of the third quarter the Company had received cash payments approximating $1.6 million, approximating the estimated recoverable value of the Company's investment in KFP.

    As discussed in Note 4 to the Consolidated Financial Statements, the promissory note ("Note") to the State of Wyoming ("Wyoming") with a balance of $485,000 at November 13, 2000 has been extended to March 1, 2001, subject to monthly payments of $5,000 in principal and interest approximating $2,700. The term of a promissory note with a November 13, 2000 balance of $794,000 due to Wyoming by KFx's Chairman and one of his affiliates has been similarly extended, subject to monthly payments of $8,190 in principal and interest approximating $4,000. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. On April 14, 2000, the Company's Chairman and his affiliate agreed that if any principal payments are required before April 30, 2001, that they will waive their rights under the indemnity until after April 30, 2001. Since principal and interest payments required under this note since the date of the waiver have been relatively small (approximately $58,000), the Company has elected to make payment without enforcing this waiver.

    The Company expects its cash requirements through September 30, 2001 with respect to day-to-day operations and debt service requirements to be satisfied by (a) cash on hand, which as of November 13, 2000 approximated $489,000; (b) certain contract revenues relating to the K-Fuel demonstration plant and laboratory; (c) unsecured short term borrowings for the Company and/or Pegasus from one or more of its directors (which at November 13, 2000 approximated $550,000 from two directors) and/or other parties, (d) potential investments in Pegasus from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company; (f) potential fees and related revenues from licensing Pegasus products and/or new K-Fuel facilities; and (g) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry.

    The K-Fuel, LLC joint venture between the Company and Kennecott Energy is continuing to work diligently on an optimal design for a large-scale K-Fuel plant and toward the objective of licensing such a plant. A license for a 3 million ton-per-year plant, if agreed to, would generate a gross initial license fee at the granting of the license approximating $5 million, or approximately $2.6 million in cash, net of the 1999 prepayment by Kennecott Energy of $1 million and approximately $1.4 million of total royalty obligations. Upon commencement of operations of the plant, an additional license fee approximating $5 million would be due in three equal annual installments and royalties on the sale of K-Fuel would commence. Both the additional license fee and royalties are also subject to appropriate royalty expense burden.

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

    Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, under which the Company may only incur unsecured indebtedness of up to $9.9 million (of which approximately $1 million was outstanding as of November 13, 2000) and indebtedness that is secured only by the assets of a particular project and is non-recourse to the Company and its subsidiaries.

    There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed or if Kennecott Energy elects to exercise its right, which expires on March 3, 2000, to sell the Pegasus common stock that it purchased from the Company back to the Company, the Company may default on payments when due.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 9 to the Consolidated Financial Statements for a discussion of the potential impact of recent accounting pronouncments.


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


                                  KFX INC.
                        PART II - OTHER INFORMATION
                         ITEM 1. LEGAL PROCEEDINGS

    On September 8, 2000 Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that was filed on August 14, 2000 in US District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion ("Pavilion's Lawsuit"). The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus' Answer"). In its Answer, Pegasus also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortious interference with business relationships and attempted monopolization in violation of
Section 2 of the Sherman Antitrust Act ("Pegasus' Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. In coordination with its licensor, Pegasus intends to vigorously defend against the Pavilion infringement claims and to aggressively pursue its Counterclaims. Accordingly, although the disposition of this matter cannot be predicted with certainty, management does not believe that its ultimate outcome will have a material adverse effect on the Company's financial position or results of operations.


    On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden"), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFX, Link, Kobel and Sanden had entered into an agreement requiring KFX to acquire Link and that KFX breached such agreement. The complaint seeks damages in excess of $5.3 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFX intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.

                  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

    Exhibit Number                                     Description
    27                                                 Financial Data Schedule


(B)  REPORTS ON FORM 8-K


    On September 22, 2000 the Company filed a Current Report on Form 8-K (Commission File No 0-23634) to report under Item 5 (Other Events) that on September 21, 2000, the Company issued a press release announcing that the licensor, from whom its Pegasus Technologies, Inc. ("Pegasus") subsidiary licenses the platform for Pegasus' principal product, had decided to accept the defense of Pegasus in a lawsuit filed by Pavilion Technologies, Inc. on August 14, 2000 alleging various unspecified claims of patent infringement.

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

                                                  DATE: NOVEMBER 13, 2000