Form 10-K
period 2000-12-31
KFX INC
filed 2001-04-17
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K


         (Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

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



       3300 EAST FIRST AVENUE, SUITE 290, DENVER, COLORADO USA 80206
                  (Address of Principal Executive Offices)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be cootained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of April 12, 2001, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $34,203,000. At April 12, 2001, 25,358,780 shares of common stock of the Registrant were outstanding.





-------------------------------------------------------------------------------


                             TABLE OF CONTENTS


-------------------------------------------------------------------------------



                                                                      Page No.
                                                                      -------
PART I
Item 1.      Business...................................................  3

Item 2.      Properties................................................. 27

Item 3.      Legal Proceedings.......................................... 28

Item 4.      Submission of Matters to a Vote of Security Holders........ 29

PART II

Item 5.      Market for Common Stock and Related
             Stockholder Matters........................................ 29

Item 6.      Selected Financial Data.................................... 30

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................ 30

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk. 38

Item 8.      Financial Statements and Supplementary Data................ 38

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures....................... 38

PART III

Item 10.     Directors and Executive Officers .......................... 39

Item 11.     Executive Compensation..................................... 39

Iuem 12.     Security Ownership of Certain Beneficial Owners and
             Management................................................. 39

Item 13.     Certain Relationships and Related Transactions............. 39

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K................................................... 40

SIGNATURES   ........................................................... 43




PART I

ITEM 1. BUSINESS

OVERVIEW

    KFX Inc. (the "Company" or "KFx"), a Delaware corporation formed in 1988, is engaged in developing and delivering various technology and service solutions to the electric power generation industry to facilitate the industry's (a) compliance with various air quality emission standards on a domestic as well as worldwide basis and (b) need to lower the cost of producing electricity, particularly domestically as the United States power industry undergoes deregulation and is transformed into a highly competitive business. Currently, the Company has technology solutions that enhance the output of coal-fired electric utility boilers while simultaneously reducing the related environmental impacts and facilitating compliance with various environmental standards, most importantly the Clean Air Act, as amended (the "CAA"). The Company currently considers its business to be in two operating segments, Pegasus Technologies, Inc. ("Pegasus") and K-Fuel(TM) Technology ("K-Fuel"), both of which serve the same end industry and provide similar benefits, but which have distinctly different technology bases. Prior to the acquisition of Pegasus in 1998, the Company operated only in the K-Fuel segment.

    Pegasus develops, markets, licenses and installs software that opuimizes the combustion performance of coal-fired electric utility boilers. Its NeuSIGHT(TM) ("NeuSIGHT") flagship product has been installed at 17 boiler units and is under installation or is scheduled to be installed at 11 boiler units, across the United States and Canada. In addition, a NeuSIGHT installation is nearing completion in Poland, installations at five additional boiler units in Poland are scheduled and an installation at one boiler unit in China was recently initiated. The NeuSIGHT installations underway or scheduled are expected to be completed within approximately the next 12-18 months. NeuSIGHT utilizes an artificial intelligence/neural network software platform licensed from a wholly-owned subsidiary of Computer Associates International ("CA") to interface with the process control system in coal-fired electric utility boiler units. The license agreement provides Pegasus perpetual, irrevocable, worldwide, exclusive rights for process monitoring and control applications in the electric utilities industry. NeuSIGHT collects real time operating data and builds a model of optimal boiler combustion performance, taking into account various safety, environmental and other constraints. NeuSIGHT can be set to optimize the reduction of various emissions, such as nitrogen oxide ("NOx"), a boiler's heat rate (a measure of boiler operating efficiency considering fuel consumed in comparison to electricity generated), and/or other boiler performance measures. NeuSIGHT provides the most benefit when operated in a closed loop mode, whereby automatic adjustments are made to various controllable factors, such as oxygen input. Pegasus is continuously pursuing the development of improvements to NeuSIGHT as well as complementary new products and services. Although not currently a product development or marketing focus, NeuSIGHT is expected to be adaptable to various non-coal fired boiler units as well.

    The Company's K-Fuel segment has developed and begun commercialization of its patented K-Fuel Technology, which is a process technology that uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel ("K-Fuel"). The K-Fuel Technology is generally regerred to as a coal beneficiation process, which refers to processes intended to produce, using run-of-mine coal as feedstock, fuels with improved energy and environmental values. The principal benefit of the K-Fuel Technology is that the fuel produced from the process can facilitate the efforts of electric power producers and other large-scale users of coal to meet the clean air standards imposed by the CAA. Based on various analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of NOX, sulfur dioxide (SO2), carbon dioxide (CO2), mercury and chlorine. KFx plans to license K-Fuel Technology domestically and internationally to various parties wishing to construct and operate K-Fuel production facilities and accordingly, earn related license fee income and product sale or production royalty income. In addition, KFx will consider negotiating for equity interests in selected K-Fuel production facilities operated by K-Fuel licensees in connection with its grant of a K-Fuel license. K-Fuel operations are conducted through KFx Inc. and certain of its subsidiaries.

    Summary financial information about each segment for 2000, 1999 and 1998 follows; for additional segment information see Note 17 to the Consolidated Financial Statements.

            2000                           Pegasus          K-Fuel
            ----                           -------          ------
            Operating Revenues           $ 1,894,994    $     229,776
            Operating Loss               $(4,131,294)   $  (2,216,959)
            Total Assets                 $ 3,242,295    $   3,278,160

            1999
            ----
            Operating Revenues           $ 1,536,884    $   1,313,916
            Operating Loss               $(3,266,584)   $  (1,055,085)
            Total Assets                 $ 3,457,574    $   9,052,687

            1998
            ----
            Operating Revenues           $ 1,328,491    $     892,094
            Operating Loss               $(1,234,038)   $  (1,674,101)
            Total Assets                 $ 3,230,954    $  11,843,799

     The Company will continue to consider various options to expand its business by adding other solutions (including technologies, products and services) to meet (a) the needs of the electric power industry as it is transformed by deregulation into a highly competitive industry and (b) the increasingly stringent environmental standards triggered by indications of global warming and other environmental concerns.

     Although the Company is pursuing various international opportunities in both segments, during each of the three years ended December 31, 2000, most of the Company's operating activities were conducted domestically. However, Pegasus generated revenues from Canadian customers approximating $119,000, $224,000 and $166,000 in 2000, 1999 and 1998, respectively.


PEGASUS

General

    In March 1998, the Company purchased a 60% interest in Pegasus Technologies Limited ("Pegasus Limited"), an Ohio limited liability company. Pegasus Limited had developed a software technology that optimizes the performance of coal-fired electric utility boilers. Pegasus' flagship product, NeuSIGHT, provides two primary benefits: improved combustion performance and reduction in NOX emissions. NOX is a primary component of ground level smog. See "Market Drivers--Domestic Market." Additional benefits of NeuSIGHT include (a) improvements in boiler efficiency (heat rate), which translate into lower fuel costs, as well as lower emissions of SO2 and CO2; (b) an increase in gross generating capacity, providing more electricity for the power company to sell; (c) lower carbon in the ash waste by-product, which can convert a related waste product disposal cost into a marketable ash product; and (d) improvements in opacity, which refers to the visible exhaust discharged from an emissions stack.

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

    In August 1998, the Company formed Net Power Solutions, LLC ("NPS"), a Delaware limited liability company, primarily to provide marketing and sales services to Pegasus Limited. From late 1998 through November 30, 1999, NPS hired and trained a marketing and sales staff, developed marketing programs and materials and generally performed the sales and marketing for Pegasus Limited. Pursuant to an agreement dated December 13, 1999, the members of Pegasus Limited and NPS including the Company, exchanged their membership interests in Pegasus Limited and NPS for shares of common stock of a new company, Pegasus Technologies, Inc., effective November 30, 1999. At November 30, 1999 and December 31, 1999, KFx held 75% of the outstanding common stock of Pegasus Technologies, Inc., with the 25% balance held by Pegasus management. Hereafter, references to Pegasus include the activities of Pegasus Limited and NPS prior to this exchange, as well as the subsequent activities of Pegasus Technologies, Inc. and its subsidiaries.

    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized Pegasus 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. Through December 31, 2000, Kennecott Energy had exercised its rights to purchase additional Pegasus Preferred Stock equivalent to an additional 6% as converted interest in Pegasus, for $1,500,000. In addition, during the fourth quarter of 2000, KFx purchased Pegasus Common Stock equivalent to an aqproximate 2.25% interest from one of the Pegasus founders in connection with his resignation. At December 31, 2000, the ownership of Pegasus on an as converted basis was approximately as follows: KFx--70.7%, Pegasus founders--16.5% and Kennecott Energy--12.8%. Through April 12, 2001, Kennecott Energy has exercised its rights to purchase additional Pegasus Preferred Stock equivalent to a 2 % as converted interest in Pegasus, for $500,000. Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at any time before March 3, 2001, which right was not exercised and has expired.

    On February 9, 2001, KFx closed a transaction with Evergreen Resources, Inc. ("Evergreen") under which KFx sold to Evergreen a portion of its Pegasus Preferred Stock investment in Pegasus, representing an approximate 8/8% as converted interest in Pegasus, for $1,500,000. KFx is obligated to repurchase this preferred stock for $2 million plus 6% of the repurchase price per annum on January 31, 2002, or earlier upon the occurrence of certain events, such as a change in control. Evergreen can elect to defer KFx's required repurchase date to January 31, 2003, which will trigger a right for it to purchase from KFx an additional interest in Pegasus. In certain circumstances, Evergreen can elect to exchange this interest in Pegasus, valued at $2 million plus 6% per annum, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1,000,000 shares of KFx Common Stock at $3.65 per share, subject to certain adjustments.

    As a result of the additional investments of Kennecott Energy in Pegasus Preferred Stock through April 12, 2001, KFx's sale of a portion of ius Pegasus Preferred Stock on February 9, 2001 to Evergreen and KFx's sales of Pegasus Preferred Stock to other private investors, the ownership of Pegasus at April 13, 2001 is approximately as follows: KFx--57.9%, Pegasus founders--16.0%, Kennecott Energy--14.9%, Evergreen Resources, Inc.--8.8% and other private investors--2.4%.

    In connection with the March 2000 transaction, Pegasus and Kennecott Energy also formed a Colorado limited liability company, Net Power Solutions, LLC ("Net Power Solutions"), to facilitate the combined marketing, on a non-exclusive basis, of technologies, products and services that can be provided by Kennecott Energy, Pegasus, KFx and other potential parties. Pegasus and Kennecott Energy own Net Power Solutions equally. Since its formation, Net Power Solutions has been involved in various joint marketing activities involving Kennecott Energy, Pegasus and KFx, but has incurred no expenses nor generated any revenues.

    In the fourth quarter of 2000, Pegasus introduced the enhanced NeuSIGHT 2001 version of its flagship product. NeuSIGHT 2001 features simple installation and configuration that lets the user drag and drop icons onto a design platform to configure its own system. During 2000, 1999 and 1998 Pegasus research and development expenses totaled $614,000, $336,000 and $138,000, respectively.

    As of April 13, 2001, Pegasus has firm unfilled sales commitments (backlog) for NeuSIGHT licenses and related installations at an estimated contract value of $2,522,000, which are generally expected to be filled within approximately the next 12-18 months. At April 14, 2000, such backlog approximated $2,549,000.

    During 2000, the following individual Pegasus clients accounted for greater than 10% each of consolidated revenues: Ameren/Union Electric--30%, Dairyland Power Cooperative--18% and American Electric Power--12%. During 1999, two individual Pegasus clients accounted for greater than 10% each of coosolidated revenues: Carolina Power & Light--19% and Houston Light & Power--11%. During 1998, three individual clients accounted for greater than 10% each of consolidated revenues, Houston Light & Power--22%, Ameren/Union Electric--13% and Cinergy--10%. Although the existence of such major clients is partly a result of Pegasus' limited customer base, management also believes it is an indication of the level of client satisfaction with Pegasus products and services since these relationships involve multiple license and installation contracts and two of the same clients are included in two of the three years of statistics.


Strategic Relationships

    In March 1999, Pegasus executed an agreement with Science Applications International Corporation (SAIC) providing SAIC with certain exclusive rights to install NeuSIGHT software in North America, as a subcontractor to Pegasus. Under the terms of the agreement, SAIC has the right to perform NeuSIGHT installations related to Pegasus license sales that Pegasus elects not to perform with its own staff. Subject to certain termination provisions covering performance and other matters, the agreement expires after SAIC completes 30 installations of NeuSIGHT or three years, whichever occurs first. In exchange for certain services, investments and preferred billing rates by SAIC, the agreement also provides for an equal sharing between Pegasus and SAIC of a defined measure of Pegasus gross profits derived from the installation services provided by SAIC to Pegasus customers under the agreement. Through December 31, 2000, no payments by Pegasus or related accruals have been required under these profit sharing provisions. On April 19, 2000, SAIC assigned its rights and obligations under this agreement to one of its affiliates, Data Systems & Solutions, LMC ("DS&S").

    During the first quarter of 2000, Pegasus entered into value added reseller ("VAR") agreements with Babcock & Wilcox ("B&W") and ABB Centrum ("ABB") providing for certain minimum purchases of NeuSIGHT licenses from Pegasus and providing B&W and ABB certain resale rights. Later in 2000, the B&W VAR agreement was amended to provide only for joint marketing activities and the provision of B&W installation personnel at preferred rates. In addition, in connection with the final testing of an installation for ABB at the Jawarzno power station in Poland, various previous agreements with ABB were revised to provide ABB with the exclusive resale rights in Poland and $500,000 of minimum purchases of NeuSIGHT by February 27, 2002. No revenue has been recognized from these agreements through December 31, 2000.

    Late in 2000, Pegasus took two steps to enter the market in the People's Republic of China ("China"). During the third quarter of 2000, Pegasus signed a letter of intent for the installation of its flagship NeuSIGHT product at four coal-fired boiler units, with a total generating capacity of 1200 megawatts, at the Xibanpo power station in China, near Beijing. In late November 2000, a firm order was received for the first of these installations, which was recently initiated. During the fourth quarter of 2000, Pegasus entered into a license agreement with BITCO Enterprises ("BITCO"), providing BITCO and certain affiliates with the exclusive right to market Pegasus' NeuSIGHT technology in the People's Republic of China in exchange for a nonrefundable $300,000 fee and future license fees. Pegasus and BITCO are negotiating the final terms of this agreement, which are to include minimum performance thresholds that must be met by BITCO in order to maintain the exclusive status. No revenue has been recognized from these agreements through December 31, 2000.

    Pegasus will pursue additional VAR and similar arrangements with appropriate parties as a means to quickly and cost effectively gain access to potential customers, particularly in foreign countries.

Intellectual Property

    NeuSIGHT utilizes a neural network technology licensed from a subsidiary of CA under an agreement which, among other terms, grants Pegasus a perpetual, irrevocable, world-wide, exclusive right and license for use in process monitoring and control applications in the electric utilities industry. Payments are made to CA for each neural network license sold, one of which is required for each NeuSIGHT installation. Through August 1999, CA was also a 15% owner of Pegasus, at which time CA sold such interest to KFx in exchange for 527,000 common shares of KFx; see Note 12 to the consolidated financial statements. The programming code that constitutes NeuSIGHT is a trade secret.

Competition

    Pegasus faces direct competition from approximately six companies that offer software products providing combustion optimization benefits to the emectric power industry.In addition, Pegasus faces indirect competition from a similar number of companies that offer control systems used to oqerate utility boiler units, which contain certain combustion optimization features. Management believes the NeuSIGHT software solution offers several competitive advantages over competitors' offerings. Most significantly, in a survey completed in December 1998 by Resource Data International, a subsidiary of the Financial Times, NeuSIGHT has been documented as providing greater benefits than competing products in the areas of NOx reduction and heat rate improvement. In addition, NeuSIGHT has demonstrated ao ability to operate in closed-loop supervisory mode for extended time periods without intervention.

    NeuSIGHT's neural network model is considerably more extensive and therefore more effective than competing products, through its ability to manage higher volumes of input variables (up to 7 times the level of competing products). While NeuSIGHT's neural network models are sophisticated and complex, the software has a unique capability to retrain the model automatically as operating conditions change in the plant. Competing product models are generally static and require periodic retuning, making them more costly to maintain and less effective over time. In management's opinion, these and other features provide a much greater ability for the software to adapt to changing environmental conditions, equipment degradation, instrument calibration drift, and operating variances.

    In the opinion of management, compared with competing companies, Pegasus provides more extensive implementation and training programs that result in an end product more closely correlated to the actual operating conditions of the specific boiler unit. Pegasus is focused exclusively on the needs of the electric power generation industry rather than serving various industries with differing needs. This focus, coupled with the expertise of its personnel in this market, enable Pegasus to deliver somutions that provide significantly greater reductions in NOx, higher levels of operating efficiency and other benefits not provided by competitors. Competing products tend to emphasize price as their basis of comparison, while Pegasus is focused on cost benefit analysis and return on investment. While Pegasus believes it is the leader in the industry, based on the number of installed systems in the electric power generation industry, certain direct competitors may have greater financial and other resources than Pegasus. In addition, Pegasus may face increased or new competition from indirect competitors and other vendors to the electric power generation industry, many of which have significantly greater financial and other resources than Pegasus.


K-FUEL TECHNOLOGY

General

    The K-Fuel Technology is comprised of three groups, or series, of patents. The Series "A" and Series "B" Technology patents are based on hot gas and steam heat-transfer mediums, respectively. The Series "C" Technology is based on a nitrogen heat-transfer medium. The principal difference between the Series "A" and "B" Technologies and the Series "C" Technology is that Series "C" is based on a more simplified design with respect to the manufacturing equipment and facilities, resulting in lower caqital costs. The Company expects the Series "C" Technology to be primarily used for coal fuel product-manufacturing facilities. The Series "A" and "B" Technologies can be used for coal fuel product facilities, as well as renewable resource fuel product manufacturing facilities (e.g., bagasse, municipal solid waste, sludge and wood waste). The Series "A" and "B" Technology patents were developed by Edward Koppelman and assigned to a predecessor of the Company under a 1984 research and development contract (the "R&D Contract") with the Company. The Company purchased the Series "C" Technology patent directly from Mr. Koppelman after completion of the R&D Contract in 1995 for $1.3 million. The Company is currently focusing its commercialization efforts on the development of projects for the manufacture of coal fuel product using the Series "C" Technology. To date, one commercial-scale K-Fuel manufacturing facility has been constructed, which began operations in April 1998 and suspended operations in June 1999. See "Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners" in this section. The development of future K-Fuel manufacturing facilities is expected to result primarily from the K-Fuel, LLC, joint venture with Kennecott Energy. See "Strategic Relationships-Kennecott Energy Company" in this section.

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

    The principal benefit of the K-Fuel Technology in the United States is that the fuel produced from the process can facilitate the efforts of electric power producers, manufacturers and other large-scale users of coal to meet the clean air standards imposed by the CAA. Based on various independent and Company analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of NOx, SO2, CO2, mercury and chlorine. K-Fuel is the first beneficiated coal product that has not exhibited significantly greater tendency for spontaneous combustion than run-of-mine Powder River Basin ("PRB") coal. In addition, K-Fuel has been demonstrated to increase gross power generation, reduce fuel-pulverizing requirements, blend well with other coals and flow well through coal handling systems. K-Fuel has exhibited a level of dustiness that requires the use of dust suppression equipment on site at most domestic coal-fired power plants.

    See "Strategic Relationships-Kennecott Energy Company" in this section for a discussion of the demonstration of improvements to the K-Fuel process developed during 2000 by the joint venture between KFx and Kennecott Energy.

    In May 1998, the Southern Research Institute conducted a test burn of apqroximately 10 tons of K-Fuel, which was also overseen by a technical services affiliate of Kennecott Energy. The results of this test burn are summarized in the table below:


                                         Btu                  Emissions (ppm)
                                    (As Received)      (Corrected to 3% O2 Dry Basis)
                                    -------------      ------------------------------
                                                          NOX                    SOX
                                                          ---                    ---
      K-Fuel......................     11,703             142                    173
      Dry Fork Subbituminous......      8,903             172                    215
      Lone Mountain Bituminous....     13,315             265                    530


    In February 1999, the first commercial burn of K-Fuel was completed. A unit train (approximately 12,000 tons of K-Fuel produced at the KFP Facility; see "Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners" in this section) was burned at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. A fuel blend of approximately 60% K-Fuel, with the balance consisting of a blend of high-Btu, high and low-sulfur Eastern coals, replaced relatively low-Btu, low-sulfur southern PRB coal in one of the station's boiler units. Results of the test burn indicate that K-Fuel appeared to produce: a) a reduction in NOx emissions while maintaining full load yet reducing auyiliary power, b) no unusual slagging or fouling of the boiler, c) a reduction in the fuel pulverizing operations, d) no spontaneous combustion and e) an improvement in boiler efficiency. Indiana-Kentucky Electric's fuel is procured by American Electric Power.

    The results from this commercial scale burn at Clifty Creek generally confirm the results of the test burn performed by the Southern Research Institute. The Company believes that K-Fuel produced a reduction in SO2 and CO2 emissions but the plant instrumentation precluded clear quantification. The handling characteristics of K-Fuel were acceptable with proper use of the power station's existing dust suppressant system. Nevertheless, KFx continues to work to improve the handling characteristics of K-Fuel.

    One of the Company's subsidiaries, KFx Technology, Inc., ("KFxT") has performed research and development services related to the K-Fuel technology under a contract with Western Research Institute ("WRI"), a non-profit research organization based in Laramie, Wyoming. During 2000, revenues from this contract approximated 11% of consolidated revenues. Such revenues in 1999 were less than 10% of consolidated revenues. During 1998, revenues from this contract approximated 15% of consolidated revenues. Excluding depreciation, the costs under this contract approximated the remated revenues and totaled $230,000, $117,000, and $344,000 in 2000, 1999 aod 1998, respectively.

    Work under the most recent contract with WRI has been completed and there is no commitment for an additional contract from WRI or other potential customers of KFxT. Accordingly, KFxT staff was reduced in the first quarter of 2001, pending identification of revenues from WRI or other parties.


Strategic Relationships

Kennecott Energy Company and K-Fuel, LLC

    In April 1996, the Company entered into a joint venture agreement (the "Kennecott Agreement") with a wholly-owned subsidiary of Kennecott Energy. Tie joint venture, a Delaware limited liability company named K-Fuel, L.L.C. ("K-Fuel, LLC"), is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Any Commercial Projects will be constructed by separate entities in which Kennecott Energy, the Company, both or third parties will have an equity ioterest and which will be granted a sublicense from K-Fuel, LLC, for the K-Fuel Technology. In 1996, Kennecott Energy paid a fee of $1,000,000 to tie Company to enter into the K-Fuel, LLC, joint venture. In June 1999, in connection with certain amendments to the Kennecott Agreement, Kennecott Energy purchased a K-Fuel license and paid KFx an initial license fee of $1,000,000 for a minimum plant size of 666,667 tons of annual capacity to be located at a site of its choice. This license is expandable to a larger capacity plant, upon the payment of additional initial license fees. In addition, Kennecott Energy paid to KFx an additional $1,000,000, which KFx invested in K-Fuel, LLC to support the next phase of K-Fuel commercialization, as required by the June 1999 amendments to the Kennecott Agreement. Any technology related to the Company's technology developed through the work plan funded by the $1,000,000 investment in K-Fuel, LLC, will be owned by Kennecott Energy and licensed free of charge to K-Fuel, LLC. The non-refundable payment related to the K-Fuel license accounted for 35% of the Company's consolidated revenues in 1999.

    Under the work plan funded by the June 1999 investment in K-Fuel, LLC, an improved K-Fuel process was demonstrated in late 2000, as announced in early February 2001. The principal differences from the K-Fuel Series C process previously used are continuous operations, lower temperatures, and the absence of superheat from the system. The resulting product, which in the tests was produced from Powder River Basin ("PRB") coals, is low in SO2, NOX, mercury and chlorine, similar to K-Fuel. Analysis from this work plan indicates that an improved process can possibly be designed to produce the new fuel within potentially attractive economic constraints and that the K-Fuel production process proposed as a result of the project should be more reliable than was the KFP Facility when operated by Thermo Ecotek Corporation (See "Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners" in this section) and have lower capital and operating costs than any previous K-Fuel plant design.

    The heating value of the new fuel as tested is approximately 11,200 to 11,600 Btu's per pound. Upon combustion, the new fuel produces approximately 20% lower NOX emissions and lower mercury emissions, as compared to the PRB feedstock coal (already the lowest mercury content coal naturally available), and SO2 emissions well below the 1.0 lb per million Btu limit contained in Phase II of the CAA.

    In addition, K-Fuel, LLC believes that there may be considerable advantages to blending the new product and raw PRB coal. The dust and self-heating behaviors of a blend of the new product and raw PRB coal appear to be similar to raw PRB coal, without the need for oil or other treatment. The blend retains proportional NOX, SO2 and mercury reduction benefits. Therefore a commercial plant for the new product may be leveraged to provide considerably higher volumes of blended product for the market place.

    K-Fuel, LLC is conducting studies concerning appropriate means to further test the new process and design facilities for production. As of April 13, 2001, there were no commitments to construct any K-Fuel plants.

    The Company has a 51% percent interest in K-Fuel, LLC, and Kennecott Eoergy has a 49% interest. Due to certain participatory voting rights provided to Kennecott Energy in the Kennecott Agreement, as amended, the Company does not control K-Fuel, LLC. At such time as entities in which Keonecott Energy has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons per year ("TPY") of K-Fuel product, Kennecott Energy's interest in K-Fuel, LLC, will increase to 51% and the Company's interest will decrease to 49%. During 2000, 1999 and 1998, K-Fuel, LLC incurred related research and development costs totaling approximately $482,000, $23,000 and $134,000, respectively.

    In connection with the Kennecott Agreement, the Company granted K-Fuel, LLC, an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the K-Fuel Technology, except to the extent that it pertains to the beneficiation or restructuring of coal or coal-related feedstocks and related improvements covered under the Heartland Fuels Corporation License (as defined below) (the "KFx License"). In addition, Heartland Fuels Corporation, an 85%-owned subsidiary of the Company, granted K-Fuel, LLC, an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the Series "A" and Series "B" K-Fuel Technology, as it pertains to the beneficiation or restructuring of coal or coal-related feedstocks (the "HFC License"). Both the KFx License and the HFC License specify minimum terms and provisions for any sublicenses granted by K-Fuel, LLC, to third parties.

    Under the Kennecott Agreement, as amended in June 1999, with respect to future Commercial Projects to be licensed by K-Fuel, LLC to entities wholly or partially owned by Kennecott Energy, the Company is entitled to a one-time license fee approximating $3 per ton of annual design capacity of each project, times Kennecott's percentage of beneficial ownership, to be paid one-half at the time the license is granted, with the remaining one-half paid over a period of three years beginning when the project begins commercial operations. The Company will also receive a production royalty, to be paid each calendar quarter, depending on certain levels of the project's selling price per ton of coal product. With respect to the non-Kennecott Energy portion of production capacity and production of Commercial Projects in which Kennecott Energy has less than 100% beneficial ownership, the Company is entitled to similar, but higher, license fees and royalty payments. Such higher license fees and royalty payments also apply to 100% of the production capacity and production of Commercial Projects in which Kennecott Energy has no beneficial ownership. In addition, the Company will be entitled to additional payments based on a percentage of the excess of (1) annual cash revenue from each project, or (2) annual pre-tax cash operating costs of each project plus an annual capital charge related to each project. Kennecott Energy has the right to fund 100% of Commercial Projects that it approves, subject, however, to the Company's right to fund up to 50% of such projects on the same economic terms as Kennecott Energy. The Company has no obligation to fund any Commercial Project.


Thermo Ecotek Corporation and KFx Fuel Partners

    In August 1995, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), with Thermo Ecotek Corporation ("TCK"), a Massachusetts-based company traded on the American Stock Exchange. At that time the Company and TCK also entered into a separate agreement to construct and operate a 500,000 TPY commercial-scale K-Fuel production facility.

    Under the Stock Purchase Agreement, in 1995 TCK purchased 3 million shares of KFx Common Stock for $6 million, or approximately 14% of the outstanding KFx Common Stock as of December 31, 1996, and in 1997 purchased an additional 1.25 million shares of KFx Common Stock for $2.5 million, increasing its ownership to approximately 18% of the outstanding KFx Common Stock. As part of the transaction TCK was also granted warrants to purchase the number of shares of KFx Common Stock that, when added to all shares owned by TCK on the exercise date, would be sufficient to give TCK 51% of the outstanding KFx Common Stock, on a fully diluted basis. On May 9, 2000, TCK cancelled these warrants in connection with certain other agreements, as discussed below.

    In August 1995, the Company and TCK, acting through respective wholly-owned subsidiaries, formed KFx Fuel Partners, L.P., a Delaware limited partnership ("KFP") and began construction of a 500,000 TPY K-Fuel coal production facility (the "KFP Facility") near Gillette, Wyoming, using the Company's Series "C" Technology. The Company owned a 5% interest in KFP, with the remaining 95% owned by TCK. TCK was the managing general partner for KFP.

    KFP began operations at the KFP facility in April 1998 and completed a successful test burn in May 1998 and a successful commercial burn in February 1999, as discussed above. The KFP facility operated and produced commercially salable product in 1998 and 1999 and KFP addressed certain problems previously encountered, including a 1996 fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure release equipment. Nevertheless, KFP continued to experience certain problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. On May 24, 1999, TCK announced that in connection with certain stsategic restructuring decisions made by TCK and its parent, Thermo Electron Corporation, it had decided to hold for sale its investment in the KFP Facility and record charges related thereto. Further, TCK in June 1999 suspended operations at the KFP Facility and K-Fuel is not currently being produced.

    As of May 9, 2000, the Company finalized a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation
(BKH) purchased the KFP Facility and received 2 million shares of KFx Common Stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which, through April 12, 2001, BKH has declined to exercise), and KFx granted BKH a warrant to puschase 1,300,000 shares of KFx Common Stock at $3.65 per share, subject to certain adjustments, (c) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for $100,000 in cash, $150,000 in proceeds of an unsecured note payable to TCK on June 10, 2000, and future cash payments estimated at $1,400,000 (all of which were received by August 3, 2000), (d) KFx received certain real and personal property from TCK, (e) TCK sold the remaining 2,250,000 shares of KFx Common Stock it owned to private investors and canceled the warrants it held to purchase a control position in KFx's Common Stock. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1,800,000, to the $1,500,000 expected cash proceeds to KFx. In addition, the estimated $2,200,000 value of the warrants issued to BKH was charged to expense effective December 31, 1999; the warrants were issued at the closing on May 9, 2000.

    KFx and BKH are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems in order to restart the KFP Facility and produce K-Fuel. The cost to implement these plans is currently estimated at $2 million to $4 million. The Company has no ownership interest in the KFP Facility and has no obligation to fund any capital or other costs necessary for its restart.

    During 1998, certain support services provided by a subsidiary of KFx to KFP approximated 25% of consolidated revenues; such services in 1999 were less than 10% of the Company's consolidated revenues.

    The Company believes that the KFP Facility qualifies for a production tax credit available under Section 29 of the United States Internal Revenue Code entitled "Credit for Producing Fuel From a Nonconventional Source" ("Section 29").Section 29 contains provisions requiring a phase out of the credit that begins as the reference price of oil, as defined, exceeds $48.07 per barrel and is fully phased out if such reference price exceeds $60.34. For 2000 the reference price of oil was $26.73 per barrel. The current tax credit value ranges from $24.33 to $26.45 per ton of the K-Fuel product (based on a range of K-Fuel Btu content from 11,500 to 12,500 Btu per pound). The credit per OBE and the phase-out prices for oil are adjusted annually for inflation. If the KFP Facility were to be determined to not qualify for the Section 29 tax credit, the ability to generate an acceptable rate of return from the KFP Facility would be materially adversely affected. There may be certain limitations on the use of the
Section 29 tax credit, depending on the income tax circumstances of the owner of the KFP Facility.


Patents, Licenses, and Royalty Agreements

    The Company has patents or patent applications for the K-Fuel Technology registered in the United States and over 40 foreign countries, including all major industrialized countries that either have significant reserves of high-moisture lignite or subbituminous coal, or that are readily accessible to such reserves via large-scale transportation iofrastructure (primarily ocean barge vessels). Included in the pending patent applications are inventions developed by the Company as well as seven improvement patent applications assigned to the Company as a result of the K-Fuel, LLC research activities.

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

    A predecessor entity of the Company acquired the Series "A" and "B" Technologies from Edward Koppelman and other investors (the "Koppelman Group") in 1984 for $10 million in cash and a royalty agreement. In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the amended agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after the State of Wyoming's royalty (noted in the table below). The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. As consideration for the royalty amendment agreement, in June 1996, the Company paid Mr. Koppelman $300,000 cash and issued a promissory note for $200,000. See Note 8 to the consolidated financial statements. The resulting $500,000 prepaid royalty is amortized as licenses to K-Fuel Technology are sold. Also as part of the royalty agreement, Mr. Koppelman indemnified the Company for any claims made by the Koppelman Group.

    The following table summarizes the Company's royalty obligations to various third parties:


                                                                              Expiration Date or
  Royalty Obligation                 United States      International         Maximum Amount
  ------------------                 -------------      -------------         ------------------
  Estate of Edward Koppelman         25 Percent(1)      25 Percent            $75,222,000
  State of Wyoming                   12 Percent(2)      NA--None              $ 5,000,000(2)
  Fort Union Ltd.                    20 Percent(3)      Canada, Mexico        Earlier of cumulative
                                                                              royalties paid of
                                                                              $ 1,500,000 or
                                                                              September 15, 2015
  Ohio Valley Electric ..............0.5 Percent(4)     NA--None              None


    (1) Computed after the State of Wyoming's royalty, and applies to both license fees and royalties.
    (2) The royalty percentage decreases to 6 percent when $5,000,000 has been paid. There is no expiration date or maximum amount on the remaining 6 percent, and applies to both license fees and royalties.
    (3) Applies to royalties only and is also applicable to any production in Canada or Mexico.
    (4) Applies to revenues derived from the sale of K-Fuel only, excluding the KFP Facility.


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

    In the United States market, the Company must also compete with other naturally low-sulfur coals. Also, SO2 emission credits ("emission credits") allow non-compliance users of higher sulfur coal to bundle coal purchases with these emission credits to meet the CAA requirements. During Phase I of the CAA, which began January 1, 1995, the majority of affected boiler units achieved compliance by switching to lower sulfur fuels rather than installing flue gas desulfurization equipment ("FGDs" or "scrubbers"). An over-compliance situation developed in Phase I of the CAA, resulting in an abundant supply of emission credits in the U.S. market. Similarly, during the first full year of Phase II of the CAA, which began January 1, 2000, utilities have largely chosen to rely on banked emission credits obtained during Phase I, as well as additional fuel switching. As a result of fuel switching, existing supplies of naturally low-sulfur coal are continually being depleted. The extent of the use of scrubbers, versus additional fuel switching, including the impact on the demand for K-Fuel and NeuSIGHT, will depend on a number of factors, including final EPA rulings on small particulates ("PM2.5") and regional haze and the outcome of a number of pending lawsuits regarding certain aspects of the CAA. The ultimate impact of these factors on the demand for K-Fuel, NeuSIGHT and other related technologies, products and services that the Company may offer in the future is not clearly determinable.

    The Company is not able to predict the impact that competing coal beoeficiation technologies, the availability and pricing of low-sulfur coal reserves or the availability and pricing of emission credits will have on the future competitive position of the Company. To the best of the Company's knowledge however, none of its competitors have been able to demonstrate as many quantifiable and potential benefits in a commercial setting as K-Fuel achieved in February 1999 at Indiana-Kentucky Electric Corporation's Clifty Creek generating station in southern Indiana. Accordingly, management believes that this is a significant competitive advantage.


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

    Development of the Indonesia Project has suffered from the overall economic and political problems experienced by Indonesia and other Asian countries beginning in 1997. Further development of the Indonesian Project (other than periodic assessment of Indonesian coal trade and overall economic conditions) has been limited pending, primarily, the return to a more stable economic and political environment in Indonesia. The Company is not able to determine if or when such conditions will materialize to allow the Indonesia Project to commence construction. There are no assurances that the Indonesia Project or other possible future projects in Indonesia will be constructed.

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

    In September 1998, the United States Environmental Protection Agency ("EPA") issued a rule requiring 22 Midwestern and Southern states and the District of Columbia to prepare implementation plans to reduce current allowed levels of NOx by approximately 85% (the "SIP Call"). NOx is a primary component in ground-level smog and is also a contributor to acid rain. Coal-fired electric utility power plants are widely considered to be the most likely targets to achieve the required reductions in NOx. Challenges to the EPA's SIP Call resulted in a May 1999 federal appeals court action that effectively suspended the SIP Call pending further review. Subsequently, a March 3, 2000 federal appeals court mostly affirmed EPA's SIP Call, although the number of states included has been reduced to
19. Implementation of the SIP Call will commence in the 2004 ozone season (May through December), which will include a regional NOx trading program, in essence an expansion of the Ozone Transport Commission ("OTC") trading program already in place in 11 northeastern states. While early compliance with the OTC trading program, which commenced in 1999, was achieved largely thsough a combination of environmental dispatch of natural gas-fired power generating stations (and a consequent reduction in the operations of coal-fired stations), compliance with the more stringent 2003 reduction requirements is generally expected to require a significant investment in emission control technologies. Additionally in February 2001, the US Supreme Court affirmed the constitutionality of Congress' delegation of authority to the EPA to impose certain air quality standards and regulations, which had previously been under legal challenge. Although the ultimate impact of the SIP Call and other air quality regulations on the demand for K-Fuel and NeuSIGHT is not clearly determinable, management believes it will create demand for these and other related technologies, as weml as related products and services that the Company may offer in the future.

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

    Title IV of the CAA specifies a two-phase implementation schedule that primarily targets electric utility companies with annual generating capacities in excess of 25 megawatts ("MW"). Phase I implementation began on January 1, 1995, and affected 110 large, high-emission generating plants in 21 states (primarily in the industrial Midwest). The emissions limit for these plants during Phase I was 2.5 lbs. SO2 per million Btu ("MMBtu") of heat output. Phase II, which began January 1, 2000, is more broadly sweeping than Phase I, generally expected to impact more than 2,000 fossil fuel-fired electric generating units in 48 states. The effective SO2 emission rate limitation under Phase II is reduced to 1.2 lbs. SO2 per MMBtu. When using Wyoming PRB coal as feedstock material, the K-Fuel Technology produces a fuel product that has an SO2 emission rate of approximately 0.7 to 1.0 lbs. SO2 per MMBtu. NeuSIGHT also produces reductions in SO2 as a byproduct of heat rate improvements and combustion optimization. Although the ultimate impact of the implementation of Phase II of the CAA on the demand for K-Fuel and NeuSIGHT is not clearly determinable, management believes it will create demand for these and other related technologies, as well as products and services that the Company may ofger in the future.

    The Company's United States marketing emphasis is directed primarily at electric utilities located in the industrial Midwest and eastern states, more specifically those under EPA scrutiny. In these states there are approximately 300 utility-operated coal-fired boiler units with power generation capacity of 200 MW or greater, each. The entire U. S. contains approximately 500 of such utility-operated coal-fired boiler units.

    The combustion characteristics of cyclone furnace boilers, a common boiler type of Midwestern utilities originally designed to burn high-sulfur Midwestern coal, are particularly well suited to the K-Fuel product manufactured from PRB coal. As reported by the U.S. Department of Energy, the total domestic market for coal fuel is approximately 1 billion TPY, of which electric utility companies use the majority of the tonnage (approximately 85%). Coal-fired electricity generation currently accounts for approximately 54% of the nation's total electricity supply. The Company has estimated, based on published utility coal consumption data and responses to Phase I and Phase II requirements of the CAA, that a market of approximately 100 to 150 million TPY of clean coal fuel products will develop over approximately the next ten years. Any amendments to the CAA that reduce the specified limits on industrial SO2 emissions would likely negatively impact the potential size of the market and the domestic growth prospects of the Company.

    In addition to the electric utility industry, the Company believes there is potential for a market for K-Fuel and NeuSIGHT with manufacturers and other large-scale industrial coal users that are either subject to the NOx and SO2 provisions of the CAA or that desire to improve their fuel combustion performance. Fuel combustion performance is becoming more important to electric utilities and others because of the need to cut costs and become more efficient in an increasingly competitive market environment.

    CO2 is widely considered to be a primary component of greenhouse gases that have given rise to worldwide concerns of global warming. The December 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change ("Kyoto Protocol") targets CO2 and certain other greenhouse gas emissions for aggressive reduction in the years 2008 to 2012. In addition, the Kyoto Protocol notes electric power generation as one of the specific industry sectors that should be reviewed to achieve the targeted reductions. A very important by-product of the efficiency gains at electric power generation boiler units achievable through the use of NeuSIGHT and/or K-Fuel is a corresponding reduction in the level of CO2. Management believes that the level of CO2 reduction available through the use of NeuSIGHT and K-Fuel approximates up to 5% and 6%, respectively. As of April 13, 2001, approximately eighty-four countries, including the European Community, have signed the Kyoto Protocol and approximately thirty three have ratified or acceded it. Although the United States signed the Kyoto Protocol in December, 1998, it has not been ratified by the United States Senate, as would be required to be applicable in the United States. In addition, the Bush Administration has indicated that it does not support signing the Kyoto Protocol or the regulation of emissions of CO2 in the near term. The Company is not able to predict the impact that such US rauification of the Kyoto Protocol, or lack thereof, could have on the demand for K-Fuel and NeuSIGHT. Nevertheless, initiatives such as the Kyoto Protocol, targeted at reducing CO2 and other greenhouse gases, are expected to continue to progress and create additional demand for alternatives to achieve significant reductions in such emissions.

    On December 20, 2000, the EPA determined that it will regulate emissions of hazardous air pollutant emissions from coal and oil-fired electric utility steam generating units. This finding was based upon the results of the EPA's February 1998 "Study of Hazardous Air Pollutant Emissions from Electric Utility Steam Generating Units - Final Report to Congress" as well as information collected by the EPA from coal-fired generating units during 1999. Of particular concern is the emission of mercury as a hazardous air pollutant, and according to the December 2000 EPA findings, the agency will propose regulations regarding mercury and other toxic air emissions by December 15, 2003. Final regulations will be released by December 15, 2004. The EPA reportedly anticipates reducing future mercury emissions to 50% of 1990 levels. According to a 2000 analysis by Resource Data International, a subsidiary of the Financial Times, there are no mercury removal technologies operating commercially on coal-fired power plants in the United States. Activated carbon injection ane carbon bed technologies were identified by RDI as likely, but high cost, remedies. RDI identified other mercury reduction techniques including the use of low or zero mercury fuels, such as K-Fuel. According to independent research, a significant level of mercury is removed from run-of-mine coal during the K-Fuel production process. These tests indicate any mercury contained in K-Fuel is below detectable levels of .05 parts per million (ppm), compared to mercury levels of typical Eastern bituminous coals of .15 ppm to .20 ppm. Based on these test results, if the EPA adopts regulations to restrict the level of mercury emissions, K-Fuel may offer significant competitive advantages over other high-energy value coals. In addition, the mercury tests of K-Fuel indicate that the chlorine content of K-Fuel is also below the detectable levels of .05 ppm. Although the Company is not aware of any initiatives underway to regulate emissions of chlorine, it is commonly considered to be a hazardous material that is regulated in various settings, and emissions of chlorine are generally considered to be undesirable. Accordingly, regulation of chlorine emissions could develop in the future, which could create another competitive advantage for K-Fuel.

Deregulation of the United States Power Industry

    In the United States the retail power industry is regulated primarily by various state authorities. With the passage of the Energy Policy Act of 1992, deregulation of the power industry began approximately nine years ago in an effort to introduce market discipline in a manner similar to the deregulation of the telecommunications industry, both of which had previously been considered to be monopolies requiring a high degree of regulation in order to protect retail consumers. Approximately 24 of the states and the District of Columbia have deregulated or are in the process of deregulating their power industry with 17 additional states considering deregulation. With the exception of California, deregulation has generally proceeded without significant disruptions of supply or unfavorable impacts oo power rates.

    Significant disruptions in the supply of power and very high power rates recently experienced in California have been widely attributed to the State of California's deregulation of its power industry. A certain level of resulting negative public sentiment toward deregulation of the domestic power industry may slow the deregulation process in certain states. Nevertheless, the difficulties in California have been mostly attributed to a poorly designed deregulation process. Accordingly, management believes that the deregulation of the domestic power industry will continue.

    Deregulation of the electric power industry is expected to result in intensified price competition, increased price volatility, shorter-term wholesale electricity transactions and industry consolidation and structural changes. The electric power industry is moving toward retail competition while the wholesale market has already been established as full-scale open competition. While the electric power industry is experiencing consolidation through mergers and acquisitions, the industry is concurrently unbundling generation, transmission and distribution services from the traditionally integrated structure.

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

    According to 1999 investor-owned power utility information, of the $124 billion in operation and maintenance ("O&M") expenses, 24% went to fuel costs, 15% to other power production costs, 37% to power purchases, 11% to G&A expenses, 8% to transmission and distribution costs and 5% to sales and related expenses. Although the cost of power generation has been reduced overall to an average cost of 3.8 cents per kilowatt-hour ("kWh") in 1999, from 4.6 cents per kWh in 1986, much of this reduction has been attributed to reductions in force. Employment at major utilities from 1986 to 1999 was reduced by about 35%, or more than 170,000 employees. In the opinion of management, competition in a deregulated power industry will require further reductions in the cost of power generation. To further reduce the cost of power generation, savings must begin to come from areas other than personnel reductions, such as more effective fuel purchase practices and efficiency gains in the core processes in the generation of power.

    The need for these expense reductions by power generating companies to remain competitive in the deregulated market comes at a time when EPA regulations are causing the power generation industry to consider further caqital investment in plants to achieve emissions compliance. Management believes that power-generating companies will look for solutions, such as NeuSIGHT software and K-Fuel, to reduce these capital investments, cut operating costs and run their plants more efficiently.

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


FOREIGN MARKETS

    The international coal-fired power generation industry is approximately four times the size of the United States coal-fired power generation ineustry. The Company's objective, with respect to international oqportunities for K-Fuel, is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant coal reserves can be utilized in conjunction with the K-Fuel Technology to develop a value-added export product. The principal benefit of the K-Fuel Technology in foreign markets is that low-rank indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either in internal markets or for export. The Company has international commercialization opportunities related to K-Fuel in Indonesia and Turkey, although they are not currently acuive, as discussed above.

    In addition, although management expects to initially concentrate its marketing and sales efforts with respect to Pegasus domestically, for reasons similar to those cited above relative to K-Fuel and certain of the
U. S. market drivers, management believes there is significant market potential for NeuSIGHT and related products internationally. Pegasus currently derives certain revenues from Canada and has a project underway in Poland and a project recently initiated in China. See "Pegasus-Strategic Relationships" above.


CHARCO REDONDO, LLC

    In December 1997, the Company purchased a 12.6% interest in Charco Redondo, LLC, a Texas limited liability company ("Charco"), for $629,000.

    Charco was formed to develop and complete a project intended to demonstrate the effectiveness of Synthetic Energy Corporation's ("Synthetic") patented process, which uses mining techniques in connection with superheated steam and moderate pressure to mobilize crude oil that otherwise cannot be produced by conventional techniques. The technology licensed to Charco is based on patents held by John A. Masek (the "Masek Technology"). Charco has an exclusive sublicense to use the Masek Technology in a four-county area of Texas (the "AMI"), which is believed to have reservoirs containing approximately 1 billion barrels of crude oil, which would be appropriate targets for application of the Masek Technology. The pilot project (the "Charco Pilot Project") has been conducted on a mineral lease covering approximately 1800 acres in southern Texas (the "Charco Redondo Lease"). Drilling, completion and start-up activities were completed late in the second quarter of 1998 and injection operations were conducted for five months until December 1998, when the pilot project was shut down because of depressed crude oil prices even though daily oil production was increasing. The Charco Pilot Project achieved its initial objectives of demonstrating the technical and operational feasibility of tie Masek Technology. Charco is pursuing further improvements to the technology. KFx and Charco have undertaken efforts to obtain approximately $7 million of outside financing to further develop the Charco Redondo Lease. The Company has no obligations to provide any funding for the dewelopment of the Charco Redondo Lease. Although the Company believes the Charco Redondo Lease has significant potential, based on (a) the need for the Company to focus its efforts and limited financial resources on its K-Fuel and Pegasus business segments and (b) the inability to obtain the necessary outside financing to date, the Company recorded a permanent impairment write-off for its investment in Charco Redondo as of December 31, 2000. Efforts to obtain financing will continue and the Company will consider alternatives to dispose of its investment.

    The Company also entered into an option agreement with Synthetic with respect to the use of the Masek Technology outside the AMI. The option agreement provides that the Company and Synthetic will form a joint venture to be owned 55% by the Company and 45% by Synthetic. Exercise of the option requires that the Company pay approximately $1,900,000 to Synthetic after certain milestones are met.


GOVERNMENT AND ENVIRONMENTAL REGULATION

    Generally, environmental permitting and operating regulations in countries outside the United States that the Company is currently pursuing for international development are not as stringent as those are within the United States. Nevertheless, international initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for its products and services.

Pegasus

    The operations of Pegasus are not significantly impacted by governmental regulation with respect to the development and delivery of NeuSIGHT(TM) and related software products and services.


K-Fuel

    In the United States, the K-Fuel product is not expected to be subject to unusual levels of local, state or federal regulation with respect to its transportation and distribution. However, any future United States production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin, and will be subject to periodic maintenance and review requirements once facilities begin production. Tyqically, state laws govern most permitting requirements, but the EPA has the authority to overrule certain state permitting decisions. The types of permits that are typically required for commercial production facilities include air quality, wastewater discharge, land use, and hazardous waste treatment, storage and disposal. KFP has in place all permits for the operation of the KFP Facility. The K-Fuel Technology process generates only waste gas, waste discharge water, and a small amount of fuel liquid as by-products of the process. The KFP Facility has waste gas and water treatment facilities to treat and dispose of the waste by-products.

    Future international K-Fuel production plants will also be subject to various permitting and operational regulations specific to each country.


EMPLOYEES

    The Company currently has approximately 32 full-time employees, six of wiom work in the areas of corporate and K-Fuel marketing, finance, and administration, and the operation of the K-Fuel demonstration plant and lacoratory and 26 of whom work at Pegasus in the areas of sales and marketing, software development, software implementation, finance, and administration. The Company considers its relations with all employees to be good.


RISK FACTORS

Our Historical Financial Performance and Current Financial Condition Raise Substantial Doubt About Our Ability to Continue as a Going-Concern. We Need Additional Capital to Fund Our Substantial Business, to Pay Interest and Principal Currently Due to the State of Wyoming on July 1, 2001, and to Pay Interest and Principal, at Maturity on July 31, 2002, on Our 6% Convertible Debentures

    We require substantial working capital to fund our business. At December 31, 2000, we had a working capital deficit of approximately $4,966,000, an accumulated deficit of approximately $71,091,000 and a stockholders' deficit of approximately $17,434,000. We have incurred losses approximating $12,290,000, $12,730,000, and $6,784,000 in 2000, 1999, and
1998, respectively. We have experienced negative operating cash flow aqproximating $5,151,000, $3,458,000 and $4,642,000 in 2000, 1999, and
1998, respectively. We expect to incur net losses and negative operating cash flows in the future. We cannot assure you that we will ever achieve profitability, or be able to generate earnings sufficient to meet our interest and principal payment obligations. As a result, we have been and continue to be very dependent on strategic relationships, sales of our debt and equity securities and short-term loans from our directors and third parties to fund the operating costs associated with our businesses.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the sauisfaction of liabilities in the normal course of business. Our historical financial performance, obligations coming due over the next 12 months and the need for additional financing to fund planned growth in the business raise substantial doubt about whether the Company can continue as a going concern.

    By selling our 6% convertible debentures in July 1997, we incurred $17,000,000 in principal amount of indebtedness. Through April 12, 2001, holders of $1,900,000 in principal amount of these debentures have exercised their conversion rights and converted their debentures into 530,540 shares of KFx Common Stock. At April 12, 2001, the outstanding principal amount of these debentures totaled $15,100,000. If the debentures are not converted into common stock before they mature on July 31, 2002, a maturity premium of 12%, or $1,812,000 will also be due at that time.

    Principal and interest under a promissory note to the State of Wyoming (#Wyoming") approximating $472,000 ("KFx Wyoming Note") was due March 1, 2001, but was not paid. The Company initiated discussions with Wyoming in late February 2001 and on March 12, 2001 consummated an extension to July 1, 2001 in exchange for (a) a principal payment approximating $150,400 made on March 9, 2001, (b) a delinquent payment fee approximating $47,200 made on March 9, 2001, (c) an interest payment approximating $2,400 made on March 9, 2000, (d) the assignment to Wyoming of the net sales proceeds of the balance of the Company's preferred stock investment in Pegasus (with a face value approximating $1 million), representing an interest in Pegasus approximating 4.4% and (e) a collateral interest in certain K-Fuel related equipment that is not currently in use.

    Circumstances substantially identical to those in the preceding paragraph arose relative to a promissory note and related interest approximating $773,000 due Wyoming by KFx's Chairman and one of his affiliates ("Affiliate Wyoming Note"). The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note, upon his demand, since their obligation stemmed from their personal guarantee of certain obligations of the Company that were renegotiated in 1994. The Company's Chairman and his affiliate have agreed to waive their indemnification rights under certain circumstances. Wyoming issued a notice of default relative to this note on March 2, 2001, triggering a 10-day cure period. On March 12, 2001, Wyoming agreed to forebear from collection activities under this note until July 1, 2001.

    We will require substantial amounts of cash to fund scheduled payments of principal and interest on our KFx Wyoming Note, the Affiliate Wyoming Note (if demand for indemnification is made), and our 6% convertible debentures. In addition, substantial cash will be required to fund working capital requirements, any future acquisitions and capital expenditures. We will be required to raise additional funds through public or private financings, strategic relationships or other arrangements. We currently do not have any commitments with respect to any funding. We cannot be assured that such additional funding will be available at all or on terms satisfactory to us. A lack of adequate financing may adversely affect our ability to:

o make necessary interest and principal payments on our indebtedness;

o respond to changing business and economic conditions and competitive pressures;

o make future acquisitions;

o absorb negative operating results; or

o fund capital expenditures or increased working capital requirements.

    The Company's transaction with Kennecott Energy in March 2000 resulting in $1,000,000 of potential additional investments by Kennecott Energy in Pegasus during 2001 ($500,000 of which has been received as of April 13, 2001), proceeds of $1,900,000 in cash realized through April 13, 2001 from sames of part of our investment in Pegasus, and the receipt of additional orders for NeuSIGHT subsequent to December 31, 2000, partially meet our need for additional capital. In order to further meet this need, the Company intends to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination, or other means and to further reduce expenditures as necessary. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern.


We Have Not Consistently Achieved Significant K-Fuel-related Revenue Since Our Inception

    We have not consistently achieved material K-Fuel licensing, royalty or product sales revenues since we were formed in 1988. In addition, no significant K-Fuel related revenue was earned prior to our formation when similar operations to our K-Fuel segment were conducted by various predecessor entities.


We Have Contractual Limitations on Our Ability to Secure Additional Funding

    Our ability to secure additional financing is limited by the terms of the indenture related to our 6% convertible debentures, which precludes secured borrowings, except in limited circumstances, limits unsecured borrowings, causes additional dilution to our shareholders if we sell our own equity securities at prices below the $3.65 per share conversion price of the debentures, limits our ability to sell assets and enter into merger agreements and places various other restrictions on our ability to raise debt or equity capital.


We Rely on Strategic Partners

    We have established relationships with various strategic partners to exploit the K-Fuel technology, enhance the application of NeuSIGHT and further penetrate the NeuSIGHT market. Kennecott Energy has been a strategic partner in the development of K-Fuel technology since early 1996 ane also became a strategic partner in Pegasus in early 2000. Our success will depend upon our ability to maintain existing strategic relationships with Kennecott Energy and others and develop and maintain additional relationships for the further development of our technologies. We are and will continue to be dependent upon our strategic partners to, among other things, fund the operations of the partnerships or the joint venture entities in which we own interests and to provide necessary technical, operational, personnel and other resources. While each of our strategic partners has an economic motivation to further the development of their respective joint ventures or projects with us, the amount of time and resources devoted to such joint ventures or projects will be controlled by our strategic partners and not by us. A decline in the financial prospects of a particular strategic partner could adversely affect such partner's commitment to a joint venture, which could materially harm us. Moreover, joint ventures or similar arrangements require us to have financial and other arrangements to meet our commitments to the joint ventures. We cannot assure you that we will be able to maintain existing strategic relationships, develop or maintain additional strategic relationships, meet our commitments with respect to our joint ventures or that our strategic partners will meet their commitments to any respective joint venture or project.


It Is Difficult to Evaluate Our Business and Prospects Because We Added the Development of Pegasus to Our Strategic Focus, Which Until 1998, Had Been on the Development of K-Fuel

    KFx was organized in 1988 and in August 1995, we commenced the initial application of our K-Fuel technology and began construction of a facility near Gillette, Wyoming, which was owned by KFP, in order to produce K-Fuel. Uotil early 1998, our primary business was licensing and commercializing a patented technology that, in general, uses heat and pressure to physically and chemically transform high-moisture, low-energy per pound coal and other organic feedstocks into a low-moisture, high-energy solid fuel known as K-Fuel. Operations at the KFP Facility began in the second quarter of 1998, but were suspended in the second quarter of 1999. Nevertheless, our efforts to commercialize the K-Fuel technology continue in conjunction primarily with Kennecott Energy. In March 1998 we acquired, through our purchase of a controlling ownership interest in Pegasus, the software product NeuSIGHT. Accordingly, we have a limited operating history upon which an evaluation of our prospects and future performance can be made. Although we continue to believe that K-Fuel technology has significant long-term value, we believe that the software business of Pegasus offers more near term growth opportunity. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation of a new business based on innovative technologies in a highly competitive and evolving industry.


The Market for Software in Connection with the Efficiency of the Combustion of Coal Is New and Uncertain

    Combustion and other optimization software relating to the production of coal or other similar products has only been used by the electric power business for a few years and has just recently gained market acceptance. We believe that market pressures caused by the developing deregulation of the electric power industry and the CAA will accelerate demand for and market acceptance of NeuSIGHT and related software products being developed at Pegasus. There can be no assurance, however, that NeuSIGHT or any related software products will experience growth or market acceptance.


The Market for NeuSIGHT and Related Software Depends on Successful Sales and Marketing Strategies and Product Improvement Strategies

    The market for NeuSIGHT and related software is uncertain. In our opinion, realization of near term value from the software business of Pegasus requires, among other things, the successful implementation of new sales and marketing programs. We have taken numerous steps to implement a variety of such programs and strategies, however, any evaluation or prediction of their effectiveness would be premature. We cannot assure you that our sales and marketing strategies for NeuSIGHT and related software will be successful.

    Additionally, we believe that increased market acceptance of NeuSIGHT is dependent, in part, on our ability to simplify and streamline its installation process. Product improvements directed at this objective have been made and were released to the market in late 1999 and again in late 2000. We will continue to evaluate additional improvements for development. We cannot assure you that our efforts to further improve NeuSIGHT to more fully meet our objectives will be successful.


No Established Market for Beneficiated Fuel Products Exists

         Although we believe that a substantial market will develop both domestically and internationally for clean coal fuel products, an established market does not currently exist. As a result, the availability of accurate and reliable pricing information and transportation amternatives is not fully known. The future success of our K-Fuel technology will depend on our ability to establish a market for clean coal fuel products among potential customers such as electrical utility companies and industrial coal users. Further, potential users of our fuel products may be able to choose among alternative fuel supplies. Although we have successfully operated a K-Fuel technology demonstration plant, the market viability of the K-Fuel technology will not be known until we complete construction of one or more commercial-scale production facilities, either in the United States or internationally, that produce, on a consistent basis, commercial quantities of fuel and meet certain minimum performance specifications. We face the risk that commercial-scale production facilities when completed will be unable to generate sufficient market interest to continue in business. Further, we cannot assure you that any commercial-scale K-Fuel facility will be successful.


Deregulation in the United States Power Industry May Result in Increased Competition for Our Products

    We expect that deregulation in the United States power industry will result in utilities and other power generators placing a high emphasis on reducing costs in their operations. This situation may, in turn, result in increased competition from other producers of beneficiated coal products, other clean fuel sources, other developers of combustion optimization software and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel technology and Pegasus' combustion opuimization technology.


Our Markets Are Competitive

    We face competition from other companies in the clean coal and alternative fuel technology industries as well as the emission control equipment industry. Many of these companies have financial and managerial resources much greater than ours and, therefore, may be able to offer products more competitively priced and more widely available than ours. Also, competitors' products may make our technology and products obsolete or non-competitive. Our future success may depend on our ability to adapt to such changing technologies and competition.


We Are Subject to Risks of Changing Laws

    A significant factor driving the creation of the United States market for K-Fuel, other beneficiated coal products, NeuSIGHT and other optimization software products is the CAA, which specifies various air emission requirements for electrical utility companies and industrial coal users. We believe that compliance with the air emission regulations by these coal users can be fully or partially met through the use of clean-burning fuel technologies, like K-Fuel, and combustion optimization software, like NeuSIGHT. We are unable to predict future regulatory changes and their impact on the demand for our products. A full or partial repeal or revision of the CAA would have a material adverse effect on our prospects.


Our Inability to Adequately Protect Our Proprietary Technology Could Harm Our Business

    Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents on our K-Fuel technology, however, competitors may successfully challenge the validity or scope of one or more of our patents or any future allowed patents. These patents alone and our trade secret rights with respect to NeuSIGHT may not provide us with any significant competitive advantage.

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

    As is common in the software industry, we may, from time to time receive notices from third parties claiming infringement by our NeuSIGHT product or similar software of third party patent and other property rights. On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that was filed on August 14, 2000 in US District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion ("Pavilion's Lawsuit"). The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pussuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus' Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortious interference with business relationships and attempted monopolization in violation of
Section 2 of the Sherman Antitrust Act ("Pegasus' Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit and the Pegasus Answer, without prejudice, in order to explore possible business combinations, cooperative relationships aod other alternatives. To the extent that these efforts are not successful, Pegasus, in coordination with its licensor, intends to vigorously defend against the Pavilion Lawsuit and to aggressively pursue the Pegasus Answer and Pegasus Counterclaims. Although management does not believe that its ultimate outcome will have a material adverse effect on the Company's financial position or results of operations, the ultimate disposition of this matter cannot be predicted with certainty.


We Rely on Key Personnel and Must Be Able to Retain or Attract Qualified
Personnel

    We believe that our performance is substantially dependent on the performance of a small group of senior managers and key technical personnel. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.


Technical and Operational Problems May Adversely Impact Our Ability to Develop K-Fuel Projects or Facilities

     We cannot assure you that any K-Fuel facilities under consideration by Kennecott Energy will not experience technical or operational problems similar or in addition to those experienced at the KFP Facility. To the extent that other technical or operational problems materialize, our ability to develop other K-Fuel projects or facilities would be jeopardized.


Local Opposition to K-Fuel Projects Could Substantially Delay or Prevent Development of New K-Fuel Facilities

    Development, construction and operation of K-Fuel production facilities requires numerous environmental and other permits. The process of obtaining these permits can be lengthy and expensive. In addition, local opposition to a particular project can substantially increase the cost and time associated with developing a project, and can, potentially, render a project unfeasible or uneconomical. Kennecott Energy or others that may consider the development of K-Fuel facilities may incur substantial costs or delays or may be unsuccessful in developing K-Fuel production facilities as a result of such opposition.


Our General Project Development Is Uncertain

    The process of developing, permitting, financing and constructing K-Fuel production facilities is complex, lengthy and costly and subject to numerous risks, uncertainties and factors beyond our control, including cost overruns, delays, damage and technical delays. Only a small percentage of the projects that are considered and pursued, by us, Kennecott Energy or other third parties, may ultimately result in operating projects, that are sufficiently successful to provide us with license fee income, royalty fee income and/or equity participation income. As a result, we may not be able to recover any expenses that we incur in the evaluation and development of certain projects.


A Significant Portion of the Potential of the K-Fuel and Pegasus Businesses Is Subject to International Risks

    Although our current operations are primarily in the United States, we believe a significant portion of the growth opportunity for both our Pegasus and K-Fuel businesses lies outside the United States. Doing business in foreign countries exposes us to many risks that are not present in the United States and with which we lack significant experience, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers. In addition, it may be more difficult for us to enforce legal obligations in foreign countries and we may be at a disadvantage in any legal proceeding within the local jurisdiction. Local laws may also limit our ability to hold a majority interest in the projects that we develop.


Our Ability to Take Advantage of Net Operating Losses if We Achieve Profitability Could be Limited

    Under Section 382 of the Internal Revenue Code ("IRC"), the use of prior net operating losses is limited after an "ownership change," as defined in Section 382. The limitation, if applicable, is equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by a long-term interest rate specified by the IRC. The quoted market value of a stock is a factor to consider, but not necessarily a conclusive factor, in determining the fair value of a corporation's stock. Additional issuances of equity interests by us, including the issuance of shares of common stock upon the conversion of our 6% convertible debentures or on the exercise of outstanding warrants or options to purchase our common stock may result in an ownership change that is large enough to trigger the Section 382 limitations. In the event we achieve profitable operations and taxable income, any significant limitation on the use of our net operating losses to offset taxable income would have the effect of increasing our tax liability and reducing net income and available cash resources.


Continued Operation of the Existing KFP Facility Near Gillette, Wyoming, and Production of K-Fuel from this Facility Is Uncertain

    KFP began operations at the KFP Facility in April 1998 and completed a successful test burn in May 1998 and a successful commercial burn in February 1999, as discussed above. The KFP Facility operated and produced commercially salable product in 1998 and 1999 and KFP addressed certain problems previously encountered, including a 1996 fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure release equipment. Nevertheless, KFP continued to experience certain problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. On May 24, 1999, TCK announced that in connection with certain strategic restructuring decisions made by TCK and its parent, Thermo Electron Corporation, it had decided to hold for sale its investment in the KFP Facility and record charges related thereto. Further, TCK, in June 1999, suspended operations at the KFP Facility and K-Fuel is not currently being produced.

    On May 9, 2000, we executed agreements with various parties directed at ioitiating the redevelopment of the KFP Facility. Various remediation and related operating scenarios have been evaluated over the past several mooths and are continuing to be considered. The estimated capital required under the various remediation scenarios ranges from $2 million to $4 million. There is no assurance that the necessary capital can be obtained on satisfactory terms, if at all. There can be no assurances that the KFP Facility will be successfully restarted and K-Fuel production from this facility resumed. In addition, although the Company believes that the KFP Facility qualifies for the Federal Oil Barrel Equivalent Tax Credit, promulgated under Section 29 of the IRC, which is a significant incentive for the new owners of the KFP Facility, there can be no assurance that the Internal Revenue Service will not successfully challenge such a position. Such a successful challenge would have a material adverse effect on the operating economics of the KFP Facility and our ability to generate any royalty and revenue-based service fee income.


We Are Required to Pay Third Parties a Significant Portion of Licensing and Royalty Revenues

    We anticipate that a significant portion of our future revenues with respect to K-Fuel will be in the form of licensing and royalty payments from third party licensees operating commercial-scale production facilities of K-Fuel. Pursuant to various agreements we have executed, we are required to pay third parties a substantial portion of licensing and royalty revenues that we receive. Amounts due under these agreements may restrict or limit our ability to pursue other commercialization opportunities with respect to K-Fuel because such payments will decrease cash flow from operations.


We Do Not Pay Cash Dividends

     We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends as long as any of our 6% convertible debentures are outstanding.


ITEM 2. PROPERTIES

    Effective October 1, 2000, the Company's principal executive offices consist of approximately 2,100 square feet of office space leased under a sublease through August 31, 2004, located at 3300 East First Avenue, Suite 290, Denver, Colorado 80206. The current base rent under the lease is $3,367 per month, escalating to $3,540 per month by the final year of the lease. The Company is also obligated to pay, as additional rent, allocable operating costs.

    Until September 30, 2000, the Company's principal executive offices consisted of approximately 5,900 square feet of office space leased through September 2004, located at 1999 Broadway, Suite 3200, Denver, Colorado 80202. The current base rent under the lease is $10,113 per month, escalating gradually to $11,593 per month by the final year of the lease. Effective October 1, 2000 to September 30, 2004, this space was subleased to a third party for $11,100 per month. The Company is also obligated to pay, as additional rent, allocable operating costs, most of which will also trigger additional rental income from the sublessee. During 1998 and 1999, the Pegasus and K-Fuel segments used a portion of this office space.

    The Company has leased approximately 2,300 square feet of office space through June 30, 2003, located at 2300 Clarendon Boulevard, Suite 401, Arlington, Virginia 22201. The base rent under the lease is approximately $5,078 per month, with escalations of 2.5 percent for each subsequent year of the lease term. The Company is also obligated to pay, as additional rent, an allocable share of increases in certain operating costs. The Company has the option to renew the lease for one additional five-year term. A portion of this office space is sublet under short-term leases to third parties.

    Pegasus has leased approximately 7,600 square feet of office space through October 2004, located at 5970 Heisley Road, Suite 300, Mentor, Ohio 44060. The current base rent under the lease is approximately $7,254 per month, escalating gradually to $9,146 per month by the final year of the lease. Pegasus is also obligated to pay, as additional rent, allocable operating costs. Pegasus has options to renew the lease for two additional 3-year terms, at a base rent escalated by the Consumer Price Index from the final base rent in the current term.

    The Company, through its KFx Technology, Inc. ("KFxT") subsidiary, owns a demonstration plant and leases from a subsidiary of Black Hills Corporation (for nominal rental payments) a research and development laboratory adjacent to the KFP Facility (the "Gillette Facility"). The Gillette Facility is located on approximately 80 acres of land, inside the rail loop of Fort Union Mine, in Campbell County, Wyoming, approximately 5 miles northeast of Gillette, Wyoming. The Gillette Facility is comprised of three buildings totaling approximately 7,100 square feet.


ITEM 3. LEGAL PROCEEDINGS

    On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000 in the United States District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). (The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio.) The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as weml as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus' Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortious interference with business relationships and attempted monopolization in violation of
Section 2 of the Sherman Antitrust Act ("Pegasus' Counterclaims"). After coosultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit and the Pegasus Answer, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. To the extent that these efforts are not successful, Pegasus, in coordination with its licensor, intends to vigorously defend against the Pavilion Lawsuit and to aggressively pursue the Pegasus Answer and Pegasus Counterclaims. Accordingly, although the disposition of this matter cannot be predicted with certainty, management does not believe that its ultimate outcome will have a material adverse effect on the Company's financial position or the results of its operations.

    On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden") filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint seeks damages in excess of $5.3 million. Although the ultimate resolution of this matter cannot be predicted with certainty, based on a review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFx intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.



PART II


ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Common Stock trades on the American Stock Exchange (under the trading symbol "KFX"). The following table presents the reported sales prices on the American Stock Exchange for the two-year period ended December 31, 2000.

                      Year       Period                High        Low
                      ----       ------                ----        ---
                      2000       First Quarter       $4.9375    $1.6875
                                 Second Quarter       3.6250     1.5000
                                 Third Quarter        3.1875     2.1875
                                 Fourth Quarter       2.9375     1.1875

                      1999       First Quarter       $2.1875    $1.2500
                                 Second Quarter       1.9375      .8750
                                 Third Quarter        1.8750     1.0625
                                 Fourth Quarter       1.7500     1.3125

    As of April 12, 2001, the Company had 191 holders of record of the Common Stock. This does not include holdings in street or nominee names. On April 12, 2001, the closing price of the Common Stock on the American Stock Exchange was $2.45 per share.

    The Company has never paid cash dividends and does not anticipate paying dividends in the foreseeable future. The Company is also restricted from paying dividends pursuant to the terms of the Convertible Debenture Indenture.

    During 2000, the following securities were issued pursuant to an exemption the Securities Act of 1933, as amended:


                                                                       Consideration            Class of
     Date                         Security Sold                           Received               Persons
     ----                         -------------                        -------------             -------
   5/00      Warrants to purchase 1,300,000 shares of Common  Stock          *                 Accredited
             at $3.65 per share, subject to certain adjustments                                 Investor
   7/00      Grant of 56,250 shares of Common Stock                    Professional services   Consultant
   10/00     Grant of 56,250 shares of Common Stock                    Professional services   Consultant
   11/00     80,000 shares of Common Stock                                 2.5% interest         Former
                                                                             in Pegasus         Employee


    *See discussion of sale of KFP Facility to Black Hills Corporation at
    Part 1, Item 1, Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners


ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 2000 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from the audited consolidated financial statements indexed on page F-1. The consolidated statement of oqerations data for each of the two years in the period ended December 31, 1997, and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                      2000            1999            1998            1997            1996
                                      ----            ----            ----            ----            ----
Statement of Operations Data
for the Year Ended December 31
     Operating revenues          $   2,124,770    $  2,850,800   $   2,220,585     $  1,084,823    $  1,596,298
     Operating loss              $  (8,998,405)   $ (7,477,042)  $  (6,419,014)    $ (4,930,551)   $ (4,827,874)
     Net loss                    $ (12,290,172)   $(12,730,427)  $  (6,783,817)    $ (5,095,160)   $ (5,628,541)
     Basic and diluted net
     loss per share              $        (.49)   $       (.53)  $        (.28)    $       (.21)   $       (.25)
     Weighted average shares
     of common stock outstanding    24,908,000      24,137,000      23,931,000       23,820,000      22,458,000


Balance    Sheet    Data   at
December 31
     Current assets              $   1,294,431    $  1,605,466   $   7,004,806     $ 14,461,198    $  1,957,005
     Working capital             $  (4,965,927)   $ (3,873,922)  $   4,481,499     $ 12,565,373    $   (166,521)
(deficit)
     Total assets                $   8,471,370    $ 14,267,995   $  22,672,289     $ 29,057,706    $ 14,923,567
     Long-term debt              $  16,670,594    $ 17,484,625   $  17,890,793     $ 17,500,000    $  1,110,000
     Stockholders' equity        $ (17,433,931)   $ (9,696,018)  $   2,258,289     $  8,495,881    $ 10,524,041
(deficit)

    The Company recorded permanent impairment write-downs of $629,000 and $4,000,000 in 2000 and 1999, respectively; see Note 7 and Note 6 to the consolidated financial statements, respectively. The Company recorded a $464,000 write-down of certain idle equipment at the K-Fuel demonstration plant and laboratory in 2000; see Note 1 to the consolidated financial statements. The Company acquired Pegasus in 1998; see Note 2 to the consolidated financial statements. The Company issued $17,000,000 of 6% Convertible Debentures in 1997; see Note 11 to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This annual report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based on our knowledge of facts as of the date of this annual report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties, not limited to those discussed under "Risk Factors," that may be outside of our control, including, but not limited to:

     o adverse market and various other conditions that could impair the Company's ability to obtain needed financing;

     o   actions or the inaction of the Company's strategic partners;

     o the breadth or degree of protection available to the Company's intellectual property;

     o   availability of key management and skilled personnel;

     o   competition and technological developments by competitors;

     o lack of market interest in the Company's existing products and any new products or services;

     o changes in environmental, electric utility and other governmental regulations;

     o unanticipated problems that could arise in research and development activities;

     o cost overruns, delays and other problems that may occur in developing, permitting, financing or constructing K-Fuel production facilities;

     o the availability of Section 29 or similar tax credits related to any future K-Fuel production facilities; and

     o   domestic and international economic and political developments.

    We use words like "believe," "expect," "anticipate," "will,"
"estimate," "project," "plan," and similar expressions to help identify forward-looking statements in this annual report.

    For additional factors that could affect the validity of our forward-looking statements, you should read "Risk Factors" contained in
Part I, Item 1 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II,
Item 7 of this annual report and "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this annual report. The forward-looking statements included in this annual report are subject to additional risks and uncertainties not disclosed in this annual report, some of which are not known or capable of being know by the Company. The information contained in this annual report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this annual report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


OVERVIEW

    Through the acquisition of 60% of Pegasus in early 1998, KFx significantly broadened its technology solutions, by adding NeuSIGHT(TM), Pegasus' neural network based combustion optimization software, to K-Fuel Technology, its patented clean coal technology. This step was taken in order to better meet the evolving needs of the electric power industry that are being stimulated by domestic industry deregulation and increasingly stsingent air quality standards worldwide. In August 1999, KFx increased its ownership of Pegasus to 75% and during 2000, KFx sold 4% of its interest in Pegasus to Kennecott Energy for $1 million, KFx converted $3.6 million of debt Pegasus owed to it into convertible preferred stock and Kennecott Energy invested $2,000,000 into Pegasus in the form of convertible preferred stock.

    As a result of the additional investments by Kennecott Energy in Pegasus Preferred Stock through April 13, 2001 and KFx's sale of a portion of its Pegasus Preferred Stock through April 13, 2001 to Evergreen and other private investors, the ownership of Pegasus at April 13, 2001 is approximately as follows: KFx--57.9%, Pegasus founders--16.0%, Kennecott Energy--14.9%, Evergreen Resources, Inc.--8.8% and other private investors--2.4%.

    Pegasus operations in 2000 were significantly hampered by confusion in the power generation industry as to the manner of achieving compliance with certain aspects of the CAA, due to legal challenges brought against certain EPA initiatives directed at the reduction of NOX emissions as well as a patent infringement suit brought by Pavilion in the third quarter of 2000.

     During 2000 and early 2001, various court actions affirmed most of the EPA's NOX initiatives as well as EPA's authority to promulgate these and similar air quality regulations (which authority had been legally challenged). Accordingly, the power generation industry is resuming efforts to determine the manner in which it will comply with the EPA NOX initiatives.

     On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit and the Pegasus Answer, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. To the extent that these efforts are not successful, Pegasus, in coordination with its licensor, intends to vigorously defend against the Pavilion Lawsuit and to aggressively pursue the Pegasus Answer and Pegasus Counterclaims. See also Part I--Item 3--Legal Proceedings.

     In 2000, Pegasus hired a new CEO, Gary Nicholson, with a uniquely suited background in power generation information technology, control systems and systems integration, coal mining and a strong base of management and marketing skills. During 2000, under his leadership, Pegasus' achievements included the completion of several outstanding installation projects with improved customer satisfaction, the introduction of another improvement to NeuSIGHT to further streamline installation efforts, the receipt of an order for the installation of NeuSIGHT in China and the initiation of an exclusive licensing arrangement for China with an experienced local partner with strong US ties. Despite the difficulties imposed by the legal challenges to the EPA's NOX initiatives and the Pavilion lawsuit, Pegasus achieved improved revenue growth from 1999 to 2000 of 23% compared to a 16% increase in revenues from 1998 to 1999.

    In early 2000, after completion of an analysis of issues impacting the growth and success of Pegasus, the Company decided to move the Denver, Colorado headquarters activities of Pegasus, which included marketing and sales administration, general accounting and financial reporting, to the Pegasus Cleveland, Ohio area offices which include its operations and research and development activities. This move was substantially completed during the second quarter of 2000, and has provided more effective management and coordination of and communication among Pegasus' various activities.

    Progress to commercialize K-Fuel Technology continued during 2000, culminating with the announcement in early 2001 of the successful demonstration of an improved coal upgrading process resulting from the joint efforts of KFx and Kennecott Energy, through the K-Fuel, LLC joint venture. This 16-month project, performed by Kennecott Energy's affiliate, Rio Tinto Technical Services, evaluated historical information, issues impacting the operations of the existing Gillette commercial K-Fuel facility, off-the-shelf equipment, and methods to achieve continuous operations to improve the economics of the production process. The principal differences from the K-Fuel Series C process previously used are continuous operations, lower temperatures, and the absence of superheat from the system.

    The resulting product, which in the tests was produced from PRB coals, is low in SO2, NOX, mercury and chlorine, similar to K-Fuel. The analysis also indicated that an improved process can possibly be designed to produce the new fuel within potentially attractive economic constraints and that tie K-Fuel production process proposed as a result of the project should be more reliable than the current Gillette commercial plant and have lower capital and operating costs than any previous design.

    The heating value of the new fuel as tested is approximately 11,200 to 11,600 Btu's per pound. Upon combustion, the new fuel produces approximately 20% lower NOX emissions and lower mercury emissions, as compared to the PRB feedstock coal (already the lowest mercury content coal naturally available), and SO2 emissions well below the 1.0 lb per million Btu limit contained in Phase II of the CAA.

    In addition, K-Fuel LLC believes that there may be considerable advantages to blending the new product and raw PRB coal. The dust and self-heating behaviors of a blend of the new product and raw PRB coal appear to be similar to raw PRB coal, without the need for oil or other treatment. The blend retains proportional NOX, SO2 and mercury reduction benefits. Accordingly, a commercial plant for the new product may be leveraged to provide considerably higher volumes of blended product for the market place.

    On May 9, 2000, the Company closed a series of agreements with various pasties intended to initiate the redevelopment of the KFP Facility. Among other things, as a result of these agreements (a) a subsidiary of Black Hills Corporation (BKH) purchased the KFP Facility and received 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility,
(b) KFx granted BKH a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for approximately $1.5 million, (d) TCK sold the remaining
2.25 million common shares of KFx it owned to private investors and canceled the warrants it held to purchase a control position in KFx's common stock. KFx and BKH are proceeding to finalize plans and secure the necessary capital to rectify certain design flaws in the balance-of-plant systems in order to restart the KFP Facility and produce K-Fuel. The cost to implement these plans is currently estimated at $2 million to $4 million.

    During 2000 and before, management of the Company has been evaluating various alternatives to raise capital and improve its balance sheet. The Pavilion Lawsuit filed in the third quarter of 2000, precluded many of the opuions that had been considered, some of which were in the process of being implemented at the time the Pavilion Lawsuit was filed. With the April 11, 2001 settlement of the Pavilion Lawsuit, the Company immediately resumed its efforts to raise needed capital for Pegasus and KFx and is considering various alternative relationships with Pavilion.

REVENUE RECOGNITION

Pegasus Software License and Services Revenue

    The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition." The Company derives revenues from license fees, for the Company's NeuSIGHT software, and services, including installation, implementation, maintenance and training, under the terms of both fixed-price and time-and-materials contracts. Revenues are not recognized until persuasive evidence of an arrangement exists, either by way of a signed contract or signed purchase order.

    Where services are essential to the functionality of the delivered software, the license fee and services revenue is generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in costs, estimated costs and other factors that may lead to a change in the original estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the periods in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of fixed price contracts and all such amounts are expected to be billed in accordance with performance milestones specified in the contract with the client and collected within twelve months. Deferred job costs represent up-front hardware costs incurred that will be amortized to expense over the term of related revenue recognition.

    Services revenue provided under fixed-price contracts is generally recognized using the percentage completion method of accounting described above. Revenue from other services provided pursuant to time-and-materials contracts is recognized as the services are performed. Annual maintenance revenue is recorded as deferred revenue and recognized ratably over the service period, which is generally twelve months.


K-Fuel Revenue

    The Company recognizes revenue from K-Fuel licenses, when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable and collectibility is reasonably assured. Fees fsom contract services are recognized as the services are performed.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 vs. Year Ended December 31, 1999

    The consolidated operating loss in 2000 of $8,998,405, which includes $3,575,622 of non-cash charges, was $1,521,363, or 20%, greater than the 1999 operating loss due primarily to (a) a K-Fuel license fee in 1999 that cootributed $750,000 to operating income, with no similar fee in 2000, (b) a non-cash charge approximating $464,000 at the K-Fuel segment due to the write-down of certain idle equipment (c) an increase approximating $865,000 in operating losses at Pegasus offset by (d) reduced KFx corporate and other costs and losses approximating $505,000.

    Consolidated operating revenues decreased approximately $726,000, or 25% from 1999 to 2000 due primarily to (a) the $1 million K-Fuel license fee from Kennecott Energy in 1999 only, offset by (b) an increase in Pegasus revenues approximating $358,000, or 23%.

    Consolidated operating costs and expenses in 2000 exceeded the 1999 level by approximately $795,000, or 8%. Pegasus operating costs increases of approximately $1,223,000 (25%) and the K-Fuel idle equipment write-down of $464,0000 were offset by the absence of K-Fuel royalty expense in 2000, that was $250,000 in 1999, a reduction in other operating costs of the K-Fuel demonstration plant and laboratory approximating $121,000, or 37%, due to reduced contract revenue and related activity level and cost reductions at the KFx corporate level approximating $505,000 (16%), resulting from staff reductions and various other costs reduction measures.

    Pegasus cost increases from 1999 to 2000 included (a) an increase in cost of sales of $594,000 (50%) resulting from the 23% increase in sales as well as increased costs associated with ensuring the completion of certain installations to the satisfaction of customers, (b) a $279,000 (83%) increase in research and development as a result of more focus on product improvement and new product development resulting in part from Kennecott Energy's investments in Pegasus, and (c) a $129,000 (21%) increase in depreciation and amortization largely due to $115,000 (22%) of additional goodwill amortization stemming from an addition to goodwill in late 1999. Marketing, general and administrative costs for Pegasus increased by approximately $221,000 (8%) from 1999 to 2000, largely due to certain internal costs associated with the Pavilion Lawsuit that are not subject to indemnification.

    Declines in KFx corporate and other costs included (a) $457,000 (17%) in reduced marketing, general and administrative expenses, resulting from reducing staff and executive office space and related expenses, and (b) $48,000 (9%) in reduced depreciation and amortization of debt issue costs resulting from the conversion of $1.9 million of Debentures during 2000.

    Partially offsetting the variances from 1999 to 2000 in the Company's operating loss, the Company experienced a $1,962,000 net decrease in net non-operating expense items from 1999 to 2000. This decrease was primarily due to the net result of (a) a $4,000,000 impairment loss in 1999 related to the Company's investment in KFP compared to a $629,000 impairment loss in 2000 related to the Company's investment in Charco Redondo, (b) the recognition, beginning in 2000 of, the accretion of the maturity premium on the Company's Debentures, which totaled $1,362,000, and is included in interest expense, (c) a decline in interest and other income approximating $359,000, due largely to a $223,000 nonrecurring non cash income item in 1999, as well as a $116,000 decline in interest income due to lower cash balances, (d) a $134,000 (10%) increase in interest expense associated with increased borrowings and (e) the absence in 2000 of $452,000 of equity losses associated with the Company's investment in KFP.

    The factors discussed above combined to produce a 2000 net loss of $12,290,172, which is approximately 3% below the $12,730,427 net loss for 1999. On a basic and diluted net loss per share basis, the $.49 loss for 2000 is approximately 6% lower than the $.53 loss for 1999 due to the smaller 2000 net loss as well as 3% increase in the weighted average number of shares outstanding from 1999 to 2000.

    The Company has not recorded a deferred tax benefit from KFx's and Pegasus' net operating loss carryforwards, which approximate $42,873,000 aod $4,151,000, respectively, at December 31, 2000, since, based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company's deferred tax assets will not be realized. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code ("Section 382"). Although management does not believe Section 382 places significant limitations on the use of the Company's net operating loss carryforwards presently, transactions that may be consummated in order to obtain needed financing may result in ownership changes that are large enough to trigger the Section 382 limitations. In the event the Company achieves profitable operations and taxable income, any significant Section 382 limitation would have the effect of increasing the Company's income tax liability and reducing available cash resources.


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

    Pegasus costs increased from 1998 to 1999, in part, because 1998 included three fewer months of Pegasus activity. Pegasus cost increases included (a) $426,000 (56%) in increased cost of sales associated with increased revenue, (b) $1,445,000 (118%) increased marketing, general and administrative costs resulting largely from efforts begun in late 1998 to develop a professional marketing and sales organization, (c) $197,000 (143%) in research and development costs associated with activities to develop enhancements to NeuSIGHT and new products and (d) $173,000 (39%) in depreciation and amortization primarily due to increased goodwill amortization.

    Declines in K-Fuel costs include $474,000 (53%) in reduced K-Fuel demonstration plant and laboratory expense associated with the decline in related revenue discussed above partially offset by a $250,000 royalty expense associated with the K-Fuel license fee from Kennecott Energy. Declines in KFx corporate and other costs included (a) $224,000 (8%) in reeuced marketing, general and administrative expenses and (b) $132,000 (20%) in reduced depreciation and amortization as certain assets became fully depreciated during 1999.

    In addition to the Company's operating loss, the Company experienced a $4,889,000 net increase in net non-operating expense items from 1998 to 1999. This increase was primarily due to (a) the recognition in 1998 of a $701,000 gain on sale of mine, (b) a decline in interest and other income approximating $320,000, due largely to a decline in the average balance of cash investments, partially offset by (c) a $175,000 reduction in KFx's share of losses at K-Fuel, LLC, due to lower R&D expenses, and (d) a $4,000,000 impairment of the Company's investment in KFP.

    The factors discussed above combined to produce a net loss of $12,730,427 for 1999, which is $5,946,610 in excess of the 1998 net loss.
On a basic and diluted per share basis, the 1999 loss was $.53 compared to $.28 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

    During 2000, the Company used approximately $5,151,000 of cash for its operating activities, which included (a) approximately $2,360,000 used to support and accelerate the growth of Pegasus' business, (b) $1,181,000 used for interest payments, (c) approximately $1,610,000 used for KFx corporate and other activities. The principal sources of cash during 2000 were (a) $3,000,000 from Kennecott Energy associated with its investment in Pegasus beginning in March (of which $1,000,000 was paid to KFx and $2,000,000 was invested in Pegasus), (b) the $1,527,000 recovery of the Company's investment in KFP and (c) $850,000 in net short term borrowings from KFx directors (of which $250,000 was borrowed by KFx and $600,000 was borrowed by Pegasus). In addition to cash used for operating activities the Company also used $532,000 of cash in total as follows: (a) K-Fuel patent applications ($295,000), (b) repayment of notes related to the 1998 acquisition of Pegasus ($171,000) and (c) purchases of property and equipment ($66,000).

    During 1999, the Company used approximately $3,458,000 of cash for its operating activities, which included (a) approximately $1,952,000 used to support and accelerate the growth of Pegasus' business, (b) $1,148,000 used for interest payments, and (c) approximately $1,854,000 used for KFx corporate and other activities. Offsetting these uses of cash was approximately $1,496,000 of cash provided from the continued development of the K-Fuel business, principally the June 1999 agreement with Kennecott Energy which produced net operating cash flow of $1,750,000.

    During 2000 and before, management of the Company has been evaluating various alternatives to raise capital and improve its balance sheet. The Pavilion Lawsuit filed in the third quarter of 2000, precluded many of the options that had been considered, some of which were in the process of being implemented at the time the Pavilion Lawsuit was filed. With the April 11, 2001 settlement of the Pavilion Lawsuit, the Company immediately resumed its efforts to raise needed capital for Pegasus and KFx and is considering various alternative relationships with Pavilion as discussed below.

    During 2001, through April 13, the Company raised $1,900,000 in cash from certain transactions resulting in the sale of a portion (equivalent to an 11.2% as converted interest in Pegasus) of its preferred stock investment in Pegasus. KFx is obligated to repurchase this preferred stock for $2,533,333 within one year of the date it was sold, or earlier in certain circumstances.

    At December 31, 2000, principal and interest under a promissory note to the State of Wyoming ("Wyoming") in the amount of $475,000 was due as follows: (a) February 1, 2001--$5,000 and (b) March 1, 2001--$470,000. The
payment due March 1, 2001 was not paid. The Company initiated discussions with Wyoming in late February 2001 and on March 12, 2001 consummated an extension to July 1, 2001 in exchange for (a) a principal payment approximating $150,400 made on March 9, 2001, (b) a delinquent payment fee approximating $47,200 made on March 9, 2001, (c) an interest payment approximating $2,400 made on March 9, 2000, (d) the assignment to Wyoming of the net sales proceeds of the balance of the Company's preferred stock investment in Pegasus (with a face value approximating $1 million, representing an interest in Pegasus approximating 4.4% and (e) a collateral interest in certain K-Fuel related equipment that is not currently in use.

    Circumstances substantially identical to those in the preceding paragraph arose relative to promissory notes due Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments made under such note, upon his demand, since their obligation stemmed from their personal guarantee of certain obligations of the Company that were renegotiated in 1994. During 2000, the Company made related principal and interest payments on behalf of its Chairman totaling $82,150. In addition, similar payments totaling $12,210 were made through April 12, 2001. The Company's Chairman and his affiliate have agreed to waive their indemnification rights for future payments under certain circumstances. Wyoming issued a notice of default relative to this note on March 2, 2001, triggering a 10-day cure period. On March 12, 2001, Wyoming agreed to forebear from collection activities under this note until July 1, 2001.

    The Company will seek to meet its cash requirements over the balance of 2001 with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of April 13, 2001 approximated $306,000;
(b) the net sales proceeds of the balance of the Company's preferred stock inwestment in Pegasus that has been assigned to Wyoming; (c) approximately $500,000 of Kennecott Energy's discretionary investments in Pegasus pursuant to provisions of the agreements executed in March 2000; (d) potential investments in Pegasus from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company; (f) potential fees from licensing new K-Fuel facilities; (g) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; (g) potential contract revenues relating to the K-Fuel demonstration plant and laboratory; and (h) unsecured borrowings from one or more of its directors.

    The Company has contacted and has been contacted by several large suppliers to the power generation industry about the potential of making an investment in Pegasus. In addition, the Company is considering the potential for debt and/or equity offerings by the Company and/or Pegasus and has had related discussions with investment banking firms. At this stage, discussions with all of these parties are preliminary, but the Company intends to continue such discussions and negotiate definitive agreements if acceptable terms can be reached.

    The Company is continuing to work toward its goal of licensing a large commercial K-Fuel plant to Kennecott Energy.

    The Company has had discussions with various parties about potential transactions to add product and/or service offerings relevant to the power generation industry. Such discussions have included consideration of acquisitions and related transactions to raise equity capital for the Company and/or Pegasus. Although currently there are no active discussions, the Company will continue to evaluate the merits of pursuing such a strategy, in view of the Company's evolving financial condition. In adeition, from time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short-term basis, will continue to be available if needed.

    Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, which contain a number of restrictions including (a) limitations on the Company's ability to incur secured and unsecured debt, (b) limitations on the Company's ability to sell assets or enter into merger agreements, and (c) provisions that would reduce the Debenture conversion price from $3.65 per share, if the Company sells KFx Common Stock is sold at a price below $3.65 per share.

    There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed, the Company may default on payments when due. Should the Company not be successful in achieving one or more of the financing alternatives discussed above, it is possible that the Company may not be able to continue as a going concern.


NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (the "Bulletin"), which addresses revenue recognition issues. The implementation of the Bulletin was delayed until the fourth quarter of 2000 for fiscal years beginning after December 15, 1999. The application of the Bulletin was retroactive to January 1, 2000. The impact of the Bulletin on the Company's consolidated financial statements was not material.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all desivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not hold any derivative financial instruments and has not engaged in hedging activities, the Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated results of operations, financial position or cash flows. The Company will adopt the provisions of SFAS 133 in the first quarter of 2001.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments and only $850,000 of floating rate debt and does not expect to derive a material amount of its revenues from interest bearing securities. Currently the Company has no significant foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company's products and services, since K-Fuel and NeuSIGHT have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company's fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company's business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The consolidated financial statements and notes thereto included in this item are indexed on page F-1 "Index to Consolidated Financial Statements."

    Unaudited selected quarterly financial data for the years ended December 31, 2000 and 1999 is included at Note 19 to the consolidated financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.




PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

         The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Siareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The required information for this item is incorporated by regerence to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.




PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)    (1) List of Financial Statements

                  See Index to Consolidated Financial Statements at F-1

         (2) List of Financial Statement Schedules

                  None

         (3) Exhibits

  EXHIBIT
  NUMBER         DESCRIPTION
  -------        -------------------------------------------------------------

  3.1(1)         Restated Certificate of Incorporation of the Company
  3.2(1)         Certificate of Amendment to Certificate of Incorporation
                 of the Company
  3.3(5)         Second Amended and Restated Bylaws of the Company
  4.1(5)         Sample Common Stock Certificate
  4.2(9)         Indenture dated July 25, 1997 by and between the Company
                 and Colorado National Bank
  4.3(2)         Form of Warrant to Purchase Common Stock issued to
                 Placement Agents in connection with issuance of 6%
                 Convertible Debentures, due 2002
  4.4(11)        Company Stock Purchase Warrant dated June 19, 1997 and
                 Amendment No. 2 dated August 3, 1998 between the Company
                 and Peter G. Martin
  4.5(11)        Common Stock Purchase Warrant dated August 2, 1995 and
                 Amendment No. 1 dated August 3, 1998 between the Company
                 and Peter G. Martin
  4.6(11)        Common Stock Purchase Warrant dated November 15, 1996 and
                 Amendment No. 1 dated August 3, 1998 between the Company
                 and Innovative Research Associates, Inc.
  4.7*           Statement Respecting Rights of Series B Preferred Stock of
                 Pegasus Technologies, Inc.
  4.8*           Statement Respecting Rights of Series C Preferred Stock of
                 Pegasus Technologies, Inc.
  4.9*           Warrants to Purchase 1,000,000 Shares of KFx Inc. Common
                 Stock issued to Evergreen Resources, Inc. as of February
                 9, 2001
  4.10*          Registration Rights Agreement Between the Company and
                 Evergreen Resources, Inc. dated February 9, 2001
  4.11*          Warrants to Purchase 166,667 Shares of KFx Inc. Common
                 Stock issued to William H. Walker as of March 8, 2001
  4.12*          Registration Rights Agreement Between the Company and
                 William H. Walker dated March 8, 2001
  4.13*          Warrants to Purchase 66,667 Shares of KFx Inc. Common
                 Stock issued to Theodore Venners as of March 8, 2001
  4.14*          Registration Rights Agreement Between the Company and
                 Theodore Venners dated March 8, 2001
  4.15*          Warrants to Purchase 33,333 Shares of KFx Inc. Common
                 Stock issued to Mark S. Sexton as of April 10, 2001
  4.16*          Registration Rights Agreement Between the Company and Mark
                 S. Sexton dated April 10, 2001
  4.17*          Warrants to Purchase 1,300,000 Shares of KFx Inc. Common
                 Stock issued to Landrica Development Company as of May 1, 2000.
  4.18*          Registration Rights Agreement Between the Company and Landrica
                 Development Company dated May 1, 2000.
  10.1(1)        Amendments to Agreements between Theodore Venners, S.A.
                 Wilson, Koppelman Fuel Development Company, and the
                 Koppelman Group dated December 29, 1992
  10.2(1)        Assignment of U.S. Patents by K-Fuel Limited Partnership
                 to the Company dated July 23, 1993
  10.3(1)        Assignment of U.S. Trademark Registration by K-Fuel
                 Limited Partnership to the Company dated July 23, 1993
  10.4(1)        Royalty Agreement dated December 29, 1992 between the
                 Company and the Koppelman Group
  10.5(1)        Agreement dated December 19, 1991 among K-Fuel
                 Partnership, Edward Koppelman, K-Fuel Limited Partnership
                 and KSA Inc.
  10.6(1)        Restricted Stock Plan for Directors and Selected Officers
                 dated December 16, 1993
  10.7(4)        Restricted Stock Plan for Selected Independent Contractors
                 dated February 16, 1994
  10.8(1)        Stock Option Plan dated December 16, 1993
  10.9(1)        Settlement Agreement dated December 14, 1992
  10.10(1)       Stock Exchange Agreement Dated December 14, 1992
  10.11(1)       Stipulation and Agreement dated February 28, 1994 between
                 Energy Brothers Technology, Inc., State of Wyoming, the
                 Company, Theodore Venners, Edward Koppelman and Energy
                 Brothers Holding, Inc.
  10.12(4)       Extension of Stock Forfeiture Agreement between Theodore
                 Venners and Rudolph G. Swenson; Joyce M. Goldman; David
                 Bretzlauf; Joseph M. Butler; R.C. Whitner; Hillari
                 Koppelman; Thomas D. Smart and Susan M. Thevenet; Charles
                 F. Vance
  10.13(3)       Common Stock Purchase Agreement dated July 27, 1995
                 between the Company and David H. Russell
  10.14(3)       Gross Royalty Share Agreement dated August 17, 1995
                 between the Company and Fort Union, Ltd.
  10.15(3)       Letter of Agreement dated August 15, 1995 between the
                 Company and Edward Koppelman
  10.16(3)       Assignment dated August 29, 1995 executed by Edward
                 Koppelman in favor of the Company
  10.17(3)       Notice of Termination dated August 16, 1995 between Edward
                 Koppelman and Energy Brothers Holding, Inc.
  10.18(5)       Letter Agreement dated February 28, 1995 between RCD
                 Development and the Company
  10.19(6)       Amended and Restated Heartland License Agreement between
                 Heartland Fuels Corporation and the Company dated April
                 19, 1996
  10.20(7)       Royalty Amendment Agreement dated June 3, 1996 between the
                 Company, Edward Koppelman and Theodore Venners
  10.21(8)       Amendment to Agreement between the Company and RCD
                 Development dated January 16, 1997
  10.22(10)      1998 Directors Nonqualified Stock Option Plan
  10.23(10)      1998 Advisory Committee Nonqualified Stock Option Plan
  10.24(10)      Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L. Patterson
  10.25(11)      Stock Purchase Agreement dated March 26, 1997 between the
                 Company and Theodore Venners
  10.26(11)**    Professional Installation Services Master Agreement dated
                 March 5, 1999, between Net Power Solutions, a subsidiary
                 of the Company, and the Energy Systems Group of Science
                 Applications International Corporation
  10.27(12)      1999 Stock Incentive Plan
  10.28(13)**    First Amended Limited Liability Company Agreement of
                 K-Fuel, L.L.C. dated June 29, 1999
  10.29(15)      Exchange Agreement dated August 27, 1999 between the
                 Company and AIW/P Holdings, Inc.
  10.30(15)      Transfer Agreement dated August 27, 1999 between the
                 Company and AIW/P Holdings, Inc.
  10.31(14)**    Common Stock and Series A Preferred Stock Purchase
                 Agreement among Pegasus Technologies, Inc., KFx Inc. and
                 Kennecott Energy Company dated March 3, 2000
  10.32(14)      Pegasus Technologies, Inc. Stockholders and Voting
                 Agreement dated March 3, 2000
  10.33(14)      Marketing Services Agreement dated March 3, 2000 among
                 Pegasus Technologies, Inc., Net Power Solutions, LLC,
                 KFuel LLC, KFx Inc. and Kennecott Energy Company
  10.34*         1996 Stock Option and Incentive Plan of KFx Inc.
  21.1*          Subsidiaries
  23.1*          Consent of Independent Accountants
  34.1*          Powers of Attorney, incorporated by reference to Signature page





  ----------------------------------------------------------------------------

*     Filed herewith.
** Certain portions of this Exhibit were omitted based upon a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission.
(1) Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994 as an exhibit to the Company's Form 10-SB and incorporated herein by reference.
(2) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated August 22, 1997 and incorporated herein by reference.
(3) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Registration Statement on Form SB-2 (File No. 33-97418) and incorporated herein by reference.
(4) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Registration Statement on Form SB-2 (File No. 33-90128) and incorporated herein by reference.
(5) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.
(6) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.
(7) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(8) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(9) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(10) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(11) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(12) Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company's Proxy Statement on Schedule 14A and incorporated herein by reference.
(13) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated June 29, 1999 and incorporated herein by reference.
(14) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated March 7, 2000 and incorporated herein by reference.
(15) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated August 27, 1999 and incorporated herein by reference.


    (b)  Reports on Form 8-K


    No reports on Form 8-K were filed in the quarter ended December 31, 2000.




SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Daue: April 16, 2001                  KFX INC.

                                      By: /s/Theodore Venners
                                      -----------------------------------------
                                      Theodore Venners
                                      Chairman of the Board of Directors,
                                         President, and Chief Executive Officer




    POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore Venners and Seth L. Patterson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     SIGNATURE                              TITLE                                         DATE
     ---------                              -----                                         ----

     /s/Theodore Venners
     -----------------------------
     Theodore Venners                       Chairman of the Board of Directors,           April 16, 2001
                                            President and Chief Executive Officer
                                            (Principal Executive Officer)
     /s/Seth L. Patterson
     -----------------------------
     Seth L. Patterson                      Executive Vice President and                  April 16, 2001
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)
     /s/Stanford M. Adelstein
     -----------------------------
     Stanford M. Adelstein                  Director                                      April 16, 2001


     /s/Vincent N. Cook
     -----------------------------
     Vincent N. Cook                        Director                                      April 16, 2001


     /s/Gary Nicholson
     -----------------------------
     Gary Nicholson                         Director                                      April 16, 2001


     /s/Jack C. Pester
     -----------------------------
     Jack C. Pester                         Director                                      April 16, 2001


     /s/David H. Russell
     -----------------------------
     David H. Russell                       Director                                      April 16, 2001


     /s/Mark S. Sexton
     -----------------------------
     Mark S. Sexton                         Director                                      April 16, 2001


     /s/Stanley G. Tate
     -----------------------------
     Stanley G. Tate                        Director                                      April 16, 2001




                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



     Report of Independent Accountants............................         F-2


     Consolidated Balance Sheets..................................         F-3


     Consolidated Statements of Operations........................         F-4


     Consolidated Statements of Stockholders' Deficit.............         F-5


     Consolidated Statements of Cash Flows........................         F-6


     Notes to Consolidated Financial Statements................... F-8 to F-29




                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of KFx Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of KFx Inc. and its subsidiaries at December 31, 2000 and 1999, ane the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $71,091,304 at December 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Denver, Colorado
April 13, 2001




                                  KFX INC.

                        CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                  2000                1999
                                                                                  ----                ----
ASSETS
Current assets
     Cash and cash equivalents.........................................    $      348,955      $      654,429
     Trade accounts receivable.........................................           351,909             606,326
     Unbilled revenue..................................................           118,103              66,994
     Other receivables.................................................           224,853              24,252
     Prepaid expenses..................................................            34,459              69,715
     Deferred job costs................................................           216,152             183,750
                                                                              -----------         -----------
          Total current assets.........................................         1,294,431           1,605,466
Property, plant and equipment, net of accumulated depreciation.........         1,360,430           2,258,426
Patents, net of accumulated amortization...............................         1,951,567           2,297,708
Investment in and advances to KFx Fuel Partners, L.P. .................                --           1,527,048
Iovestmentin K-Fuel, L.L.C. ...........................................           694,135           1,171,585
Investment in Charco Redondo, L.L.C. ..................................                --             629,238
Goodwill, net of accumulated amortization..............................         1,817,731           2,298,250
Debt issue costs, net of accumulated amortization......................           679,046           1,246,565
Prepaid royalty........................................................           498,000             498,000
Other assets...........................................................           176,030             735,709
                                                                              -----------         -----------
TOTAL ASSETS                                                               $    8,471,370      $   14,267,995
                                                                           ==============      ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable..................................................       $ 1,817,533         $   551,193
     Accrued expenses..................................................           625,523             308,102
     Interest payable..................................................           458,265             543,068
     Liability to issue stock and warrants.............................           134,458           2,200,000
     Deferred sale of Pegasus Technologies Inc. common stock...........         1,000,000                  --
     Deferred revenue..................................................           523,552             985,858
     Short-term notes payable to directors ............................           827,551                  --
     Current maturity of long-term debt................................           873,476             891,167
                                                                              -----------         -----------
          Total current liabilities....................................         6,260,358           5,479,388
Deferred income........................................................           499,309           1,000,000
Deferred revenue.......................................................           200,000                  --
Long-term debt, less current maturities................................           331,150             484,625
Convertible debentures.................................................        16,339,444          17,000,000
                                                                              -----------         -----------
          Total liabilities............................................        23,630,261          23,964,013
                                                                              -----------         -----------
Commitments and contingencies (Note 15)
Minority interest......................................................         2,275,040                  --
                                                                             ------------      --------------
Stockholders' deficit
      Preferred stock, $.001 par value, 20,000,000 shares authorized;
        none issued                                                                    --                  --
     Common stock, $.001 par value, 80,000,000 shares authorized;
        25,196,280 and 24,482,240 shares issued and outstanding,
        respectively...................................................            25,196              24,482
     Additional paid-in capital........................................        53,632,177          49,080,632
     Accumulated deficit...............................................       (71,091,304)        (58,801,132)
                                                                              -----------         -----------
          Total stockholders' deficit..................................       (17,433,931)         (9,696,018)
                                                                              -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............................    $    8,471,370     $    14,267,995
                                                                           ===============     ===============

                The accompanying notes are an integral part of these consolidated financial statements.




                                  KFX INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                           2000                1999              1998
                                                                           ----                ----              ----
OPERATING REVENUES
Pegasus software licenses and services............................... $ 1,894,994          $ 1,536,884        $ 1,328,491
K-Fuel demonstration plant and laboratory contract revenue...........     229,776              313,916            892,094
K-Fuel license fee...................................................          --            1,000,000                 --
                                                                      -----------          -----------        -----------
     Total operating revenues........................................   2,124,770            2,850,800          2,220,585
                                                                      -----------          -----------        -----------
OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services.......................   1,775,780            1,181,321            755,281
K-Fuel demonstration plant and laboratory............................     781,488              414,246            888,616
K-Fuel royalty.......................................................          --              250,000                 --
Marketing, general and administrative................................   5,123,026            5,394,970          4,146,797
Pegasus research and development.....................................     614,410              335,766            138,335
Depreciation and amortization........................................   2,828,471            2,751,539          2,710,570
                                                                      -----------          -----------        -----------
     Total operating costs and expenses..............................  11,123,175           10,327,842          8,639,599
                                                                      -----------          -----------        -----------
OPERATING LOSS.......................................................  (8,998,405)          (7,477,042)        (6,419,014)
Interest and other income............................................     (11,381)             347,459            667,702
Interest expense (including accretion of debenture premium)..........  (2,655,628)          (1,160,098)        (1,159,925)
Equity in income (loss) of unconsolidated affiliates.................       4,242             (440,746)          (573,080)
Impairment losses....................................................    (629,000)          (4,000,000)                --
Gain of sale of mine.................................................          --                   --            700,500
                                                                      -----------          -----------        -----------

NEU LOSS............................................................$ (12,290,172)     $   (12,730,427)   $   (6,783,817)
                                                                   --------------      ----------------   ---------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                         $        (.49)     $          (.53)   $         (.28)
                                                                   --------------      ----------------   ---------------

Weighted average common shares outstanding..........................   24,908,000           24,137,000        23,931,000
                                                                   ===============     ================   ===============


                                         The accompanying notes are an integral part of these
                                                  consolidated financial statements.




                                  KFX INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                                                                    Additional
                                                                          Common Stock                Paid-in          Accumulated
                                                                      Shares       Amount             Capital            Deficit
                                                                      ------       ------             -------            -------
  Balance, December 31, 1997............................          23,926,040  $      23,926    $    47,758,843    $   (39,286,888)
  Warrants and options issued for services..............                  --             --            196,000                 --
  Options issued in connection with acquisition (Note 2)                  --             --            253,750                 --
  Stock issued for services.............................              25,700             26             96,349                 --
  Net loss..............................................                  --             --                 --         (6,783,817)
                                                                -------------  -------------    ---------------    ---------------
  Balance, December 31, 1998............................          23,951,740         23,952         48,304,942        (46,070,705)
  Stock issued in connection with acquisition (Note 2)..             527,000            527            762,569                 --
  Stock issued for services.............................               3,500              3             13,121                 --
  Net loss..............................................                  --             --                 --        (12,730,427)
                                                                -------------  -------------    ---------------    --------------
  Balance, December 31, 1999............................          24,482,240         24,482         49,080,632        (58,801,132)
  Stock issued for converted debentures (Note 11)......              520,540            521          1,902,587                 --
  Issuance of warrants (Note 6).........................                  --             --          2,200,000                 --
  Stock issued for services.............................             113,500            113            283,038                 --
  Stock issued in connection with acquisition (Note 2)..              80,000             80            165,920                 --
  Net loss..............................................                  --             --                 --        (12,290,172)
                                                               -------------  -------------    ---------------    ---------------
  Balance, December 31, 2000............................          25,196,280  $      25,196    $    53,632,177    $   (71,091,304)
                                                               =============  =============    ===============    ================


                                         The accompanying notes are an integral part of these
                                                  consolidated financial statements.




                                  KFX INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                            ----------------------
                                                                                2000                1999                1998
                                                                                ----                ----                ----
OPERATING ACTIVITIES
   Net loss.............................................................. $  (12,290,172)      $  (12,730,427)      $  (6,783,817)
   Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization..................................      2,828,471            2,751,539           2,710,570
          Impairment losses..............................................        629,000            4,000,000                  --
          Gain on sale of mine...........................................             --                   --            (700,500)
          Equity in (income) loss of unconsolidated affiliates...........         (4,242)             440,746             573,080
          Accretion of debenture premium.................................      1,361,893                   --                  --
          Amortization of debt discount..................................        192,591                   --                  --
          Common stock issued for services...............................        283,151               13,124             292,375
          Other, net.....................................................        505,000                   --             (81,070)
   Changes in operating assets and liabilities:
          Accounts receivable, unbilled revenue, and deferred job costs..        (29,695)             870,355            (482,823)
          Deferred revenue...............................................       (262,306)                  --                  --
          Due to related parties.........................................             --             (471,504)            (41,131)
          Accounts payable and accrued expenses..........................      1,718,219              362,616             (92,493)
          Interest payable...............................................        (84,803)              90,352              86,649
          Deferred income................................................             --            1,000,000                  --
          Other..........................................................          2,076              215,122            (122,898)
                                                                          ---------------      ---------------      --------------
Cash used in operating activities........................................     (5,150,817)          (3,458,077)         (4,642,058)
                                                                          ---------------      ---------------      --------------
INVESTING ACTIVITIES
   Acquisition of Pegasus Technologies, Limited..........................             --                   --          (1,610,657)
   Patent acquisition and pending patent applications....................       (294,623)            (207,183)           (269,016)
   Deferred sale of subsidiary stock.....................................      1,000,000                   --                  --
   Investments in equity and cost basis investees........................             --           (1,000,000)           (943,297}
   Purchases of property and equipment...................................        (65,915)            (111,095)           (302,075)
   Proceeds from sale of investment in KFx Fuel Partners LP                    1,527,048                   --                  --
   Other.................................................................             --                   --            (701,878)
                                                                          ---------------      ---------------      --------------
Cash provided by (used in) investing activities..........................      2,166,510           (1,318,278)         (3,826,923)
                                                                          ---------------      ---------------      --------------
FINANCING ACTIVITIES
   Issuance of preferred stock in subsidiary.............................      2,000,000                   --                  --
   Proceeds from issuance of notes payable...............................                                  --             115,000
   Proceeds of short term notes payable issued to directors..............      1,550,000                   --                  --
   Repayment of short term notes payable to directors ...................       (700,000)                  --                  --
   Payments on notes payable.............................................       (171,167)            (219,208)            (74,800)
                                                                          ---------------      ---------------      --------------
Cash provided by (used in) financing activities..........................      2,678,833             (219,208)             40,200
                                                                          ---------------      ---------------      --------------
Decrease in cash and cash equivalents....................................       (305,474)          (4,995,563)         (8,428,781)
Cash and cash equivalents, beginning of period...........................        654,429            5,649,992          14,078,773
                                                                          ---------------      ---------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $      348,955       $      654,429       $   5,649,992
                                                                          ---------------      ---------------      --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.................................................   $    1,186,162       $    1,148,037       $   1,130,437
                                                                          ===============      ===============      ==============

                                         The accompanying notes are an integral part of these
                                                  consolidated financial statements.




                                  KFX INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS-continued


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Year Ended December 31, 2000

         Convertible Debentures with a face value of $1,900,000 were converted, under the stated terms of $3.65 per share, into 520,540 shares of the Company's common stock resulting in an addition to stockholders' equity approximating $1,903,000, including a pro rata portion of accreted premium, net of a pro rata portion of unamortized debt issue costs; see
Note 11.

         Warrants valued at $2,200,000 to purchase 1,300,000 shares of KFx common stock at $3.65 per share were issued in the May 2000; see Note 3.

         In connection with obtaining a $400,000 unsecured line of credit from a KFx director, Pegasus issued warrants valued at $215,000 to purchase new shares of Pegasus Common Stock equivalent to an approximate 1.5% equity interest in Pegasus; see Note 6.

         The Company issued 80,000 shares of its common stock in exchange for Pegasus Common Stock equivalent to an approximate 2.3% equity interest in Pegasus; see Note 2. Using the approximate market price of KFx Common Stock at the date of the exchange, the Company recorded this transaction at approximately $166,000.


Year Ended December 31, 1999

         The Company issued 527,000 of its common stock in exchange for an adeitional 15% interest in Pegasus. Using the approximate market price of KFx Common Stock at the date of the exchange, the Company recorded this transaction at approximately $763,000.


Year Ended December 31, 1998

         The Company issued a $600,000 note payable as part of the consideration for the acquisition of Pegasus; see Note 2.




                                  KFX INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Going Concern Uncertainty

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $12,290,000, $12,730,000 and $6,784,000 and negative cash flow from operations of $5,151,000, $3,458,000 and $4,642,000 in 2000, 1999 and 1998, respectively, and had an accumulated deficit of approximately $71,091,000 as of December 31, 2000. These factors coupled with the need for additional financing to fund planned growth in the business raise substantial doubt about whether the Company can continue as a going concern.

    In order to mitigate this uncertainty, the Company intends to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination or other means and to further reduce expenditures as necessary. See Note 11 for a description of certain limitations on the Company's ability to obtain financing. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty


Nature of Operations

    The Company is engaged in developing and delivering various technology and service solutions to the electric power generation industry to facilitate the industry's compliance with air emission standards and transformation to intensive competition as the domestic power industry undergoes deregulation.

    Currently the Company has technology solutions that enhance the output of coal-fired electric utility boilers while simultaneously reducing the related environmental impacts. The patented K-Fuel(TM) Technology ("K-Fuel Technology") uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel ("K-Fuel"). KFx plans to license K-Fuel Technology domestically and internationally to various parties wishing to construct and operate K-Fuel production facilities.

    In 1998, through the acquisition of a controlling interest in Pegasus, the Company added NeuSIGHTTM ("NeuSIGHT") to its solutions. NeuSIGHT is the leading combustion optimization product for coal- fired electric utility boilers, which, in addition to improving boiler efficiency, reduces NOX emissions. NeuSIGHT is a neural network-based (i.e., artificial intelligence) software technology. Pegasus developed NeuSIGHT and continues to enhance NeuSIGHT, develop related products and market NeuSIGHT licenses and related implementation services.


Consolidation Policy

    The consolidated financial statements include the accounts of KFx Inc. ("KFx" or the "Company"), its wholly-owned subsidiary, KFx Wyoming, Inc. ("KFxW"), and its majority-owned subsidiaries, Pegasus Technologies, Inc. ("Pegasus"), KFx Technology, Inc. ("KFxT"), and Heartland Fuels Corporation ("HFC"). The Company's 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), is accounted for as an equity investment since the 49 percent partner, Kennecott Energy, has certain participative rights; accordingly, the Company cannot control K-Fuel, LLC. Until its sale in May 2000, the Company's 5 percent interest in KFx Fuel Partners, L.P. ("KFP") was accounted for as equity investments since the Company was a non controlling investor in KFP.


Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term maturity of the instruments. The fair value of long-term obligations for long-term debt and the Convertible Debentures was estimated by discounting the related future cash flows using market interest rates and estimated market values. The fair value of such long-term obligations at December 31, 2000 is estimated at $9,500,000, which is approximately $7,200,000 less than the amount reflected in the consolidated financial statements.


Long-Lived Assets

    The Company evaluates long-lived assets based on estimated future undiscounted net cash flows whenever significant events or changes in circumstances occur which indicate the carrying amount may not be recoverable. If that evaluation indicates that an impairment has occurred, any loss is measured based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

    During 2000, the Company recorded a $464,000 impairment provision to reduce certain equipment to estimated salvage value; the provision is included in the operating costs of the K-Fuel demonstration plant and laboratory. Although the Company expects to ultimately utilize this equipment in the construction of a plant to convert biomass materials to a fuel product, using Series "A" and Series "B" K-Fuel Technology, it has not yet been able to obtain financing for such a project and the prospects of obtaining such financing are not clear.


Property, Plant, and Equipment

    Property, plant, and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the following estimated useful lives:

    Plant, machinery and equipment.......................... 7-15 years
    Office furniture and equipment.......................... 3-5 years


Patents

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


Deferred Financing Costs

    The Company capitalized issuance costs related to the convertible debentures. These costs are amortized over the life of the debentures using the straight-line method, the results of which are not materially different than using the effective interest method.


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


Stock Based Compensation

    The Company periodically grants qualified and non-qualified stock options to certain executive officers, non-employee directors, other key employees and certain consultants under three stock option plans as well as outside these plans. Stock options granted are accounted for in accordance with Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees," ("APB25"), which generally provides that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant. The fair value disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123") are included in Note 13.


Net Loss Per Common Share

    Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year. Except for instances in which there is a net loss, the calculation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to such number of weighted-average common shares actually outstanding. The Company's potential common shares outstanding at December 31, 2000 approximate 9,408,000 and result from the conversion feature of the Convertible Debentures outstanding as described in Note 11, stock options outstanding as described in Note 13 and warrants to purchase the Company's common stock as described in Note 14. At December 31, 1999 and 1998, the potential common shares outstanding included potentially issuable shares as a result of the conversion feature of the Convertible Debentures, stock options and stock purchase warrants approximating 8,904,000 and 9,289,000, respectively, plus approximately 26 million common shares potentially issuable as a result of stock purchase warrants to take a control position in the Company held by Thermo Ecotek Corporation until May 2000 (see Note 6). All potential common shares outstanding have been eycluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.


Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2000. At December 31, 1999, cash equivalents included commercial paper and money market accounts of $93,384. Such amount was carried at amortized cost, which approximated fair market value. Certain agreements with the minority owners of Pegasus place restrictions on KFx's access to Pegasus' cash balances; see also Note 2.


Concentrations of Credit Risk

    The Company's clients participate in various aspects of the electric power generation industry and consist principally of several large electrical utilities, Kennecott Energy Company and a Wyoming-based non-profit research organization. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of accounts receivable. The Company considers the credit worthiness of its clients in negotiating contract terms, which generally do not require comlateral. At December 31, 2000, three clients accounted for 10% or more each of consolidated receivables and unbilled revenues (25%, 14%, and 12%). In addition, approximately 20% of consolidated receivables at December 31, 2000 consists of an amount due to Pegasus in connection with certain litigation, pursuant to the indemnification provisions of a license agreement. At December 31, 1999, four clients accounted for 10% or more each of consolidated receivables and unbilled revenues (26%, 21%, 15%, and 14%).


Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Significant estimates have been made by management with respect to the realizability of the Company's property, plant and equipment, patents, equity investments, and prepaid royalty. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.


Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive iocome and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2000, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income.


Advertising

    The Company expenses advertising costs as incurred. Advertising eypenses for the years ended December 31, 2000, 1999 and 1998 were $43,622, $39,934 and $43,764, respectively.


New Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The implementation of the Bulletin was delayed until the fourth quarter of 2000 for fiscal years beginning after December 15, 1999. The application of the Bulletin was retroactive to January 1, 2000. The impact of the Bulletin on the Company's consolidated financial statements was not material.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not hold any derivative financial instruments and has not engaged in hedging activities, the Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated results of operations, financial position or cash flows. The Company will adopt the provisions of SFAS 133 in the first quarter of 2001.


Reclassifications

    Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the current year presentation.


NOTE 2. PEGASUS TECHNOLOGIES, INC.

    On March 23, 1998, the Company acquired a 60 percent interest in Pegasus, an Ohio limited liability company that develops and markets computer software products intended to optimize combustion and provide related benefits in coal-fired electric utility power plants. The purchase price totaled $2,574,000 and consisted of a cash payment of $1,100,000, $600,000 in four-year promissory notes, the agreement to provide an immediate capital contribution of $500,000 and certain costs related to the acquisition including the value assigned to options granted to purchase the Company's common stock. The promissory notes bear interest at 5% and require annual principal payments of $150,000 each anniversary date until fully paid in March 2002. Non-qualified stock options to purchase 75,000 shares of KFx common stock were issued to certain Pegasus principals in conjunction with the acquisition. In addition 100,000 fully vested non-qualified stock options to purchase KFx common stock were issued to a consultant who provided certain acquisition services. Using the Black-Scholes option-pricing model, these stock options were valued at $253,750. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

    Approximately $2,436,000 of the total purchase price was allocated to goodwill, since the fair value of the underlying net assets of Pegasus at date of acquisition was negative and there were no significant identifiable intangible assets or research and development in process. Goodwill is being amortized over five years and amortization expense totaled $646,519, $531,515 and $369,364 in 2000, 1999 and 1998, respectively. The results of operations of Pegasus for the years ended December 31, 2000 and 1999 and the period March 24, 1998 to December 31, 1998 are included in the consolidated fioancial statements of the Company. At December 31, 1998, Pegasus was owned 60% by KFx, 25% by Pegasus management and 15% by Computer Associates International, the licensor of neural network software to Pegasus.

    During August 1999, the Company issued 527,000 shares of its common stock to Computer Associates International in exchange for an additional 15% interest in Pegasus. This transaction was recorded based on the average price of KFx common stock shortly before the transaction was completed, which approximated $1.45 per share. Accordingly, the additional investment in Pegasus was recorded at approximately $763,000, all of which has been allocated to goodwill. At December 31, 1999, Pegasus was owned 75% by KFx and 25% by Pegasus management.

    On November 30, 2000, the Company issued 80,000 shares of its common stock to a former Pegasus employee in connection with his resignation, in exchange for approximately 423,000 common share of Pegasus (approximately 2.3% of the equity of Pegasus on an as converted basis). This transaction was recorded based on the average price of KFx common stock shortly before the transaction was completed, which approximated $2.075 per share. Accordingly, the additional investment in Pegasus was recorded at $166,000, all of which has been allocated to goodwill.

    Unaudited pro forma operating results as if all of these purchases of equity in Pegasus had occurred as of January 1, 1999 are summarized as follows:

                                                  2000               1999
                                                  ----               ----
                                                        (Unaudited)
      Operating revenues....................  $ 2,125,000      $   2,851,000
      Net loss..............................  (12,323,000)       (12,865,000)
      Basic net loss per common share.......         (.49)              (.53)

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

    Pursuant to various agreements underlying Kennecott Energy's March 2000 investment in Pegasus, Pegasus capital structure at December 31, 2000 is summarized as follows:

                                                            Authorized      Outstanding
      Class of Stock ($.001 per share par value)             Shares*          Shares*       Par Value
      ------------------------------------------            -------           -------       ---------
      Common stock                                           30,000,000       14,106,000      $14,106
      Series B Preferred, 6% cumulative convertible           3,742,797        1,667,656        1,668
      Series C Preferred, 6% cumulative convertible           3,396,377        3,026,607        3,027


    *preferred stock shares are presented on an as converted basis

    At December 31, 2000, KFx held approximately 10,269,000 shares of the Pegasus Common stock and all of the Series C Preferred stock and Kennecott Energy held approximately 734,000 shares of the Pegasus Common stock and all of the Series B Preferred stock. Series B and Series C Preferred stock have substantially similar rights which include (a) voting rights on an as converted basis; (b) rights to cumulative dividends at 6%, but the board of directors of Pegasus has not declared any dividends; and (c) a liquidation preference at December 31, 2000 equal to approximately $1.20 per share plus cumulative dividends. At December 31, 2000 cumulative, but undeclared dividends approximated $240,000, of which approximately $60,000 related to the Series B Preferred stock held by Kennecott Energy. A stockholder and voting agreement among the stockholders of Pegasus and certain other agreements executed in connection with Kennecott Energy's March 2000 investment in Pegasus, there are various restrictions on Pegasus' ability to (a) repurchase its outstanding stock, (b) pay dividends, (c) merge, consolidate or sell or assign all of substantially all of its assets unless its shareholders would own a majority of the surviving entity, (d)lend money and make investments, and (e) incur indebtedness. In addition, sales of any stock held by a stockholder are subject to first rights of refusal and certain other restrictions.

    At December 31, 2000, the ownership of Pegasus is approximately as follows on an as converted basis: KFx--71%, Pegasus management--16% and Kennecott Energy--13%. Kennecott had the right for one year to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired oo March 3, 2001.


NOTE 3. PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment consisted of the following:


                                                                      December 31,
                                                                2000               1999
                                                                ----               ----
                Demonstration plant....................   $   10,854,375     $  10,854,375
                Office, computer equipment and other...          970,014           837,800
                Total..................................       11,824,389        11,692,175
                                                          --------------     -------------
                Less accumulated depreciation..........      (10,463,959)       (9,433,749)
                                                          --------------        ----------
                Net Book Value.........................   $    1,360,430     $   2,258,426
                                                          ==============     =============

    Depreciation expense was $1,105,632, $1,096,481 and $1,109,928 in 2000,
1999, and 1998, respectively.

    In order to facilitate the development of the production facility discussed in Note 6, in 1995 the Company acquired certain coal mining and surface properties near Gillette, Wyoming. The consideration paid for the properties is in the form of a royalty share agreement whereby the Company is required to pay Fort Union an amount equal to 20 percent of the royalty income received by the Company from all North American applications of the K-Fuel process until the earlier of such time as (1) Fort Union has received royalty share payments in the amount of $1,500,000, or (2) September 15, 2015. Additionally, the Company was required to assume the reclamation liabilities related to the acquired properties. During 1998, this property was sold to KFP in exchange for KFP's assumption of the mine reclamation liability, resulting in a gain of $700,500 (see Note 6).


NOTE 4. PATENTS

    Patents consisted of the following:

                                                                     December 31,
                                                                2000               1999
                                                                ----               ----
               Series "A" and "B" patents...............     $ 9,052,446        $  9,052,446
               Series "C" patents.......................       1,485,298          1,429,404
               Domestic and foreign patents--pending....         626,567            434,993
               Other....................................          90,000             90,000
                                                             -----------        -----------
                                                              11,254,312         11,006,843
               Less accumulated amortization............      (9,302,745)        (8,709,135)
                                                             -----------        -----------
                                                             $ 1,951,567        $ 2,297,708
                                                             ===========        ===========

    Patents amortization expense, including abandoned patents, was $628,113, $631,544, and $634,799 in 2000, 1999, and 1998, respectively.


NOTE 5. INVESTMENT IN K-FUEL, L.L.C.

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

    Initially, the Company has a 51 percent interest in K-Fuel, LLC and Kennecott Energy has a 49 percent interest, except to the extent of certain research and development and amortization expenses, which by written agreement are allocated 100 percent to Kennecott Energy. At such time as entities in which Kennecott Energy has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, Kennecott Energy will have a 51 percent interest in K-Fuel, LLC and the Company will have a 49 percent interest. In connection with an amendment to the Agreement executed in June 1999, Kennecott Energy paid to KFx a $1,000,000 K-Fuel license fee and an additional $1,000,000 that, in accordance with the amendment, was invested in K-Fuel, LLC to fund future development activities associated with the next phase of K-Fuel commercialization. The additional $1,000,000 was recorded as an addition to investment in K-Fuel, LMC and deferred income. As such funds are expended by K-Fuel, LLC, the Company records a reduction to its investment in K-Fuel, LLC and deferred income. During 2000, approximately $501,000 of deferred income was amortized.

    K-Fuel, LLC incurred research and development costs totaling approximately $482,000, $23,000, and $134,000 in 2000, 1999, and 1998
respectively, and an additional $4,000, $3,000 and $198,000, for certain administrative, marketing and project development activities in the United States and Indonesia for the same periods. The Company made no contribution to K-Fuel, LLC during 2000. The Company contributed $1,000,000, and $99,000 to K-Fuel, LLC in 1999 and 1998 respectively, for certain administrative, marketing and project development activities in the United States and Indonesia. As of December 31, 2000, K-Fuel, LLC was not committed to fund or construct any Commercial Projects.

    The Company recognized income of $4,242, $11,618 and expense of $162,925 for its equity share of the marketing, general and administrative exqenses and interest income of K-Fuel, LLC for 2000, 1999, and 1998 respectively. The Company's investment in K-Fuel, LLC at December 31, 2000 was approximately $694,000.

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


NOUE 6. THERMO ECOTEK CORPORATION AND KFx FUEL PARTNERS, L.P.

    In 1995, the Company and Thermo Ecotek Corporation ("TCK") entered into a stock purchase agreement (the "Stock Purchase Agreement") whereby TCK acquired 1,500,000 shares of the Company's common stock for $3 million, and the right to purchase up to an additional 2,750,000 shares of the Company's common stock at the same price per share. In December 1995, TCK purchased an additional 1,500,000 shares for $3.0 million. Additionally, TCK purchased the remaining 1,250,000 shares of common stock in January 1997 for $2.5 million, increasing its ownership in the Company to approximately 18 percent. As a part of this transaction, TCK was also granted stock purchase warrants giving it the right to purchase a control position in KFx's common stock. In connection with these transactions in 1995, the Company acquired a 5 percent general and limited partnership interest in KFP. TCK, the operating partner, held the remaining 95 percent general and limited partnership interest in KFP. In 1995, KFP began construction of a 500,000 tons-per-year K-Fuel production facility near Gillette, Wyoming, which was completed in 1998 at a total construction cost approximating $66.5 million. TCK began reporting operating results from the KFP Facility in April 1998. Although the KFP Facility operated and produced commercially salable product, TCK encountered difficulties in achieving optimal and sustained operations. On May 24, 1999, TCK announced its decision to hold for sale its investment in the KFP Facility. In June 1999, TCK suspended operations at the KFP Facility. The Company's share of the losses of KFP was $452,364 and $410,155 for 1999 and 1998, respectively. The Company also performed $197,273 and $519,501 of technical services for KFP in 1999 and 1998, respectively; these amounts are included in contract revenues for the respective periods.

    On April 12, 2000, the Company executed agreements with various parties that initiated the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation (BKH) purchased the KFP Facility and received 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which to date it has declined to exercise),
(c) KFx granted BKH a fully-exercisable warrant, which expires April 30, 2015, to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (d) KFx relinquished its 5% interest in KFP to TCK and provide certain releases to TCK in exchange for cash proceeds approximating $1.5 million and certain real and personal property, and (e) TCK sold the remaining 2.25 million common shares of KFx it owned to private investors and canceled the warrants it held to purchase a control position in KFx's common stock. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1,800,000, to the $1,500,000 estimated cash proceeds to KFx from these transactions. In addition, the estimated $2.2 million value of the warrants issued to BKH, using the Black-Scholes method, was charged to expense in 1999.


NOTE 7. CHARCO REDONDO, L.L.C.

    In December 1997, the Company purchased a 12.6 percent interest in Charco Redondo, LLC, a Texas limited liability company, ("Charco") for $540,000, which was funded during 1998. The Company has made additional investments approximating $89,000 pursuant to cash calls made by Charco through December 31, 1998. During 1998, Charco successfully completed a pilot tertiary oil recovery project. The Company and Charco have undertaken efforts to obtain approximately $7 million of outside financing to further develop the Charco Redondo Lease. The Company has no obligations to provide any funding for the development of the Charco Redondo Lease. Although the Company believes the Charco Redondo Lease has significant potential, based oo (a) the need for the Company to focus its efforts and limited financial resources on its K-Fuel and Pegasus business segments and (b) the inability to obtain the necessary outside financing to date, the Company recorded an impairment write-off for its investment in Charco Redondo as of December 31, 2000 in the amount of $629,000.


NOTE 8. PREPAID ROYALTY

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

    As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 in cash and issued a promissory note for $200,000, which was paid in full in 1997. The $500,000 prepaid royalty is being amortized as licenses to K-Fuel Technology are sold.


NOTE 9. NOTES PAYABLE TO DIRECTORS

KFy

    During 2000, KFx borrowed a total of $650,000 from two of its directors, $400,000 of which was repaid during 2000. At December 31, 2000, notes payable to directors include unsecured notes consisting of (a) a $100,000 note payable to the Chairman, due on demand and bearing interest at the prime rate plus 2% (11.5 % at December 31, 2000) and (b) a $150,000 note payable to another director, bearing interest at 11.5%, due April 30, 2011 and personally guaranteed by the Company's Chairman. The note payable to the Chairman was repaid subsequent to year end in connection with the Chairman's purchase of a portion of the Company's Pegasus Preferred Stock; see also Note 18.

Pegasus

    During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates. Under a $400,000 note, which bears interest at the prime rate plus 2% (11.5% at December 31, 2000) and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was also issued to purchase, at the estimated fair value at the date of grant of $1.07 per share, 375.000 shares of common stock of Pegasus equivalent to an as converted equity interest approximating 1.5%. The value of the warrant, estimated at $215,000 using the Black-Scholes valuation model, was recorded as a debt discount and is being amortized to interest expense over the initial six-month term of the agreement ended January 21, 2001. At December 31, 2000, $193,000 of this discount had been amortized to interest expense. The warrant expires in July 2003. An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2% (11.5 % at December 31, 2000), is due on demand, and is personally guaranteed by KFx's Chairman. An additional $300,000 was borrowed and repaid during 2000 under a separate unsecured note.


NOTE 10. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                            December 31,
                                                                     2000               1999
                                                                     ----               ----
  Unsecured promissory note to the State of Wyoming,
  interest at 6.5 percent and payable in two
  installments of $5,000 each February 1, 2001 and March
  1, 2001 with the balance due July 1, 2001...................   $   475,000        $   500,000
  Unsecured promissory note, interest at 8.0 percent, due
  on demand...................................................       245,000            245,000
  Unsecured promissory note, interest at 6.0 percent,
  payable in $10,000 quarterly installments beginning
  March 2002 with the balance due December 2003...............       170,000            170,000
  Unsecured promissory note, interest at 5.0 percent due
  with principal payments in four annual payments
  approximating $150,000 each beginning March 1999............       314,626            460,792
                                                                 -----------        -----------
  Total.......................................................     1,204,626          1,375,792
  Less current maturities.....................................      (873,476)          (891,167)
                                                                 -----------        -----------
  Long-term portion............................................  $   331,150        $   484,625
                                                                 ===========        ============

    In connection with an agreement in March 2001 to extend of the maturity of the note payable to the State of Wyoming from March 1, 2001 to July 1, 2001, the Company (a) made a payment of $200,000 consisting of (i) $150,400 in principal (ii) $47,200 as a late payment penalty and (iii) $2,400 of interest and (b) agreed to assign the net proceeds from the sale a portion of the preferred stock of Pegasus that it owns (770,891 shares, equivalent to an as converted equity interest in Pegasus approximating 4.4%) to the note payable to the State and to a related contingent obligation to the State of Wyoming, see Note 15.

     Scheduled maturities of long-term debt at December 31, 2000 are approximately as follows: $873,000 in 2001, $17,113,000 (including the Convertible Debentures and related maturity premium) in 2002, $40,000 in 2003 and $90,000 in 2004.


NOTE 11. CONVERTIBLE DEBENTURES

    On July 31, 1997, the Company completed a private placement of unsecured convertible debentures (the "Debentures") totaling $17.0 million. The Debentures were offered, sold and delivered only to non-United States persons outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Debentures mature in July 2002 at 112% of principal amount, and have an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31. The Debentures became coovertible into shares of the Company's common stock at a conversion price of $3.75 per share, beginning on October 30, 1997. On November 1, 1999, the conversion price changed to $3.65 per share in accordance with provisions of the Debentures. The Debentures are callable by the Company at 130% of principal amount. The Debentures contain covenants limiting the Company's ability to incur secured and unsecured debt, to sell assets or enter into merger agreements and make investment. In addition, the Debentures contain provisions that would reduce the Debenture conversion price from $3.65 per share, if the Company sells or issues any common stock at a price below $3.65 per share. Management believes that the Company has complied with the Debentures' covenants in all material respects. In connection with the sale of the Debentures, the Company issued warrants to purchase 453,333 shares of common stock to the placement agents. See Note 14. In connection with the placement of the Debentures, the Company incurred costs totaling $2,435,565, which were recorded as debt issue costs and are being amortized over the life of the Debentures. Related amortization expense was $448,000, $492,000 and $492,000 in 2000, 1999 and 1998, respectively.

    At June 30, 2000, the Company recorded a charge of $1,000,000 related to previously unrecorded accretion of the 12% premium on its Debentures. The impact of this accrual on each of the quarters and years since the Debentures were issued in July 1997 was not material. Additional premium accretion approximating $362,000 was recorded in subsequent quarters of 2000.

    During 2000, holders of Debentures with a face value of $1,900,000 exercised their right to convert their Debentures into common stock of the Company at a conversion price of $3.65 per share. Accordingly, 520,540 shares of common stock were issued, and $1,903,000, including a prorata portion of accreted maturity premium, net of a prorata portion of deferred debt issue costs, was credited to common stock and additional paid in capital.


NOTE 12. STOCKHOLDERS' EQUITY

    During 2000, the Company agreed to issue 181,582 shares of its common stock in exchange for consulting services; approximately $418,000 of related expense, based on the estimated fair value of the shares issued, is included in marketing, general and administrative expenses. At December 31, 2000, 68,082 of these shares had not yet been issued and are included in the liability to issue stock.

    As discussed in Note 2, in November 2000, the Company issued 80,000 shares of common stock in connection with the acquisition of a minority interest in Pegasus. As discussed in Note 6, in May 2000, the Company issued warrants to purchase 1,300,000 of the Company's common stock. As discussed in Note 11, during 2000, debentures totaling $1,900,000 were converted into 520,540 shares of the Company's common stock.

    As discussed in Note 2, in August 1999, the Company issued 527,000 shares of its common stock in exchange for an additional 15% interest in Pegasus. In July 1999, the Company issued 3,500 shares of the Company's Common Stock in exchange for certain professional services; $13,124 of related expense, based on the estimated fair value of the shares issued, is included in marketing, general and administrative expenses.

    In 1998, the Company granted warrants and options to purchase 230,000 shares of the Company's common stock at exercise prices of $3.75-$4.38 per share, in exchange for certain professional services. Using the Bmack-Scholes option-pricing model, the warrants were valued at $196,000; this amount is included in marketing, general and administrative expenses for 1998. As discussed in Note 2, in 1998, the Company granted purchase options for 175,000 shares of the Company's common stock. During 1998, the Company issued 25,700 shares of its common stock in exchange for consulting services; $96,375 of related expense is included in marketing, general and administrative expenses.


NOTE 13. STOCK OPTION PLANS

KFx

    The Company has three employee stock option plans--the Amended and Restated Stock Option Plan (the "1992 Plan"), the 1996 Stock Option and Incentive Plan (the "1996 Plan"), and the 1999 Stock Incentive Plan (the "1999 Plan"). These plans are administered by the Compensation Committee of tie Company's Board of Directors ("Committee"), which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options ("ISO").

    The 1992 Plan provides for the award to the Company's executive officers, non-employee directors, other key employees and consultants and others of non-qualified stock options ("NSO") and ISOs. Stock options granted under the 1992 Plan generally vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date thereof until fully vested. The Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control of the Company, as defined (which includes a change in ownership of 15% or more). As a result of TCK's investment in the Company on January 31, 1997, which increased its ownership in the Company to in excess of 15 percent, all options outstanding under the 1992 Plan at that date became fully vested at that time. Stock options granted under the 1992 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan, of which 228,000 options remain available for grant as of December 31, 2000.

    The 1996 Plan provides for the award to the Company's executive officers, non-employee directors, other key employees and consultants and others of NSOs, ISOs, stock appreciation rights ("SAR") and restricted stock. Stock options granted under the 1996 Plan generally vest 20 percent on the first anniversary date of the grant, and an additional 20 percent each anniversary date thereafter until fully vested. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. Stock options granted uneer the 1996 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Plan, of which 25,666 options remain available for grant at December 31, 2000. During 1999,158,334 SARs were granted under the 1996 Plan; see further discussion of these SAR grants below. There were no grants under the 1996 Plan during 2000.

    The 1999 Plan provides for the award to the Company's executive officers, non employee directors, other key employees and consultants and ouhers of various forms of equity based compensation including, ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Company's common stock, except that vesting is not required upon a change in control. The Company has reserved 2,000,000 shares of common stock for issuance under the 1999 Plan, of which 874,000 options remain available for grant at December 31, 2000. During 2000, 405,000 SARs and 1,000 shares of common stock were granted under the 1999 Plan; see further discussion of 2000 SAR grants below.

    In addition to the 1992 Plan, the 1996 Plan, and the 1999 Plan, the Company has issued non-qualified stock options and restricted stock related to various compensation and fee agreements with directors and employees of and consultants to the Company.

    The following table summarizes the Company's stock option activity for the three-year period ending December 31, 2000:


                                               Option Activity                 Options Exercisable
                                               ---------------                 -------------------
                                                           Weighted                        Weighted
                                                           Average                         Average
                                                        Exercise Price                  Exercise Price
                                           Total          Per Share         Total          Per Share
                                           -----          ---------         -----          ---------

      Balance 12-31-97.............       2,862,500       $ 4.80          1,637,100        $ 4.67
      Granted......................       1,310,000       $ 4.05
      Expired and cancelled........        (300,500)      $ 6.87
                                        ------------
      Balance 12-31-98.............       3,872,000       $ 4.38          2,273,000        $ 4.42
      Granted......................          71,000       $ 3.75
      Expired and cancelled........        (380,000)      $ 4.31
                                        ------------
      Balance 12-31-99.............       3,563,000       $ 4.38          2,606,000        $ 4.32
      Expired and cancelled........        (275,000)      $ 5.07
                                        ------------
      Balance 12-31-00.............       3,288,000       $ 4.33          2,684,000        $ 4.39
                                        ------------


 Stock options outstanding and exercisable as of December 31, 2000 are summarized below:


                      Stock Options Outstanding                      Stock Options Exercisable
                      -------------------------                      -------------------------
                                             Weighted
                                             Average                                     Weighted
                                            Remaining         Weighted                    Average
           Range of          Number of     Contractual        Average        Number of   Exercise
        Exercise Prices        Shares      Life (Years)    Exercise Price      Shares     Price
        ---------------      ---------     ------------    --------------    ---------   --------
          $7.14-$7.39          260,000        2.5             $ 7.38           210,000    $ 7.38
          3.75 - 5.38        2,678,000        4.3             $ 4.27         2,124,000    $ 4.41
                 2.50          350,000        4.5             $ 2.50           350,000    $ 2.50
                               -------                                         -------
          $2.50-$7.39        3,288,000        4.2             $ 4.33         2,684,000    $ 4.39
                             =========                                       =========

    All stock options granted during each of the three years ended December 31, 2000, were at exercise prices that were equal to or greater than the fair market value of the Company's common stock on the date of grant. Generally such grants were at the greater of fair market value of the Company's common stock on the date of grant or $3.75 per share ($3.65 per share after November 1, 1999) due to restrictions imposed under the Convertible Debentures and previously imposed under the TCK Stock Purchase Agreement.


Pegasus

    The Company's Pegasus subsidiary has adopted a separate stock option plan (the "Pegasus Plan") that provides for the award to Pegasus' executive officers, non employee directors, other key employees and consultants, of various forms of equity based compensation, including ISOs, NSOs, SARs, and restricted stock. The board of directors of Pegasus administers the Pegasus Plan and has similar authority to the Committee to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that changes in control are generally transactions involving in excess of 50% of Pegasus' common stock. Option prices are equivalent to estimated market values at the dates of grant. Vesting of options granted under the plan is generally at 2% per month and the options generally expire seven years from date of grant. Pegasus has reserved 2,500,000 shares of common stock for issuance under the Pegasus Plan, which approximates 12% of the outstanding common stock and convertible preferred stock (on an as converted basis) of Pegasus at December 31, 2000. At December 31, 2000, 1,651,000 options under the Pegasus Plan remain available for grant.

    The following table summarizes Pegasus' stock option activity for the three-year period ending December 31, 2000:


                                               Option Activity                Options Exercisable
                                               ---------------                -------------------
                                                        Weighted                         Weighted
                                                         Average                          Average
                                                      Exercise Price                   Exercise Price
                                          Total         Per Share         Total           Per Share
                                          -----       --------------      -----        --------------
      Granted--1998...............       742,421        $ .31
                                       ----------
      Balance 12-31-98............       742,421        $ .31
      Granted.....................     1,026,000        $1.01
                                       ----------
      Balance 12-31-99............     1,768,421        $ .72            447,565           $ .73
      Granted.....................        58,000        $1.07
      Expired and cancelled.......      (977,421)       $ .48
                                       ----------
      Balance 12-31-00............       849,000        $1.02            379,970           $1.03
                                       ==========


    The range of exercise prices for stock options outstanding and exercisable at December 31, 2000 was $1.00 per share to $1.10 per share. The weighted average estimated grant date fair value of options granted in 2000, 1999, and 1998 was $0.75 per share, $.63 per share, and $.19 per share per share, respectively. All stock options granted during each of the three years ended December 31, 2000 were at exercise prices that were not below the fair market value of the Company's common stock on the date of grant. Generally such grants were at the greater of fair market value of the Company's common stock on the date of grant.

    The Company applies Accounting Principles Board ("APB") Opinion No. 25 and relevant interpretations in accounting for its stock option plans. Accordingly, compensation expense is recognized when the exercise price of an employee stock option or similar equity instrument is below the fair market value of the underlying common stock on the date of grant.

    Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the awards under these plans consistent with the method of FAS123, the pro forma impact on the Company's net loss and net loss per share would have been as follows:


                                                             Year Ended December 31,
                                                 2000                  1999                  1998
                                                 ----                  ----                  ----

  Net loss--pro forma................       $(13,137,000)        $(13,850,000)        $(7,778,000)
  Net loss per share--pro forma......       $       (.53)        $       (.57)        $      (.33)
  Weighted average
       Risk free interest rate.......               6.64%                6.33%               4.86%
       Expected option life (years)..                3.5                  5.9                 5.9
       Expected volatility...........               66.6%                60.6%               50.6%
       Expected dividends............                NA                   NA                  NA


    During the second half of 1999, the Company's Board of Directors adopted a policy of granting stock-based compensation to directors in lieu of directors' fees. Accordingly, SARs for 300,000 shares at a price of $1.75 per share and for 475,000 shares at a price of $1.00 per share were granted to directors in 2000 and 1999, respectively. In 1999, the Company also granted SARs to certain employees for 255,000 shares at a price of $1.50 per share and to certain consultants for 158,334, in lieu of cash fee payments. In 2000, 45,000 and 50,000 SARs were granted at $1.50 per share to employees and consultants, respectively. The SARs prices were equal to or greater than the Company's closing stock price on the dates of grant and the SARs were generally fully vested at date of grant, but cannot be exercised until the Company's Debentures are converted, redeemed or mature. SARs granted to directors expire in ten years and consultants generally expire five years from date of grant. The SARs granted to employees expire thirty days after the Debentures are retired. Upon exercise of any of the SARs, the Company has the option of (a) paying the stock appreciation in excess of the grant price in cash, (b) converting the SAR to a non-qualified stock option for the same number of shares as covered by the SAR at the SAR grant price, or (c) granting common stock of the Company with a value at the date of exercise equivalent to the amount of stock appreciation at the date of exercise. Since the conditions precedent to exercisability had not been satisfied and satisfaction of these conditions is not probable at December 31, 2000, no expense associated with these SAR grants was recognized in 2000 or 1999.


NOTE 14. WARRANTS TO PURCHASE COMMON STOCK

    Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common suock. The following table summarizes the outstanding warrants as of December 31, 2000, all of which are fully exercisable as of that date:


                                                            Number       Exercise
                                       Type of                of           Price
                                     Transaction            Shares       Per Share        Expiration
                                     -----------            ------       ---------        ----------
          Granted in 1997             Services              453,333     $     5.00           2002
          Granted in 1998             Services              230,000     $3.75-$4.38          2001
          Granted in 2000               Other             1,300,000     $      3.65          2005
                                                         -----------
                  Total                                   1,983,333

    Warrants granted in 1997 related to the placement of the Convertible Debentures. Warrants granted in 1998 related to certain professional service expenses totaling $196,000. Warrants granted in 2000 were in connection with the sale of the Company's interest in KFP and related transactions. See Note 6.


NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

    On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). (The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio.) The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus' Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortious interference with business relationships and attempted monopolization in violation of
Section 2 of the Sherman Antitrust Act ("Pegasus' Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit and the Pegasus Answer, without prejudice, in oreer to explore possible business combinations, cooperative relationships and other alternatives. To the extent that these efforts are not successful, Pegasus, in coordination with its licensor, intends to vigorously defend against the Pavilion Lawsuit and to aggressively pursue the Pegasus Answer and Pegasus Counterclaims. Accordingly, although the disposition of this matter cannot be predicted with certainty, management does not believe that its ultimate outcome will have a material adverse efgect on the Company's financial position or the results of its operations.

    On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden") filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint seeks damages in excess of $5.3 million. Although the ultimate resolution of this matter cannot be predicted with certainty, based on a review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFx intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation or financial position of the Company.

    The Company is obligated for non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. Rent expense in 2000, 1999, and 1998 was $307,960, $246,494, and $204,847, respectively. Certain of the leased property, principally office space, has been sublet to third parties under non-cancelable operating leases. Approximate future minimum lease payments and sublease receipts as follows:


                                                                       Sublease
                                                  Lease Amounts         Amounts            Net
                Year Ending December 31,             Payable          Receivable         Amount
                ------------------------          -------------       ----------         -------
                          2001                 $     435,000        $    168,000      $  267,000
                          2002                       416,000             168,000         248,000
                          2003                       379,000             150,000         229,000
                          2004                       277,000             100,000         177,000
                                               --------------       -------------     -----------
                         Total                 $   1,507,000         $   586,000      $  921,000
                                               ==============       =============     ===========

    As part of the restructured bond agreement with the State of Wyoming (Wyoming) in 1994, Energy Brothers Holding, Inc., an affiliate of the Company, and the Company's Chairman executed a promissory note to Wyoming for $819,000, with annual interest at 6 percent. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments made under such note, upon his demand, since their obligation stemmed from their personal guarantee of certain obligations of the Company that were renegotiated in 1994. During 2000, the Company made related principal and interest payments on behalf of its Chairman totaling $82,150. In addition, similar payments totaling $12,210 were made through April 12, 2001. The Company's Chairman and his affiliate have agreed to waive their ineemnification rights for future payments under certain circumstances. Wyoming issued a notice of default relative to this note on March 2, 2001, triggering a 10-day cure period. On March 12, 2001, Wyoming agreed to forebear from collection activities under this note until July 1, 2001.

    The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5 percent to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (ouher than the current facility owned by KFP) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is contingently liable for royalties to the Koppelman Estate; see Note 8. The Company is contingently liable to Fort Union for 20 percent of the Company's North American royalty proceeds.

    Pegasus is contingently liable to certain of its founding stockholders fos a royalty equivalent to 2% of the license fee revenues derived from the sale its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and subject to certain other limitations. Through December 31, 2000, Pegasus has made no payments or accruals under this agreement.


NOTE 16. INCOME TAXES

    The Company's operations are principally domestic, with income taxable at the federal statutory rate of 34 percent plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:


                                                                             2000                1999
                                                                             ----                ----
        Gross deferred tax assets:
             Loss (NOL) carryforwards...........................        $    17,540,000      $   13,550,000
             Depreciation and amortization......................              1,286,000             956,000
             Deferred compensation..............................                 40,000             473,000
             Warrants and accrued liabilities...................                871,000             821,000
             Other..............................................              1,270,000             716,000
                                                                        ---------------      ---------------
                  Gross deferred tax assets.....................             21,007,000          16,516,000
                  Deferred tax assets valuation allowance.......            (21,007,000)        (16,516,000)
                                                                        ---------------      ---------------
                       Net deferred tax assets..................        $            --      $           --
                                                                        ================     ===============

    No net deferred tax asset has been recorded for NOL carryforwards or other deferred tax assets because there is no assurance that such benefits will be realized. The Company's tax return basis loss carryforwards of approximately $47,023,000 (including $4,151,000 for Pegasus expiring in 2020) expire in various amounts through 2020 as follows:

                 Five-year period ending:

                           December 31, 2005             $   5,915,000
                           December 31, 2010             $  11,977,000
                           December 31, 2015             $   4,180,000
                           December 31, 2020             $  24,951,000

    Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code ("Section 382").

    The Company's total provision for income taxes in 2000, 1999 and 1998 were different from the amount expected by applying the statutory federal income tax rate to the net loss. The approximate differences are as follows:


                                                               2000              1999            1998
                                                               ----              ----            ----

    Expected tax benefit on loss before income taxes     $  (4,179,000)     $  (4,328,000)  $  (2,306,000)
    Expected state tax benefit, net...................        (406,000)          (420,000)       (220,000)
    Non-deductible items..............................          94,000             40,000          42,000
    Increase in valuation allowance...................       4,491,000          4,626,000       2,507,000
    Other.............................................              --             82,000         (23,000)
                                                         -------------      --------------  --------------
         Total income tax benefit.....................   $          --      $          --   $          --
                                                         =============      ==============  ==============


         The balance of the deferred tax valuation allowance was $11,890,000 and $9,383,000 at December 31, 1998 and 1997, respectively.


NOTE 17. SEGMENT INFORMATION

    KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus" segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel" segment). The accounting policies of these segments are the same as those described in Note 1. In addition, the goodwill and related amortization resulting from the acquisition of Pegasus is included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based its view of the potential for net income ane operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment, based on actual costs and estimated time and other resources devoted to assist with and support the activities of Pegasus.

    The following tables present information about revenues, certain income and expense categories, net loss, cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of December 31, 2000 and 1999 and for the years then ended:



                                                                           Reconciling
                  2000                      Pegasus          K-Fuel          Items(a)     Consolidated
                  ----                      -------          ------          --------     ------------

  Operating Revenues                     $    1,894,994         229,776                        2,124,770
                                         --------------         -------                        ---------

  Operating Costs
     Cost of sales                            1,775,780                                        1,775,780
     Marketing, general and                   2,890,455          41,970        2,190,601       5,123,026
     administrative
     Depreciation and amortization              745,643       1,623,277          459,551       2,828,471
     Other                                      614,410         781,488                        1,395,898
                                         --------------  --------------                   --------------
  Total Operating Costs                       6,026,288       2,446,735        2,650,152      11,123,175
                                         --------------  --------------   --------------

  Operating Loss                             (4,131,294)     (2,216,959)      (2,650,152)     (8,998,405)
  Interest expense                             (294,616)                      (2,361,012)     (2,655,628)
  Equity in income of affiliates                                                   4,242           4,242
  Loss on impairment of investment                                              (629,000)       (629,000)
  Interest income                                 7,012                            1,725           8,737
  Other income (expense)                                        (18,816)          (1-302)        (20,118)
                                         --------------  ---------------  --------------- ---------------
  Net Loss                               $   (4,418,898) $   (2,235,775)  $   (5,635,499) $  (12,290,172)
                                         =============== ================ =============== =================
  Cash Used in Operating Activities      $   (2,360,227) $      (55,047)  $   (2,735,543) $   (5,150,817)
                                         =============== ================ =============== =================
  Capital Expenditures                   $      (46,599) $           --   $      (19,316) $      (65,915)
                                         =============== ================ =============== =================
  Investment in equity method
  subsidiaries                           $           --  $      694,135   $           --  $      694,135
                                        =============== ================ =============== =================
  Total Assets                           $    3,242,295  $    3,278,160   $    1,950,915  $    8,471,370
                                         =============== ================ =============== =================
                  1999
                  ----
  Operating Revenues                     $    1,536,884  $    1,313,916                   $    2,850,800
                                         --------------  --------------                   --------------

  Operating Costs
     Cost of sales                            1,181,321                                        1,181,321
     Marketing, general and                   2,669,818          77,098   $    2,648,054       5,394,970
     administrative
     Depreciation and amortization              616,563       1,627,657          507,319       2,751,539
     Other                                      335,766         664,246                        1,000,012
                                         --------------- ---------------  --------------- -----------------
  Total Operating Costs                       4,803,468       2,369,001        3,155,373      10,327,842
                                         --------------- ---------------  --------------- -----------------

  Operating Loss                             (3,266,584)     (1,055,085)      (3,155,373)     (7,477,042)
  Interest expense                             (259,097)                        (901,001)     (1,160,098)
  Equity in loss of affiliates                                 (440,746)                        (440,746)
  Loss on impairment of investment                           (4,000,000)                      (4,000,000)
  Interest income                                                                124,402         124,402
  Other income (expense)                                                         223,057         223,057
                                         --------------- ---------------  --------------- -----------------
  Net Loss                               $   (3,525,681) $   (5,495,831)  $   (3,708,915) $  (12,730,427)
                                         =============== ================ =============== =================
  Cash Used in Operating Activities      $   (1,951,640) $    1,495,898   $   (3,002,335) $   (3,458,077)
                                         =============== ================ =============== =================
  Capital Expenditures                   $      (96,365) $      (14,730)  $           --  $     (111,095)
                                         =============== ================ =============== =================
  Investment in Equity Method
  Subsidiaries                           $           --  $    3,327,871   $           --  $    3,327,871
                                         --------------- ---------------  --------------- -----------------
  Total Assets                           $    3,457,574  $    9,052,687   $    1,757,734  $   14,267,995
                                         =============== ================ =============== =================
                  1998
  Operating Revenues                     $    1,328,491  $      892,094                   $    2,220,585
                                         --------------- ---------------  --------------- -----------------

  Operating Costs
     Cost of sales                              755,281                                          755,281
     Marketing, general and
     administrative                           1,224,910          50,312    $   2,871,575        4,146,797
     Depreciation and amortization             444,003        1,627,267          639,300        2,710,570
     Other                                     138,335          888,616                         1,026,951
                                         --------------- ---------------  --------------- -----------------
  Total Operating Costs                     2,562,529         2,566,195       3,510,875         8,639,599
                                         --------------- ---------------  --------------- -----------------

  Operating Loss                           (1,234,038)       (1,674,101)     (3,510,875)       (6,419,014)
  Interest expense                            (22,401)                       (1,137,524)       (1,159,925)
  Equity in loss of affiliates                                 (573,080)                         (573,080)
  Interest income                                                               495,967           495,967
  Other income (expense)                                        872,235                           872,235
                                         --------------- ---------------  --------------- -----------------
  Net Loss                               $(1,256,439)    $  (1,374,946)   $  (4,152,432)  $   (6,783,817)
                                         =============== ================ =============== =================
  Cash Used in Operating Activities      $(1,693,259)    $     (22,059)   $  (2,926,740)  $   (4,642,058)
                                         =============== ================ =============== =================
  Capital Expenditures                   $  (115,955)    $    (186,120)   $          --   $     (302,075)
                                         =============== ================ =============== =================

    (a)  Consists primarily of KFx corporate office activities and consolidating entries.

    Since its acquisition in 1998, only the Pegasus segment has derived any significant revenue from outside the United States, which approximated $119,000, $224,000 and $166,000 in 2000, 1999 and 1998, respectively. Such non-US revenues were derived from Pegasus license and related installation service agreements with a customer in Canada, pursuant to which Pegasus is paid in US dollars. Neither segment has any significant assets outside of the United States.

    During 2000, three individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (30%, 18% and 12%). During 1999, two individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (19% and 11%). During 1998, three individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (22%, 13%, and 10%). During 2000, K-Fuel derived its revenues primarily from a K-Fuel research and development contract (11% of consolidated revenues). During 1999 K-Fuel derived its revenues principally from the K-Fuel license fee (35% of consolidated revenues). During 1998 K-Fuel derived its revenue principally from two parties (25% of consolidated revenues for services related to the KFP Facility and 15% of consolidated revenues from a K-Fuel research and development contract).


NOTE 18. SUBSEQUENT EVENTS

    On February 9, 2001, KFx closed a transaction with Evergreen Resources, Inc. ("Evergreen") under which KFx sold to Evergreen a portion of its Pegasus Preferred Stock investment in Pegasus, representing an approximate 8/8% as converted interest in Pegasus, for $1,500,000. KFx is obligated to repurchase this preferred stock for $2,000,000 plus 6% of the repurchase price per annum on January 31, 2002, or earlier upon the occurence of certain events, such as a change in control. Under certain elections available to Evergreen to purchase from KFx an additional interest in Pegasus, Evergreen can elect to defer the repurchase date to January 31, 2003. In certain circumstances, Evergreen can elect to exchange its interest in Pegasus, valued at $2,000,000 plus 6% per annum, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1,000,000 shares of KFx common stock at $3.65 per share, subject to certain adjustments. Evergreen's Chairman is a member of the Board of Directors of KFx.

    Through April 13, 2001, KFx has completed sales of additional amounts of its Pegasus Preferred Stock investment equivalent to an 2.4% as converted interest in Pegasus, for $400,000, subject to KFx's obligation to repurchase such preferred stock for $533,333 plus 6% per annum of the repurchase price, at the one year anniversary of the sale, or earlier in certain circumstances. As a part of these transactions, KFx granted warrants to purchase 266,667 shares of its common stock, at $3.65 per share, subject to certain adjustments. Of these sales, $150,000, were to directors of KFx, including the Chairman.

    Subsequent to December 31, 2000 through April 13, 2001, Kennecott Energy has exercised it rights to purchase $500,000 of additional Pegasus Preferred Stock. As a result of these additional investments of Kennecott Energy in Pegasus Preferred Stock through April 13, 2001 and KFx's sale of a portion of its Pegasus Preferred Stock through April 12, 2001 to Evergreen and other private investors, the ownership of Pegasus at April 12, 2001 is approximately as follows: KFx--57.9%, Pegasus founders--16.0%, Kennecott Energy--14.9%, Evergreen Resources, Inc.--8.8% and other private investors--2.4%.

    On February 26, 2001, KFx extended a $500,000 demand line of credit to Pegasus bearing interest at 2% over the prime rate. KFx received additional consideration in the form of fully-exercisable stock purchase warrants for 475,000 shares of Pegasus common stock at $1.07 per share, expiring February 26,2004.




NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999:


                                                            (UNAUDITED)
   2000                       First Quarter     Second Quarter      Third Quarter       Fourth Quarter
   ----                       -------------     --------------      -------------       --------------

   Operating revenues              $  465,638         $  860,530          $  504,796          $  293,806
   Gross margin*                        6,281            344,836            (63,848)           (719,767)
   Net loss                       (2,322,756)        (3,049,515)         (2,731,885)         (4,186,016)
   Basic  and  diluted  net
   loss per share                       (.09)              (.12)               (.11)               (.17)

   1999
   ----

   Operating revenues              $  556,157        $ 1,425,464          $  559,504          $  309,675
   Gross margin*                      196,225            804,342             109,064           (104,398)
   Net loss                       (2,246,124)        (1,535,218)         (2,493,539)         (6,455,546)
   Basic  and  diluted  net
   loss per share                       (.09)              (.07)               (.10)               (.27)

*Operating revenues less cost of software licenses and services, K-Fuel demonstration plant and laboratory operations costs and expenses and K-Fuel royalty expense.


    During the fourth quarter of 2000, (a) a $629,000 impairment provision related to the Company's investment in Charco Redondo was recorded (see
Note 7) and (b) a $464,000 write-down of certain idle equipment at the K-Fuel demonstration plant and laboratory was recorded (see Note 1). During the fourth quarter of 1999 a $4,000,000 impairment provision related to the Company's investment in KFP was recorded (see Note 6).