Form 10-Q
period 2001-03-31
KFX INC
filed 2001-05-15
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

-----------------------------------------------------------------------------

                                 FORM 10-Q

(Mark One)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
 (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization                      Identification number)


       3300 EAST FIRST AVENUE, SUITE 290, DENVER, COLORADO USA 80206
                  (Address of principal executive offices)


                               (303) 293-2992
            (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 11, 2001 there were 25,370,780 shares of the Registrant's common stock, $.001 par value, outstanding.


                                  KFX INC.

                         FORM 10-Q QUARTERLY REPORT
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                             TABLE OF CONTENTS


                                                                                               PAGE NO.
                                                                                               -------
 PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

      Consolidated Balance Sheets - March 31, 2001 and December 31, 2000
          (Unaudited).............................................................                   3
      Consolidated Statements of Operations - Three Months Ended
          March 31, 2001 and 2000 (Unaudited).....................................                   4
      Consolidated Statements of Cash Flows - Three Months Ended
          March 31, 2001 and 2000 (Unaudited).....................................                   5
      Notes to Consolidated Financial Statements (Unaudited)......................                   6

 ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS.......................................................................                  11

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............                  14

 PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS.......................................................                  14

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...............................                  15

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................                  15

 SIGNATURES.......................................................................                  16




                                  KFX INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                                      UNAUDITED
                                                                           MARCH 31,          DECEMBER 31,
                                                                           ---------          ------------
                                                                              2001                2000
                                                                              ----                ----
ASSETS
Current assets
     Cash and cash equivalents.........................................      $505,758           $ 348,955
     Trade accounts receivable...........................................     380,748             351,909
     Unbilled revenue....................................................     134,398             118,103
     Other receivables...................................................     302,810             224,853
     Prepaid expenses....................................................      37,338              34,459
     Deferred job costs..................................................     306,322             216,152
                                                                         ------------          ----------
          Total current assets...........................................   1,667,374           1,294,431
Property, plant and equipment............................................   1,084,972           1,360,430
Patents, net ............................................................   1,825,354           1,951,567
Investment in K-Fuel, L.L.C..............................................     618,336             694,135
Goodwill, net ...........................................................   1,647,802           1,817,731
Debt issue costs, net ...................................................     571,829             679,046
Prepaid royalty..........................................................     498,000             498,000
Other assets.............................................................     165,297             176,030
                                                                          -----------         -----------
TOTAL ASSETS...........................................................   $ 8,078,964         $ 8,471,370
                                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable..................................................   $ 1,793,506         $ 1,817,533
     Accrued expenses....................................................     621,011             625,523
     Interest payable....................................................     250,020             458,265
     Liability to issue stock and warrants...............................      45,650             134,458
     Deferred sale of Pegasus Technologies Inc. common stock.............          --           1,000,000
     Deferred revenue....................................................     613,964             523,552
     Short-term notes payable to directors ..............................     750,000             827,551
     Obligations to repurchase Pegasus Preferred Stock, net..............     449,389                  --
     Current maturity of long-term debt..................................     889,239             873,476
                                                                         ------------      --------------
          Total current liabilities......................................   5,412,779           6,260,358
Deferred income..........................................................     420,939             499,309
Deferred revenue.........................................................     196,875             200,000
Long-term debt, less current maturities..................................     160,000             331,150
Convertible debentures...................................................  16,428,754          16,339,444
                                                                         ------------      --------------
          Total liabilities..............................................  22,619,347          23,630,261
                                                                         ------------      --------------
Commitments and contingencies (Note 6)
Minority interest........................................................   3,806,026           2,275,040
Stockholders' deficit
      Preferred   stock,   $.001   par   value,   20,000,000   shares
authorized; none issued..................................................          --                  --
     Common stock, $.001 par value, 80,000,000 shares authorized;
25,302,530 and 25,196,280 shares issued and outstanding, respectively....      25,303              25,196
     Additional paid-in capital..........................................  55,536,313          53,632,177
     Accumulated deficit................................................. (73,908,025)        (71,091,304)
                                                                         -------------       ------------
          Total stockholders' deficit.................................... (18,346,409)        (17,433,931)
                                                                         ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT..............................$  8,078,964        $ 8,471,370
                                                                         ============        ===========


                The accompanying notes are an integral part
                 of these consolidated financial statements


                                  KFX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       UNAUDITED
                                                                             THREE MONTHS ENDED MARCH 31,
                                                                            2001                      2000
                                                                            ----                      ----

   OPERATING REVENUES
   Pegasus software licenses and services................                    $   247,950               $   465,638
   K-Fuel demonstration plant and laboratory contract revenue                         --                         -
                                                                             -----------               -----------
       Total operating revenues..........................                        247,950                   465,638
                                                                             -----------               -----------
   OPERATING COSTS & EXPENSES
   Cost of Pegasus software licenses and services........                        229,520                   373,250
   K-Fuel demonstration plant and laboratory ............                         53,402                    86,107
   Marketing, general and administrative (including non-cash
    charges of $107,000)                                                       1,153,840                 1,197,581
   Pegasus research and development......................                        140,736                   121,243
   Depreciation and amortization.........................                        714,525                   716,072
                                                                             -----------               -----------
       Total operating costs and expenses................                      2,292,023                 2,494,253
                                                                             -----------               -----------
   OPERATING LOSS........................................                     (2,044,073)               (2,028,615)
   Interest and other income (expense)...................                        (25,734)                    1,653
   Interest expense (including accrual of maturity premiums)                    (749,485)                 (286,137)
   Equity in income (loss) of unconsolidated affiliates..                          2,571                    (9,657)
                                                                             -----------               -----------
   NET LOSS                                                                  $(2,816,721)              $(2,322,756)
                                                                              ==========               ===========

   BASIC AND DILUTED NET LOSS PER COMMON SHARE...........                    $     (0.11)              $     (0.09)
                                                                             ============              ============

   Weighted average common shares outstanding............                     25,284,000                24,553,000
                                                                             ===========               ===========



                The accompanying notes are an integral part of these consolidated financial statements.


                                  KFX INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       UNAUDITED
                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           2001                        2000
                                                                           ----                        ----
OPERATING ACTIVITIES
     Net loss................................................           $  (2,816,721)             $  (2,322,756)
     Adjustments to reconcile net loss to cash
       used in operating activities
         Depreciation and amortization.......................                 714,525                    716,072
         Equity in loss of unconsolidated affiliates.........                  (2,571)                     9,657
         Accrual of maturity premiums and amortization of
           debt discount.....................................                 419,148                          -
         Amortization of debt discount.......................                  22,449                          -
         Common stock granted for services...................                 107,435                          -
         Other...............................................                  29,672                          -
     Changes in operating assets and liabilities
         Accounts receivable, unbilled revenue and deferred
           job costs..........................................               (213,262)                     1,296
         Deferred revenue....................................                  87,287                    127,587
         Accounts payable and accrued expenses...............                 (28,538)                   235,345
         Interest payable....................................                (208,245)                  (325,895)
         Other assets........................................                   7,854                     26,077
                                                                         ------------               ------------
Cash used in operating activities............................              (1,903,416)                (1,532,617)
                                                                         -------------              ------------

INVESTING ACTIVITIES
     Purchases of equipment..................................                  (3,671)                   (20,727)
     Pending patent applications.............................                 (30,723)                   (56,730)
     Deferred sale of subsidiary stock.......................                       -                  1,000,000
                                                                         ------------               ------------
Cash provided by (used in) investing activities..............                 (34,394)                   922,543
                                                                         ------------               ------------

FINANCING ACTIVITIES
     Issuance of preferred stock in subsidiary...............                 500,000                    500,000
     Proceeds from sale of Pegasus Preferred Stock...........               1,850,000                          -
     Repayment of short term notes payable to directors......                (100,000)                         -
     Payments on notes payable...............................                (155,387)                  (146,183)
                                                                         ------------               ------------
Cash provided by financing activities........................               2,094,613                    353,817
                                                                         ------------               ------------

Increase (decrease) in cash and cash equivalents.............                 156,803                   (256,257)
Cash and cash equivalents, beginning of period...............                 348,955                    654,429
                                                                         ------------               ------------
Cash and cash equivalents, end of period.....................            $    505,758               $    398,172
                                                                         ============               ============

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION--Cash  paid
for interest.................................................            $    561,031               $    543,027
                                                                         ============               ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Three Months Ended March 31, 2001:

     The Company issued 106,250 shares of stock in exchange for consulting services in January 2001 and to satisfy an obligation at December 31, 2000; a total of approximately $196,000 was charged to expense and to reduce a corresponding liability. In connection with the sales of Pegasus Preferred Stock, subject to KFx's obligation to repurchase, a debt discount of $1,740,000 was recorded, which is being amortized to interest expense over the one year term of the repurchase obligation. On March 3, 2001, Kennecott Energy's put option relative to its Pegasus common stock expired, accordingly, the $1,000,000 sale price has been included in minority interest as of March 31, 2001.

Three Months Ended March 31, 2000:

    Convertible Debentures with a face value of $1,500,000 were converted, under the contractual terms of $3.65 per share, into 410,954 share of the Company's common stock resulting in an addition to stockholders' equity approximating $1,000,000, net of a pro rata portion of unamortized debt issue costs.

            The accompanying notes are an integral part of these
                     consolidated financial statements.




                                  KFX INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $12,290,000, $12,730,000 and $6,784,000 and negative cash flow from operations of $5,151,000, $3,458,000 and $4,642,000 in the years ended December 31, 2000, 1999 and 1998, respectively, and an additional net loss of $2,817,000 and negative cash flow from operations of $1,903,000 in the three months ended March 31, 2001 and had an accumulated deficit of approximately $73,908,000 as of March 31, 2001. These factors, coupled with the need for additional financing to fund planned growth in the business raise, substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants dated April 13, 2001 covering the Company's consolidated financial statements for the year ended December 31, 2000 included an explanatory paragraph discussing this going concern uncertainty.

    In order to mitigate this uncertainty, the Company intends to seek further capital through various means which may include the sale of all or a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination or other means and to further reduce expenditures as necessary. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The accompanying unaudited consolidated financial statements include the accounts of KFx Inc. ("KFx" or the "Company"), its wholly-owned subsidiary, KFx Wyoming, Inc. ("KFxW"), and its majority-owned subsidiaries, Pegasus Technologies, Inc. ("Pegasus"), KFx Technology, Inc. ("KFxT"), and Heartland Fuels Corporation ("HFC"). The Company's 51 percent interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), is accounted for as an equity investment since the 49 percent partner, Kennecott Energy, has certain participative rights; accordingly, the Company cannot control K-Fuel, LLC. Until May 2000, the Company's 5 percent interest in KFx Fuel Partners, L.P. ("KFP") was accounted for as an equity investment since the Company was a non-controlling investor in KFP. In May 2000, the Company sold its 5% interest in KFP to Black Hills Corporation, see Note 3.

    The consolidated financial statements at March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2000 financial statements to conform to the current year presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2000 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations expected for the year ended December 31, 2001.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. Because the Company does not hold any derivative financial instruments and has not engaged in hedging activities, the adoption of SFAS 133, as was required in the first quarter of 2001, did not have a material impact on its consolidated results of operations, financial position or cash flows.

    Net loss per common share for the three months ended March 31, 2001 and 2000 are based on the weighted average number of shares of common stock outstanding during the period, and excludes approximately 10,642,000 and 10,204,000, respectively, of potentially issuable common shares from common stock options, warrants and convertible debt as the effect would be anti-dilutive.


NOTE 2. DEFERRED SALE OF PEGASUS COMMON STOCK, ISSUANCES OF PEGASUS PREFERRED STOCK AND SALES OF PEGASUS PREFERRED STOCK

    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier. Through March 31, 2001, Kennecott Energy has purchased $2,000,000 of additional Pegasus Preferred Stock, $500,000 of which was purchased during the three months ended March 31, 2001. Through March 3, 2001, Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired on March 3, 2001. Accordingly, the $1,000,000 sale price has been included in minority interest as of March 31, 2001.

     During the three months ended March 31, 2001, KFx closed transactions with various parties pursuant to which KFx sold a portion of its Pegasus Preferred Stock investment in Pegasus, representing an approximate 10.9% as converted interest in Pegasus, for $1,850,000. KFx is obligated to repurchase this preferred stock, or any other security issued with respect to this preferred stock, for $2,614,667 at dates varying from January 31, 2002 to March 8, 2002, or earlier upon the occurrence of certain events, such as a change in control. In certain circumstances, the parties can individually elect to exchange their interest in Pegasus, with an aggregate value of $2,615,667, and any interest in Pegasus subsequently acquired by Evergreen Resources, Inc. ("Evergreen"), for common stock of KFx at $3.65 per share, subject to certain adjustments, including a reduction to the then current market value upon the conversion or satisfaction of the Company's Debentures. In addition, the parties were provided with five-year warrant to purchase an aggregate amount of 1,233,334 shares of KFx common stock at $3.65 per share, subject to certain adjustments including a reduction to a weighted average price of $2.32 per share upon the conversion or satisfaction of the Company's Debentures. The terms of these agreements are substantially the same except that Evergreen, which paid $1,500,000 for an approximate 8.8% as converted interest, can elect to defer the repurchase date to January 31, 2003, in which case it will receive the right to purchase from KFx an additional interest in Pegasus on similar terms, excluding any additional warrants to purchase KFx common stock. Evergreen's Chairman is a member of the Board of Directors of KFx. Included in these sales of Pegasus Preferred Stock was a sale to KFx's Chairman, Theodore Venners, for $100,000 in exchange for an as converted interest in Pegasus of 0.6%.

     Based on the terms and characteristics of the preferred stock sales as discussed above, the instrument has been classified as debt in the March 31, 2001 balance sheet. Accordingly, the Company values the related warrants using a Black-Scholes option pricing model and recorded $798,000 as debt discount. In adition, the difference between the accounting coversion price of the preferred stock and the fair value of KFx's common stock on the dates of the transactions resulted in a beneficial conversion feature in the amount of $904,000, which was calculated in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial coversion feature is reflected as additional debt discount in the balance sheet at March 3, 2001. In the quarter ended March 31,2001, the Company recorded $302,000 in interest expense related to the amortization of the debt discount and the accretion to redemption value.

    At March 31, 2001, as a result of these additional investments of Kennecott Energy in Pegasus Preferred Stock and KFx's sale of a portion of its Pegasus Preferred Stock, the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx--58.2%, Pegasus founders--16.0%, Kennecott Energy--14.9%, Evergreen Resources, Inc.--8.8% and other private investors--2.1%.

    Subsequent to March 31, 2001, KFx completed an additional sale of its Pegasus Preferred Stock investment equivalent to an 0.3% as converted interest in Pegasus, for $50,000, subject to KFx's obligation to repurchase such preferred stock, or any other security issued with respect to this preferred stock, for $70,667, at the one year anniversary of the sale, or earlier in certain circumstances, such as a change in control of Pegasus. This transaction was with a director of KFx, was completed on terms substantially the same as those discussed in the preceding paragraph and included a grant of warrants to purchase 33,333 shares of KFx common stock.

NOTE 3. INVESTMENT IN KFP

    On April 12, 2000, the Company executed agreements with various parties that initiated the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation ("BKH") purchased the KFP Facility and received 2 million shares of KFx common stock previously held by Thermo Ecoteck Corporation ("TCK") in exchange for the assumption of the reclamation liability associated with the KFP Facility,
(b) BKH was given the right to one seat on KFx's board of directors (which to date it has declined to exercise), (c) KFx granted BKH a fully-exercisable warrant, which expires April 30, 2005, to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments including a reduction to a price of $3.48 per share upon the conversion or satisfaction of the Company's Debentures, (d) KFx relinquished its 5% interest in KFP to TCK and provide certain releases to TCK in exchange for cash proceeds approximating $1.5 million and certain real and personal property, and (e) TCK sold the remaining 2.25 million common shares of KFx it owned to private investors and canceled the warrants it held to purchase a control position in KFx's common stock. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1,800,000, to the $1,500,000 estimated cash proceeds to KFx from these transactions. In addition, the estimated $2.2 million value of the warrants issued to BKH, using the Black-Scholes method, was charged to expense in 1999.

NOTE 4. SEGMENT INFORMATION

    KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus segment"), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel segment"). The accounting policies of these segments are the same as those described in Note 1. In addition, the goodwill and related amortization resulting from the acquisition of Pegasus is included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based its view of the potential for net income and operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment, based on actual costs and estimated time and other resources devoted to assist with and support the activities of Pegasus.

    The following tables present information about revenues, certain income and expense categories, net loss, cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of March 31, 2001 and 2000 and for the three-month periods then ended:


                                                                            RECONCILING
             QUARTER ENDED                    PEGASUS          K-FUEL         ITEMS(a)          CONSOLIDATED
             -------------                 ----------       ------------   -----------------   ---------------
            MARCH 31, 2001
            --------------

    Operating Revenues............         $  247,950       $        --       $        --         $    247,950

    Net Loss......................         $(1,018,249)     $  (457,448)      $(1,341,024)        $ (2,816,721)

    Cash Provided by (Used in) Operating
    Activities....................         $  (559,764)     $     6,187       $(1,349,839)        $ (1,903,416)

    Total Assets..................         $ 3,177,893      $ 2,884,462       $ 2,039,609         $  8,101,964

            MARCH 31, 2000
            --------------

    Operating Revenues............         $  465,638                 --               --         $   465,538

    Net Loss......................         $  (958,794)     $   (500,471)      $  (863,491)       $(2,322,756)

    Cash Used in Operating Activities      $  (394,554)     $    (12,608)      $(1,125,455)       $(1,532,617)

    Total Assets..................         $ 3,302,483      $  8,681,532       $ 1,252,078        $13,236,093


(a) Consists primarily of KFx corporate office activities and consolidating entries.



NOTE 5. CONTINGENCIES

     On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas, asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). (The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio.) The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortious interference with business relationships and attempted monopolization in violation of
Section 2 of the Sherman Antitrust Act ("Pegasus Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit, the Pegasus Answer and the Pegasus Counterclaims, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. To the extent that these efforts are not successful, Pegasus, in coordination with its licensor, intends to vigorously defend against the Pavilion Lawsuit and to aggressively pursue the Pegasus Answer and Pegasus Counterclaims. Accordingly, although the disposition of this matter cannot be predicted with certainty, management does not believe that its ultimate outcome will have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

    On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden") filed a complaint against the Company in U.S. District Court for the District of Colorado. The complaint alleges that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint seeks damages in excess of $5.3 million. Although the ultimate resolution of this matter cannot be predicted with certainty, based on a review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFx intends to contest this complaint vigorously. Accordingly, management does not believe that its ultimate outcome will have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

    As part of the restructured bond agreement with the State of Wyoming ("Wyoming") in 1994, Energy Brothers Holding, Inc., an affiliate of the Company's Chairman; and the Company's Chairman, Theodore Venners, executed a promissory note to Wyoming for $819,000, with annual interest at 6 percent. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments made under such note, upon his demand, since their obligation stemmed from their personal guarantee of certain obligations of the Company that were renegotiated in 1994. During 2000, the Company made related principal and interest payments on behalf of its Chairman totaling $82,150. In addition, similar payments totaling $12,210 were made during the three months ended March 31, 2001. The Company's Chairman, Theodore Venners, and his affiliate have agreed to waive their indemnification rights for future payments under certain circumstances. Wyoming issued a notice of default relative to this note on March 2, 2001, triggering a 10-day cure period. On March 12, 2001, Wyoming agreed to forebear from collection activities under this note until July 1, 2001. In connection with the 1994 restructured bond agreement, the Company entered into an agreement which requires the Company to pay Wyoming 12% of its domestic license and royalty revenue. This rate decreases to 6% when cumulative payments under this agreement total $5 million. No payments or accruals have been required through March 31, 2001 under this agreement.

    The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5 percent to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by KFP) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20 percent of the Company's North American royalty proceeds. No payments or accruals have been required through March, 31, 2001 under these agreements.

    In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. The total amount paid under this agreement through March 31, 2001 was $250,000.

    Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and subject to certain other limitations. Pegasus has made no payments or accruals through March 31, 2001 under this agreement.


                                  KFX INC.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This quarterly report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based on our knowledge of facts as of the date of this quarterly report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties that may be outside of our control, including, but not limited to:

    o     the ability of the Company to continue to as a going concern;

    o adverse market and various other conditions that could impair the Company's ability to obtain needed financing;

    o     actions or the inaction of the Company's strategic partners;

    o the breadth or degree of protection available to the Company's intellectual property;

    o the outcome of the Pavilion Lawsuit and related Pegasus' Answer and Pegasus' Counterclaim;

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

    For additional factors that could affect the validity of our forward-looking statements, you should read "Risk Factors" contained in
Part I, Item 1 of our annual report on Form 10-K for the year ended December 31, 2000, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2000 and "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of our annual report on Form 10-K for the year ended December 31, 2000. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by the Company. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


OVERVIEW

     During the past several months, the Company has been able to establish a platform to develop and implement a strategic plan to begin to realize the potential growth of its two energy technology bases. A 16-month project of its K-Fuel LLC joint venture with Kennecott Energy culminated in the demonstration of an improved design for a K-Fuel plant that was announced in February 2001. K-Fuel LLC is conducting studies concerning appropriate means to further test the new process and design facilities for production. In April 2001, Pegasus and Pavilion entered into an agreement to dismiss the litigation pending between the two companies, without prejudice, in order to explore possible combinations. Related discussions with Pavilion are underway. In early May 2001, Pegasus announced that it had been selected by Cinergy, a Cincinnati, Ohio based energy company, to install its NeuSIGHT optimization software on a system-wide basis. Phase 1 of the Cinergy contract calls for performance-based incentives measured by actual NOx reductions and is expected to generate approximately $5-$8 million in revenues over approximately the next 24 months, including potential revenues from performance provisions in the contract of up to approximatly $3 million. Pegasus' firm backlog of software license and installation contracts as of May 11, 2001 approximated $6,800,000, compared to approximately $2,300,000 at May 12, 2000, for an increase of 195%. Most recently on May 9, 2001, KFx retained Raymond James & Associates to assist in all aspects of strategic and financial planning to take advantage of the rapidly growing energy market opportunities and determine an optimal course of action for KFx's shareholders. In addition, it is management's belief there is a far better understanding in Washington, D.C. today of the importance of coal-fired power to meet the nation's energy needs, which it believes will facilitate the Company's development and implementation of a strategic plan to capitalize on the growth potential of its technologies.


RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

     Consolidated revenues in the first quarter of 2001 declined as compared to the first quarter of 2000 by $217,688 (47%) due to the lack of new orders in the first quarter of 2001 as a result of the Pavilion Lawsuit. With the recent dramatic increase in Pegasus' backlog, largely due to receipt of the Cinergy order, this negative variance is expected to narrow and ultimately reverse in future quarters. Consolidated operating costs in the first quarter of 2001 declined $202,230 (8%) due principally to the net effect of (a) a $143,730 (39%) decline in Pegasus' cost of sales, resulting from lower revenues, (b) marketing, general and administrative cost reductions of $96,388 (13%) at Pegasus achieved in connection with streamlining the sales and marketing function in early and mid 2000, (c) an approximate $107,000 non cash financial consulting expense included in corporate marketing, general and administrative cost in the first quarter of 2001 not experienced in 2000, resulting from the issuance of KFx common stock, and (d) cost reductions approximating $51,000 (11%) at KFx's corporate offices due to various cost reduction measures implemented in mid 2000.

     The factors discussed above combined in the first quarter of 2001 to produce an operating loss of $2,044,073, which approximates the first quarter 2000 operating loss of $2,028,615. Similarly, Pegasus' portion of the first quarter 2001 operating loss was $967,975, which approximates the corresponding $959,220 operating loss in 2000. The combined K-Fuel segment and corporate cost portion of the first quarter 2001 operating loss was $1,076,098, compared to $1,069,395 in 2000.

     Non-operating items added $772,648 of net expense in the first quarter of 2001, compared to $294,141 in the first quarter of 2000, for an increase of $478,507, largely caused by an increase in interest expense of $463,348. Interest expense in the first quarter of 2001 included approximately $89,000 for the accrual for the maturity premium on the Debentures (accrual for this item began in the second quarter of 2000), approximately $307,000 in accruals for the maturity premium related to sales in the first quarter of 2001 to third parties of Pegasus Preferred Stock held by KFx and KFx's related obligation to repurchase, and approximately $50,000 in late payment fees, including approximately $47,000 to Wyoming in connection with the extension of certain indebtedness.

     As a result of the above factors, the first quarter 2001 net loss of $2,816,721 ($0.11 per share) was $493,965 ($0.02 per share) greater than the comparable measure for the first quarter of 2000. Included in the 2001 and 2000 first quarter net losses were non-cash charges approximating $1,268,000 and $726,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 2001, the Company used $1,903,416 of cash for its operating activities, compared to $1,532,617 in the first quarter of 2000. Included in the 2001 amount are approximately (a) $561,000 of interest payments, (b) $560,000 for Pegasus' operations and (b) $782,000 for the K-Fuel segment and KFx's corporate activities. The first quarter 2000 amount includes approximately (a) $543,000 for interest payments, (b) $395,000 for Pegasus and (c) $595,000 for the K-Fuel segment and KFx's corporate activities. Debt repayments approximated $255,000 and $146,000 in the first quarter of 2001 and 2000, respectively.

    Sources of cash during the first quarter of 2001 included $1,850,000 in proceeds from the sale of Pegasus Preferred Stock held by KFx, which the Company is required to repurchase during the first quarter of 2002, subject to certain provisions that could accelerate or defer the required repurchase date. Due to KFx's repurchase obligation, these sales are accounted for as debt, see Note 2 to the Consolidated Financial Statements. In addition, Pegasus issued $500,000 of Pegasus Preferred Stock to Kennecott Energy in the first quarter of 2001.

    In early May 2001, Pegasus and Pavilion agreed to dismiss, without prejudice, a lawsuit pending between the companies and began combination discussions. In addition, the Company engaged Raymond James & Associates, an investment banking firm, to assist in all aspects of strategic and financial planning. This step was taken as a part of the Company's ongoing efforts to restructure its balance sheet in an optimal manner for the benefit of its shareholders and in view of the rapidly growing energy market opportunities. The Company had begun a similar effort initially focused on Pegasus in mid 2000, but the Pavilion Lawsuit, which was filed in the third quarter of 2000, precluded many of the options that were under consideration at that time. Prior to the filing of the Pavilion Lawsuit and subsequent to its dismissal the Company has received strong interest from numerous industry sources to participate in the acceleration and development of its products.

    The Company is continuing to work toward its goal of licensing a large commercial K-Fuel plant to Kennecott Energy. Upon granting a license to construct a commercial scale K-Fuel production facility, KFx expects to generate significant K-Fuel license fees and net cash flows.

    From time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short-term basis, will continue to be available if needed. At May 11, 2001, $750,000 of such borrowings, which are due on demand, were outstanding.

    The Company expects its cash requirements over the next twelve months with respect to day-to-day operations and debt service requirements to be satisfied by (a) cash on hand, which as of May 11, 2001 approximated $220,000; (b) $500,000 of Kennecott Energy's discretionary investments in Pegasus in connection with the achievement of milestones under the work plan, pursuant to provisions of the agreements executed in March 2000; (c) potential investments in Pegasus and/or KFx from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company; (f) potential fees from licensing new K-Fuel facilities;
(g) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; and (h) unsecured borrowings from one or more of its directors and/or other parties.

    Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, which contain a number of restrictions including (a) limitations on the Company's ability to incur secured and unsecured debt, (b) limitations on the Company's ability to sell assets or enter into merger agreements, and (c) provisions that would reduce the Debenture conversion price from $3.65 per share, if the Company sells KFx common stock at a price below $3.65 per share. In addition, included in the agreements among KFx and the other shareholders of Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, and limiting the payment of dividends by Pegasus. See also Note 1 to the Consolidated Financial Statements.

    There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed, the Company may default on payments when due. Should the Company not be successful in achieving one or more of the financing alternatives discussed above, the Company may not be able to continue as a going concern.


                    ITEM 3. QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK

    The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments and only $750,000 of floating rate debt and does not expect to derive a material amount of its revenues or income from interest bearing securities. Currently the Company has no significant foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company's products and services, since K-Fuel and NeuSIGHT have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company's fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company's business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities.


                        PART II - OTHER INFORMATION

                         ITEM 1. LEGAL PROCEEDINGS

     On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). (The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio.) The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortious interference with business relationships and attempted monopolization in violation of
Section 2 of the Sherman Antitrust Act ("Pegasus Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit, the Pegasus Answer and the Pegasus Counterclaims, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. To the extent that these efforts are not successful, Pegasus, in coordination with its licensor, intends to vigorously defend against the Pavilion Lawsuit and to aggressively pursue the Pegasus Answer and Pegasus Counterclaims. Accordingly, although the disposition of this matter cannot be predicted with certainty, management does not believe that its ultimate outcome will have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

    On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden") filed a complaint against the Company in U.S. District Court for the District of Colorado. The complaint alleges that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint seeks damages in excess of $5.3 million. Although the ultimate resolution of this matter cannot be predicted with certainty, based on a review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFx intends to contest this complaint vigorously. Accordingly, management does not believe that its ultimate outcome will have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.


             ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the three months ended March 31, 2001, the following securities were issued pursuant to an exemption under the Securities Act of 1933, as amended:


                                                                       Consideration            Class of
     Date                         Security Sold                          Received               Persons

   1/01      Grant of 56,250 shares of Common Stock                    Professional services   Consultant


                  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

  EXHIBIT
   NUMBER        DESCRIPTION

  4.1* Statement Respecting Rights of Series B Preferred Stock of Pegasus Technologies, Inc.

  4.2* Statement Respecting Rights of Series c Preferred Stock of Pegasus Technologies, Inc.

  4.3* Warrants to Purchase 1,000,000 Shares of KFx Inc. Common Stock issued to Evergreen Resources, Inc. as of February 9, 2001

  4.4* Registration Rights Agreement Between the Company and Evergreen Resources, Inc. dated February 9, 2001

  4.5* Warrants to Purchase 166,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of March 8, 2001

  4.6* Registration Rights Agreement Between the Company and William H. Walker dated March 8, 2001

  4.7* Warrants to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Theodore Venners as of March 8, 2001

  4.8* Registration Rights Agreement Between the Company and Theodore Venners dated March 8, 2001

  4.9* Warrants to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark S. Sexton as of April 10, 2001

  4.10*          Registration Rights Agreement Between the Company and Mark
                 S. Sexton dated April 10, 2001

              * Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.


(B)  REPORTS ON FORM 8-K

    During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated February 16, 2001, under Item 5, Other Events.


                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KFX INC.

                                  /s/ SETH L. PATTERSON
                                  ---------------------------------

                                  SETH L. PATTERSON
                                  EXECUTIVE VICE PRESIDENT & CHIEF
                                  FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  DATE: MAY 15, 2001