Form 10-K/A
period 2000-12-31
KFX INC
filed 2001-06-01
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1


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


                                EXPLANATORY NOTE

    This Amendment No.1 to the Annual Report on Form 10-K of KFX Inc. is filed to correct typographical and miscellaneous errors that occurred during the Edgar conversion process.


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

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures....................... 38

PART III

Item 10.     Directors and Executive Officers .......................... 39

Item 11.     Executive Compensation..................................... 39


Item 12.     Security Ownership of Certain Beneficial Owners and
             Management................................................. 39


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


    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized Pegasus 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. Through December 31, 2000, Kennecott Energy had exercised its rights to purchase additional Pegasus Preferred Stock equivalent to an additional 6% as converted interest in Pegasus, for $1,500,000. In addition, during the fourth quarter of 2000, KFx purchased Pegasus Common Stock equivalent to an approximate 2.25% interest from one of the Pegasus founders in connection with his resignation. At December 31, 2000, the ownership of Pegasus on an as converted basis was approximately as follows: KFx--70.7%, Pegasus founders--16.5% and Kennecott Energy--12.8%. Through April 12, 2001, Kennecott Energy has exercised its rights to purchase additional Pegasus Preferred Stock equivalent to a 2 % as converted interest in Pegasus, for $500,000. Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at any time before March 3, 2001, which right was not exercised and has expired.

    On February 9, 2001, KFx closed a transaction with Evergreen Resources, Inc. ("Evergreen") under which KFx sold to Evergreen a portion of its Pegasus Preferred Stock investment in Pegasus, representing an approximate 8.8% as converted interest in Pegasus, for $1,500,000. KFx is obligated to repurchase this preferred stock for $2 million plus 6% of the repurchase price per annum on January 31, 2002, or earlier upon the occurrence of certain events, such as a change in control. Evergreen can elect to defer KFx's required repurchase date to January 31, 2003, which will trigger a right for it to purchase from KFx an additional interest in Pegasus. In certain circumstances, Evergreen can elect to exchange this interest in Pegasus, valued at $2 million plus 6% per annum, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1,000,000 shares of KFx Common Stock at $3.65 per share, subject to certain adjustments.

    As a result of the additional investments of Kennecott Energy in Pegasus Preferred Stock through April 12, 2001, KFx's sale of a portion of its Pegasus Preferred Stock on February 9, 2001 to Evergreen and KFx's sales of Pegasus Preferred Stock to other private investors, the ownership of Pegasus at April 13, 2001 is approximately as follows: KFx--57.9%, Pegasus founders--16.0%, Kennecott Energy--14.9%, Evergreen Resources, Inc.--8.8% and other private investors--2.4%.

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


    During 2000, the following individual Pegasus clients accounted for greater than 10% each of consolidated revenues: Ameren/Union Electric--30%, Dairyland Power Cooperative--18% and American Electric Power--12%. During 1999, two individual Pegasus clients accounted for greater than 10% each of consolidated revenues: Carolina Power & Light--19% and Houston Light & Power--11%. During 1998, three individual clients accounted for greater than 10% each of consolidated revenues, Houston Light & Power--22%, Ameren/Union Electric--13% and Cinergy--10%. Although the existence of such major clients is partly a result of Pegasus' limited customer base, management also believes it is an indication of the level of client satisfaction with Pegasus products and services since these relationships involve multiple license and installation contracts and two of the same clients are included in two of the three years of statistics.

Strategic Relationships

    In March 1999, Pegasus executed an agreement with Science Applications International Corporation (SAIC) providing SAIC with certain exclusive rights to install NeuSIGHT software in North America, as a subcontractor to Pegasus. Under the terms of the agreement, SAIC has the right to perform NeuSIGHT installations related to Pegasus license sales that Pegasus elects not to perform with its own staff. Subject to certain termination provisions covering performance and other matters, the agreement expires after SAIC completes 30 installations of NeuSIGHT or three years, whichever occurs first. In exchange for certain services, investments and preferred billing rates by SAIC, the agreement also provides for an equal sharing between Pegasus and SAIC of a defined measure of Pegasus gross profits derived from the installation services provided by SAIC to Pegasus customers under the agreement. Through December 31, 2000, no payments by Pegasus or related accruals have been required under these profit sharing provisions. On April 19, 2000, SAIC assigned its rights and obligations under this agreement to one of its affiliates, Data Systems & Solutions, LLC ("DS&S").


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

Competition


    Pegasus faces direct competition from approximately six companies that offer software products providing combustion optimization benefits to the electric power industry. In addition, Pegasus faces indirect competition from a similar number of companies that offer control systems used to operate utility boiler units, which contain certain combustion optimization features. Management believes the NeuSIGHT software solution offers several competitive advantages over competitors' offerings. Most significantly, in a survey completed in December 1998 by Resource Data International, a subsidiary of the Financial Times, NeuSIGHT has been documented as providing greater benefits than competing products in the areas of NOx reduction and heat rate improvement. In addition, NeuSIGHT has demonstrated an ability to operate in closed-loop supervisory mode for extended time periods without intervention.


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


    In May 1998, the Southern Research Institute conducted a test burn of approximately 10 tons of K-Fuel, which was also overseen by a technical services affiliate of Kennecott Energy. The results of this test burn are summarized in the table below:





                                   Btu              Emissions (ppm)
                              (As Received)  (Corrected to 3% O2 Dry Basis)
                              -------------  ------------------------------
                                                NOX                    SOX
                                                ---                    --


K-Fuel......................     11,703         142                    173
Dry Fork Subbituminous......      8,903         172                    215
Lone Mountain Bituminous....     13,315         265                    530




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


    One of the Company's subsidiaries, KFx Technology, Inc., ("KFxT") has performed research and development services related to the K-Fuel technology under a contract with Western Research Institute ("WRI"), a non-profit research organization based in Laramie, Wyoming. During 2000, revenues from this contract approximated 11% of consolidated revenues. Such revenues in 1999 were less than 10% of consolidated revenues. During 1998, revenues from this contract approximated 15% of consolidated revenues. Excluding depreciation, the costs under this contract approximated the related revenues and totaled $230,000, $117,000, and $344,000 in 2000, 1999 and 1998, respectively.


    Work under the most recent contract with WRI has been completed and there is no commitment for an additional contract from WRI or other potential customers of KFxT. Accordingly, KFxT staff was reduced in the first quarter of 2001, pending identification of revenues from WRI or other parties.

Strategic Relationships

Kennecott Energy Company and K-Fuel, LLC


    In April 1996, the Company entered into a joint venture agreement (the "Kennecott Agreement") with a wholly-owned subsidiary of Kennecott Energy. The joint venture, a Delaware limited liability company named K-Fuel, L.L.C. ("K-Fuel, LLC"), is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Any Commercial Projects will be constructed by separate entities in which Kennecott Energy, the Company, both or third parties will have an equity interest and which will be granted a sublicense from K-Fuel, LLC, for the K-Fuel Technology. In 1996, Kennecott Energy paid a fee of $1,000,000 to the Company to enter into the K-Fuel, LLC, joint venture. In June 1999, in connection with certain amendments to the Kennecott Agreement, Kennecott Energy purchased a K-Fuel license and paid KFx an initial license fee of $1,000,000 for a minimum plant size of 666,667 tons of annual capacity to be located at a site of its choice. This license is expandable to a larger capacity plant, upon the payment of additional initial license fees. In addition, Kennecott Energy paid to KFx an additional $1,000,000, which KFx invested in K-Fuel, LLC to support the next phase of K-Fuel commercialization, as required by the June 1999 amendments to the Kennecott Agreement. Any technology related to the Company's technology developed through the work plan funded by the $1,000,000 investment in K-Fuel, LLC, will be owned by Kennecott Energy and licensed free of charge to K-Fuel, LLC. The non-refundable payment related to the K-Fuel license accounted for 35% of the Company's consolidated revenues in 1999.


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


    The Company has a 51% percent interest in K-Fuel, LLC, and Kennecott Energy has a 49% interest. Due to certain participatory voting rights provided to Kennecott Energy in the Kennecott Agreement, as amended, the Company does not control K-Fuel, LLC. At such time as entities in which Kennecott Energy has an equity interest have placed into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons per year ("TPY") of K-Fuel product, Kennecott Energy's interest in K-Fuel, LLC, will increase to 51% and the Company's interest will decrease to 49%. During 2000, 1999 and 1998, K-Fuel, LLC incurred related research and development costs totaling approximately $482,000, $23,000 and $134,000, respectively.


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

    As of May 9, 2000, the Company finalized a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation
(BKH) purchased the KFP Facility and received 2 million shares of KFx Common Stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which, through April 12, 2001, BKH has declined to exercise), and KFx granted BKH a warrant to purchase 1,300,000 shares of KFx Common Stock at $3.65 per share, subject to certain adjustments, (c) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for $100,000 in cash, $150,000 in proceeds of an unsecured note payable to TCK on June 10, 2000, and future cash payments estimated at $1,400,000 (all of which were received by August 3, 2000), (d) KFx received certain real and personal property from TCK, (e) TCK sold the remaining 2,250,000 shares of KFx Common Stock it owned to private investors and canceled the warrants it held to purchase a control position in KFx's Common Stock. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1,800,000, to the $1,500,000 expected cash proceeds to KFx. In addition, the estimated $2,200,000 value of the warrants issued to BKH was charged to expense effective December 31, 1999; the warrants were issued at the closing on May 9, 2000.


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

    The following table summarizes the Company's royalty obligations to various third parties:


                                                                              Expiration Date or
  Royalty Obligation                 United States      International         Maximum Amount
  ------------------                 -------------      -------------         -------------------

  Estate of Edward Koppelman         25 Percent(1)      25 Percent        $75,222,000
  State of Wyoming                   12 Percent(2)      NA--None          $5,000,000(2)
  Fort Union Ltd.                    20 Percent(3)      Canada, Mexico    Earlier of cumulative
                                                                          royalties paid of
                                                                          $ 1,500,000 or
                                                                          September 15, 2015
  Ohio Valley Electric ..............0.5 Percent(4)     NA--None          None

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


    In September 1998, the United States Environmental Protection Agency ("EPA") issued a rule requiring 22 Midwestern and Southern states and the District of Columbia to prepare implementation plans to reduce current allowed levels of NOx by approximately 85% (the "SIP Call"). NOx is a primary component in ground-level smog and is also a contributor to acid rain. Coal-fired electric utility power plants are widely considered to be the most likely targets to achieve the required reductions in NOx. Challenges to the EPA's SIP Call resulted in a May 1999 federal appeals court action that effectively suspended the SIP Call pending further review. Subsequently, a March 3, 2000 federal appeals court mostly affirmed EPA's SIP Call, although the number of states included has been reduced to
19. Implementation of the SIP Call will commence in the 2004 ozone season (May through December), which will include a regional NOx trading program, in essence an expansion of the Ozone Transport Commission ("OTC") trading program already in place in 11 northeastern states. While early compliance with the OTC trading program, which commenced in 1999, was achieved largely through a combination of environmental dispatch of natural gas-fired power generating stations (and a consequent reduction in the operations of coal-fired stations), compliance with the more stringent 2003 reduction requirements is generally expected to require a significant investment in emission control technologies. Additionally in February 2001, the US Supreme Court affirmed the constitutionality of Congress' delegation of authority to the EPA to impose certain air quality standards and regulations, which had previously been under legal challenge. Although the ultimate impact of the SIP Call and other air quality regulations on the demand for K-Fuel and NeuSIGHT is not clearly determinable, management believes it will create demand for these and other related technologies, as well as related products and services that the Company may offer in the future.


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


    Title IV of the CAA specifies a two-phase implementation schedule that primarily targets electric utility companies with annual generating capacities in excess of 25 megawatts ("MW"). Phase I implementation began on January 1, 1995, and affected 110 large, high-emission generating plants in 21 states (primarily in the industrial Midwest). The emissions limit for these plants during Phase I was 2.5 lbs. SO2 per million Btu ("MMBtu") of heat output. Phase II, which began January 1, 2000, is more broadly sweeping than Phase I, generally expected to impact more than 2,000 fossil fuel-fired electric generating units in 48 states. The effective SO2 emission rate limitation under Phase II is reduced to 1.2 lbs. SO2 per MMBtu. When using Wyoming PRB coal as feedstock material, the K-Fuel Technology produces a fuel product that has an SO2 emission rate of approximately 0.7 to 1.0 lbs. SO2 per MMBtu. NeuSIGHT also produces reductions in SO2 as a byproduct of heat rate improvements and combustion optimization. Although the ultimate impact of the implementation of Phase II of the CAA on the demand for K-Fuel and NeuSIGHT is not clearly determinable, management believes it will create demand for these and other related technologies, as well as products and services that the Company may offer in the future.


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


    CO2 is widely considered to be a primary component of greenhouse gases that have given rise to worldwide concerns of global warming. The December 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change ("Kyoto Protocol") targets CO2 and certain other greenhouse gas emissions for aggressive reduction in the years 2008 to 2012. In addition, the Kyoto Protocol notes electric power generation as one of the specific industry sectors that should be reviewed to achieve the targeted reductions. A very important by-product of the efficiency gains at electric power generation boiler units achievable through the use of NeuSIGHT and/or K-Fuel is a corresponding reduction in the level of CO2. Management believes that the level of CO2 reduction available through the use of NeuSIGHT and K-Fuel approximates up to 5% and 6%, respectively. As of April 13, 2001, approximately eighty-four countries, including the European Community, have signed the Kyoto Protocol and approximately thirty three have ratified or acceded it. Although the United States signed the Kyoto Protocol in December, 1998, it has not been ratified by the United States Senate, as would be required to be applicable in the United States. In addition, the Bush Administration has indicated that it does not support signing the Kyoto Protocol or the regulation of emissions of CO2 in the near term. The Company is not able to predict the impact that such US ratification of the Kyoto Protocol, or lack thereof, could have on the demand for K-Fuel and NeuSIGHT. Nevertheless, initiatives such as the Kyoto Protocol, targeted at reducing CO2 and other greenhouse gases, are expected to continue to progress and create additional demand for alternatives to achieve significant reductions in such emissions.

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


Deregulation of the United States Power Industry


    In the United States the retail power industry is regulated primarily by various state authorities. With the passage of the Energy Policy Act of 1992, deregulation of the power industry began approximately nine years ago in an effort to introduce market discipline in a manner similar to the deregulation of the telecommunications industry, both of which had previously been considered to be monopolies requiring a high degree of regulation in order to protect retail consumers. Approximately 24 of the states and the District of Columbia have deregulated or are in the process of deregulating their power industry with 17 additional states considering deregulation. With the exception of California, deregulation has generally proceeded without significant disruptions of supply or unfavorable impacts on power rates.


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


FOREIGN MARKETS


    The international coal-fired power generation industry is approximately four times the size of the United States coal-fired power generation industry. The Company's objective, with respect to international opportunities for K-Fuel, is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant coal reserves can be utilized in conjunction with the K-Fuel Technology to develop a value-added export product. The principal benefit of the K-Fuel Technology in foreign markets is that low-rank indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either in internal markets or for export. The Company has international commercialization opportunities related to K-Fuel in Indonesia and Turkey, although they are not currently active, as discussed above.


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


EMPLOYEES


    The Company currently has approximately 32 full-time employees, six of whom work in the areas of corporate and K-Fuel marketing, finance, and administration, and the operation of the K-Fuel demonstration plant and laboratory and 26 of whom work at Pegasus in the areas of sales and marketing, software development, software implementation, finance, and administration. The Company considers its relations with all employees to be good.



RISK FACTORS


    Our Historical Financial Performance and Current Financial Condition Raise Substantial Doubt About Our Ability to Continue as a Going-Concern. We Need Additional Capital to Fund Our Business, to Pay Interest and Principal Currently Due to the State of Wyoming on July 1, 2001, and to Pay Interest and Principal, at Maturity on July 31, 2002, on Our 6% Convertible Debentures

    We require substantial working capital to fund our business. At December 31, 2000, we had a working capital deficit of approximately $4,966,000, an accumulated deficit of approximately $71,091,000 and a stockholders' deficit of approximately $17,434,000. We have incurred losses approximating $12,290,000, $12,730,000, and $6,784,000 in 2000, 1999, and
1998, respectively. We have experienced negative operating cash flow approximating $5,151,000, $3,458,000 and $4,642,000 in 2000, 1999, and
1998, respectively. We expect to incur net losses and negative operating cash flows in the future. We cannot assure you that we will ever achieve profitability, or be able to generate earnings sufficient to meet our interest and principal payment obligations. As a result, we have been and continue to be very dependent on strategic relationships, sales of our debt and equity securities and short-term loans from our directors and third parties to fund the operating costs associated with our businesses.

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

    By selling our 6% convertible debentures in July 1997, we incurred $17,000,000 in principal amount of indebtedness. Through April 12, 2001, holders of $1,900,000 in principal amount of these debentures have exercised their conversion rights and converted their debentures into 520,540 shares of KFx Common Stock. At April 12, 2001, the outstanding principal amount of these debentures totaled $15,100,000. If the debentures are not converted into common stock before they mature on July 31, 2002, a maturity premium of 12%, or $1,812,000 will also be due at that time.


    Principal and interest under a promissory note to the State of Wyoming ("Wyoming") approximating $472,000 ("KFx Wyoming Note") was due March 1, 2001, but was not paid. The Company initiated discussions with Wyoming in late February 2001 and on March 12, 2001 consummated an extension to July 1, 2001 in exchange for (a) a principal payment approximating $150,400 made on March 9, 2001, (b) a delinquent payment fee approximating $47,200 made on March 9, 2001, (c) an interest payment approximating $2,400 made on March 9, 2000, (d) the assignment to Wyoming of the net sales proceeds of the balance of the Company's preferred stock investment in Pegasus (with a face value approximating $1 million), representing an interest in Pegasus approximating 4.4% and (e) a collateral interest in certain K-Fuel related equipment that is not currently in use.

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


    The Company's transaction with Kennecott Energy in March 2000 resulting in $1,000,000 of potential additional investments by Kennecott Energy in Pegasus during 2001 ($500,000 of which has been received as of April 13, 2001), proceeds of $1,900,000 in cash realized through April 13, 2001 from sales of part of our investment in Pegasus, and the receipt of additional orders for NeuSIGHT subsequent to December 31, 2000, partially meet our need for additional capital. In order to further meet this need, the Company intends to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination, or other means and to further reduce expenditures as necessary. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern.


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


We Rely on Strategic Partners


    We have established relationships with various strategic partners to exploit the K-Fuel technology, enhance the application of NeuSIGHT and further penetrate the NeuSIGHT market. Kennecott Energy has been a strategic partner in the development of K-Fuel technology since early 1996 and also became a strategic partner in Pegasus in early 2000. Our success will depend upon our ability to maintain existing strategic relationships with Kennecott Energy and others and develop and maintain additional relationships for the further development of our technologies. We are and will continue to be dependent upon our strategic partners to, among other things, fund the operations of the partnerships or the joint venture entities in which we own interests and to provide necessary technical, operational, personnel and other resources. While each of our strategic partners has an economic motivation to further the development of their respective joint ventures or projects with us, the amount of time and resources devoted to such joint ventures or projects will be controlled by our strategic partners and not by us. A decline in the financial prospects of a particular strategic partner could adversely affect such partner's commitment to a joint venture, which could materially harm us. Moreover, joint ventures or similar arrangements require us to have financial and other arrangements to meet our commitments to the joint ventures. We cannot assure you that we will be able to maintain existing strategic relationships, develop or maintain additional strategic relationships, meet our commitments with respect to our joint ventures or that our strategic partners will meet their commitments to any respective joint venture or project.



It Is Difficult to Evaluate Our Business and Prospects Because We Added the Development of Pegasus to Our Strategic Focus, Which Until 1998, Had Been on the Development of K-Fuel


    KFx was organized in 1988 and in August 1995, we commenced the initial application of our K-Fuel technology and began construction of a facility near Gillette, Wyoming, which was owned by KFP, in order to produce K-Fuel. Until early 1998, our primary business was licensing and commercializing a patented technology that, in general, uses heat and pressure to physically and chemically transform high-moisture, low-energy per pound coal and other organic feedstocks into a low-moisture, high-energy solid fuel known as K-Fuel. Operations at the KFP Facility began in the second quarter of 1998, but were suspended in the second quarter of 1999. Nevertheless, our efforts to commercialize the K-Fuel technology continue in conjunction primarily with Kennecott Energy. In March 1998 we acquired, through our purchase of a controlling ownership interest in Pegasus, the software product NeuSIGHT. Accordingly, we have a limited operating history upon which an evaluation of our prospects and future performance can be made. Although we continue to believe that K-Fuel technology has significant long-term value, we believe that the software business of Pegasus offers more near term growth opportunity. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation of a new business based on innovative technologies in a highly competitive and evolving industry.


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



Deregulation in the United States Power Industry May Result in Increased Competition for Our Products


    We expect that deregulation in the United States power industry will result in utilities and other power generators placing a high emphasis on reducing costs in their operations. This situation may, in turn, result in increased competition from other producers of beneficiated coal products, other clean fuel sources, other developers of combustion optimization software and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel technology and Pegasus' combustion optimization technology.


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


    On May 9, 2000, we executed agreements with various parties directed at initiating the redevelopment of the KFP Facility. Various remediation and related operating scenarios have been evaluated over the past several months and are continuing to be considered. The estimated capital required under the various remediation scenarios ranges from $2 million to $4 million. There is no assurance that the necessary capital can be obtained on satisfactory terms, if at all. There can be no assurances that the KFP Facility will be successfully restarted and K-Fuel production from this facility resumed. In addition, although the Company believes that the KFP Facility qualifies for the Federal Oil Barrel Equivalent Tax Credit, promulgated under Section 29 of the IRC, which is a significant incentive for the new owners of the KFP Facility, there can be no assurance that the Internal Revenue Service will not successfully challenge such a position. Such a successful challenge would have a material adverse effect on the operating economics of the KFP Facility and our ability to generate any royalty and revenue-based service fee income.



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

    During 2000, the following securities were issued pursuant to an exemption the Securities Act of 1933, as amended:




                                                                     Consideration         Class of
   Date                        Security Sold                            Received            Persons
   ----                        -------------                         -------------         --------
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






                                   2000            1999                  1998            1997            1996
Statement of Operations Data       ----            ----                  ----            ----            ----
for the Year Ended
December 31
     Operating revenues          $   2,124,770    $  2,850,800   $   2,220,585     $1,084,823     $  1,596,298
     Operating loss              $  (8,998,405)   $ (7,477,042)  $  (6,419,014)    $(4,930,551)   $ (4,827,874)
     Net loss                    $ (12,290,172)   $(12,730,427)  $  (6,783,817)    $(5,095,160)   $ (5,628,541)
     Basic and diluted net
     loss per share              $        (.49)   $       (.53)  $        (.28)    $    (.21)     $       (.25)
     Weighted average shares
     of common stock outstanding    24,908,000      24,137,000      23,931,000      23,820,000      22,458,000

Balance Sheet Data at
December 31

     Current assets              $   1,294,431    $  1,605,466   $   7,004,806     $14,461,198    $  1,957,005
     Working capital             $  (4,965,927)   $ (3,873,922)  $   4,481,499     $12,565,373    $   (166,521)
      (deficit)
     Total assets                $   8,471,370    $ 14,267,995   $  22,672,289     $29,057,706    $ 14,923,567
     Long-term debt              $  16,670,594    $ 17,484,625   $  17,890,793     $17,500,000    $  1,110,000
     Stockholders' equity        $ (17,433,931)   $ (9,696,018)  $   2,258,289     $8,495,881     $ 10,524,041
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

K-Fuel Revenue


    The Company recognizes revenue from K-Fuel licenses, when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable and collectibility is reasonably assured. Fees from contract services are recognized as the services are performed.


RESULTS OF OPERATIONS

Year Ended December 31, 2000 vs. Year Ended December 31, 1999


    The consolidated operating loss in 2000 of $8,998,405, which includes $3,575,622 of non-cash charges, was $1,521,363, or 20%, greater than the 1999 operating loss due primarily to (a) a K-Fuel license fee in 1999 that contributed $750,000 to operating income, with no similar fee in 2000, (b) a non-cash charge approximating $464,000 at the K-Fuel segment due to the write-down of certain idle equipment (c) an increase approximating $865,000 in operating losses at Pegasus offset by (d) reduced KFx corporate and other costs and losses approximating $505,000.


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


    The Company has not recorded a deferred tax benefit from KFx's and Pegasus' net operating loss carryforwards, which approximate $42,873,000 and $4,151,000, respectively, at December 31, 2000, since, based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company's deferred tax assets will not be realized. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code ("Section 382"). Although management does not believe Section 382 places significant limitations on the use of the Company's net operating loss carryforwards presently, transactions that may be consummated in order to obtain needed financing may result in ownership changes that are large enough to trigger the Section 382 limitations. In the event the Company achieves profitable operations and taxable income, any significant Section 382 limitation would have the effect of increasing the Company's income tax liability and reducing available cash resources.



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


    The factors above combined to produce a net loss of $12,730,427 for 1999, which is $5,946,610 in excess of the 1998 net loss. On a basic and diluted per share basis, the 1999 net loss was $.53 compared to $.28 for 1998.



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


    The Company will seek to meet its cash requirements over the balance of 2001 with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of April 13, 2001 approximated $306,000;
(b) the net sales proceeds of the balance of the Company's preferred stock investment in Pegasus that has been assigned to Wyoming; (c) approximately $500,000 of Kennecott Energy's discretionary investments in Pegasus pursuant to provisions of the agreements executed in March 2000; (d) potential investments in Pegasus from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company; (f) potential fees from licensing new K-Fuel facilities; (g) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; (g) potential contract revenues relating to the K-Fuel demonstration plant and laboratory; and (h) unsecured borrowings from one or more of its directors.


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

                  See Index to Consolidated Financial Statements at F-1

         (2) List of Financial Statement Schedules


                  None

         (3) Exhibits

  EXHIBIT
  NUMBER         DESCRIPTION
  -------        -------------------------------------------------------------


  3.1(1)         Restated Certificate of Incorporation of the Company
  3.2(1)         Certificate of Amendment to Certificate of Incorporation
                 of the Company
  3.3(5)         Second Amended and Restated Bylaws of the Company
  4.1(5)         Sample Common Stock Certificate
  4.2(9)         Indenture dated July 25, 1997 by and between the Company
                 and Colorado National Bank
  4.3(2)         Form of Warrant to Purchase Common Stock issued to
                 Placement Agents in connection with issuance of 6%
                 Convertible Debentures, due 2002
  4.4(11)        Company Stock Purchase Warrant dated June 19, 1997 and
                 Amendment No. 2 dated August 3, 1998 between the Company
                 and Peter G. Martin
  4.5(11)        Common Stock Purchase Warrant dated August 2, 1995 and
                 Amendment No. 1 dated August 3, 1998 between the Company
                 and Peter G. Martin
  4.6(11)        Common Stock Purchase Warrant dated November 15, 1996 and
                 Amendment No. 1 dated August 3, 1998 between the Company
                 and Innovative Research Associates, Inc.
  4.7(16)        Statement Respecting Rights of Series B Preferred Stock of
                 Pegasus Technologies, Inc.
  4.8(16)        Statement Respecting Rights of Series C Preferred Stock of
                 Pegasus Technologies, Inc.
  4.9(16)        Warrants to Purchase 1,000,000 Shares of KFx Inc. Common
                 Stock issued to Evergreen Resources, Inc. as of February
                 9, 2001
  4.10(16)       Registration Rights Agreement Between the Company and
                 Evergreen Resources, Inc. dated February 9, 2001
  4.11(16)       Warrants to Purchase 166,667 Shares of KFx Inc. Common
                 Stock issued to William H. Walker as of March 8, 2001
  4.12(16)       Registration Rights Agreement Between the Company and
                 William H. Walker dated March 8, 2001
  4.13(16)       Warrants to Purchase 66,667 Shares of KFx Inc. Common
                 Stock issued to Theodore Venners as of March 8, 2001
  4.14(16)       Registration Rights Agreement Between the Company and
                 Theodore Venners dated March 8, 2001
  4.15(16)       Warrants to Purchase 33,333 Shares of KFx Inc. Common
                 Stock issued to Mark S. Sexton as of April 10, 2001
  4.16(16)       Registration Rights Agreement Between the Company and Mark
                 S. Sexton dated April 10, 2001
  4.17(16)       Warrants to Purchase 1,300,000 Shares of KFx Inc. Common
                 Stock issued to Landrica Development Company as of May 1, 2000.
  4.18(16)       Registration Rights Agreement Between the Company and Landrica
                 Development Company dated May 1, 2000.
  10.1(1)        Amendments to Agreements between Theodore Venners, S.A.
                 Wilson, Koppelman Fuel Development Company, and the
                 Koppelman Group dated December 29, 1992
  10.2(1)        Assignment of U.S. Patents by K-Fuel Limited Partnership
                 to the Company dated July 23, 1993
  10.3(1)        Assignment of U.S. Trademark Registration by K-Fuel
                 Limited Partnership to the Company dated July 23, 1993
  10.4(1)        Royalty Agreement dated December 29, 1992 between the
                 Company and the Koppelman Group
  10.5(1)        Agreement dated December 19, 1991 among K-Fuel Partnership,
                 Edward Koppelman, K-Fuel Limited Partnership and KSA Inc.
  10.6(1)        Restricted Stock Plan for Directors and Selected Officers
                 dated December 16, 1993
  10.7(4)        Restricted Stock Plan for Selected Independent Contractors
                 dated February 16, 1994
  10.8(1)        Stock Option Plan dated December 16, 1993
  10.9(1)        Settlement Agreement dated December 14, 1992
  10.10(1)       Stock Exchange Agreement Dated December 14, 1992
  10.11(1)       Stipulation and Agreement dated February 28, 1994 between
                 Energy Brothers Technology, Inc., State of Wyoming, the
                 Company, Theodore Venners, Edward Koppelman and Energy
                 Brothers Holding, Inc.
  10.12(4)       Extension of Stock Forfeiture Agreement between Theodore
                 Venners and Rudolph G. Swenson; Joyce M. Goldman; David
                 Bretzlauf; Joseph M. Butler; R.C. Whitner; Hillari
                 Koppelman; Thomas D. Smart and Susan M. Thevenet; Charles
                 F. Vance
  10.13(3)       Common Stock Purchase Agreement dated July 27, 1995
                 between the Company and David H. Russell
  10.14(3)       Gross Royalty Share Agreement dated August 17, 1995
                 between the Company and Fort Union, Ltd.
  10.15(3)       Letter of Agreement dated August 15, 1995 between the
                 Company and Edward Koppelman
  10.16(3)       Assignment dated August 29, 1995 executed by Edward
                 Koppelman in favor of the Company
  10.17(3)       Notice of Termination dated August 16, 1995 between Edward
                 Koppelman and Energy Brothers Holding, Inc.
  10.18(5)       Letter Agreement dated February 28, 1995 between RCD
                 Development and the Company
  10.19(6)       Amended and Restated Heartland License Agreement between
                 Heartland Fuels Corporation and the Company dated April
                 19, 1996
  10.20(7)       Royalty Amendment Agreement dated June 3, 1996 between the
                 Company, Edward Koppelman and Theodore Venners
  10.21(8)       Amendment to Agreement between the Company and RCD
                 Development dated January 16, 1997
  10.22(10)      1998 Directors Nonqualified Stock Option Plan
  10.23(10)      1998 Advisory Committee Nonqualified Stock Option Plan
  10.24(10)      Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L. Patterson
  10.25(11)      Stock Purchase Agreement dated March 26, 1997 between the
                 Company and Theodore Venners
  10.26(11)**    Professional Installation Services Master Agreement dated
                 March 5, 1999, between Net Power Solutions, a subsidiary
                 of the Company, and the Energy Systems Group of Science
                 Applications International Corporation
  10.27(12)      1999 Stock Incentive Plan
  10.28(13)**    First Amended Limited Liability Company Agreement of
                 K-Fuel, L.L.C. dated June 29, 1999
  10.29(15)      Exchange Agreement dated August 27, 1999 between the
                 Company and AIW/P Holdings, Inc.
  10.30(15)      Transfer Agreement dated August 27, 1999 between the
                 Company and AIW/P Holdings, Inc.
  10.31(14)**    Common Stock and Series A Preferred Stock Purchase
                 Agreement among Pegasus Technologies, Inc., KFx Inc. and
                 Kennecott Energy Company dated March 3, 2000
  10.32(14)      Pegasus Technologies, Inc. Stockholders and Voting
                 Agreement dated March 3, 2000
  10.33(14)      Marketing Services Agreement dated March 3, 2000 among
                 Pegasus Technologies, Inc., Net Power Solutions, LLC,
                 KFuel LLC, KFx Inc. and Kennecott Energy Company
  10.34(16)      1996 Stock Option and Incentive Plan of KFx Inc.
  21.1(16)       Subsidiaries
  23.1*          Consent of Independent Accountants
  24.1(16)       Powers of Attorney






  ----------------------------------------------------------------------------


*    Filed herewith.
** Certain portions of this Exhibit were omitted based upon a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission.
(1) Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994 as an exhibit to the Company's Form 10-SB and incorporated herein by reference.
(2) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated August 22, 1997 and incorporated herein by reference.
(3)  Document previously filed with the U.S. Securities and Exchange
     Commission with the Company's Registration Statement on Form SB-2
     (File No. 33-97418) and incorporated herein by reference.
(4)  Document previously filed with the U.S. Securities and Exchange
     Commission with the Company's Registration Statement on Form SB-2
     (File No. 33-90128) and incorporated herein by reference.
(5) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.
(6) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.
(7) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(8) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(9) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(10) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(11) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(12) Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company's Proxy Statement on Schedule 14A and incorporated herein by reference.
(13) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated June 29, 1999 and incorporated herein by reference.
(14) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated March 7, 2000 and incorporated herein by reference.
(15) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated August 27, 1999 and incorporated herein by reference.
(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed on April 17, 2001.



    (b)  Reports on Form 8-K


    No reports on Form 8-K were filed in the quarter ended December 31, 2000.




SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date: June 1, 2001                  KFX INC.




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










   SIGNATURE                              TITLE
   DATE
   ---------                              -----



     /s/Theodore Venners
     -----------------------------
     Theodore Venners                    Chairman of the Board of Directors,
     June 1, 2001
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)
     /s/Seth L. Patterson
     -----------------------------
     Seth L. Patterson                   Executive Vice President and
     June 1 , 2001
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)
                 *
     -----------------------------
     Stanford M. Adelstein               Director
     June 1 , 2001


                 *
     -----------------------------
     Vincent N. Cook                     Director
     June 1 , 2001


                 *
     -----------------------------
     Gary Nicholson                      Director
     June 1 , 2001


                 *
     -----------------------------
     Jack C. Pester                      Director
     June 1 , 2001


                 *
     -----------------------------
     David H. Russell                    Director
     June 1 , 2001



                 *
     -----------------------------
     Mark S. Sexton                      Director
     June 1 , 2001


                 *
     -----------------------------
     Stanley G. Tate                     Director
     June 1 , 2001


        * POWER OF ATTORNEY


     By: /s/ Theodore Venners
     -----------------------------
     Theodore Venners                    Director
     June 1 , 2001



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


     Consolidated Statements of Cash Flows........................         F-6


     Notes to Consolidated Financial Statements................... F-8 to F-29




                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of KFx Inc.


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of KFx Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Denver, Colorado
April 13, 2001




                                    KFX INC.


                           CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                             2000                1999
                                                                             ----                ----
ASSETS
Current assets


     Cash and cash equivalents.........................................     $348,955            $654,429
     Trade accounts receivable.........................................      351,909             606,326
     Unbilled revenue..................................................      118,103              66,994
     Other receivables.................................................      224,853              24,252
     Prepaid expenses..................................................       34,459              69,715
     Deferred job costs................................................      216,152             183,750
                                                                           -----------         -----------
          Total current assets.........................................    1,294,431           1,605,466
Property, plant and equipment, net of accumulated depreciation.........    1,360,430           2,258,426
Patents, net of accumulated amortization...............................    1,951,567           2,297,708
Investment in and advances to KFx Fuel Partners, L.P. .................           --           1,527,048
Investment in K-Fuel, L.L.C. ...........................................     694,135           1,171,585
Investment in Charco Redondo, L.L.C. ..................................           --             629,238
Goodwill, net of accumulated amortization..............................    1,817,731           2,298,250
Debt issue costs, net of accumulated amortization......................      679,046           1,246,565
Prepaid royalty........................................................      498,000             498,000
Other assets...........................................................      176,030             735,709
                                                                          -----------         -----------
TOTAL ASSETS                                                              $8,471,370         $14,267,995
                                                                         ==============      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable..................................................   $1,817,533         $   551,193
     Accrued expenses..................................................      625,523             308,102
     Interest payable..................................................      458,265             543,068
     Liability to issue stock and warrants.............................      134,458           2,200,000
     Deferred sale of Pegasus Technologies Inc. common stock...........    1,000,000                  --
     Deferred revenue..................................................      523,552             985,858
     Short-term notes payable to directors ............................      827,551                  --
     Current maturity of long-term debt................................      873,476             891,167
                                                                          -----------         -----------
          Total current liabilities....................................    6,260,358           5,479,388
Deferred income........................................................      499,309           1,000,000
Deferred revenue.......................................................      200,000                  --
Long-term debt, less current maturities................................      331,150             484,625
Convertible debentures.................................................   16,339,444          17,000,000
                                                                          -----------         -----------
          Total liabilities............................................   23,630,261          23,964,013
                                                                          -----------         -----------
Commitments and contingencies (Note 15)
Minority interest......................................................    2,275,040                  --
                                                                         ------------      --------------
Stockholders' deficit
      Preferred stock, $.001 par value, 20,000,000 shares authorized;
        none issued                                                               --                  --
     Common stock, $.001 par value, 80,000,000 shares authorized;
        25,196,280 and 24,482,240 shares issued and outstanding,
        respectively...................................................       25,196              24,482
     Additional paid-in capital........................................   53,632,177          49,080,632
     Accumulated deficit...............................................  (71,091,304)        (58,801,132)
                                                                          -----------         -----------
          Total stockholders' deficit..................................  (17,433,931)         (9,696,018)
                                                                          -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT............................$   8,471,370     $    14,267,995

                                                                       ===============     ===============

                                    The accompanying notes are an integral part of these
                                             consolidated financial statements.







                                    KFX INC.


                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                            2000           1999              1998
                                                                            ----           ----              ----
OPERATING REVENUES


Pegasus software licenses and services............................... $ 1,894,994    $ 1,536,884        $ 1,328,491
K-Fuel demonstration plant and laboratory contract revenue...........     229,776        313,916            892,094
K-Fuel license fee...................................................          --      1,000,000                 -
                                                                      -----------    -----------        -----------
     Total operating revenues........................................   2,124,770      2,850,800          2,220,585
                                                                      -----------    -----------        -----------
OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services.......................   1,775,780      1,181,321            755,281
K-Fuel demonstration plant and laboratory............................     781,488        414,246            888,616
K-Fuel royalty.......................................................          --        250,000                 --
Marketing, general and administrative................................   5,123,026      5,394,970          4,146,797
Pegasus research and development.....................................     614,410        335,766            138,335
Depreciation and amortization........................................   2,828,471      2,751,539          2,710,570
                                                                      -----------    -----------        -----------
     Total operating costs and expenses..............................  11,123,175     10,327,842          8,639,599
                                                                      -----------    -----------        -----------
OPERATING LOSS.......................................................  (8,998,405)    (7,477,042)        (6,419,014)
Interest and other income............................................     (11,381)       347,459            667,702
Interest expense (including accretion of debenture premium)..........  (2,655,628)    (1,160,098)        (1,159,925)
Equity in income (loss) of unconsolidated affiliates.................       4,242       (440,746)          (573,080)
Impairment losses....................................................    (629,000)
     (4,000,000)                --
Gain of sale of mine.................................................          --             --            700,500
                                                                      -----------    -----------        -----------

NET LOSS............................................................$ (12,290,172)$  (12,730,427)   $   (6,783,817)
                                                                   ---------------  ---------------   ---------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                         $        (.49)$         (.53)   $         (.28)
                                                                   --------------   ----------------   ---------------

Weighted average common shares outstanding..........................   24,908,000     24,137,000        23,931,000
                                                                   ===============  ================   ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.





                                    KFX INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                   Additional
                                                                   Common        Stock             Paid-in          Accumulated
                                                                   Shares        Amount            Capital            Deficit
                                                                   ------        ------            -------            -------


  Balance, December 31, 1997............................         $23,926,040    $23,926        $47,758,843       $(39,286,888)
  Warrants and options issued for services..............                  --         --            196,000                 --
  Options issued in connection with acquisition (Note 2)                  --         --            253,750                 --
  Stock issued for services.............................              25,700         26             96,349                 --
  Net loss..............................................                  --         --                 --         (6,783,817)
                                                                -------------   -------------  ---------------   ---------------
  Balance, December 31, 1998............................          23,951,740     23,952         48,304,942        (46,070,705)
  Stock issued in connection with acquisition (Note 2)..             527,000        527            762,569                 --
  Stock issued for services.............................               3,500          3             13,121                 --
  Net loss..............................................                  --         --                 --        (12,730,427)
                                                                -------------   -------------  ---------------   --------------
  Balance, December 31, 1999............................          24,482,240     24,482         49,080,632        (58,801,132)
  Stock issued for converted debentures (Note 11)......              520,540        521          1,902,587                 --
  Issuance of warrants (Note 6).........................                  --         --          2,200,000                 --
  Stock issued for services.............................             113,500        113            283,038                 --
  Stock issued in connection with acquisition (Note 2)..              80,000         80            165,920                 --
  Net loss..............................................                  --         --                 --        (12,290,172)
                                                               -------------    -------------  ---------------   ---------------
  Balance, December 31, 2000............................          25,196,280    $25,196    $    53,632,177    $   (71,091,304)
                                                               =============    =============  ===============   ===============


  The accompanying notes are an integral part of these consolidated financial statements.




                                    KFX INC.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                                ----------------------
                                                                                2000             1999                1998
                                                                                ----             ----                ----
OPERATING ACTIVITIES
   Net loss.............................................................. $(12,290,172)      $  (12,730,427)      $  (6,783,817)
   Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization..................................    2,828,471            2,751,539           2,710,570
          Impairment losses..............................................      629,000            4,000,000                  --
          Gain on sale of mine...........................................           --                   --            (700,500)
          Equity in (income) loss of unconsolidated affiliates...........       (4,242)             440,746             573,080
          Accretion of debenture premium.................................    1,361,893                   --                  --
          Amortization of debt discount..................................      192,591                   --                  --
          Common stock issued for services...............................      283,151               13,124             292,375
          Other, net.....................................................      505,000                   --             (81,070)
   Changes in operating assets and liabilities:
          Accounts receivable, unbilled revenue, and deferred job costs..      (29,695)             870,355            (482,823)
          Deferred revenue...............................................     (262,306)                  --                  --
          Due to related parties.........................................           --             (471,504)            (41,131)
          Accounts payable and accrued expenses..........................    1,718,219              362,616             (92,493)
          Interest payable...............................................      (84,803)              90,352              86,649
          Deferred income................................................           --            1,000,000                  --
          Other..........................................................        2,076              215,122            (122,898)
                                                                          ---------------      ---------------      --------------
Cash used in operating activities........................................   (5,150,817)          (3,458,077)         (4,642,058)
                                                                          ---------------      ---------------      --------------
INVESTING ACTIVITIES
   Acquisition of Pegasus Technologies, Limited..........................           --                   --          (1,610,657)
   Patent acquisition and pending patent applications....................     (294,623)            (207,183)           (269,016)
   Deferred sale of subsidiary stock.....................................    1,000,000                   --                  --
   Investments in equity and cost basis investees........................           --           (1,000,000)           (943,297}
   Purchases of property and equipment...................................      (65,915)            (111,095)           (302,075)
   Proceeds from sale of investment in KFx Fuel Partners LP                  1,527,048                   --                  --
   Other.................................................................           --                   --            (701,878)
                                                                          ---------------      ---------------      --------------
Cash provided by (used in) investing activities..........................    2,166,510           (1,318,278)         (3,826,923)
                                                                          ---------------      ---------------      --------------
FINANCING ACTIVITIES
   Issuance of preferred stock in subsidiary.............................    2,000,000                   --                  --
   Proceeds from issuance of notes payable...............................                                --             115,000
   Proceeds of short term notes payable issued to directors..............    1,550,000                   --                  --
   Repayment of short term notes payable to directors ...................     (700,000)                  --                  --
   Payments on notes payable.............................................     (171,167)            (219,208)            (74,800)

                                                                          ---------------      ---------------      --------------
Cash provided by (used in) financing activities..........................    2,678,833             (219,208)             40,200
                                                                          ---------------      ---------------      --------------
Decrease in cash and cash equivalents....................................     (305,474)          (4,995,563)         (8,428,781)
Cash and cash equivalents, beginning of period...........................      654,429            5,649,992          14,078,773
                                                                          ---------------      ---------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $348,955       $      654,429       $   5,649,992
                                                                          ---------------      ---------------      --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest.................................................     $1,186,162       $    1,148,037       $   1,130,437

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


    In 1998, through the acquisition of a controlling interest in Pegasus, the Company added NeuSIGHT(TM) ("NeuSIGHT") to its solutions. NeuSIGHT is the leading combustion optimization product for coal- fired electric utility boilers, which, in addition to improving boiler efficiency, reduces NOX emissions. NeuSIGHT is a neural network-based (i.e., artificial intelligence) software technology. Pegasus developed NeuSIGHT and continues to enhance NeuSIGHT, develop related products and market NeuSIGHT licenses and related implementation services.



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

    Where services are essential to the functionality of the delivered software, the license fee and services revenue is generally recognized using the percentage-of- completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in costs, estimated costs and other factors that may lead to a change in the original estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the periods in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of fixed price contracts and all such amounts are expected to be billed in accordance with performance milestones specified in the contract with the client and collected within twelve months. Deferred job costs represent up-front hardware costs incurred that will be amortized to expense over the term of related revenue recognition.

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

K-Fuel Revenue

    The Company recognizes revenue from K-Fuel licenses, when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable and collectibility is reasonably assured. Fees from contract services are recognized as the services are performed.


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


Comprehensive Income


    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2000, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income.



Advertising


    The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were $43,622, $39,934 and $43,764, respectively.



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


NOTE 3. PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment consisted of the following:

                                                         December 31,
                                                     2000            1999
                                                     ----            ----
 Demonstration plant....................   $   10,854,375     $10,854,375
 Office, computer equipment and other...          970,014         837,800
 Total..................................       11,824,389      11,692,175
                                           --------------     -------------
 Less accumulated depreciation..........      (10,463,959)     (9,433,749)
                                           --------------     -------------
 Net Book Value.........................   $    1,360,430     $2,258,426
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


NOTE 4. PATENTS

    Patents consisted of the following:

                                                       December 31,
                                                       ------------
                                                  2000             1999
                                                  ----             ----

 Series "A" and "B" patents...............     $ 9,052,446        $9,052,446
 Series "C" patents.......................       1,485,298         1,429,404
 Domestic and foreign patents--pending....         626,567           434,993
 Other....................................          90,000            90,000
                                               -----------       -----------
                                                11,254,312        11,006,843
 Less accumulated amortization............      (9,302,745)       (8,709,135)
                                               -----------        -----------
                                               $ 1,951,567        $2,297,708
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


    The Company recognized income of $4,242, $11,618 and expense of $162,925 for its equity share of the marketing, general and administrative expenses and interest income of K-Fuel, LLC for 2000, 1999, and 1998 respectively. The Company's investment in K-Fuel, LLC at December 31, 2000 was approximately $694,000.


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



NOTE 6. THERMO ECOTEK CORPORATION AND KFx FUEL PARTNERS, L.P.


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


NOTE 9. NOTES PAYABLE TO DIRECTORS


KFx

    During 2000, KFx borrowed a total of $650,000 from two of its directors, $400,000 of which was repaid during 2000. At December 31, 2000, notes payable to directors include unsecured notes consisting of (a) a $100,000 note payable to the Chairman, due on demand and bearing interest at the prime rate plus 2% (11.5 % at December 31, 2000) and (b) a $150,000 note payable to another director, bearing interest at 11.5%, due April 30, 2001 and personally guaranteed by the Company's Chairman. The note payable to the Chairman was repaid subsequent to year end in connection with the Chairman's purchase of a portion of the Company's Pegasus Preferred Stock; see also Note 18.


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


NOTE 10. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                       December 31,
                                                                       ------------
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

    The following table summarizes the Company's stock option activity for the three-year period ending December 31, 2000:


                                             Option Activity             Options Exercisable
                                             ---------------             -------------------
                                                         Weighted                       Weighted
                                                         Average                        Average
                                                      Exercise Price                 Exercise Price
                                           Total        Per Share          Total        Per Share
                                           -----        ---------          -----        ---------
      Balance 12-31-97.............       2,862,500       $ 4.80          1,637,100    $ 4.67
      Granted......................       1,310,000       $ 4.05
      Expired and cancelled........        (300,500)      $ 6.87
                                        ------------
      Balance 12-31-98.............       3,872,000       $ 4.38          2,273,000    $ 4.42
      Granted......................          71,000       $ 3.75
      Expired and cancelled........        (380,000)      $ 4.31
                                        ------------
      Balance 12-31-99.............       3,563,000       $ 4.38          2,606,000    $ 4.32
      Expired and cancelled........        (275,000)      $ 5.07
                                        ------------
      Balance 12-31-00.............       3,288,000       $ 4.33          2,684,000    $ 4.39
                                        ------------





 Stock options outstanding and exercisable as of December 31, 2000 are summarized below:


                         Options Outstanding                                 Options Exercisable
                      -------------------------                              -------------------
                                             Weighted
                                             Average                                     Weighted
                                            Remaining         Weighted                   Average
           Range of          Number of     Contractual        Average        Number of   Exercise
        Exercise Prices        Shares      Life (Years)    Exercise Price     Shares      Price
        ---------------      ---------     ------------    --------------    ---------   --------
          $7.14-$7.39          260,000        2.5             $ 7.38          210,000    $ 7.38
          3.75 - 5.38        2,678,000        4.3             $ 4.27        2,124,000    $ 4.41
                 2.50          350,000        4.5             $ 2.50          350,000    $ 2.50
                               -------                                        -------
          $2.50-$7.39        3,288,000        4.2             $ 4.33        2,684,000    $ 4.39
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


NOTE 14. WARRANTS TO PURCHASE COMMON STOCK


    Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. The following table summarizes the outstanding warrants as of December 31, 2000, all of which are fully exercisable as of that date:




                                     Number       Exercise
                       Type of         of           Price
                     Transaction     Shares       Per Share    Expiration
                     -----------     ------       ---------    ----------

 Granted in 1997       Services       453,333    $5.00            2002
 Granted in 1998       Services       230,000    $3.75-$4.38      2001
 Granted in 2000         Other      1,300,000    $3.65            2005
                                   -----------
         Total                      1,983,333


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


NOTE 16. INCOME TAXES

    The Company's operations are principally domestic, with income taxable at the federal statutory rate of 34 percent plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:









                                                                     2000              1999
                                                                     ----              ----
Gross deferred tax assets:


     Loss (NOL) carryforwards...........................        $17,540,000      $   13,550,000
     Depreciation and amortization......................          1,286,000             956,000
     Deferred compensation..............................             40,000             473,000
     Warrants and accrued liabilities...................            871,000             821,000
     Other..............................................          1,270,000             716,000
                                                                ---------------      ---------------
          Gross deferred tax assets.....................         21,007,000          16,516,000
          Deferred tax assets valuation allowance.......        (21,007,000)        (16,516,000)
                                                                ---------------      ---------------
               Net deferred tax assets..................        $--      $           --
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

    The Company's total provision for income taxes in 2000, 1999 and 1998 were different from the amount expected by applying the statutory federal income tax rate to the net loss. The approximate differences are as follows:




                                                               2000              1999          1998
                                                               ----              ----          ----
    Expected tax benefit on loss before income taxes     $  (4,179,000)     $(4,328,000)   $ (2,306,000)
    Expected state tax benefit, net...................        (406,000)        (420,000)       (220,000)
    Non-deductible items..............................          94,000           40,000          42,000
    Increase in valuation allowance...................       4,491,000        4,626,000       2,507,000
    Other.............................................              --           82,000         (23,000)
                                                         -------------      --------------  --------------
         Total income tax benefit.....................   $          --      $         --   $          --
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

    The following tables present information about revenues, certain income and expense categories, net loss, cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of December 31, 2000 and 1999 and for the years then ended:









                                                                           Reconciling
                  2000                      Pegasus          K-Fuel          Items(a)   Consolidated
                  ----                      -------          ------          --------   ------------

  Operating Revenues                     $    1,894,994          229,776                        2,124,770
                                         --------------          -------                        ---------
  Operating Costs
     Cost of sales                            1,775,780                                         1,775,780
     Marketing, general and
     administrative                           2,890,455           41,970        2,190,601       5,123,026
     Depreciation and amortization              745,643        1,623,277          459,551       2,828,471
     Other                                      614,410          781,488                        1,395,898
                                         --------------   --------------   --------------   --------------
  Total Operating Costs                       6,026,288        2,446,735        2,650,152       11,123,175
                                         --------------   --------------   --------------   --------------
  Operating Loss                             (4,131,294)      (2,216,959)      (2,650,152)     (8,998,405)
  Interest expense                             (294,616)                       (2,361,012)     (2,655,628)
  Equity in income of affiliates                                                    4,242           4,242
  Loss on impairment of investment                                               (629,000)       (629,000)
  Interest income                                 7,012                             1,725           8,737
  Other income (expense)                                         (18,816)          (1,302)        (20,118)
                                         --------------  ---------------  --------------- ---------------
  Net Loss                               $   (4,418,898) $    (2,235,775)  $(5,635,499)    $  (12,290,172)
                                         =============== ================ =============== =================
  Cash Used in Operating Activities      $   (2,360,227) $       (55,047)  $(2,735,543)    $   (5,150,817)
                                         =============== ================ =============== =================
  Capital Expenditures                   $      (46,599) $           --    $   (19,316)    $      (65,915)
                                         =============== ================ =============== =================
  Investment in equity method
  subsidiaries                           $           --  $       694,135   $     --        $      694,135
                                        =============== ================  =============== =================
  Total Assets                           $    3,242,295  $     3,278,160   $ 1,950,915     $    8,471,370
                                         =============== ================ =============== =================
                  1999
                  ----
  Operating Revenues                     $    1,536,884  $     1,313,916                   $    2,850,800
                                         --------------  --------------                     --------------
  Operating Costs
     Cost of sales                            1,181,321                                         1,181,321
     Marketing, general and
     administrative                           2,669,818           77,098   $ 2,648,054          5,394,970
     Depreciation and amortization              616,563        1,627,657       507,319          2,751,539
     Other                                      335,766          664,246                        1,000,012
                                         --------------- ---------------  --------------- -----------------
  Total Operating Costs                       4,803,468        2,369,001     3,155,373         10,327,842
                                         --------------- ---------------  --------------- -----------------

  Operating Loss                             (3,266,584)      (1,055,085)   (3,155,373)        (7,477,042)
  Interest expense                             (259,097)                      (901,001)        (1,160,098)
  Equity in loss of affiliates                                  (440,746)                        (440,746)
  Loss on impairment of investment                            (4,000,000)                      (4,000,000)
  Interest income                                                              124,402            124,402
  Other income (expense)                                                       223,057            223,057
                                         --------------- ---------------  --------------- -----------------
  Net Loss                               $   (3,525,681) $    (5,495,831)  $(3,708,915)    $  (12,730,427)
                                         =============== ================ =============== =================
  Cash Used in Operating Activities      $   (1,951,640) $     1,495,898   $(3,002,335)    $   (3,458,077)
                                         =============== ================ =============== =================
  Capital Expenditures                   $      (96,365) $       (14,730)  $--             $     (111,095)
                                         =============== ================ =============== =================
  Investment in Equity Method
  Subsidiaries                           $           --  $     3,327,871   $--             $    3,327,871
                                         --------------- ---------------  --------------- -----------------
  Total Assets                           $    3,457,574  $     9,052,687   $ 1,757,734     $   14,267,995
                                         =============== ================ =============== =================
                  1998
  Operating Revenues                     $    1,328,491  $       892,094                   $    2,220,585
                                         --------------- ---------------  --------------- -----------------

  Operating Costs
     Cost of sales                              755,281                                           755,281
     Marketing, general and
     administrative                           1,224,910           50,312   $ 2,871,575          4,146,797
     Depreciation and amortization              444,003        1,627,267       639,300          2,710,570
     Other                                      138,335          888,616                        1,026,951
                                         --------------- ---------------  --------------- -----------------
  Total Operating Costs                       2,562,529        2,566,195     3,510,875         8,639,599
                                         --------------- ---------------  --------------- -----------------

  Operating Loss                             (1,234,038)      (1,674,101)   (3,510,875)       (6,419,014)
  Interest expense                              (22,401)                    (1,137,524)       (1,159,925)
  Equity in loss of affiliates                                  (573,080)                       (573,080)
  Interest income                                                              495,967           495,967
  Other income (expense)                                         872,235                         872,235
                                         --------------- ---------------  --------------- -----------------
  Net Loss                               $   (1,256,439)    $ (1,374,946)   $(4,152,432)  $   (6,783,817)
                                         =============== ================ =============== =================
  Cash Used in Operating Activities      $   (1,693,259)    $    (22,059)   $(2,926,740)  $   (4,642,058)
                                         =============== ================ =============== =================
  Capital Expenditures                   $     (115,955)    $   (186,120)   $        --   $     (302,075)
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


NOTE 18. SUBSEQUENT EVENTS

    On February 9, 2001, KFx closed a transaction with Evergreen Resources, Inc. ("Evergreen") under which KFx sold to Evergreen a portion of its Pegasus Preferred Stock investment in Pegasus, representing an approximate 8.8% as converted interest in Pegasus, for $1,500,000. KFx is obligated to repurchase this preferred stock for $2,000,000 plus 6% of the repurchase price per annum on January 31, 2002, or earlier upon the occurrence of certain events, such as a change in control. Under certain elections available to Evergreen to purchase from KFx an additional interest in Pegasus, Evergreen can elect to defer the repurchase date to January 31, 2003. In certain circumstances, Evergreen can elect to exchange its interest in Pegasus, valued at $2,000,000 plus 6% per annum, and any subsequently acquired interest in Pegasus, for common stock of KFx at $3.65 per share, subject to certain adjustments. In addition, Evergreen was provided with a five-year warrant to purchase 1,000,000 shares of KFx common stock at $3.65 per share, subject to certain adjustments. Evergreen's Chairman is a member of the Board of Directors of KFx.

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

    Subsequent to December 31, 2000 through April 13, 2001, Kennecott Energy has exercised it rights to purchase $500,000 of additional Pegasus Preferred Stock. As a result of these additional investments of Kennecott Energy in Pegasus Preferred Stock through April 13, 2001 and KFx's sale of a portion of its Pegasus Preferred Stock through April 12, 2001 to Evergreen and other private investors, the ownership of Pegasus at April 12, 2001 is approximately as follows: KFx-57.9%, Pegasus founders--16.0%, Kennecott Energy-14.9%, Evergreen Resources, Inc.--8.8% and other private investors--2.4%.

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