Form 10-Q
period 2001-06-30
KFX INC
filed 2001-08-14
CIK 912365

===============================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                 FORM 10-Q

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 10, 2001 there were 26,745,505 shares of the Registrant's common stock, $.001 par value, outstanding.


                                  KFX INC.
                         FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                             TABLE OF CONTENTS

                                                                      PAGE NO.
 PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Balance Sheets - June 30, 2001
            and December 31, 2000 (Unaudited).....................        3
          Consolidated Statements of Operations - Three Months
            Ended June 30, 2001 and 2000 (Unaudited)..............        4
          Consolidated Statements of Operations - Six Months Ended
            June 30, 2001 and 2000 (Unaudited)....................        5
          Consolidated Statements of Cash Flows - Six Months Ended
            June 30, 2001 and 2000 (Unaudited)....................        6
          Notes to Consolidated Financial Statements (Unaudited)..        8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.........................................        15

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK..................................        19

 PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS..................................        20

      ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS..........        21

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.        21

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................        22

 SIGNATURES.......................................................        23




                                  KFX INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                              UNAUDITED
                                                                         JUNE         DECEMBER
                                                                       30, 2001       31, 2000
                                                                 -----------------  -------------
   ASSETS
   Current assets

        Cash and cash equivalents .............................  $        392,496     $     348,955
        Trade accounts receivable..............................           685,959           351,909
        Unbilled revenue.......................................            95,284           118,103
        Other receivables......................................           292,743           224,853
        Prepaid expenses.......................................            33,161            34,459
        Deferred job costs.....................................           476,122           216,152
                                                                    --------------      -------------
         Total current assets..................................         1,975,765         1,294,431
   Property, plant and equipment, net..........................           825,747         1,360,430
   Patents, net................................................         1,772,341         1,951,567
   Investment in K-Fuel, LLC...................................           555,924           694,135
   Goodwill, net...............................................         1,477,874         1,817,731
   Debt issue costs, net.......................................           432,089           679,046
   Prepaid royalty.............................................           498,000           498,000
   Other assets................................................           169,054           176,030
                                                                    --------------      -------------
    TOTAL ASSETS................................................        7,706,794      $  8,471,370
                                                                    ==============      =============

   LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities
         Accounts payable ......................................        2,029,221      $  1,817,533
        Accrued expenses ......................................           559,331           625,523
        Interest payable.......................................           491,284           458,265
        Liability to issue stock and warrants..................            23,810           134,458
        Deferred sale of Pegasus common
            stock .............................................              --           1,000,000
        Deferred revenue.......................................         1,216,863           523,552
        Short term notes payable to directors..................         1,050,000           827,551
        Obligations to repurchase Pegasus preferred stock, net          1,148,279                -
        Current maturities of long-term debt...................           733,294           873,476
                                                                    --------------      -------------
            Total current liabilities..........................         7,252,082         6,260,358
   Deferred income.............................................           358,088           499,309
   Deferred revenue, less current portion......................           364,403           200,000
   Long-term debt, less current maturities.....................           160,000           331,150
   Convertible debentures......................................        15,162,526        16,339,444
                                                                    --------------      -------------
            Total liabilities..................................        23,297,099        23,630,261
                                                                    --------------      -------------
   Minority interest...........................................         4,094,738         2,275,040
                                                                    --------------      -------------
   Stockholders' deficit
       Preferred stock, $.001 par value, 20,000,000 shares
           authorized; none issued.............................                --               --
        Common stock, $.001 par value, 80,000,000 shares
           authorized; and 25,710,505 and 25,196,280 shares
           issued and outstanding..............................            25,710            25,196
   Additional paid-in capital..................................        57,200,768        53,632,177
   Accumulated deficit.........................................       (76,911,521)      (71,091,304)

            Total stockholders' deficit........................       (19,685,043)      (17,433,931)
                                                                    --------------      -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................         7,706,794      $  8,471,370


                The accompanying notes are an integral part
                 of these consolidated financial statement


                                  KFX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     UNAUDITED
                                                                            THREE MONTHS ENDED JUNE 30,
                                                                              2001                    2000
                                                                        ----------------          -------------
   OPERATING REVENUES
   Pegasus software licenses and services....................           $      529,004            $    760,554
   K-Fuel demonstration plant and laboratory contract revenue                      --                   99,976
                                                                        ----------------          -------------
        Total operating revenues.............................                  529,004                 860,530
                                                                        ----------------          -------------

   OPERATING COSTS & EXPENSES
   Costs of Pegasus software licenses and services...........                  379,244                 425,041
   Marketing, general and administrative expenses............                1,085,600               1,291,116
   Pegasus software research and development.................                  212,121                 144,590
   K-Fuel demonstration plant and laboratory ................                   36,376                  90,653
   Depreciation and amortization.............................                  662,663                 706,091
                                                                        ----------------          -------------

        Total operating costs and expenses...................                2,376,004               2,657,491
                                                                        ----------------          -------------

   OPERATING LOSS............................................               (1,847,000)             (1,796,961)

   Interest and other income (expense).......................                  (12,189)                (39,947)
   Interest expense (including accrual of maturity premiums).               (1,144,744)             (1,268,494)
   Equity in income of unconsolidated affiliates.............                      438                  55,887
                                                                        ----------------          -------------
   NET LOSS..................................................             $ (3,003,495)            $(3,049,515)
                                                                        ================          =============

   BASIC AND DILUTED NET LOSS PER COMMON SHARE...............             $       (.12)            $      (.12)
                                                                        ================          =============

   Weighted-average common shares outstanding................               25,389,000              24,940,000
                                                                         ===============          =============

                The accompanying notes are an integral part
                 of these consolidated financial statements



                                  KFX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       UNAUDITED
                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                2001                  2000
                                                                        ----------------          -------------
   OPERATING REVENUES
   Pegasus software licenses and services....................           $      776,954            $    1,226,192
   K-Fuel demonstration plant and laboratory contract revenue                      --                     99,976
                                                                        ----------------          --------------
        Total operating revenues.............................                  776,954                 1,326,168
                                                                        ----------------          --------------

   OPERATING COSTS & EXPENSES
   Costs of Pegasus software licenses and services...........                  608,764                   798,291
   Marketing, general and administrative expenses............                2,239,440                 2,488,696
   Pegasus software research and development.................                  352,857                   265,833
   K-Fuel demonstration plant and laboratory operations......                   89,778                   176,760
   Depreciation and amortization.............................                1,377,188                 1,422,163
                                                                        ----------------          --------------
        Total operating costs and expenses...................                4,668,027                 5,151,743
                                                                        ----------------          --------------

   OPERATING LOSS............................................               (3,891,073)               (3,825,575)


   Interest and other income (expense).......................                  (37,923)                  (38,294)

   Interest expense (including accrual of maturity premiums).               (1,894,229)               (1,554,631)
   Equity in income of unconsolidated affiliates.............                    3,009                    46,230
                                                                        ----------------          --------------
   NET LOSS..................................................            $  (5,820,216)           $   (5,372,270)
                                                                        ================          ==============

   BASIC AND DILUTED NET LOSS PER COMMON SHARE...............            $        (.23)           $         (.22)
                                                                        ================          ==============

   Weighted-average common shares outstanding................               25,336,000                24,747,000
                                                                        ================          ==============



                The accompanying notes are an integral part
                 of these consolidated financial statements



                                  KFX INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    UNAUDITED
                                                                             SIX MONTHS ENDED JUNE 30,
                                                                               2001                    2000
                                                                        ----------------          --------------
OPERATING ACTIVITIES
     Net loss................................................             $(5,820,216)             $(5,372,270)
     Adjustments to reconcile net loss to cash
       used in operating activities
            Depreciation and amortization....................               1,377,188                1,422,163
            Equity in loss of unconsolidated affiliates......                  (3,009)                 (46,230)
            Accrual of maturity  premiums and  amortization of
debt discount................................................               1,265,327                1,000,000
            Common stock granted for services................                 247,135                   --
            Other............................................                  69,698                   --
     Changes in operating assets and liabilities:
         Accounts receivable, unbilled revenue
          and deferred job costs.............................                (639,092)                  19,947
         Deferred revenue....................................                 857,714                 (256,727)
         Accounts payable and accrued expenses...............                 145,493                  722,608
         Interest payable....................................                  33,019                 (103,598)
         Other assets........................................                   6,899                   19,118
                                                                        ----------------          --------------
Cash used in operating activities............................              (2,459,844)              (2,594,989)
                                                                        ----------------          --------------
INVESTING ACTIVITIES
     Purchases of equipment..................................                 (60,721)                 (35,381)
     Pending patent applications.............................                 (46,893)                (107,644)
     Deferred sale of subsidiary stock.......................                      --                1,000,000
     Cash recovery of investment in KFx Fuel Partners LP.....                      --                  200,000
                                                                        ----------------          --------------
Cash (used in) provided by investing activities..............                (107,614)               1,056,975
                                                                        ----------------          --------------
FINANCING ACTIVITIES
     Issuance of preferred stock in subsidiary...............                 750,000                1,000,000
     Proceeds from sale of Pegasus preferred stock...........               1,972,331                        -
     Short term note issued to director......................                 300,000                  550,000
     Payments on note payable to director....................                (100,000)
     Payments on notes payable...............................                (311,332)                (546,167)
                                                                        ----------------          --------------
Cash provided by financing activities........................                2,610,999               1,003,833
                                                                        ----------------          --------------
Increase (decrease) in cash and cash equivalents.............                   43,541                (534,181)
Cash and cash equivalents, beginning of period...............                  348,955                 654,429
                                                                        ----------------          --------------
Cash and cash equivalents, end of period.....................             $    392,496           $     120,248
                                                                        ================          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest..................................             $     624,165          $     658,114
                                                                        ================          ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Six Months Ended June 30, 2001:

    The Company issued 174,500 shares of stock in exchange for consulting services during the six months and to satisfy an obligation at December 31, 2000; a total of approximately $358,000 was charged to expense and to reduce a corresponding liability. In connection with the sales of Pegasus preferred stock, subject to KFx's obligation to repurchase, a debt discount of $1,780,256 was recorded, which is being amortized to interest expense over the one-year term of the repurchase obligation. On March 3, 2001, Kennecott Energy's put option relative to its Pegasus common stock expired, accordingly, the $1,000,000 sales price has been included in minority interest as of June 30, 2001. Convertible Debentures with a face value of $1,240,000 were converted, under the stated terms of $3.65 per share, into 339,726 shares of the Company's common stock resulting in an addition to stockholders' equity approximating $1,206,130, net of a pro rata portion of unamortized debt issue costs. Warrants to purchase 285,000 shares of Pegasus common stock were issued in the second quarter of 2001, resulting in debt discount of $102,348, which was recognized as interest expense on the issuance date.

Six Months Ended June 30, 2000:

    Convertible Debentures with a face value of $1,750,000 were converted, under the stated terms of $3.65 per share, into 479,445 shares of the Company's common stock resulting in an addition to stockholders' equity approximating $1,637,000, net of a pro rata portion of unamortized debt issue costs. Warrants valued at $2,200,000 to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, were issued in the second quarter of 2000; see Note 3.


                                  KFX INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)


NOTE 1.      BASIS OF PRESENTATION

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $12,290,000, $12,730,000 and $6,784,000 and negative cash flow from operations of $5,151,000, $3,458,000 and $4,642,000 in the years ended December 31, 2000, 1999 and 1998, respectively, and an additional net loss of $5,820,000 and negative cash flow from operations of $2,460,000 in the six months ended June 30, 2001 and had an accumulated deficit of approximately $76,912,000 as of June 30, 2001. These factors, coupled with the need for additional financing to fund planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants dated April 13, 2001 covering the Company's consolidated financial statements for the year ended December 31, 2000 included an explanatory paragraph discussing this going concern uncertainty.

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

    The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFx" or the "Company"), its wholly owned subsidiary, KFX Wyoming Inc., and its majority-owned subsidiaries, Pegasus Technologies, Inc. ("Pegasus"), KFX Technology, Inc. ("KFxT"), and Heartland Fuels Corporation. The Company's 51% interest in K-Fuel, L.L.C. ("K-Fuel, LLC") is accounted for as an equity investment since the 49% partner, Kennecott Energy, has certain participative rights; accordingly, the Company does not control K-Fuel, LLC. Until May 2000, the Company's 5% interest in KFx Fuel Partners, L.P. ("KFP") was accounted for as equity investment since the Company was a non-controlling investor in KFP. In May 2000, the Company sold its 5% interest in KFP to Black Hills Corporation, see Note 3.

    The consolidated financial statements at June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2000 financial statements to conform to the current year presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2000 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations expected for the year ended December 31, 2001.

    Net loss per common share for the three and six month periods ended June 30, 2001 and 2000 are based on the weighted-average number of shares of common stock outstanding during the period, and excludes approximately 9,946,000 and 8,425,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company's net loss would be anti-dilutive.




NOTE 2. DEFERRED SALE OF PEGASUS COMMON STOCK, ISSUANCES OF PEGASUS PREFERRED STOCK AND SALES OF PEGASUS PREFERRED STOCK

    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx, ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier. Through June 30, 2001, Kennecott Energy has purchased $2,250,000 of additional Pegasus Preferred Stock, $750,000 of which was purchased during the six months ended June 30, 2001. Through March 3, 2001, Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired on March 3, 2001. Accordingly, the $1,000,000 sale price has been included in minority interest as of June 30, 2001.

    During the six months ended June 30, 2001, KFx closed transactions with various parties pursuant to which KFx sold a portion of its Pegasus preferred stock investment in Pegasus, representing an approximate 11.6% as converted interest in Pegasus, for $1,972,331. Included in these sales of Pegasus preferred stock were sales to two directors of KFx and KFx's Chairman, Theodore Venners, for $222,331 in exchange for an as converted interest in Pegasus of 1.3%. KFx is obligated to repurchase this preferred stock, or any other security issued with respect to this preferred stock, for $2,787,561 at dates varying from January 31, 2002 to May 25, 2002, or earlier upon the occurrence of certain events, such as a change in control. In certain circumstances, the parties can individually elect to exchange their interest in Pegasus, with an aggregate value of $2,787,561, and any interest in Pegasus subsequently acquired by Evergreen Resources, Inc. ("Evergreen"), for common stock of KFx at $3.65 per share, subject to certain adjustments, including a reduction to the then current market value upon the conversion or satisfaction of the Company's 6% Convertible Debentures due July 31, 2002 ("Debentures"). In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,314,888 shares of KFx common stock at $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.34 per share upon the conversion or satisfaction of the Company's Debentures. The terms of these agreements are substantially the same except that Evergreen, which paid $1,500,000 for an approximate 8.8% as converted interest, can elect to defer the repurchase date to January 31, 2003, in which case it will receive the right to purchase from KFx an additional interest in Pegasus on similar terms, excluding any additional warrants to purchase KFx common stock. Evergreen's Chairman is a member of the Board of Directors of KFx.

    Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments have been classified as debt in the June 30, 2001 balance sheet. Accordingly, the Company valued the related warrants using a Black-Scholes option pricing model and recorded $843,247 as debt discount. In addition, the difference between the accounting conversion price of the preferred stock and the fair value of KFx's common stock on the dates of the transactions resulted in a beneficial conversion feature in the amount of $937,009, which was calculated in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion feature is reflected as additional debt discount in the balance sheet at June 30, 2001. In the six months and quarter ended June 30, 2001, the Company recorded $955,814 and $654,260, respectively, in interest expense related to the amortization of the debt discount and the accretion to redemption value.

    At June 30, 2001, as a result of these additional investments of Kennecott Energy in Pegasus Preferred Stock and KFx's sale of a portion of its Pegasus Preferred Stock, the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx--56.7%, Pegasus founders--15.8%, Kennecott Energy--15.9%, Evergreen Resources, Inc.--8.8% and other private investors--2.8%.

NOTE 3.      INVESTMENT IN KFP

    On April 12, 2000, the Company executed agreements with various parties that initiated the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation ("BKH") purchased the KFP Facility and received 2 million shares of KFx common stock previously held by Thermo Ecoteck Corporation ("TCK") in exchange for the assumption of the reclamation liability associated with the KFP Facility,
(b) BKH was given the right to one seat on KFx's board of directors (which to date it has declined to exercise), (c) KFx granted BKH a fully-exercisable warrant, which expires April 30, 2005, to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments including a reduction to a price of $3.48 per share upon the conversion or satisfaction of the Company's Debentures, (d) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for cash proceeds approximating $1.5 million and certain real and personal property, and (e) TCK sold the remaining 2.25 million common shares of KFx it owned to private investors and canceled the warrant it held to purchase a control position in KFx's common stock. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1,800,000, to the $1,500,000 estimated cash proceeds to KFx from these transactions. In addition, the estimated $2.2 million value of the warrant issued to BKH, using the Black-Scholes method, was charged to expense in 1999.

NOTE 4.      NOTES PAYABLE TO THE STATE OF WYOMING

    Principal and interest under a promissory note ("Note") to the State of Wyoming ("Wyoming") in the amount of $500,000 was due March 1, 2001, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2001. Substantially identical circumstances arose relative to a promissory note ("Chairman's Note") for $819,000 due to Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. In exchange for current interest payments, Wyoming had previously granted the Company an extension to August 1, 2001. On July 20, 2001, the Company made the final payment to Wyoming in the amount of $1,161,583 for all principal and interest outstanding at that date under the Note and the Chairman's Note. At the time of the final payment, which fulfilled all obligations to Wyoming under the Note and the Chairman's Note, Wyoming returned its 12% interest in the K-Fuel process to the Company.

NOTE 5. SEGMENT INFORMATION

    KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus" segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel" segment). The accounting policies of these segments are the same as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In addition, the goodwill and related amortization resulting from the acquisition of Pegasus is included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based on its view of the potential for net income and operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment based on actual costs and estimated time and other resources devoted to assist with and support the activities of Pegasus.

    The tables below presents information about revenues, certain income and expense categories, net loss, cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of June 30, 2001 and 2000 and for the three and six month periods then ended:


                                                                                RECONCILING
            THREE MONTHS ENDED                PEGASUS             K-FUEL        ITEMS (a)              CONSOLIDATED
            ------------------                -------             ------        -----------------      ------------
               June 30, 2001

    Operating Revenues..............         $    529,004        $       --         $        --       $     529,004

    Net Loss........................         $   (941,583)       $   (352,072)      $ (1,709,840)     $  (3,003,495)

    Cash Provided by (Used in)
    Operating Activities............         $   (640,791)       $    216,457       $   (132,094)     $    (556,428)

    Total Assets                             $   3,522,496       $  2,573,601       $  1,610,697      $   7,706,794


               June 30, 2000
               -------------
    Operating Revenues..............         $    760,554        $      99,976      $      --         $     860,530

    Net Loss........................         $   (844,423)       $    (379,857)     $ (1,825,235)     $  (3,049,515)

    Cash Provided by (Used in)
    Operating Activities............         $  (741,034)        $      88,041      $   (409,379)     $  (1,062,372)

    Total Assets                             $ 3,009,305         $   8,252,855      $    691,378      $  11,953,538


                                                                                RECONCILING
             SIX MONTHS ENDED                 PEGASUS             K-FUEL          ITEMS (a)            CONSOLIDATED
             ----------------                 -------             ------        -----------------      ------------
               June 30, 2001


    Operating Revenues..............         $     776,954       $        --        $        --       $     776,954

    Net Loss........................         $  (1,959,832)      $    (809,520)     $ (3,050,864)     $  (5,820,216)

    Cash Provided by (Used in)
    Operating Activities............         $ (1,200,555)       $     222,644      $ (1,481,933)     $  (2,459,844)

    Total Assets                             $ 3,522,496         $   2,573,601      $  1,610,697      $   7,706,794

               June 30, 2000
               -------------
    Operating Revenues..............         $ 1,226,192         $      99,976       $       --       $   1,326,168

    Net Loss........................         $ (1,803,216)       $    (880,328)      $(2,688,726)     $  (5,372,270)

    Cash Provided by (Used in)
    Operating Activities............         $(1,135,773)        $      75,433       $(1,534,649)     $  (2,594,989)

    Total Assets....................         $ 3,009,305         $   8,252,855       $   691,378      $ 11,953,538

(a) Consists primarily of KFx corporate office activities and consolidating entries.



NOTE 6.  NOTES PAYABLE TO DIRECTORS

    During the six months ended June 30, 2001, Pegasus borrowed $300,000 under an unsecured note payable to a director bearing interest at prime plus 2%, due on demand. The terms of the agreement include a warrant to purchase common stock of Pegasus equivalent to 1.5% of its then currently outstanding common stock. The Company valued the warrant using a Black-Scholes option pricing model and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. At June 30, 2001, the unpaid balance of this note was $300,000.

    During the six months ended June 30, 2000, the Company borrowed $550,000 under an unsecured note payable to a director bearing interest at 11.5% and personally guaranteed by the Company's Chairman. At June 30, 2001 the unpaid balance of these notes was $150,000.

    In addition, at June 30, 2001, Pegasus had an unpaid balance of $400,000 payable to another of the Company's directors under an unsecured note, bearing interest at prime plus 2%, due on demand. The terms of the agreement include a warrant to purchase common stock of Pegasus equivalent to 1.5% of its then currently outstanding common stock.

NOTE 7.  DEBENTURE PREMIUM

    At June 30, 2000 the Company recorded a cumulative charge of $1,000,000 to correct previously unrecorded accretion of the 12% premium on its Debentures. The Company cannot provide any assurance that the Debentures will be converted prior to maturity on July 31, 2002; accordingly, accretion of this premium is required under generally accepted accounting principles. The impact of this correction on each of the quarters since the Debentures were issued in July 1997 was not material. Accordingly, the correction was recorded in the second quarter of 2000.

NOTE 8. CONTINGENCIES

    On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas, asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio. The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortuous interference with business relationships and attempted monopolization in violation of
Section 2 of the Sherman Antitrust Act ("Pegasus Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit, the Pegasus Answer and the Pegasus Counterclaim, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. On August 1, 2001, Pegasus purchased certain assets of Pavilion, see Note 10.

    On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden"), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFX, Link, Kobel and Sanden had entered into an agreement requiring KFX to acquire Link and that KFX breached such agreement. The complaint seeks damages in excess of $5.3 million. Although the ultimate resolution of this matter cannot be predicted with certainty, based on a review of the underlying facts and discussions with counsel, management believes that this complaint is without merit. KFX intends to contest this complaint vigorously. Accordingly, management does not believe that its ultimate outcome will have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

    As part of the restructured bond agreement with the State of Wyoming ("Wyoming") in 1994, Energy Brothers Holding, Inc., an affiliate of the Company's Chairman; and the Company's Chairman, Theodore Venners, executed a promissory note to Wyoming for $819,000, with annual interest at 6 percent. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments made under such note, upon his demand, since their obligation stemmed from their personal guarantee of certain obligations of the Company that were renegotiated in 1994. During 2000, the Company made related principal and interest payments on behalf of its Chairman totaling $82,150. In addition, similar payments totaling $158,587 were made during the six months ended June 30, 2001. The Company's Chairman and his affiliate have agreed to waive their indemnification rights for 2001, triggering a 10-day cure period. On June 29, 2001, Wyoming agreed to forebear from collection activities under this note until August 1, 2001. In connection with the 1994 restructured bond agreement, the Company entered into an agreement that requires the Company to pay Wyoming 12% of its domestic license and royalty revenue. The rate decreases to 6% when cumulative payments under this agreement total $5 million. On July 20, 2001, the Company made a final payment to Wyoming to satisfy these commitments, see Note 10.

    The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company's North American royalty proceeds. No payments or accruals have been required through June 30, 2001 under these agreements.

    In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman's royalty is now 25% of the Company's worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. The total amount paid under this agreement through June 30, 2001 was $250,000.

    Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale of its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and subject to certain other limitations. Pegasus has made no payments or accruals through June 30, 2001 under this agreement.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

    FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed, the excess is recognized as goodwill. Acquired intangible assets that do not meet certain criteria for recognition apart from goodwill are included in the amount initially recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note 10.

    FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. Companies must perform transitional, annual, and, in certain situations, interim impairment testing of their recorded goodwill, as well as of their indefinite-lived intangible assets. Indefinite-lived intangible assets would be tested for impairment by comparing the fair value of the intangible asset with its carrying amount. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note 10. The remaining provisions of the Statement are effective for the year ending December 31, 2002.

    The Company has not yet determined the effect of adoption of FAS 141 or FAS 142, as applicable on its financial position or results of operations.

NOTE 10. SUBSEQUENT EVENTS

    In July 2001, the Company issued 1 million shares of common stock at a price of $3.65 per share and a warrant, expiring three years after the date of issue, exercisable for 500,000 shares of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $3.65 million.

    On July 20, 2001, the Company made the final payment of $1,161,583 to Wyoming for all principal and interest outstanding at that date under the Note and the Chairman's Note (defined above in Note 4), for a clean coal technology loan to develop the K-Fuel process. Until the final payment was made, Wyoming owned a 12% interest in the K-Fuel process patents. Upon final payment, which fulfilled all obligations under the Note and the Chairman's Note, Wyoming returned its 12% interest to the Company in accordance with the terms of the agreement between KFx and Wyoming.

    On July 25, 2001, Cinergy Corp. ("Cinergy) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy. The advance bears interest at 7% per annum. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. Cinergy also received a warrant, expiring three years after the date of issue, exercisable 200,000 at $3.65 per share, subject to certain adjustments.

    On August 1, 2001, Pegasus and Pavilion entered into an agreement providing for: (i) the purchase by Pegasus of certain Pavilion assets relating to Process optimization for the utility based boiler, gas turbine and power production and process steam turbine (the "Segment"); (ii) Pegasus' rights and access to certain Pavilion assets, personnel and services relating to the Segment; and, (iii) the licensing to Pegasus of certain Pavilion intellectual property related to the Segment in a limited field of use. Pegasus will pay: (i) a base price of $9,500,000 in installments through July 31, 2003; and (ii) royalties of up to $5,500,000 over the next 51 months based on software licenses sold. Accordingly, the Pavilion Lawsuit has been resolved and no accruals are recorded relating to the Pavilion Lawsuit.


                                  KFX INC.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This quarterly report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based on our knowledge of facts as of the date of this quarterly report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties that may be outside of our control, including, but not limited to:

o        the ability of the Company to continue to as a going concern;
o adverse market and various other condition that could impair the Company's ability to obtain needed financing;
o        actions or the inaction of the Company's strategic partners;
o the breadth or degree of protection available to the Company's intellectual property;
o        availability of key management and skilled personnel;
o        competition and technological developments by competitors;
o lack of market interest in the Company's existing products and any new products or services;
o changes in environmental, electric utility and other governmental regulations;
o unanticipated problems that could arise in research and development activities;
o cost overruns, delays and other problems that may occur in developing, permitting, financing or constructing K-Fuel production facilities;
o the availability of Section 29 or similar tax credits related to any future K-Fuel production facilities; and o domestic and international economic and political developments.

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

    In May 2001, Cinergy Corp. ("Cinergy"), a Cincinnati, Ohio based energy company, selected Pegasus to install its NeuSIGHT optimization software on a system-wide basis. Phase 1 of the Cinergy contract calls for performance-based incentives measured by actual NOx reductions and is expected to generate approximately $5-$8 million in revenues through May 2004, including potential revenues from performance provisions in the contract of up to approximately $3 million. On July 25, 2001, Cinergy Corp. ("Cinergy) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy. The advance bears interest at 7% per annum. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 at shares of KFx common stock, $3.65 per share, subject to certain adjustments.

    In July 2001, the Company issued 1 million shares of common stock at a price of $3.65 per share and 500,000 shares of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $3.65 million.

    On August 1, 2001, Pegasus and Pavilion entered into an agreement providing for: (i) the purchase by Pegasus of certain Pavilion assets relating to Process optimization for the utility based boiler, gas turbine and power production and process steam turbine (the "Segment"); (ii) Pegasus' rights and access to certain Pavilion assets, personnel and services relating to the Segment; and, (iii) the licensing to Pegasus of certain Pavilion intellectual property related to the Segment in a limited field of use. This agreement increases the Pegasus customer and installed bases, allows Pegasus to offer additional solutions to customers and will accelerate development of new products.

    As disclosed in Note 7 to the Consolidated Financial Statements, the second quarter of 2000 includes a $1,000,000 non cash, non operational cumulative charge to correct the previously unrecorded accretion of the 12% premium on its 6% Convertible Debentures. This maturity premium will only be paid if the Debentures are not converted prior to their maturity in July 2002.

    Pegasus' firm backlog of software license and installation contracts as of June 30, 2001 was approximately $8,200,000, compared to approximately $2,022,000 at June 30, 2000, an increase of 306%.


RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

    Consolidated revenues in the second quarter of 2001 declined as compared to the second quarter of 2000 by $331,526 (39%) due to a $99,976 decline in K-Fuel contract revenues in 2001 because of the suspension of certain contract activities and decrease in Pegasus revenues of $231,550 (30%). The decrease in Pegasus revenues results from a decrease in the level of software installation activity due to the lack of new orders prior to the Cinergy order received in May 2001. Due to the recent increase in the Pegasus backlog, mainly due to the Cinergy order as noted above, we expect the trend of declining revenue to narrow and ultimately reverse in future quarters.

    Consolidated operating costs and expenses in the second quarter of 2001 declined as compared to the second quarter of 2000 by $281,487 (11%) due primarily to the net effect of (a) a $45,797 (11%) decrease in Pegasus' cost of software licenses and services triggered by the corresponding revenue decrease, (b) a decrease of $54,277 (60%) in the costs at the K-Fuel demonstration plant due to the suspension of certain contract activities, (c) a decline in marketing, general and administrative expense of $205,516 (16%) due to corporate level general and administrative cost reductions at KFx as well as a decrease of approximately $260,000 at Pegasus mainly due to the realization of a full quarter of staff reductions that occurred during the second quarter of 2000, offset by an increase of $67,531 (47%) in Pegasus' research and development costs.

    The factors discussed above combined in the second quarter of 2001 to produce an operating loss of $1,847,000, which was $50,039 greater than for the second quarter of 2000. Pegasus' portion of the operating loss for the second quarter of 2001 was $803,616, which approximates the corresponding $785,700 operating loss for the second quarter of 2000. The combined K-Fuel segment and corporate cost portion of the operating loss for the second quarter of 2001 was $1,043,384 compared to $1,011,261 in 2000.

    Non-operating items added $1,156,495 of net expense in the second quarter of 2001, compared to $1,252,554 in the second quarter of 2000, for a decrease of $96,059 (8%), largely due to a decrease in interest expense of $123,750 (10%). The decrease in interest expense is due mainly to a decrease of $910,431 in the accrual for the maturity premium on the Convertible Debentures (accrual was $1 million for the second quarter of 2000) offset by an increase of $654,260 in accruals for the maturity premium, debt discount and beneficial conversion charges related to the second quarter 2001 sales to third parties of Pegasus Preferred Stock held by KFx and KFx's related obligation to repurchase and debt discount of $102,348, which was recognized as interest expense on the issuance date of warrants for Pegasus common stock.

    As a result of the above factors, the consolidated net loss of $3,003,495 ($0.12 per share) for the second quarter of 2001 was $46,020 less than the net loss for the second quarter of 2000. Included in the second quarter net losses were non-cash charges approximating $1,691,000 and $1,696,000, respectively.


RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

    Consolidated revenues in the first half of 2001 declined as compared to the first half of 2000 by $549,214 (41%) due to (a) a $99,976 decline in K-Fuel contract revenues in 2001 because of the suspension of certain contract activities, and (b) a decrease in Pegasus revenues of $449,238 (37%) due to the lack of new orders late in 2000 and during the first quarter of 2001. Due to the recent increase in the Pegasus backlog, mainly due to the Cinergy order as noted above, we expect the trend of declining revenue to narrow and ultimately reverse in future quarters.

    Consolidated operating costs and expenses in the first half of 2001 decreased as compared to the first half of 2000 by $483,716 (9%) due primarily to the net effect of (a) a $189,527 (24%) decrease in Pegasus' cost of software licenses and services triggered by the corresponding revenue decrease, (b) a decrease of $86,982 (49%) in the costs at the K-Fuel demonstration plant due to the suspension of certain contract activities, (c) a decline in marketing, general and administrative expense of $249,256 (10%), due to corporate level general and administrative cost reductions at KFx of approximately $32,000, as well as a decrease of approximately $353,000 at Pegasus mainly due to the realization of a full six months of staff reductions that occurred during the second quarter of 2000, offset by an increase of $87,024 (33%) in Pegasus' research and development costs.

    The factors discussed above combined in the first half of 2001 to produce an operating loss of $3,891,073, which was $65,498 greater than for the first half of 2000. Pegasus' portion of the operating loss for the first half of 2001 was $1,771,591, which approximates the corresponding $1,744,919 operating loss for the first half of 2000. The combined K-Fuel segment and corporate cost portion of the operating loss for the first half of 2001 was $2,119,482 compared to $2,080,656 in 2000.

    Non-operating items added $1,929,143 of net expense in the first half of 2001, compared to $1,546,695 in the first half of 2000, for an increase of $382,448 (22%), largely due to an increase in interest expense of $339,598 (22%). The increase in interest expense is due mainly to $955,814 in accruals for the maturity premium, debt discount and beneficial conversion charges related to 2001 sales to third parties of Pegasus Preferred Stock held by KFx and KFx's related obligation to repurchase, debt discount of $102,348, which was recognized as interest expense on the issuance date of warrants for Pegasus common stock, and an increase in interest on outstanding debt of approximately $81,000 (15%), offset by a decrease of $821,121 (18%) in the accrual for the maturity premium on the Convertible Debentures (accrual was $1 million for the first half of 2000).

    As a result of the above factors, the consolidated net loss of $5,820,216 ($0.23 per share) for the first six months of 2001 was $447,946 ($0.01 per share) greater than the net loss for the first six months of 2000. Included in the year to date net losses were non-cash charges approximating $2,959,000 and $2,422,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    During the first half of 2001, the Company used $2,459,844 of cash for its operating activities, compared to $2,594,989 in the first half of 2000, a decrease of $135,145. Included in the 2001 amount is $624,126 of interest payments ($48,844 by Pegasus and $575,282 by KFx), $1,151,711 for other Pegasus operations and $684,007 for the K-Fuel segment and other KFx corporate activities. Included in the 2000 amount is $658,114 of KFx interest payments, $1,135,773 for Pegasus' operations, and $876,535 for KFx's corporate activities, offset by $75,433 of cash provided by the K-Fuel segment's demonstration plant and laboratory.

    Sources of cash during the first half of 2001 included $1,972,331 in proceeds from the sale of Pegasus preferred stock held by KFx, which the Company is required to repurchase during the first half of 2002, subject to certain provisions that could accelerate or defer the required repurchase date. Due to KFx's repurchase obligation, these sales are accounted for as debt, see Note 2 to the Consolidated Financial Statements. In addition, Pegasus issued $750,000 of Pegasus preferred stock to Kennecott Energy during the first half of 2001.

    In early May 2001, Pegasus and Pavilion agreed to dismiss, without prejudice, a lawsuit pending between the companies and began combination discussions. In addition, the Company engaged Raymond James & Associates, an investment banking firm, to assist in all aspects of strategic and financial planning. This step was taken as a part of the Company's ongoing efforts to restructure its balance sheet in an optimal manner for the benefit of its shareholders and in view of the rapidly growing energy market opportunities. The Company had begun a similar effort initially focused on Pegasus in mid 2000, but the Pavilion Lawsuit, which was filed in the third quarter of 2000, precluded many of the options that were under consideration at that time. Prior to the filing of the Pavilion Lawsuit and subsequent to its dismissal the Company has received strong interest from numerous industry sources to participate in the acceleration and development of its products. On August 1, 2001, Pegasus and Pavilion entered into an agreement providing for: (i) the purchase by Pegasus of certain Pavilion assets relating to Process optimization for the utility based boiler, gas turbine and power production and process steam turbine (the "Segment"); (ii) Pegasus' rights and access to certain Pavilion assets, personnel and services relating to the Segment; and, (iii) the licensing to Pegasus of certain Pavilion intellectual property related to the Segment in a limited field of use. Pegasus will pay: (i) a base price of $9,500,000 in installments through July 31, 2003; and (ii) royalties of up to $5,500,000 over the next 51 months based on software licenses sold.

    On July 25, 2001, Cinergy Corp. ("Cinergy) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy. The advance bears interest at 7% per annum. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share, subject to certain adjustments.

    In July 2001, the Company issued 1 million shares of common stock at a price of $3.65 per share and a warrant, expiring three years after the date of issue, exercisable for 500,000 shares of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $3.65 million.

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

    The Company expects its cash requirements over the remainder of 2001 with respect to day-to-day operations and debt service requirements to be satisfied by (a) cash on hand, which as of August 10, 2001 approximated $3.4 million; (b) $250,000 of Kennecott Energy's discretionary investments in Pegasus in connection with the achievement of milestones under the work plan, pursuant to provisions of the agreements executed in March 2000; (c) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry; (d) potential debt and/or equity offerings of the Company; (e) potential fees from licensing new K-Fuel facilities; (f) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; and (g) unsecured short term borrowings for the Company and/or Pegasus from one or more of its directors and/or other parties.

    Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, which contain a number of restrictions including (a) limitations on the Company's ability to incur secured and unsecured debt, (b) limitations on the Company's ability to sell assets or enter into merger agreements, and (c) provisions that would reduce the Debenture conversion price from $3.65 per share if the Company sells KFx common stock at a price below $3.65 per share. In addition, included in the agreements among KFx and the other shareholders of Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, and limiting the payment of dividends by Pegasus. See also Note 1 of the Consolidated Financial Statements.

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

                    ITEM 3. QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK

    The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments and only $1,050,000 of floating rate debt and does not expect to derive a material amount of its revenues or income from interest bearing securities. Currently the Company has no significant foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company's products and services, since K-Fuel and NeuSIGHT have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company's fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company's business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities.


                        PART II - OTHER INFORMATION
                         ITEM 1. LEGAL PROCEEDINGS

    On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio. The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortuous interference with business relationships and attempted monopolization in violation of
Section 2 of the Sherman Antitrust Act ("Pegasus Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit, the Pegasus Answer and the Pegasus Counterclaims, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. On August 1, 2001, Pegasus and Pavilion entered into an agreement providing for: (i) the purchase by Pegasus of certain Pavilion assets relating to Process optimization for the utility based boiler, gas turbine and power production and process steam turbine (the "Segment"); (ii) Pegasus' rights and access to certain Pavilion assets, personnel and services relating to the Segment; and, (iii) the licensing to Pegasus of certain Pavilion intellectual property related to the Segment in a limited field of use. Pegasus will pay: (i) a base price of $9,500,000 in installments through July 31, 2003; and (ii) royalties of up to $5,500,000 over the next 51 months based on software licenses sold. Accordingly, this matter has been resolved and no accruals are recorded relating to the Pavilion Lawsuit.

    On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden"), filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleges that KFX, Link, Kobel and Sanden had entered into an agreement requiring KFX to acquire Link and that KFX breached such agreement. The complaint seeks damages in excess of $5.3 million. Although this matter is still in discovery and its ultimate resolution cannot be predicted with certainty, based on a preliminary review of the underlying facts and discussion with counsel, management believes that this complaint is without merit. KFX intends to contest this complaint vigorously. Accordingly, management does not believe that this matter will have a material impact on the results of operation, financial position or cash flows of the Company.


             ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the three months ended June 30, 2001, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") under Section 4(2) of the Securities Act:


                                                                            Number Sold       Consideration
       Date         Terms of Exercise, if Convertible   Title of Security    or Granted         Received
       ----         ---------------------------------   -----------------    ----------       -------------
    April 2001                     N/A                    Common Stock           56,250       Professional services
                                                                                             valued at $205,313

     May 2001                      N/A                    Common Stock           12,000       Professional services
                                                                                              valued at $43,800

  April 10, 2001                Exercisable at            Warrants exercisable   33,333       50,000 (1)
                                $3.65 per share,            for Common Stock
                                subject to certain
                                adjustments.
                                Expires five years
                                after the date of
                                issue.

   May 21, 2001                 Exercisable at            Warrants exercisable   14,888       22,331 (2)
                                $3.65 per share,           for Common Stock
                                subject to certain
                                adjustments.
                                Expires five years
                                after the date of
                                issue.



   May 25, 2001                 Exercisable at            Warrants exercisable   33,333       50,000 (3_
                                $3.65 per share,           for Common Stock
                                subject to certain
                                adjustments.
                                Expires five years
                                after the date of
                                issue.


1. This sum includes payment for 896,630 shares of Series C Preferred Stock of Pegasus Technologies, Inc.

2. This sum includes payment for 845,237 shares of Series C Preferred Stock of Pegasus Technologies, Inc.

3. This sum includes payment for 822,284 shares of Series C Preferred Stock of Pegasus Technologies, Inc.



        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on June 21, 2001 for the principal purposes of (a) electing three directors to the Board of Directors; and (b) ratifying the selection of PricewaterhouseCoopers LLP as the Company's independent accountant for the year ending December 31, 2001.

    The following votes were cast by stockholders with respect to the election of directors named in the Company's Proxy Statement, dated April 30, 2001, for the Annual Meeting:

Nominee                     Shares Voted For         Shares Voted Against             Shares Abstained
-------                     ----------------         --------------------             ----------------

Stanford M. Adelstein             22,329,743                        3,600                       54,915
Gary Nicholson                    22,229,910                      103,433                       54,915
Mark S. Sexton                    22,329,743                        3,600                       54,915


         The following votes were cast by stockholders with respect to the ratification of PricewaterhouseCoopers LLP as the Company's independent accountant for the year ending December 31, 2001:


                            Shares Voted For         Shares Voted Against             Shares Abstained
                            ----------------         --------------------             ----------------
PricewaterhouseCoopers LLP      22,262,458                      62,150                       63,650



                  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

  4.1* Warrant to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark S. Sexton as of April 10, 2001
  4.2*           Registration Rights Agreement Between the Company and Mark S.
                 Sexton dated April 10, 2001
  4.3 Warrant to Purchase 14,888 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of May 21, 2001
  4.4            Registration Rights Agreement Between the Company and Stanley
                 G. Tate dated May 21, 2001
  4.5 Warrant to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark S. Sexton as of May 25, 2001
  4.6            Registration Rights Agreement Between the Company and Mark S.
                 Sexton dated May 25, 2001
              * Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on
                 Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(B)  REPORTS ON FORM 8-K

    During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated April 20, 2001, under Item 5, Other Events.



                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KFX INC.

                                  /s/ PATRICK S. FLAHERTY
                                  -------------------------------------------

                                  PATRICK S. FLAHERTY
                                  VICE PRESIDENT & CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  DATE: AUGUST 14, 2001