Form 10-Q/A
period 2001-06-30
KFX INC
filed 2001-08-15
CIK 912365

===============================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------


                                FORM 10-Q/A
                              Amendment No. 1


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



                                  KFX INC.

                              EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of KFx, Inc. is filed to correct typographical errors that occured during the Edgar conversion process.

                         FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                             TABLE OF CONTENTS

                                                                      PAGE NO.
 PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS:

          Consolidated Balance Sheets - June 30, 2001
            and December 31, 2000 (Unaudited).....................        3
          Consolidated Statements of Operations - Three Months
            Ended June 30, 2001 and 2000 (Unaudited)..............        4
          Consolidated Statements of Operations - Six Months Ended
            June 30, 2001 and 2000 (Unaudited)....................        5
          Consolidated Statements of Cash Flows - Six Months Ended
            June 30, 2001 and 2000 (Unaudited)....................        6
          Notes to Consolidated Financial Statements (Unaudited)..        8

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.........................................        15

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK..................................        19

 PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS..................................        20

      ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS..........        21


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        21


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................        22

 SIGNATURES.......................................................        23




                                  KFX INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                              UNAUDITED
                                                                         JUNE         DECEMBER
                                                                       30, 2001       31, 2000
                                                                 -----------------  -------------
   ASSETS
   Current assets

        Cash and cash equivalents .............................  $        392,496     $     348,955
        Trade accounts receivable..............................           685,959           351,909
        Unbilled revenue.......................................            95,284           118,103
        Other receivables......................................           292,743           224,853
        Prepaid expenses.......................................            33,161            34,459
        Deferred job costs.....................................           476,122           216,152
                                                                    --------------      -------------
         Total current assets..................................         1,975,765         1,294,431
   Property, plant and equipment, net..........................           825,747         1,360,430
   Patents, net................................................         1,772,341         1,951,567
   Investment in K-Fuel, LLC...................................           555,924           694,135
   Goodwill, net...............................................         1,477,874         1,817,731
   Debt issue costs, net.......................................           432,089           679,046
   Prepaid royalty.............................................           498,000           498,000
   Other assets................................................           169,054           176,030
                                                                    --------------      -------------
    TOTAL ASSETS................................................        7,706,794      $  8,471,370
                                                                    ==============      =============

   LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities
         Accounts payable ......................................        2,029,221      $  1,817,533
        Accrued expenses ......................................           559,331           625,523
        Interest payable.......................................           491,284           458,265
        Liability to issue stock and warrants..................            23,810           134,458
        Deferred sale of Pegasus common
            stock .............................................              --           1,000,000
        Deferred revenue.......................................         1,216,863           523,552
        Short term notes payable to directors..................         1,050,000           827,551
        Obligations to repurchase Pegasus preferred stock, net          1,148,279                -
        Current maturities of long-term debt...................           733,294           873,476
                                                                    --------------      -------------
            Total current liabilities..........................         7,252,082         6,260,358
   Deferred income.............................................           358,088           499,309
   Deferred revenue, less current portion......................           364,403           200,000
   Long-term debt, less current maturities.....................           160,000           331,150
   Convertible debentures......................................        15,162,526        16,339,444
                                                                    --------------      -------------
            Total liabilities..................................        23,297,099        23,630,261
                                                                    --------------      -------------
   Minority interest...........................................         4,094,738         2,275,040
                                                                    --------------      -------------
   Stockholders' deficit
       Preferred stock, $.001 par value, 20,000,000 shares
           authorized; none issued.............................                --               --
        Common stock, $.001 par value, 80,000,000 shares
           authorized; and 25,710,505 and 25,196,280 shares
           issued and outstanding..............................            25,710            25,196
   Additional paid-in capital..................................        57,200,768        53,632,177
   Accumulated deficit.........................................       (76,911,521)      (71,091,304)


            Total stockholders' deficit........................       (19,685,043)      (17,433,931)
                                                                    --------------      -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.................         7,706,794      $  8,471,370
                                                                    ==============      =============


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


    As part of the restructured bond agreement with the State of Wyoming ("Wyoming") in 1994, Energy Brothers Holding, Inc., an affiliate of the Company's Chairman; and the Company's Chairman, Theodore Venners, executed a promissory note to Wyoming for $819,000, with annual interest at 6%.
The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments made under such note, upon his demand, since their obligation stemmed from their personal guarantee of certain obligations of the Company that were renegotiated in 1994. During 2000, the Company made related principal and interest payments on behalf of its Chairman totaling $82,150. In addition, similar payments totaling $158,587 were made during the six months ended June 30, 2001. The Company's Chairman and his affiliate have agreed to waive their indemnification rights for 2001, triggering a 10-day cure period. On June 29, 2001, Wyoming agreed to forebear from collection activities under this note until August 1, 2001. In connection with the 1994 restructured bond agreement, the Company entered into an agreement that requires the Company to pay Wyoming 12% of its domestic license and royalty revenue. The rate decreases to 6% when cumulative payments under this agreement total $5 million. On July 20, 2001, the Company made a final payment to Wyoming to satisfy these commitments, see Note 10.


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


    The Company has not yet determined the effect of adoption of FAS 141 or FAS 142, as applicable, on its financial position or results of operations.


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


    On July 25, 2001, Cinergy advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy. The advance bears interest at 7% per annum. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share, subject to certain adjustments.


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


    In May 2001, Cinergy Corp. ("Cinergy"), a Cincinnati, Ohio based energy company, selected Pegasus to install its NeuSIGHT optimization software on a system-wide basis. Phase 1 of the Cinergy contract calls for performance-based incentives measured by actual NOx reductions and is expected to generate approximately $5-$8 million in revenues through May 2004, including potential revenues from performance provisions in the contract of up to approximately $3 million. On July 25, 2001, Cinergy advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy. The advance bears interest at 7% per annum. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share, subject to certain adjustments.

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


RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000


    Consolidated revenues in the second quarter of 2001 declined as compared to the second quarter of 2000 by $331,526 (39%) due to a $99,976 decline in K-Fuel contract revenues in 2001 because of the suspension of certain contract activities and a decrease in Pegasus revenues of $231,550 (30%). The decrease in Pegasus revenues results from a decrease in the level of software installation activity due to the lack of new orders prior to the Cinergy order received in May 2001. Due to the recent increase in the Pegasus backlog, mainly due to the Cinergy order as noted above, we expect the trend of declining revenue to narrow and ultimately reverse in future quarters.


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


    On July 25, 2001, Cinergy advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy. The advance bears interest at 7% per annum. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share, subject to certain adjustments.


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

    During the three months ended June 30, 2001, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") under Section 4(2) of the Securities Act:


                                                                            Number Sold       Consideration
       Date         Terms of Exercise, if Convertible   Title of Security    or Granted         Received
       ----         ---------------------------------   -----------------    ----------       -------------
    April 2001                     N/A                    Common Stock           56,250       Professional services
                                                                                             valued at $205,313

     May 2001                      N/A                    Common Stock           12,000       Professional services
                                                                                              valued at $43,800

  April 10, 2001                Exercisable at            Warrants exercisable   33,333       50,000 (1)
                                $3.65 per share,            for Common Stock
                                subject to certain
                                adjustments.
                                Expires five years
                                after the date of
                                issue.

   May 21, 2001                 Exercisable at            Warrants exercisable   14,888       22,331 (2)
                                $3.65 per share,           for Common Stock
                                subject to certain
                                adjustments.
                                Expires five years
                                after the date of
                                issue.




   May 25, 2001                 Exercisable at            Warrants exercisable   33,333       50,000 (3)
                                $3.65 per share,           for Common Stock
                                subject to certain
                                adjustments.
                                Expires five years
                                after the date of
                                issue.


1. This sum includes payment for 51,393 shares of Series C Preferred Stock of Pegasus Technologies, Inc.

2. This sum includes payment for 22,953 shares of Series C Preferred Stock of Pegasus Technologies, Inc.

3. This sum includes payment for 51,393 shares of Series C Preferred Stock of Pegasus Technologies, Inc.




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