Form 10-Q
period 2001-09-30
KFX INC
filed 2001-11-14
CIK 912365

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

 [X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 7, 2001 there were 26,774,340 shares of the Registrant's common stock, $.001 par value, outstanding.


================================================================================

                                    KFX INC.
                           FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                        PAGE NO.
 PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheets - September 30, 2001
            and December 31, 2000 (Unaudited)................................  3
        Consolidated Statements of Operations - Three Months Ended
            September 30, 2001 and 2000 (Unaudited)..........................  4
        Consolidated Statements of Operations - Nine Months Ended
            September 30, 2001 and 2000 (Unaudited)..........................  5
        Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 2001 and 2000 (Unaudited)........................... 6
        Notes to Consolidated Financial Statements (Unaudited)................ 8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...................................................... 16

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK............................................... 21

 PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS............................................... 23

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................... 24

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................ 25

 SIGNATURES ................................................................. 26

                                    KFX INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           UNAUDITED
                                                   SEPTEMBER 30,   DECEMBER  31,
                                                      2001             2000
                                                   ------------    ------------
ASSETS
Current assets
     Cash and cash equivalents .................   $  1,720,922    $    348,955
     Trade accounts receivable, net ............        518,281         351,909
     Unbilled revenue ..........................        110,647         118,103
     Other receivables .........................        268,923         224,853
     Prepaid expenses ..........................         85,087          34,459
     Debt issue costs ..........................        328,193              --
     Deferred job costs ........................        521,952         216,152
                                                   ------------    ------------
     Total current assets ......................      3,554,005       1,294,431
Property, plant and equipment, net .............        559,044       1,360,430
Patents, net ...................................      1,766,174       1,951,567
Investment in K-Fuel, LLC ......................        431,658         694,135
Goodwill, net ..................................      8,882,824       1,817,731
Intangibles, net ...............................      1,360,033              --
Debt issue costs ...............................             --         679,046
Prepaid royalty ................................        498,000         498,000
Other assets ...................................        177,299         176,030
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 17,229,037    $  8,471,370
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable ..........................   $  2,024,017    $  1,817,533
     Accrued expenses ..........................        498,994         625,523
     Interest payable ..........................        266,728         458,265
     Liability to issue stock and warrants .....         23,810         134,458
     Deferred sale of Pegasus common stock .....             --       1,000,000
     Deferred revenue ..........................      1,104,743         523,552
     Deferred income ...........................        232,520              --
     Short term notes payable to directors .....        350,000         827,551
     Obligations to repurchase Pegasus preferred
       stock, net ..............................      1,768,697              --
     Convertible debentures ....................     15,070,309              --
     Current maturities of long-term debt ......      5,485,174         873,476
                                                   ------------    ------------

         Total current liabilities .............     26,824,992       6,260,358
Deferred income ................................             --         499,309
Deferred revenue, less current portion .........        492,051         200,000
Convertible debentures .........................             --      16,339,444
Long-term debt, less current maturities ........      5,047,612         331,150
                                                   ------------    ------------
         Total liabilities .....................     32,364,655      23,630,261
                                                   ------------    ------------
Minority interest ..............................      4,136,327       2,275,040
                                                   ------------    ------------
Stockholders' deficit
   Preferred stock, $.001 par value, 20,000,000
     shares authorized; none issued ............             --              --

   Common stock, $.001 par value, 80,000,000
     shares authorized; and 26,774,340 and
     25,196,280 shares issued and outstanding ..         26,774          25,196
Additional paid-in capital .....................     61,306,335      53,632,177
Accumulated deficit ............................    (80,605,054)    (71,091,304)
                                                   ------------    ------------

         Total stockholders' deficit ...........    (19,271,945)    (17,433,931)
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....   $ 17,229,037    $  8,471,370
                                                   ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            UNAUDITED
                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                       2001             2000
                                                   ------------    ------------

OPERATING REVENUES
Pegasus software licenses and services .........   $  1,106,530    $    375,379
K-Fuel demonstration plant and laboratory
  contract revenue .............................             --         129,417
                                                   ------------    ------------
     Total operating revenues ..................      1,106,530         504,796

OPERATING COSTS & EXPENSES
Costs of Pegasus software licenses and services.        551,063         467,564
Marketing, general and administrative expenses .      2,160,347       1,315,585
Pegasus software research and development ......        210,569         189,820
K-Fuel demonstration plant and laboratory ......         81,467         101,080
Depreciation and amortization ..................        651,483         690,702
                                                   ------------    ------------
     Total operating costs and expenses ........      3,654,929       2,764,751
                                                   ------------    ------------

OPERATING LOSS .................................     (2,548,399)     (2,259,955)

Other income (expense) .........................         (7,680)          9,541
Interest expense (including accretion of
  maturity  premiums) ..........................     (1,138,758)       (457,934)
Equity in income (loss) of unconsolidated
  affiliates ...................................          1,303         (23,537)
                                                   ------------    ------------
NET LOSS .......................................   $ (3,693,534)   $ (2,731,885)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $      (0.14)   $      (0.11)
                                                   ============    ============

Weighted-average common shares outstanding .....     26,552,000      24,998,000
                                                   ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements

                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           UNAUDITED
                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                       2001           2000
                                                   ------------    ------------

OPERATING REVENUES
Pegasus software licenses and services .........   $  1,883,484    $  1,601,571
K-Fuel demonstration plant and laboratory
  contract revenue .............................             --         229,393
                                                   ------------    ------------
     Total operating revenues ..................      1,883,484       1,830,964

OPERATING COSTS & EXPENSES
Costs of Pegasus software licenses and services       1,159,827       1,265,855
Marketing, general and administrative expenses .      4,399,787       3,804,281
Pegasus software research and development ......        563,426         455,653
K-Fuel demonstration plant and laboratory
  operations ...................................        171,245         277,840
Depreciation and amortization ..................      2,028,671       2,112,865
                                                   ------------    ------------
     Total operating costs and expenses ........      8,322,956       7,916,494
                                                   ------------    ------------


OPERATING LOSS .................................     (6,439,472)     (6,085,530)

Other income (expense) .........................        (45,603)        (28,753)
Interest expense (including accretion of
  maturity premiums) ...........................     (3,032,987)     (2,012,565)

Equity in income of unconsolidated affiliates ..          4,312          22,693
                                                   ------------    ------------

NET LOSS .......................................   $ (9,513,750)   $ (8,104,155)
                                                   ============    ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE ....   $      (0.37)   $      (0.33)
                                                   ============    ============

Weighted-average common shares outstanding .....     25,746,000      24,831,000
                                                   ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements

                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     UNAUDITED
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                             2001                    2000
                                                          -----------            -----------
OPERATING ACTIVITIES
     Net loss .........................................   $(9,513,750)           $(8,104,155)
     Adjustments to reconcile net loss to cash
       used in operating activities
            Depreciation and amortization .............     2,028,671              2,112,865
            Equity in loss of unconsolidated affiliates        (4,312)               (22,693)
            Accretion of maturity premiums and
              amortization of debt discount ...........     1,992,264              1,181,389
            Common stock and warrants issued for
              services ................................       313,136                205,313
            Other .....................................       111,287                     --
     Changes in operating assets and liabilities:
         Accounts receivable, unbilled revenue
         and deferred job costs, net ..................      (508,787)               109,072
         Deferred revenue .............................       604,178               (446,672)
         Accounts payable and accrued expenses ........        79,955                921,483
         Interest payable .............................      (191,537)              (311,355)
         Other assets .................................       (53,282)                31,643
                                                          -----------            -----------
Cash used in operating activities .....................    (5,142,177)            (4,323,110)
                                                          -----------            -----------
INVESTING ACTIVITIES
     Purchases of equipment............................       (82,619)               (51,854)
     Pending patent applications ......................       (68,313)              (221,453)
     Purchase of Power Optimization Segment of
       Pavilion Technologies, Inc. assets .............    (2,008,789)                    --
     Deferred sale of subsidiary stock ................            --              1,000,000
     Cash recovery of investment in KFx Fuel
       Partners LP. ...................................            --              1,527,048
                                                          -----------            -----------
Cash (used in) provided by investing activities .......    (2,159,721)             2,253,741
                                                          -----------            -----------
FINANCING ACTIVITIES
     Issuance of common stock and warrants, net .......     3,500,000              1,500,000
     Issuance of preferred stock in subsidiary ........       750,000                     --
     Proceeds from sale of Pegasus preferred stock ....     1,972,331                     --
     Short term note issued to director ...............       300,000                750,000
     Proceeds from convertible long term borrowing ....     3,500,000                     --
     Payments on note payable to directors ............      (600,000)              (400,000)
     Payments on notes payable ........................      (748,466)              (156,167)
                                                          -----------            -----------
Cash provided by financing activities .................     8,673,865              1,693,833
                                                          -----------            -----------

Increase (decrease) in cash and cash equivalents ......     1,371,967               (375,536)
Cash and cash equivalents, beginning of period ........       348,955                654,429
                                                          -----------            -----------
Cash and cash equivalents, end of period ..............   $ 1,720,922            $   278,893
                                                          ===========            ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest ...........................   $ 1,260,151            $ 1,148,142
                                                          ===========            ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Nine Months Ended September 30, 2001:

The Company issued 194,500 shares of common stock (70,000 shares of common stock to a party related to the Chairman and CEO) in exchange for consulting services during the nine months and to satisfy an obligation that existed at December 31, 2000; a total of $313,136 was charged to general and administrative expense and $110,648 reduced a liability outstanding at December 31, 2000. In connection with the sales of Pegasus preferred stock, subject to KFx's obligation to repurchase, a debt discount of $1,780,256 was recorded, which is being amortized to

                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

interest expense over the one-year term of the repurchase obligation. On March 3, 2001, Kennecott Energy's put option relative to its Pegasus common stock expired; accordingly, the $1,000,000 sales price has been included in minority interest as of September 30, 2001. Convertible Debentures with a face value of $1,400,000 were converted, under the stated terms of $3.65 per share, into 383,561 shares of the Company's common stock resulting in an addition to stockholders' equity approximating $1,362,980, net of a pro rata portion of unamortized debt issue costs. Warrants to purchase 285,000 shares of Pegasus common stock were issued in the second quarter of 2001, resulting in debt discount of $102,348, which was recognized as interest expense on the issuance date. During the third quarter of 2001, the Company issued a warrant in conjunction with a loan agreement to purchase 200,000 shares of KFx common stock, resulting in debt discount of $369,190 and interest expense of $22,802.

Nine Months Ended September 30, 2000:

   Convertible Debentures with a face value of $1,750,000 were converted, under the stated terms of $3.65 per share, into 479,445 shares of the Company's common stock resulting in an addition to stockholders' equity approximating $1,637,000, net of a pro rata portion of unamortized debt issue costs. Warrants valued at $2,200,000 to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, were issued in the second quarter of 2000; see Note 3. In July 2000, in connection with obtaining a $400,000 unsecured line of credit from a KFx director, Pegasus issued a warrant valued at $215,000 to purchase new shares of its common stock equivalent to 1.5% of its then outstanding common stock; see Note 6. Through September 30, 2000, $83,889 of related expense was recorded. In July 2000, the Company issued 56,250 shares of its common stock for financial consulting services valued at $205,313.



                   The accompanying notes are an integral part of these consolidated financial statements

                                    KFX INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. ("KFx" or the "Company"), its wholly owned subsidiary, KFX Wyoming Inc., and its majority-owned subsidiaries, Pegasus Technologies, Inc. ("Pegasus"), KFX Technology, Inc. ("KFxT"), and Heartland Fuels Corporation. The Company's 51% interest in K-Fuel, L.L.C. ("K-Fuel, LLC") is accounted for as an equity investment since the 49% partner, Kennecott Energy Company ("Kennecott Energy"), has certain participative rights; accordingly, the Company does not control K-Fuel, LLC. Until May 2000, the Company's 5% interest in KFx Fuel Partners, L.P. ("KFP") was accounted for as equity investment since the Company was a non-controlling investor in KFP. In May 2000, the Company sold its 5% interest in KFP to Black Hills Corporation, see Note 3.

   The consolidated financial statements at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2000 financial statements to conform to the current year presentation.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2000 included in the Company's Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations expected for the year ended December 31, 2001.

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $12,290,000, $12,730,000 and $6,784,000 and negative cash flow from operations of $5,151,000, $3,458,000 and $4,642,000 in the years ended December 31, 2000, 1999 and 1998, respectively, and an additional net loss of $9,513,750 and negative cash flow from operations of $5,142,177 in the nine months ended September 30, 2001 and had an accumulated deficit of approximately $80,605,054 as of September 30, 2001. These factors, coupled with the need for additional financing to fund operations and planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants dated April 13, 2001 covering the Company's consolidated financial statements for the year ended December 31, 2000 included an explanatory paragraph discussing this going concern uncertainty.

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

   Net loss per common share for the three and nine month periods ended September 30, 2001 and 2000 are based on the weighted-average number of shares of common stock outstanding during the period, and excludes approximately 14,185,544 and 9,724,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company's net loss would be anti-dilutive.

NOTE 2. DEFERRED SALE OF PEGASUS COMMON STOCK, ISSUANCES OF PEGASUS PREFERRED STOCK AND SALES OF PEGASUS PREFERRED STOCK

   On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx ("Pegasus Common Stock"), to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier. Through September 30, 2001, Kennecott Energy has purchased $2,250,000 of additional Pegasus Preferred Stock, $750,000 of which was purchased during the nine months ended September 30, 2001. Through March 3, 2001, Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired on March 3, 2001. Accordingly, the $1,000,000 sale price has been included in minority interest as of September 30, 2001.

   During the nine months ended September 30, 2001, KFx closed transactions with various parties pursuant to which KFx sold a portion of its Pegasus preferred stock investment in Pegasus, representing an approximate 11.6% as converted interest in Pegasus, for $1,972,331. Included in these sales of Pegasus preferred stock were sales to two directors of KFx and KFx's Chairman, Theodore Venners, for $222,331 in exchange for an as converted interest in Pegasus of 1.3%. KFx is obligated to repurchase this preferred stock, or any other security issued with respect to this preferred stock, for $2,787,561 at dates varying from January 31, 2002 to May 25, 2002, or earlier upon the occurrence of certain events, such as a change in control. In certain circumstances, the parties can individually elect to exchange their interest in Pegasus, with an aggregate value of $2,787,561, and any interest in Pegasus subsequently acquired by Evergreen Resources, Inc. ("Evergreen"), for common stock of KFx at $3.65 per share, subject to certain adjustments, including a reduction to the then current market value upon the conversion or satisfaction of the Company's 6% Convertible Debentures due July 31, 2002 ("Debentures"). In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,314,888 shares of KFx common stock at $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.34 per share upon the conversion or satisfaction of the Company's Debentures. The terms of these agreements are substantially the same except that Evergreen, which paid $1,500,000 for an approximate 8.8% as converted interest, can elect to defer the repurchase date to January 31, 2003, in which case it will receive the right to purchase from KFx an additional interest in Pegasus on similar terms, excluding any additional warrants to purchase KFx common stock. Evergreen's Chairman is a member of the Board of Directors of KFx.

   Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments have been classified as debt in the September 30, 2001 balance sheet. Accordingly, the Company valued the related warrants using a Black-Scholes option pricing model and recorded $843,247 as debt discount. In addition, the difference between the accounting conversion price of the preferred stock and the fair value of KFx's common stock on the dates of the transactions resulted in a beneficial conversion feature in the amount of $937,009, which was calculated in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The beneficial conversion feature is reflected as additional debt discount in the balance sheet at September 30, 2001. In the nine months and quarter ended September 30, 2001, the Company recorded $1,576,621 and $647,027, respectively, in interest expense related to the amortization of the debt discount and the accretion to redemption value.

   At September 30, 2001, as a result of these additional investments of Kennecott Energy in Pegasus Preferred Stock and KFx's sale of a portion of its Pegasus Preferred Stock, the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx--56.7%, Pegasus founders--15.8%, Kennecott Energy--15.9%, Evergreen Resources, Inc.--8.8% and other private investors--2.8%.

NOTE 3.   INVESTMENT IN KFP

   On April 12, 2000, the Company executed agreements with various parties that initiated the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation ("BKH") purchased the KFP Facility and received 2 million shares of KFx common stock previously held by Thermo Ecoteck Corporation ("TCK") in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which to date it has declined to exercise), (c) KFx granted BKH a fully-exercisable warrant, which expires April 30, 2005, to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments including a reduction to a price of $3.48 per share upon the conversion or satisfaction of the Company's Debentures, (d) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for cash proceeds approximating $1.5 million and certain real and personal property, and (e) TCK sold the remaining 2.25 million common shares of KFx it owned to private investors and canceled the warrant it held to purchase a control position in KFx's common stock. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1,800,000, to the $1,500,000 estimated cash proceeds to KFx from these transactions. In addition, the estimated $2.2 million value of the warrant issued to BKH, using the Black-Scholes option pricing model, was charged to expense in 1999.

NOTE 4.   NOTES PAYABLE TO THE STATE OF WYOMING

   Principal and interest under a promissory note ("Note") to the State of Wyoming ("Wyoming") in the amount of $500,000 was due March 1, 2001, but not paid. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2001. Substantially identical circumstances arose relative to a promissory note ("Chairman's Note") for $819,000 due to Wyoming by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note. In exchange for current interest payments, Wyoming had previously granted the Company an extension to August 1, 2001. On July 20, 2001, the Company made the final payment to Wyoming in the amount of $1,161,583 for all principal and interest outstanding at that date under the Note and the Chairman's Note. At the time of the final payment, which fulfilled all obligations to Wyoming under the Note and the Chairman's Note, Wyoming returned its 12% interest in the K-Fuel process to the Company. The final payment of $762,144 to satisfy the Chairman's Note was expensed to marketing, general and administrative expense in the nine months and the quarter ended September 30, 2001.

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

   The tables below presents information about revenues, certain income and expense categories, net loss, cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of September 30, 2001 and 2000 and for the three and nine month periods then ended:

                THREE MONTHS ENDED                                                               RECONCILING
                September 30, 2001                    PEGASUS                 K-FUEL               ITEMS (a)          CONSOLIDATED
                ------------------                    -------                 ------          --------------------    ------------
    Operating Revenues....................         $  1,106,530          $          --         $          --         $   1,106,530

    Net Loss..............................         $   (961,956)         $    (341,166)        $  (2,390,412)        $  (3,693,534)

    Cash Provided by (Used in) Operating
    Activities............................         $   (533,764)         $      35,281         $  (2,183,850)        $  (2,682,333)

    Total Assets                                   $ 12,493,368          $   2,344,118         $   2,391,551         $  17,229,037

               September 30, 2000
               ------------------
    Operating Revenues....................         $    375,379          $     129,417         $          --         $     504,796

    Net Loss..............................         $ (1,150,750)         $    (399,900)        $  (1,181,235)        $   (2,731,885)

    Cash Used in Operating Activities.....         $   (595,541)         $     (88,670)        $  (1,043,910)        $   (1,728,121)

    Total Assets                                   $  2,764,433          $   4,978,093         $   2,205,635         $    9,948,161

                NINE MONTHS ENDED                                                                RECONCILING
                September 30, 2001                    PEGASUS                 K-FUEL               ITEMS (a)          CONSOLIDATED
                ------------------                    -------                 ------          --------------------    ------------
    Operating Revenues....................         $  1,883,484          $          --         $         --          $   1,883,484

    Net Loss..............................         $ (2,921,788)         $  (1,150,686)        $ (5,441,276)         $  (9,513,750)

    Cash Provided by (Used in) Operating
    Activities............................         $ (1,734,319)         $     257,925         $ (3,665,783)         $  (5,142,177)

    Total Assets                                   $ 12,493,368          $   2,344,118         $  2,391,551          $  17,229,037

               September 30, 2000
               ------------------
    Operating Revenues....................         $  1,601,571          $     229,393         $         --          $   1,830,964

    Net Loss..............................         $ (2,953,967)         $  (1,280,228)        $ (3,869,960)         $  (8,104,155)

    Cash Used in Operating Activities.....         $ (1,731,314)         $     (13,237)        $ (2,578,559)         $  (4,323,110)

    Total Assets                                   $  2,764,433          $   4,978,093         $  2,205,635          $   9,948,161

(a) Consists primarily of KFx corporate office activities and consolidating entries.

NOTE 6.  NOTES PAYABLE TO DIRECTORS

   During the nine months ended September 30, 2000, the Company borrowed $550,000 under an unsecured note payable to a director bearing interest at 11.5% and personally guaranteed by the Company's Chairman. The note was fully repaid in August 2001.

   During the nine months ended September 30, 2000, Pegasus also borrowed $400,000 under an unsecured note payable to another of the Company's directors bearing interest at prime plus 2%, due on demand. The terms of the agreement include a warrant to purchase common stock of Pegasus equivalent to 1.5% of its then currently outstanding common stock. The Company valued the warrant using a Black-Scholes option pricing model and recorded $215,040 as debt discount, which was amortized to interest expense over the original term of the note. At September 30, 2001, the unpaid balance of this note was $200,000 and the warrant was outstanding and fully exercisable.

   During the nine months ended September 30, 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company's Chairman and CEO bearing interest at prime plus 2%, due on demand. The terms of the agreement include a warrant to purchase common stock of Pegasus equivalent to 1.5% of its then currently outstanding common stock. The Company valued the warrant using a Black-Scholes option pricing model and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. At September 30, 2001, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

NOTE 7.   CONVERTIBLE LONG-TERM DEBT

   On July 25, 2001, Cinergy Corp. ("Cinergy) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001. The advance bears interest at 7% per annum, payable monthly. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus' or KFx's assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $50 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share, subject to certain adjustments. The Company valued the warrant using a Black-Scholes option pricing model and recorded $369,190 as debt discount, which will be amortized to interest expense over the expected term of the note, which is April 2004. At September 30, 2001, the original balance of this note was outstanding and all of the shares granted in the warrant were authorized and exercisable.

NOTE 8.   DEBENTURE PREMIUM

   At June 30, 2000, the Company recorded a cumulative charge of $1,000,000 to correct previously unrecorded accretion of the 12% premium on its Debentures. The Company cannot provide any assurance that the Debentures will be converted prior to maturity on July 31, 2002; accordingly, accretion of this premium is required under generally accepted accounting principles. The impact of this correction on each of the quarters since the Debentures were issued in July 1997 was not material. Accordingly, the correction was recorded in the second quarter of 2000.

NOTE 9.   PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

   Pursuant to an Asset Purchase and License Agreement (the "Purchase Agreement") between Pavilion, Pegasus Technologies, Inc. ("Pegasus"), a subsidiary of KFx Inc. ("KFx"), and KFx, dated July 31, 2001, certain assets and liabilities relating to the Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, deposits, customer list, exclusive rights to license Pavilion's software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion's software being licensed. The Purchase Agreement provided for a base price of $9,500,000 in cash, payable to Pavilion in installments through July 31, 2003, which is adjusted for the net of assets and liabilities assumed. Remaining installment payments, net of $777,000 of imputed interest, total $3,000,000, $2,500,000 and $2,000,000 in 2001, 2002 and 2003,
respectively. Additionally, Pegasus shall pay Pavilion royalties of up to $5,500,000 between August 1, 2001 and

October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. Through September 30, 2001, Pegasus made payments to Pavilion totaling $1,947,740 against the base purchase price. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. This acquisition expands the software product offerings, customer installed base, and technical expertise as well as effectively dismissing the Pavilion Lawsuit, which allows management to concentrate on the growth of Pegasus. The acquisition has been accounted for by the purchase method and the results of operations are included in the Company's financial statements beginning in the third quarter of 2001. The assets acquired and liabilities assumed were recorded at estimated fair values. The allocation of the purchase price to net assets acquired, liabilities assumed and intangible assets based on an independent valuation of those assets follows:

                 (dollars in thousands):

                 Purchase price                                $     8,515
                 Fair value of identifiable intangible
                  assets acquired                                    1,426
                 Deferred revenue                                     (269)
                                                               -----------
                 Excess cost over net assets acquired                7,358
                 Acquisition costs                                     217
                                                               -----------
                 Goodwill                                      $     7,575
                                                               ===========


   The intangible assets acquired consist of order backlog, customer lead list and maintenance contracts which have estimated useful lives of 18 months, 18 months and seven years, respectively. Goodwill recognized as a result of the transaction is attributable to Pegasus and all activity relating to the goodwill was assigned to the Pegasus segment.

   The unaudited pro forma results of operations for the nine months ended September 30, 2000 and 2001, assuming the consummation of the purchase as of January 1, 2000 follows. The pro forma results include estimates and assumptions, which the Company's management believes are reasonable. However, the pro forma results do not include any cost savings, revenue enhancements or other effects of the planned integration of the Pegasus and Pavilion and are not necessarily indicative of the results which would have occurred if the transaction had been in effect on the dates indicated, or which may result in the future.

                                                     UNAUDITED PRO FORMA
                                                NINE MONTHS ENDED SEPTEMBER 30,
   (in thousands, except per share amounts)          2001          2000
                                                   --------      --------
Total operating revenues ......................    $  2,619      $  3,344
Net loss ......................................    $(12,156)     $ (9,026)
Basic and diluted net loss per common share ...    $  (0.47)     $  (0.36)

                                                     UNAUDITED PRO FORMA
                                                THREE MONTHS ENDED SEPTEMBER 30,
   (in thousands, except per share amounts)          2001          2000
                                                   --------      --------
Total operating revenues ......................    $  1,325      $  1,121
Net loss ......................................    $ (3,972)     $ (3,095)
Basic and diluted net loss per common share ...    $  (0.15)     $  (0.12)

NOTE 10.   CONTINGENCIES

   On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas, asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio. The Pavilion Lawsuit seeks injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortuous interference with business relationships and attempted monopolization in violation of Section 2 of the Sherman Antitrust Act ("Pegasus Counterclaims"). After consultation with counsel, KFx and Pegasus management believe that the infringement allegations in the Pavilion Lawsuit are objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit, the Pegasus Answer and the Pegasus Counterclaim, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. On August 1, 2001, Pegasus purchased certain assets of the Pavilion power optimization segment, which effectively resolved the Pavilion Lawsuit, see Note 9.

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

   As part of the restructured bond agreement with the State of Wyoming ("Wyoming") in 1994, Energy Brothers Holding, Inc., an affiliate of the Company's Chairman; and the Company's Chairman, Theodore Venners, executed a promissory note to Wyoming for $819,000, with annual interest at 6%. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments made under such note, upon his demand, since their obligation stemmed from their personal guarantee of certain obligations of the Company that were renegotiated in 1994. During 2000, the Company made related principal and interest payments on behalf of its Chairman totaling $82,150. In addition, similar payments totaling $158,587 were made during the six months ended June 30, 2001. The Company's Chairman and his affiliate have agreed to waive their indemnification rights for 2001, triggering a 10-day cure period. On June 29, 2001, Wyoming agreed to forebear from collection activities under this note until August 1, 2001. In connection with the 1994 restructured bond agreement, the Company entered into an agreement that requires the Company to pay Wyoming 12% of its domestic license and royalty revenue. The rate decreases to 6% when cumulative payments under this agreement total $5 million. On July 20, 2001, the Company made a final payment to Wyoming to satisfy these commitments, see Note 4.

   The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company's North American royalty proceeds. No payments or accruals have been required through September 30, 2001 under these agreements.

   In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman's royalty is now 25% of the Company's worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. The total amount paid under this agreement through September 30, 2001 was $250,000.

   Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale of its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and subject to certain other limitations. Pegasus has made no payments or accruals through September 30, 2001 under this agreement.

NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed, the excess is recognized as goodwill. Acquired intangible assets that do not meet certain criteria for recognition apart from goodwill are included in the amount initially recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001, including the acquisition of certain assets and liabilities of Pavilion, see
Note 9.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. Companies must perform transitional, annual, and, in certain situations, interim impairment testing of their recorded goodwill, as well as of their indefinite-lived intangible assets. Indefinite-lived intangible assets would be tested for impairment by comparing the fair value of the intangible asset with its carrying amount. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note 9. The remaining provisions of the Statement are effective beginning in the first quarter of 2002.

On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for Pavilion's financial statements issued in fiscal 2003.

NOTE 12.   SUBSEQUENT EVENTS

   On November 6, 2001, Kennecott invested an additional $250,000 in Pegasus Preferred Stock under the agreement described in Note 2. Pegasus will use the investment for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus.

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

   The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $12,290,000, $12,730,000 and $6,784,000 and negative cash flow from operations of $5,151,000, $3,458,000 and $4,642,000 in the years ended December 31, 2000, 1999 and 1998, respectively, and an additional net loss of $9,513,750 and negative cash flow from operations of $5,142,177 in the nine months ended September 30, 2001 and had an accumulated deficit of approximately $80,605,054 as of September 30, 2001. These factors, coupled with the need for additional financing to fund planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants dated April 13, 2001 covering the Company's consolidated financial statements for the year ended December 31, 2000 included an explanatory paragraph discussing this going concern uncertainty.

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

   A 16-month project of its K-Fuel LLC joint venture with Kennecott Energy culminated in the demonstration of an improved design for a K-Fuel plant that was announced in February 2001. K-Fuel LLC is conducting studies concerning appropriate means to further test the new process and design facilities for production. In April 2001, Pegasus and Pavilion entered into an agreement to dismiss the litigation pending between the two companies, without prejudice, in order to explore possible business combinations.

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

   In May 2001, Cinergy Corp. ("Cinergy"), a Cincinnati, Ohio based energy company, selected Pegasus to install its NeuSIGHT optimization software on a system-wide basis. Phase 1 of the Cinergy contract calls for performance-based incentives measured by actual NOx reductions and is expected to generate approximately $5-8 million in revenues through May 2004, including potential revenues from performance provisions in the contract of up to approximately $3 million. On July 25, 2001, Cinergy advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy. The advance bears interest at 7% per annum, payable monthly. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus' or KFx's assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share, subject to certain adjustments.

   In July 2001, the Company issued 1 million shares of common stock at a price of $3.65 per share and a warrant, expiring three years after the date of issue, exercisable for 500,000 of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $3.65 million.

   Pursuant to an Asset Purchase and License Agreement (the "Purchase Agreement") between Pavilion, Pegasus Technologies, Inc. ("Pegasus"), a subsidiary of KFx Inc. ("KFx"), and KFx, dated as of July 31, 2001, certain assets and liabilities relating to the Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, deposits, customer list, exclusive rights to license Pavilion's software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion's software being licensed. The Purchase Agreement provided for a base price of $9,500,000 in cash, payable to Pavilion in installments through July 31, 2003, which is adjusted for the net of assets and liabilities assumed. Additionally, Pegasus shall pay Pavilion royalties of up to $5,500,000 between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement.

   As disclosed in Note 8 to the Consolidated Financial Statements, the second quarter of 2000 includes a $1,000,000 non cash, non operational cumulative charge to correct the previously unrecorded accretion of the 12% premium on its 6% Convertible Debentures. This maturity premium will only be paid if the Debentures are not converted prior to their maturity in July 2002.

   Pegasus' firm backlog of software license and installation contracts as of September 30, 2001 was approximately $8,734,000, compared to approximately $1,771,000 at September 30, 2000, an increase of 393%.

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

   Consolidated revenues in the third quarter of 2001 increased as compared to the third quarter of 2000 by $601,734 (119%) due to a $129,417 decline in K-Fuel contract revenues in 2001 offset by an increase of $731,151 (195%) in Pegasus revenues. The decrease in K-Fuel contract revenues is a result of the suspension of certain contract activities in 2001. The increase in Pegasus revenues resulted from a significant increase in projects due to the receipt of the Cinergy order noted above, an increase in installation hours spent on the projects that generate revenue, recognition of a one-time exclusivity fee for the China market of $300,000, for which Pegasus incurred no costs. Due to the recent increase in the Pegasus backlog, mainly due to the Cinergy order and the Pavilion acquisition, we expect the trend of increasing revenue to continue in future quarters.

   Consolidated operating costs and expenses in the third quarter of 2001 increased as compared to the third quarter of 2000 by $890,178 (32%) due primarily to the net effect of (a) an increase of $83,499 (18%) in Pegasus' cost of software licenses and services triggered by the corresponding revenue increase, (b) an increase in marketing, general and administrative expense of $844,763 (64%) caused by an increase in professional fees due to the Pavilion Lawsuit, increased headcount at Pegasus, expense of $762,144 relating to the final payment for the Chairman's Note to the State of Wyoming and costs relating to international market expansion offset by headcount reductions at the corporate level, (c) an increase of $20,749 (11%) in Pegasus' research and development costs offset by a decrease of $19,613 (19%) in the costs at the K-Fuel demonstration plant due to the suspension of certain contract activities and a decrease in depreciation and amortization expense of $39,219 (6%).

   The factors discussed above combined in the third quarter of 2001 to produce an operating loss of $2,548,399, which was $288,444 more than for the third quarter of 2000. Pegasus' portion of the operating loss for the third quarter of 2001 was $739,816, which was a significant improvement over the corresponding $1,051,276 operating loss for the third quarter of 2000 and was mainly due to an overall improvement in margins on installation projects. The combined K-Fuel segment and corporate cost portion of the operating loss for the third quarter of 2001 was $1,808,583 compared to $1,208,679 in 2000 with the increase in operating loss resulting from expense of $762,144 relating to the final payment for the Chairman's Note to the State of Wyoming; see Note 4 to the accompanying financial statements.

   Non-operating items added $1,145,135 of net expense in the third quarter of 2001, compared to $471,930 in the third quarter of 2000, for an increase of $673,205 (143%), due to an increase in interest expense of $680,824 (149%).
The increase in interest expense is due mainly to an increase in accruals for the maturity premium, debt discount and beneficial conversion charges related to the 2001 sales to third parties of Pegasus Preferred Stock held by KFx and KFx's related obligation to repurchase and debt discount which was recognized as interest expense for the issuance of warrants for the Company's common stock.

   As a result of the above factors, the consolidated net loss of $3,693,534 ($0.14 per share) for the third quarter of 2001 was $961,649 more than the net loss for the third quarter of 2000. Included in the third quarter net losses were non-cash charges approximating $1,486,000 and $1,078,000, respectively.

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

   Consolidated revenues in the first nine months of 2001 increased as compared to the first nine months of 2000 by $52,520 (3%) due to a $229,393 decline in K-Fuel contract revenues in 2001 because of the suspension of certain contract activities offset by an increase in Pegasus revenues of $281,913 (18%) due to the increase in order intake during 2001, increased progress on projects during the most recent quarter and the revenue contributed by Pavilion projects during the third quarter. Due to the recent increase in the Pegasus backlog, mainly due to the Cinergy order and acquisition of the Pavilion power segment as noted above, we expect the trend of increasing revenues to continue in future quarters.

   Consolidated operating costs and expenses in the first nine months of 2001 increased as compared to the first nine months of 2000 by $406,462 (5%) due primarily to the net effect of (a) a $106,028 (8%) decrease in Pegasus' cost of software licenses and services realized through the completion of problem projects and efficiencies gained in installations, (b) a decrease of $106,595 (38%) in the costs at the K-Fuel demonstration plant due to the suspension of certain contract activities during 2001, and (c) a decrease in depreciation and amortization expense of $84,194 (4%) offset by an increase in marketing, general and administrative expense of $595,507 (16%) and an increase of $107,773 (24%) in Pegasus' research and development costs. The increase in marketing, general and administrative expense is due mainly to expense of $762,144 relating to the final payment for the Chairman's Note to the State of Wyoming (see Note 4 to the accompanying financial statements) offset by headcount reductions at the corporate level. The increase in Pegasus research and development costs was due to an increase in headcount.

   The factors discussed above combined in the first nine months of 2001 to produce an operating loss of $6,439,472, which was $353,942 less than for the first nine months of 2000. Pegasus' portion of the operating loss for the first nine months of 2001 was $2,511,407, which was an improvement of $284,788 (10%) compared to the corresponding $2,796,195 operating loss for the first nine months of 2000. The improvement in the Pegasus operating loss was due mainly to the realization of the effect of headcount reductions that occurred in late 2000. The combined K-Fuel segment and corporate cost portion of the operating loss for the first nine months of 2001 was $3,928,065 compared to $3,289,335 in 2000.

   Non-operating items added $3,074,278 of net expense in the first nine months of 2001, compared to $2,018,625 in the first nine months of 2000, for an increase of $1,055,653 (52%), due to an increase in interest expense of $1,020,422 (51%). The increase in interest expense is due mainly to in accretion for the maturity premium, debt discount and beneficial conversion charges related to 2001 sales to third parties of Pegasus Preferred Stock held by KFx and KFx's related obligation to repurchase, debt discount which was recognized as interest expense on the issuance date of warrants for KFx and Pegasus common stock, and an increase in interest on outstanding debt, offset by a decrease of $828,898 (76%) in the accrual for the maturity premium on the Convertible Debentures (accretion was $1 million for the first half of 2000).

   As a result of the above factors, the consolidated net loss of $9,513,750 ($0.37 per share) for the first nine months of 2001 was $1,409,595 ($0.04 per share) greater than the net loss for the first nine months of 2000. Included in the year to date net losses were non-cash charges approximating $4,445,000 and $3,500,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   During the first nine months of 2001, the Company used $5,142,177 of cash for its operating activities, compared to $4,323,110 in the first nine months of 2000, an increase of $819,067. Included in the 2001 amount is $1,260,151 of interest payments ($348,772 by Pegasus and $911,379 by KFx), $1,385,547 for other Pegasus operations and $2,496,479 for the K-Fuel segment and other KFx corporate activities. Included in the 2000 amount is $1,148,000 of KFx interest payments, $1,731,314 for Pegasus' operations, $13,237 of cash used by the K-Fuel segment's demonstration plant and laboratory and $1,430,559 for KFx's corporate activities.

   Sources of cash during the first nine months of 2001 included the following:

     o In July 2001, the Company issued 1 million shares of common stock at a price of $3.65 per share and a warrant, expiring three years after the date of issue, exercisable for 500,000 shares of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an institutional investor, resulting in net proceeds, after financing costs, to the Company of $3.5 million.
     o In July 2001, Cinergy advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy. The advance bears interest at 7% per annum, payable monthly. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus' or KFx's assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share, subject to certain adjustments.
     o $1,972,331 in proceeds from the sale of Pegasus preferred stock held by KFx, which the Company is required to repurchase during the first half of 2002, subject to certain provisions that could accelerate or defer the required repurchase date. Due to KFx's repurchase obligation, these sales are accounted for as debt; see Note 2 to the Consolidated Financial Statements.
     o Pegasus issued $750,000 of Pegasus preferred stock to Kennecott Energy during the first nine months of 2001.
     o Pegasus received a $300,000 short-term loan from a director of the Company, which bears interest.

Cash raised during the first nine months of 2001 was used for funding of current operations, repayment of portions of notes payable and installment payments totaling approximately $2 million for the acquisition of the Pavilion power optimization segment.

   Pursuant to an Asset Purchase and License Agreement (the "Purchase Agreement") between Pavilion, Pegasus Technologies, Inc. ("Pegasus"), a subsidiary of KFx Inc. ("KFx"), and KFx, dated July 31, 2001, certain assets and liabilities relating to the Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, deposits, customer list, exclusive rights to license Pavilion's software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion's software being licensed. The Purchase Agreement provided for a base price of $9,500,000 in cash, payable to Pavilion in installments through July 31, 2003, which is adjusted for the net of assets and liabilities assumed. Additionally, Pegasus shall pay Pavilion royalties of up to $5,500,000 between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. Through September 30, 2001, Pegasus made payments to Pavilion totaling $1,947,740. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. See note 9 to the accompanying financial statements.

   The Company engaged Raymond James & Associates, an investment banking firm, to assist in all aspects of strategic and financial planning. This step was taken as a part of the Company's ongoing efforts to restructure its balance sheet in an optimal manner for the benefit of its shareholders and in view of the rapidly growing energy market opportunities. The Company had begun a similar effort initially focused on Pegasus in mid 2000, but the Pavilion Lawsuit, which was filed in the third quarter of 2000, precluded many of the options that were under consideration at that time. Prior to the filing of the Pavilion Lawsuit and subsequent to the purchase of the Pavilion power optimization segment, which effectively resolved the Pavilion Lawsuit, the Company has received strong interest from numerous industry sources to participate in the acceleration and development of its products.

   The Company is continuing to work toward its goal of licensing a large commercial K-Fuel plant. Upon granting a license to construct a commercial scale K-Fuel production facility, KFx expects to generate significant K-Fuel license fees and net cash flows.

   From time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short-term basis, will continue to be available if needed.

   The Company expects its cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements to be satisfied by (a) cash on hand, which as of November 10, 2001 approximated $1.4 million;
(b) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry; (c) potential debt and/or equity offerings of the Company; (d) potential fees from licensing new K-Fuel facilities; (e) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; and (f) unsecured short term borrowings for the Company and/or Pegasus from one or more of its directors and/or other parties.

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

   There are no assurances that any of these potential funding sources will materialize, and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed, the Company may default on payments when due. Should the Company not be successful in achieving one or more of the financing alternatives discussed above, the Company may not be able to continue as a going concern

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed, the excess is recognized as goodwill. Acquired intangible assets that do not meet certain criteria for recognition apart from goodwill are included in the amount initially recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001, including the acquisition of certain assets and liabilities of Pavilion, see
Note 9.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. Companies must perform transitional, annual, and, in certain situations, interim impairment testing of their recorded goodwill, as well as of their indefinite-lived intangible assets. Indefinite-lived intangible assets would be tested for impairment by comparing the fair value of the intangible asset with its carrying amount. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note 9. The remaining provisions of the Statement are effective beginning in the first quarter of 2002.

   On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for Pavilion's financial statements issued in fiscal 2003.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

   The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments and only $450,000 of floating rate debt and does not expect to derive a material amount of its revenues or income from interest bearing securities. Currently the Company has no significant foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company's products and services, since

K-Fuel and NeuSIGHT have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company's fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company's business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities.

                           PART II - OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

   On September 8, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio. The Pavilion Lawsuit sought injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. Pegasus' products employ its own proprietary computer code as well as computer code exclusively licensed to Pegasus. On September 15, 2000, the licensor agreed to defend Pegasus in the Pavilion Lawsuit pursuant to an indemnification provision of the parties' license agreement. On October 27, 2000, Pegasus filed an answer to the Pavilion Lawsuit denying the patent infringement claims ("Pegasus Answer"). The Pegasus Answer also asserted various counterclaims against Pavilion alleging unfair competition, deceptive trade practices, defamation, tortuous interference with business relationships and attempted monopolization in violation of Section 2 of the Sherman Antitrust Act ("Pegasus Counterclaims"). After consultation with counsel, KFx and Pegasus management believed that the infringement allegations in the Pavilion Lawsuit were objectively baseless and without merit. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit, the Pegasus Answer and the Pegasus Counterclaims, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. Pursuant to an Asset Purchase and License Agreement (the "Purchase Agreement") between Pavilion, Pegasus Technologies, Inc. ("Pegasus"), a subsidiary of KFx Inc. ("KFx"), and KFx, dated July 31, 2001, certain assets and liabilities relating to the Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, deposits, customer list, exclusive rights to license Pavilion's software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion's software being licensed. The Purchase Agreement provided for a base price of $9,500,000 in cash, payable to Pavilion in installments through July 31, 2003, which is adjusted for the net of assets and liabilities assumed. Additionally, Pegasus shall pay Pavilion royalties of up to $5,500,000 between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. Through September 30, 2001, Pegasus made payments to Pavilion totaling $1,947,740. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. See note 9 to the accompanying financial statements.

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

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   During the three months ended September 30, 2001, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") under Section 4(2) of the Securities Act:

                                                                                                 Number
Purchaser / Recipient                           Terms of Exercise,                               Sold or            Consideration
    of Securities            Date                if Convertible             Title of Security    Granted               Received
    -------------            ----                --------------             -----------------    -------               --------
  Venners & Company,      July 2001                    N/A                    Common Stock         20,000      Professional services
         Ltd.                                                                                                    valued at $73,000

   Bayou Fund, LLC      July 16, 2001    Exercisable at $3.65 per share,        Warrants          500,000           $3,650,000 1
                                         subject to certain adjustments.     exercisable for
                                          Expires three years after the       Common Stock
                                                  date of issue

Cinergy Services, Inc   July 25, 2001    Exercisable at $3.65 per share,         Warrant          200,000           $3,500,000 2
                                         subject to certain adjustments.     exercisable for
                                          Expires three years after the       Common Stock
                                                  date of issue

     H.M.R., L.P.       July 28, 2001    Exercisable at $3.65 per share,         Warrant          100,000      Professional services
                                         subject to certain adjustments.     exercisable for                     valued at $365,000
                                          Expires three years after the       Common Stock
                                                  date of issue

/1/ This sum includes payment for 1,000,000 shares of common stock of KFx Inc. /2/ This sum includes an advance to Pegasus Technologies, Inc. against the existing contract between Pegasus and Cinergy. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

 EXHIBIT
 NUMBER      DESCRIPTION
 ------      -----------
 4.1         Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001
 4.2         Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001
 4.3         Warrant to Purchase 200,000 Shares of KFx Inc. Common Stock issued to Cinergy Services, Inc. dated July 24, 2001
 4.4         Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to H.M.R., L.P. dated July 28, 2001
 10.1        Common Stock and Warrant Purchase Agreement between the Company and
             Bayou Fund, LLC dated July 16, 2001
 10.2        Registration Rights Agreement Between the Company and Bayou Fund,
             LLC dated July 16, 2001
 10.3        Addendum to Blanket Contract, No. 142072, dated May 1, 2001,
             Project -- Cinergy NOx Compliance Plan, Addendum dated July 24,
             2001
 10.4 *      Asset Purchase and License Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc., Pegasus Technologies, Inc.
             and KFx Inc.
 10.5 *      Assignment and Assumption Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc. and Pegasus Technologies,
             Inc.
 10.6 *      Guaranty Agreement, dated July 31, 2001, by KFx Inc.
           * Document previously filed with the U.S. Securities and Exchange
             Commission with the Company's Current Report on Form 8-K dated
             August 15, 2001 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

   During the quarter ended September 30, 2001, the Company filed Current Reports on Form 8-K dated July 2, 2001, under Item 5, Other Events, and dated August 15, 2001 (as amended on Form 8-K/A filed on October 15, 2001), under Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KFX INC.

                                    /s/ PATRICK S. FLAHERTY
                                    --------------------------------------------
                                    PATRICK S. FLAHERTY
                                    VICE PRESIDENT & CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                    DATE: NOVEMBER 14, 2001