Form 10-K
period 2001-12-31
KFX INC
filed 2002-04-16
CIK 912365

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


     (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 0-23634

                                    KFX INC.
             (Exact Name of Registrant As Specified In Its Charter)

           DELAWARE                                        84-1079971
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                             Number)


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of April 12, 2002, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $66,488,000. At April 12, 2002, 32,275,879 shares of common stock of the Registrant were outstanding.

--------------------------------------------------------------------------------


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                                  Page No.
                                                                                                  -------
PART I

Item 1.        Business......................................................................

Item 2.        Properties....................................................................

Item 3.        Legal Proceedings.............................................................

Item 4.        Submission of Matters to a Vote of Security Holders...........................

PART II

Item 5.        Market for Common Stock and Related Stockholder Matters.......................

Item 6.        Selected Financial Data.......................................................

Item 7.        Management's  Discussion  and Analysis of Financial  Condition and Results
               of Operations.................................................................

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk....................

Item 8.        Financial Statements and Supplementary Data...................................

Item 9.        Changes in and Disagreements  with Accountants on Accounting and Financial
               Disclosures...................................................................

PART III

Item 10.       Directors and Executive Officers..............................................

Item 11.       Executive Compensation........................................................

Item 12.       Security Ownership of Certain Beneficial Owners and Management................

Item 13.       Certain Relationships and Related Transactions................................

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............

SIGNATURES     ..............................................................................

PART I
------

ITEM 1. BUSINESS

OVERVIEW

  KFX Inc. (the "Company" or "KFx"), a Delaware corporation formed in 1988, is engaged in developing and delivering various technology and service solutions to the electric power generation industry to facilitate the industry's (a) compliance with various air quality emission standards on a domestic and worldwide basis and (b) need to lower the cost of producing electricity, particularly domestically as the United States power industry undergoes deregulation and is transformed into a highly competitive business. Currently, the Company sells and installs technology solutions that enhance the output of coal, gas and oil-fired electric utility boilers while simultaneously reducing the related environmental impacts and facilitating compliance with various environmental standards, most importantly the Clean Air Act, as amended (the "CAA"). The Company currently considers its business to be in two operating segments, Pegasus Technologies, Inc. ("Pegasus") and K-Fuel(R) Technology ("K-Fuel" segment), both of which serve the same industry and provide similar benefits, but which have distinctly different technology bases. Prior to the acquisition of Pegasus in 1998, the Company operated only in the K-Fuel segment.

  Pegasus develops, markets, licenses and installs software that optimizes the combustion performance of coal, gas and oil-fired electric utility boilers. Pegasus currently has a suite of optimization products that include its NeuSIGHT(R) ("NeuSIGHT") flagship product, Power Perfecter(TM) ("Power Perfecter"), Software CEM(R) ("CEM") and Environmental Portfolio Manager(TM) ("EPM").

  NeuSIGHT has been installed at 24 boiler units in the United States, Canada and Poland. NeuSIGHT is currently under installation or scheduled to be installed at 43 boiler units including two additional boiler units in Poland and at one boiler unit in China. The NeuSIGHT installations underway or scheduled are expected to be completed within approximately the next 12-24 months. NeuSIGHT utilizes an artificial intelligence/neural network software platform licensed from a wholly-owned subsidiary of Computer Associates, Inc. ("CA") to interface with the process control system in electric utility boiler units. The license agreement provides Pegasus perpetual, irrevocable, worldwide, exclusive rights for process monitoring and control applications in the electric utilities industry. NeuSIGHT collects real time operating data and builds a model of optimal boiler combustion performance, taking into account various safety, environmental and other constraints. NeuSIGHT can be set to optimize the reduction of various emissions, such as nitrogen oxide ("NO\\x\\"), a boiler's heat rate (a measure of boiler operating efficiency considering fuel consumed in comparison to electricity generated), and/or other boiler performance measures. NeuSIGHT provides the most benefit when operated in a closed loop mode, whereby automatic adjustments are made to various controllable factors, such as oxygen input.

  Pegasus is continuously pursuing the development of improvements to NeuSIGHT as well as complementary new products and services.

  In July 2001, Pegasus entered into an Asset Purchase and License Agreement with Pavilion Technologies, Inc. ("Pavilion"), under which Pegasus received the exclusive right to license Pavilion's Power Perfecter, CEM and EPM software to the electric utility industry. Power Perfecter is a universal, non-linear control and optimization solution that uses model-predictive control to monitor multiple variables and provide a proactive response. Pegasus is not currently selling the CEM and EPM software, but is in the process of developing a marketing plan for those two products.

  Power Perfecter uses a different methodology to determine optimum performance in boilers, but is considered to be a technology that is complementary to NeuSIGHT. Power Perfecter has been installed at 43 boiler units in the United States, Canada and Poland. Power Perfecter is currently under installation or scheduled to be installed at 21 boiler units including an installation in progress at one boiler unit in China. The Power Perfecter installations underway or scheduled are expected to be completed within approximately the next 3-9 months. CEM applications are customized to meet state and federal emissions monitoring using predictive emissions monitoring systems. These applications return data identical to a hardware-based analyzer but with less manual processing by the user. EPM simplifies the retrieval, collation, processing and formatting of environmental monitoring data for submittal to regulatory agencies and allows data from disparate sources to be reported in a consistent manner.

  The Company's K-Fuel segment continues to develop its patented K-Fuel Technology, which is a process technology that uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel ("K-Fuel"). The K-Fuel Technology is generally referred to as a coal beneficiation process, which refers to processes intended to produce, using run-of-mine coal as feedstock, fuels with improved energy and environmental values. The principal benefit of the K-Fuel Technology is that the fuel produced from the process can facilitate the efforts of electric power producers and other large-scale users of coal to meet the clean air standards imposed by the CAA. Based on various analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of NO\\x\\, sulfur dioxide ("SO\\2\\"), carbon dioxide ("CO\\2\\"), mercury and chlorine. KFx plans to license K-Fuel Technology domestically and internationally to various parties wishing to construct and operate K-Fuel production facilities and, accordingly, KFx plans to earn related license fee income and product sale or production royalty income. In addition, KFx will consider negotiating for equity interests in selected K-Fuel production facilities operated by K-Fuel licensees in connection with its grant of a K-Fuel license. K-Fuel segment operations are conducted through KFx and certain of its subsidiaries. The K-Fuel segment recognized no revenues during 2001.

  Summary financial information about each segment for 2001, 2000, and 1999 follows (for additional segment information see Note 19 to the consolidated financial statements):

                                              Pegasus         K-Fuel
                                              -------         ------
                    2001
                    ----
                    Operating Revenues      $  3,003,057   $         --
                    Operating Loss          $ (3,489,709)  $ (1,599,979)
                    Total Assets            $ 10,661,823   $  2,372,218

                    2000
                    ----
                    Operating Revenues      $  1,894,994   $    229,776
                    Operating Loss          $ (4,131,294)  $ (2,216,959)
                    Total Assets            $  3,242,295   $  3,278,160

                    1999
                    ----
                    Operating Revenues      $  1,536,884   $  1,313,916
                    Operating Loss          $ (3,266,584)  $ (1,055,085)
                    Total Assets            $  3,457,574   $  9,052,687

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

  Although the Company is pursuing various international opportunities in both segments, during each of the three years ended December 31, 2001, most of the Company's operating activities were conducted domestically. However, Pegasus generated revenues from customers in Canada, China and Poland approximating $833,000, $119,000, and $224,000 in 2001, 2000, and 1999, respectively.

PEGASUS

General

  In March 1998, the Company purchased a 60% interest in Pegasus Technologies Limited ("Pegasus Limited"), an Ohio limited liability company. Pegasus Limited had developed a software technology that optimizes the performance of coal-fired electric utility boilers. Pegasus' flagship product, NeuSIGHT, provides two primary benefits: improved combustion performance and reduction in NO\\x\\ emissions. NO\\x\\ is a primary component of ground level smog. See "Market Drivers--Domestic Market." Additional benefits of NeuSIGHT include (a) improvements in boiler efficiency (heat rate), which translate into lower fuel costs, as well as lower emissions of SO\\2\\ and CO\\2\\; (b) an increase in gross generating capacity, providing more electricity for the power company to sell; (c) lower carbon in the ash waste by-product, which can convert a related waste product disposal cost into a marketable ash product; and (d) improvements in opacity, which refers to the visible exhaust discharged from an emissions stack.

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

  On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy Company ("Kennecott Energy") resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, newly authorized Pegasus 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and
(d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. Through December 31, 2001, Kennecott Energy had exercised its rights to purchase additional Pegasus Preferred Stock for $2,500,000. In addition, during 2001, KFx sold its Pegasus Preferred Stock equivalent to an approximate 16% interest to several private investors. At December 31, 2001, the ownership of Pegasus on an as converted basis was approximately as follows: KFx--51%, Pegasus founders- -16%, Kennecott Energy--17%, Evergreen Resources, Inc.--9% and other private investors--7%. Through April 10, 2002, Kennecott Energy has exercised its rights to purchase additional Pegasus Preferred Stock equivalent to a 1% as converted interest in Pegasus, for $500,000. Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at any time before March 3, 2001.
This right was not exercised and has expired.

  In July 2001, Pegasus entered into an Asset Purchase and License Agreement with Pavilion Technologies, Inc ("Pavilion"), under which Pegasus received the exclusive right to license Pavilion's Power Perfecter, CEM and EPM software to the electric utility industry. Power Perfecter is a universal, non-linear control and optimization solution that uses model-predictive control to monitor multiple variables and provide a proactive response. Power Perfecter uses a different methodology to determine optimum performance in boilers, but is considered to be a technology that is complementary to NeuSIGHT. CEM applications are customized to meet state and federal emissions monitoring using predictive emissions monitoring systems. These applications return data identical to a hardware-based analyzer but with less manual processing by the user. EPM simplifies the retrieval, collation, processing and formatting of environmental monitoring data for submittal to regulatory agencies and allows data from disparate sources to be reported in a consistent manner. Pegasus is currently developing a marketing plan for the CEM and EPM software.

  During 2001, KFx closed transactions with various parties pursuant to which KFx sold all of its preferred stock investment in Pegasus for $2,722,330, which represents an approximate 16% interest in Pegasus on an as converted basis. Included in these sales of Pegasus preferred stock were sales to Evergreen Resources, Inc. ("Evergreen"), whose Chairman is a director of KFx, for $1,500,000, two directors of KFx and KFx's Chairman, Theodore Venners, for $300,000 and a related party of KFx's Chairman for $100,000. These sales to related parties represent an as converted interest in Pegasus of approximately 11.2%.

  KFx is obligated to repurchase this preferred stock, or any other security issued with respect to this preferred stock, at a premium of 33% over the original purchase price, plus interest at an annual rate of 6% on the accreted repurchase price, at dates varying from January 31, 2002 to November 20, 2002, or earlier upon the occurrence of certain events, such as a change in control. In certain circumstances, the parties can individually elect to exchange their interest in Pegasus, with an aggregate maturity value of $3,847,562, for common stock of KFx at $3.65 per share, subject to certain adjustments, including a reduction to the then current market value upon the conversion or redemption of the Company's 6% Convertible Debentures due July 31, 2002 ("Debentures"). In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of KFx common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of the Company's Debentures. The terms of these agreements are substantially the same except that Evergreen can elect to defer the repurchase date to January 31, 2003, in which case it will receive the right to purchase from KFx an additional interest in Pegasus on similar terms, excluding additional warrants to purchase KFx common stock.

  Subsequent to December 31, 2001 through April 10, 2002, Kennecott Energy has exercised it right to purchase an additional $500,000 of Pegasus Preferred Stock. Also during 2002, KFx received 919,416 shares of Pegasus Common Stock in exchange for its guarantee of all of Pegasus' obligations relating to the Pavilion acquisition and warrants issued in conjunction with the Cinergy advance to Pegasus.

  As a result of the additional investments of Kennecott Energy in Pegasus Preferred Stock and the grant of Pegasus Common Stock to KFx subsequent to December 31, 2001, the ownership of Pegasus at April 10, 2002 is approximately as follows: KFx--52%, Pegasus founders--14%, Kennecott Energy-- 18%, Evergreen Resources, Inc.--9% and other private investors--7%.

  On March 28, 2002, the Company issued 2 million shares of KFx common stock and warrants to purchase 2.25 million shares of KFx common stock. The common stock issued is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option is exercisable upon the earlier of July 31, 2002 or upon the redemption or conversion of all of the Company's 6% Convertible Debentures due July 31, 2002. At the time the investors notify KFx of their intent to exercise the put option, KFx must repurchase the common stock at a price of $2.50 per share plus accrued interest within 100 days of notification. If two-thirds or more of the investors notify KFx of their plan to exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options within 100 days of notification, then KFx would be required to transfer its interests in Pegasus to the investors. The put option expires on December 23, 2002. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

  In connection with the March 2000 transaction, Pegasus and Kennecott Energy also formed a Colorado limited liability company, Net Power Solutions, LLC ("Net Power Solutions"), to facilitate the combined marketing, on a non-exclusive basis, of technologies, products and services that can be provided by KFx, Pegasus, Kennecott Energy and other potential parties. Pegasus and Kennecott Energy own Net Power Solutions equally. Since its formation, Net Power Solutions has been involved in various joint marketing activities involving KFx, Pegasus and Kennecott Energy, but has incurred no expenses nor generated any revenues.

  In the fourth quarter of 2000, Pegasus introduced the enhanced NeuSIGHT 2001 version of its flagship product. NeuSIGHT 2001 features simple installation and configuration that lets the user drag and drop icons onto a design platform to configure its own system. Pegasus is continually performing research and development to enhance NeuSIGHT and improve the installation process. During 2001, 2000 and 1999 Pegasus research and development expenses were approximately $655,000, $614,000 and $336,000, respectively.

  As of April 10, 2002, Pegasus has firm unfilled sales commitments (backlog) for software licenses and related installations at an estimated contract value of $7,694,000, which are generally expected to be filled within approximately the next 3-24 months. At April 13, 2001, such backlog approximated $2,522,000.

  During 2001, the following individual Pegasus clients accounted for greater than 10% each of consolidated revenues: Cinergy Corporation--39%, Ameren/Union Electric--11% and BITCO Enterprises (China)--10%. During 2000, the following individual Pegasus clients accounted for greater than 10% each of consolidated revenues: Ameren/Union Electric--30%, Dairyland Power Cooperative--18% and American Electric Power--12%. During 1999, two individual Pegasus clients accounted for greater than 10% each of consolidated revenues: Carolina Power & Light--19% and Houston Light & Power--11%.


Strategic Relationships

  In March 1999, Pegasus executed an agreement with Science Applications International Corporation ("SAIC") providing SAIC with certain exclusive rights to install NeuSIGHT software in North America, as a subcontractor to Pegasus. Under the terms of the agreement, SAIC has the right to perform NeuSIGHT installations related to Pegasus license sales that Pegasus elects not to perform with its own staff. Subject to certain termination provisions covering performance and other matters, the agreement expires after SAIC completes 30 installations of NeuSIGHT or three years, whichever occurs first. In exchange for certain services, investments and preferred billing rates by SAIC, the agreement also provides for an equal sharing between Pegasus and SAIC of a defined measure of Pegasus gross profits derived from the installation services provided by SAIC to Pegasus customers under the agreement. Through December 31, 2001, no payments by Pegasus or related accruals have been required under the profit sharing provisions of the agreement. On April 19, 2000, SAIC assigned its rights and obligations under this agreement to one of its affiliates, Data Systems & Solutions, LLC ("DS&S"), a joint venture between SAIC and Rolls Royce. Pegasus and DS&S have mutually agreed that this agreement would stay in effect after the expiration date, and Pegasus is currently utilizing the experience of DS&S engineers to perform installations of the NeuSIGHT software under time and material arrangements. Pegasus has included the costs of the installation services performed by DS&S engineers in its cost of software and services.

  During the first quarter of 2000, Pegasus entered into value added reseller agreements with Babcock & Wilcox ("B&W") and ABB Centrum ("ABB") providing for certain minimum purchases of NeuSIGHT licenses from Pegasus and providing B&W and ABB certain resale rights. Later in 2000, the B&W agreement was amended to provide only for joint marketing activities and the provision of B&W installation personnel at preferred rates. In addition, in connection with the final testing of an installation for ABB at the Jawarzno power station in Poland, various previous agreements with ABB were revised to provide ABB with the exclusive resale rights in Poland and $500,000 of minimum purchases of NeuSIGHT by February 27, 2002. No revenue has been recognized from these agreements through December 31, 2001. In January 2002, a NeuSIGHT installation project was sold by B&W under the amended agreement. This installation is in progress and is expected to be completed during 2002.

  Late in 2000, Pegasus took two steps to enter the market in the People's Republic of China ("China"). During the third quarter of 2000, Pegasus signed a letter of intent for the installation of its flagship NeuSIGHT product at four coal-fired boiler units, with a total generating capacity of 1200 megawatts, at the Xibaipo power station in China, near Beijing. In late November 2000, a firm order was received for the first of these installations, which is expected to be initiated in 2002. During the fourth quarter of 2000, Pegasus entered into a license agreement with BITCO Enterprises ("BITCO"), providing BITCO and certain affiliates with the exclusive right to market Pegasus' NeuSIGHT technology in China in exchange for a nonrefundable $300,000 fee and future license fees. Pegasus and BITCO finalized an exclusive agreement in 2001 for BITCO to license NeuSIGHT in China, provided BITCO meets certain minimum license sales during 2001 and 2002. The agreement is expected to result in the sale of five NeuSIGHT licenses during 2002 with the first order closing in the second quarter of 2002. The $300,000 nonrefundable fee was recognized as revenue during 2001.

  During 2001, Pegasus was selected as the neural network system provider for the Department of Energy ("DOE") project awarded to Tampa Electric. The DOE's funding will be from its "Power Plant Improvement Initiative", a congressionally directed effort. This project is one of eight "showcase" projects selected from 24 proposals submitted to the DOE in early 2001. The intent of this project is to test and demonstrate a leading edge, artificial intelligence based, sootblowing system in conjunction with state-of-the-art controls and instrumentation, to reduce NOx and PM emissions while concurrently optimizing the operation of a utility boiler. Pegasus' research and development efforts with respect to developing this sootblowing system will be partially reimbursed through this DOE initiative.

  In September 2001, Pegasus entered into an agreement with Alstom Power Customer Services China ("Alstom China") for Alstom China to have the exclusive right to license Power Perfecter in China. In October 2001, Alstom China sold the first Power Perfecter installation project under this agreement.

  In December 2001, Pegasus entered into a two-year value-added reseller agreement with ABB South Africa, part of the global power and automation technology group, for ABB South Africa to be a reseller of Pegasus combustion optimization products. This is the first such reseller agreement entered into by Pegasus for the South African market.

  In early 2002, Pegasus and ABB Inc. entered into a value-added reseller agreement for Pegasus' combustion optimization solutions in the United States. ABB Inc. will offer integrated Pegasus applications with ABB's Industrial IT(TM) solutions for combustion management optimization, including carbon-in-ash sensors, performance monitoring, coal flow monitoring, and ABB distributed control systems.

  Pegasus will pursue additional value-added reseller and similar arrangements with appropriate parties as a means to quickly and cost effectively gain access to potentialcustomers, particularly in foreign countries.

Intellectual Property

  NeuSIGHT utilizes a neural network technology licensed from a wholly-owned subsidiary of CA under an agreement which, among other terms, grants Pegasus a perpetual, irrevocable, world-wide, exclusive right and license for use in process monitoring and control applications in the electric utilities industry. Payments are made to CA for each neural network license sold, one of which is required for each NeuSIGHT installation. Through August 1999, CA was also a 15% owner of Pegasus, at which time CA sold such interest to KFx in exchange for 527,000 common shares of KFx; see Note 13 to the consolidated financial statements. The programming code that constitutes NeuSIGHT is a trade secret.

  Power Perfecter is a universal, non-linear control and optimization solution that uses model-predictive control to monitor multiple variables and provide a proactive response. Power Perfecter uses a different methodology to determine optimum performance in boilers, but is considered to be a technology that is complementary to NeuSIGHT. Pegasus received the exclusive right to license Pavilion's Power Perfecter under an Asset Purchase and License Agreement with Pavilion dated July 31, 2001.


Competition

  Pegasus faces direct competition from approximately three companies that offer software products providing combustion optimization benefits to the electric power industry. In addition, Pegasus faces indirect competition from a similar number of companies that offer control systems used to operate utility boiler units, which contain certain combustion optimization features. Management believes the NeuSIGHT and Power Perfecter software solution offers several competitive advantages over competitors' offerings. Most significantly, in a survey completed in December 1998 by Resource Data International, a subsidiary of the Financial Times, NeuSIGHT has been documented as providing greater benefits than competing products in the areas of NO\\x\\ reduction and heat rate improvement. In addition, NeuSIGHT and Power Perfecter have demonstrated an ability to operate in closed-loop supervisory mode for extended time periods without intervention.

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


K-FUEL TECHNOLOGY

General

  The K-Fuel Technology is comprised of three groups, or series, of patents, all of which involve the use of heat and pressure to upgrade low rank coal and other carbonaceous feedstocks into a boiler fuel. The Series "A" and Series "B" Technology patents are based on hot gas and steam heat-transfer media, respectively, in direct contact with the feedstock for heat transfer and beneficiation. The Series "C" Technology patents are based on a nitrogen gas atmosphere and an indirect hot-oil heat transfer system medium. The principal difference between the Series "A" and "B" Technologies and the Series "C" Technology is that Series "C" Technology is based on a more simplified design with respect to the manufacturing equipment and facilities, resulting in lower capital costs. Each of the three series of patents is regarded as having improved operating efficiency and economics over the previous series. The K-Fuel, LLC joint venture with Kennecott Energy has developed further improvements in the Series "C" Technology, which are expected to be used in future K-Fuel manufacturing facilities. See "Strategic Relationships--Kennecott Energy Company" in this section. Further research may result in viable improvements to one or more of the three patent series. The Company expects the Series "C" Technology to be primarily used for coal fuel product-manufacturing facilities. The Series "A" and "B" Technologies can be used for coal fuel product facilities, as well as renewable resource fuel product manufacturing facilities (e.g., bagasse, municipal solid waste, sludge and wood waste). The Series "A" and "B" Technology patents were developed by Edward Koppelman and assigned to a predecessor of the Company under a 1984 research and development contract (the "R&D Contract") with the Company. The Company purchased the Series "C" Technology patent directly from Mr. Koppelman after completion of the R&D Contract in 1995 for $1.3 million. The Company is currently focusing its commercialization efforts on the development of projects for the manufacture of coal fuel product using the Series "C" Technology. The Series "A" and "B" Technology patents are approaching expiration, but because these patents covered earlier versions of the technology, management does not believe that expiration of the patents will have a material adverse effect on the Company or the value of the Series "C" Technology due to the superior performance observed by employing the Series "C" Technology and the K-Fuel, LLC improvements. To date, one commercial-scale K-Fuel manufacturing facility has been constructed, which began operations in April 1998 and suspended operations in June 1999 (see "Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners" in this section). The development of future K-Fuel manufacturing facilities is expected to result primarily from the K-Fuel, LLC joint venture with Kennecott Energy. See "Strategic Relationships--Kennecott Energy Company" in this section.

  In the Series "C" Technology process, raw coal is crushed and screened before it is introduced into a steel alloy processing vessel that is then pressurized and heated indirectly using vertical tube heat exchangers. Nitrogen, serving as an inert, non-oxidizing heat-transfer medium, is admitted to the tube side of the processing vessel at a pressure of approximately 125 pounds per square inch ("psi"). After the nitrogen is inserted, it picks up heat from the walls of the tube and gradually expands to approximately 800 psi. Water is released from the coal during this expansion period. When the temperature in the tubes reaches in excess of 520 degrees Fahrenheit, any water remaining in the coal turns to steam and continues to process the raw coal. When the temperature of the coal reaches approximately 650 to 740 degrees Fahrenheit, the process is complete. The process takes 30 to 40 minutes to complete from initial loading of the raw coal into the processing vessels to final discharge of finished K-Fuel product.

  The principal benefit of the K-Fuel Technology in the United States is that the fuel produced from the process can facilitate the efforts of electric power producers, manufacturers and other large-scale users of coal to meet the clean air standards imposed by the CAA. Based on various independent and Company analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of NO\\x\\, SO\\2\\, CO\\2\\, mercury and chlorine. K-Fuel is the first beneficiated coal product that has not exhibited significantly greater tendency for spontaneous combustion than run-of-mine Powder River Basin ("PRB") coal. In addition, K-Fuel has been demonstrated to increase gross power generation, reduce fuel-pulverizing requirements, blend well with other coals and flow well through coal handling systems. K-Fuel has exhibited a level of dustiness that requires the use of dust suppression equipment on site at most domestic coal-fired power plants.

  In May 1998, the Southern Research Institute conducted a test burn of approximately 10 tons of K-Fuel, which was also overseen by a technical services affiliate of Kennecott Energy. The results of this test burn are summarized in the table below:

                                                        Emissions (ppm)
                                      Btu        (Corrected to 3% O2 Dry Basis)
                                                 ------------------------------
                                 (As Received)     NO\\x\\           SO\\x\\
                                 -------------   ----------        ------------
K-Fuel......................         11,703         142                173
Dry Fork Subbituminous......          8,903         172                215
Lone Mountain Bituminous....         13,315         265                530


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

  The next step in product development is to build a demonstration plant for the Series "C" Technology that is capable of producing test burn quantities of K-Fuel. This will allow utilities to test burn the fuel. The Company is currently soliciting industry partners for this demonstration project. The Company is not obligated to find partners or build a test burn demonstration plant, but considers this the next logical step in the development of a commercial plant.

  One of the Company's subsidiaries, KFx Technology, Inc., ("KFxT") has performed research and development services related to the K-Fuel Technology under a contract with Western Research Institute ("WRI"), a non-profit research organization based in Laramie, Wyoming. Work under the most recent contract with WRI has been completed and there is no commitment for an additional contract from WRI or other potential customers of KFxT. Accordingly, the KFxT staff was reduced in the first quarter of 2001, pending identification of other contracts with WRI or other parties. As needs to research particular areas of the K-Fuel Technology are developed, contracts are separately negotiated and performed with WRI. This revenue is intermittent and a new project may not be done each year. During 2001, no revenues were generated from such contracts. During 2000 and 1999, revenues from such contracts approximated $230,000 and $117,000, respectively. Excluding depreciation, the costs under such contracts approximated the related revenues and totaled $-0-, $230,000, and $117,000 in 2001, 2000, and 1999, respectively.

Strategic Relationships

Kennecott Energy Company and K-Fuel, LLC

  In April 1996, the Company entered into a joint venture agreement (the "Kennecott Agreement") with a wholly-owned subsidiary of Kennecott Energy. The joint venture, a Delaware limited liability company named K-Fuel, L.L.C. ("K-Fuel, LLC"), is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Any Commercial Projects will be constructed by separate entities in which Kennecott Energy, the Company, both or third parties will have an equity interest and which will be granted a sublicense from K-Fuel, LLC, for the K-Fuel Technology. In 1996, Kennecott Energy paid a fee of $1,000,000 to the Company to enter into the K-Fuel, LLC joint venture. In June 1999, in connection with certain amendments to the Kennecott Agreement, Kennecott Energy purchased a K-Fuel license and paid KFx an initial license fee of $1,000,000 for a minimum plant size of 666,667 tons of annual capacity to be located at a site of its choice. This license is expandable to a larger capacity plant, upon the payment of additional initial license fees. In addition, Kennecott Energy paid to KFx an additional $1,000,000, which KFx invested in K-Fuel, LLC to support the next phase of K-Fuel commercialization, as required by the June 1999 amendments to the Kennecott Agreement. Any technology, related to the Company's technology, developed through the work plan funded by the $1,000,000 investment in K-Fuel, LLC, will be owned by Kennecott Energy and licensed free of charge to K-Fuel, LLC. The non-refundable payment related to the K-Fuel license accounted for 35% of the Company's consolidated revenues in 1999. The Company has no future obligations relating to this payment from Kennecott Energy or the construction of a K-Fuel plant.

  Under the work plan funded by the June 1999 investment in K-Fuel, LLC, an improved K-Fuel process was demonstrated in late 2000, as announced in early February 2001. The principal differences from the K-Fuel Series "C" Technology process previously used are continuous operations, lower temperatures, and the absence of superheat from the system. The resulting product, which in the tests was produced from Powder River Basin ("PRB") coals, is low in SO\\2\\, NO\\x\\, mercury and chlorine, similar to K-Fuel. Analysis from this work plan indicates that an improved process can possibly be designed to produce the new fuel within potentially attractive economic constraints and that the K-Fuel production process proposed as a result of the project should be more reliable than was the KFP Facility when operated by Thermo Ecotek Corporation (See "Strategic Relationships--Thermo Ecotek Corporation and KFx Fuel Partners" in this section) and have lower capital and operating costs than any previous K-Fuel plant design.

  The heating value of the new fuel as tested is approximately 11,200 to 11,600 Btu's per pound. Upon combustion, the new fuel produces approximately 20% lower NO\\x\\ emissions and lower mercury emissions, as compared to the PRB feedstock coal (already the lowest mercury content coal naturally available), and SO\\2\\ emissions well below the 1.0 lb per million Btu limit contained in Phase II of the CAA.

  In addition, K-Fuel, LLC is pursuing the possible advantages to blending the new product and raw PRB coal. The dust and self-heating behaviors of a blend of the new product and raw PRB coal appear to be similar to raw PRB coal, without the need for oil or other treatment. The blend retains proportional NO\\x\\, SO\\2\\ and mercury reduction benefits. Therefore a commercial plant for the new product may be leveraged to provide considerably higher volumes of blended product for the market place.

  K-Fuel, LLC is conducting studies concerning appropriate means to further test the new process and design facilities for production. As of March 29, 2002, there were no commitments to construct any K-Fuel plants.

  Initially, the Company has a 51% interest in K-Fuel, LLC and Kennecott Energy has a 49% interest, except to the extent of certain research and development and amortization expenses, which per the Agreement are allocated 100% to Kennecott Energy. At the time that Kennecott Energy places into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, Kennecott Energy will obtain a 51% interest in K-Fuel, LLC and the Company's interest will be reduced to 49%. In connection with an amendment to the Agreement executed in June 1999, Kennecott Energy paid to KFx a $1,000,000 K-Fuel license fee, which was recorded as license fee revenue on the statement of operations, and an additional $1,000,000 that, in accordance with the amendment, was invested in K-Fuel, LLC to fund future development activities associated with the next phase of K-Fuel commercialization. The additional $1,000,000 was recorded as an addition to investment in K-Fuel, LLC and deferred income. During 2001, 2000, and 1999 K-Fuel, LLC incurred related research and development costs totaling approximately $347,000, $482,000 and $23,000, respectively.

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

Thermo Ecotek Corporation and KFx Fuel Partners

  In August 1995, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), with Thermo Ecotek Corporation ("TCK"), a Massachusetts corporation. At that time the Company and TCK also entered into a separate agreement to construct and operate a 500,000 TPY commercial-scale K-Fuel production facility.

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

  In August 1995, the Company and TCK, acting through respective wholly-owned subsidiaries, formed KFx Fuel Partners, L.P., a Delaware limited partnership ("KFP") and began construction of a 500,000 TPY K-Fuel production facility (the "KFP Facility") near Gillette, Wyoming, using the Company's Series "C" Technology. The Company owned a 5% interest in KFP, with the remaining 95% owned by TCK. TCK was the managing general partner for KFP.

  Construction of the KFP Facility was completed and KFP began operations at the KFP Facility in April 1998 and completed a successful test burn in May 1998 and a successful commercial burn in February 1999, as discussed above. The KFP facility operated and produced commercially salable product in 1998 and 1999 and KFP addressed certain problems previously encountered, including a 1996 fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure release equipment. Nevertheless, KFP continued to experience certain problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. On May 24, 1999, TCK announced that in connection with certain strategic restructuring decisions made by TCK and its parent, Thermo Electron Corporation, it had decided to hold for sale its investment in the KFP Facility and record charges related thereto. Further, TCK in June 1999 suspended operations at the KFP Facility and K-Fuel is not currently being produced.

  As of May 9, 2000, the Company finalized a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility. Pursuant to these agreements (a) a subsidiary of Black Hills Corporation ("BKH") purchased the KFP Facility and received 2 million shares of KFx Common Stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which, through April 12, 2002, BKH has declined to exercise), and KFx granted BKH a warrant to purchase 1,300,000 shares of KFx Common Stock at $3.65 per share, subject to certain adjustments, (c) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for $100,000 in cash, $150,000 in proceeds of an unsecured note payable to TCK on June 10, 2000, and future cash payments estimated at $1,400,000 (all of which were received by August 3, 2000), (d) KFx received certain real and personal property from TCK, (e) TCK sold the remaining 2,250,000 shares of KFx Common Stock it owned to private investors and canceled the warrants it held to purchase a control position in KFx's Common Stock. The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1,800,000, to the $1,500,000 expected cash proceeds to KFx. In addition, the estimated $2,200,000 value of the warrants issued to BKH at the closing on May 9, 2000 was charged to expense effective December 31, 1999. These amounts were recorded as non-operating impairment losses in the statement of operations in 1999 based on the fact that the assets sold were no longer in operation, but instead were held for disposal.

  The Company has no ownership interest in the KFP Facility and has no obligation to fund any capital or other costs necessary for its restart. The Company would, however, be entitled to royalty payments upon the successful restart of the plant and production of K-Fuel.

Patents, Licenses, and Royalty Agreements

  The Company has patents or patent applications for the K-Fuel Technology registered in the United States and over 40 foreign countries, including all major industrialized countries that either have significant reserves of high-moisture lignite or subbituminous coal, or that are readily accessible to such reserves via large-scale transportation infrastructure (primarily ocean barge vessels). Included in the patent collection are applications for patents developed by the Company and seven patents and patent applications developed by K-Fuel, LLC, which were originally assigned by the inventors to the Company. The Company has assigned the United States counterparts to K-Fuel, LLC. The assignment has no effect on the sharing of license fees and royalties for these seven patents and patent applications.

  The only licenses the Company has granted for use of the K-Fuel Technology are to the KFP Facility (Series "C" Technology), K-Fuel, LLC (Series "C" Technology), and Heartland Fuels Corporation ("HFC") (Series "A" and "B" Technologies). The Company owns 85% of the common stock of HFC, and as a condition of the Kennecott Agreement, the Company caused HFC to grant to K-Fuel, LLC an exclusive sublicense to the Series "A" and "B" Technologies.

  A predecessor entity of the Company acquired the Series "A" and "B" Technologies from Edward Koppelman and other investors (the "Koppelman Group") in 1984 for $10 million in cash and a royalty agreement. In June 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the amended agreement, Mr. Koppelman's royalty is now 25 percent of the Company's worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. As consideration for the royalty amendment agreement, in June 1996, the Company paid Mr. Koppelman $300,000 cash and issued a promissory note for $200,000; see Note 8 to the consolidated financial statements. The resulting $500,000 prepaid royalty is amortized as licenses to K-Fuel Technology are sold. Also as part of the royalty agreement, Mr. Koppelman indemnified the Company for any claims made by the Koppelman Group. During 2001, the Company reacquired the 12% patent interest held by the State of Wyoming for a cash payment approximating $1,162,000.

  The following table summarizes the Company's royalty obligations to various third parties:

                                                                         Expiration Date or
  Royalty Obligation                 United States     International     Maximum Amount
  ------------------                 -------------     -------------     --------------
  Estate of Edward Koppelman.......  25 Percent        25 Percent        $75,222,000
  Fort Union Ltd...................  20 Percent/(1)/   Canada, Mexico    Earlier of cumulative
                                                                         royalties paid of
                                                                         $  1,500,000 or
                                                                         September 15, 2015
  Ohio Valley Electric.............  0.5 Percent/(2)/  NA--None          None

  /(1)/ Applies to royalties only and is also applicable to any production in Canada or Mexico.
  /(2)/ Applies to revenues derived from the sale of K-Fuel only, excluding the KFP Facility.

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

  In the United States market, the Company must also compete with other naturally low-sulfur coals. Also, SO\\2\\ emission credits ("emission credits") allow non-compliance users of higher sulfur coal to bundle coal purchases with these emission credits to meet the CAA requirements. During Phase I of the CAA, which began January 1, 1995, the majority of affected boiler units achieved compliance by switching to lower sulfur fuels rather than installing flue gas
desulfurization equipment ("FGDs" or "scrubbers").   An over-compliance
situation developed in Phase I of the CAA, resulting in an abundant supply of emission credits in the U.S. market. Similarly, during the first two years of Phase II of the CAA, which began January 1, 2000, utilities have largely chosen to rely on banked emission credits obtained during Phase I, as well as additional fuel switching. As a result of fuel switching, existing supplies of naturally low-sulfur coal are continually being depleted. The extent of the use of scrubbers, versus additional fuel switching, including the impact on the demand for K-Fuel and NeuSIGHT, will depend on a number of factors, including final EPA rulings on small particulates ("PM2.5") and regional haze and the outcome of a number of pending lawsuits regarding certain aspects of the CAA. The ultimate impact of these factors on the demand for K-Fuel, NeuSIGHT and other related technologies, products and services that the Company may offer in the future is not clearly determinable.

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

MARKET DRIVERS

Domestic Market

  There are two primary market drivers for the Pegasus software and K-Fuel Technology solutions offered by the Company. For a number of years various regulations and other requirements have placed increasingly stringent standards on the air emissions generated by the electric power generation industry and others. In addition, as the power industry undergoes the rigors of deregulation and is transformed into a market-driven highly competitive industry, there will be increasing pressure to meet such air emission standards in more cost effective ways as well as to improve the overall cost efficiency of electric power generation.

Air Emission Standards

  The CAA has been the primary historical stimulus for the developing United States market for beneficiated clean coal fuel products, such as K-Fuel, and for combustion optimization products, such as NeuSIGHT and Power Perfecter. Specifically, Title IV of the CAA requires electric utilities to reduce emissions of NO\\x\\ and SO\\2\\.

  In September 1998, the United States Environmental Protection Agency ("EPA") issued a rule requiring 22 Midwestern and Southern states and the District of Columbia to prepare implementation plans to reduce current allowed levels of NO\\x\\ by approximately 85% (the "SIP Call"). NO\\x\\ is a primary component in ground-level smog and is also a contributor to acid rain. Coal-fired electric utility power plants are widely considered to be the most likely targets to achieve the required reductions in NO\\x\\. Challenges to the EPA's SIP Call resulted in a May 1999 federal appeals court action that effectively suspended the SIP Call pending further review. Subsequently, a March 3, 2000 federal appeals court mostly affirmed EPA's SIP Call, although the number of states included has been reduced to 19. Implementation of the SIP Call will commence in the 2004 ozone season (May through December), which will include a regional NO\\x\\ trading program, in essence an expansion of the Ozone Transport Commission ("OTC") trading program already in place in 11 northeastern states. While early compliance with the OTC trading program, which commenced in 1999, was achieved largely through a combination of environmental dispatch of natural gas-fired power generating stations (and a consequent reduction in the operations of coal-fired stations), compliance with the more stringent 2003 reduction requirements is generally expected to require a significant investment in emission control technologies. Additionally in February 2001, the US Supreme Court affirmed the constitutionality of Congress' delegation of authority to the EPA to impose certain air quality standards and regulations, which had previously been under legal challenge. Although the ultimate impact of the SIP Call and other air quality regulations on the demand for K-Fuel and Pegasus software is not clearly determinable, management believes it will create demand for these and other related technologies, as well as related products and services that the Company may offer in the future.

  Pegasus software has been demonstrated to typically reduce NO\\x\\ by 10% to 40%. K-Fuel Technology can also reduce NO\\x\\ emissions (when using PRB coal as the feedstock) as compared to typical eastern coals by levels approximating 25%, as indicated in the February 1999 commercial burn. Through the combination of Pegasus software and K-Fuel, management believes that the Company is in a unique position to assist the electric power generation industry in achieving required reductions in NO\\x\\ more cost effectively than various other solutions, some of which are highly capital intensive and also can add significant operating costs.

  Title IV of the CAA specifies a two-phase implementation schedule that primarily targets electric utility companies with annual generating capacities in excess of 25 megawatts ("MW"). Phase I implementation began on January 1, 1995, and affected 110 large, high-emission generating plants in 21 states (primarily in the industrial Midwest). The emissions limit for these plants during Phase I was 2.5 lbs. SO\\2\\ per million Btu ("MMBtu") of heat output. Phase II, which began January 1, 2000, is more broadly sweeping than Phase I, generally expected to impact more than 2,000 fossil fuel-fired electric generating units in 48 states. The effective SO\\2\\ emission rate limitation under Phase II is reduced to 1.2 lbs. SO\\2\\ per MMBtu. When using Wyoming PRB coal as feedstock material, the K-Fuel Technology produces a fuel product that has an SO\\2\\ emission rate of approximately 0.7 to 1.0 lbs. SO\\2\\ per MMBtu. NeuSIGHT also produces reductions in SO\\2\\ as a byproduct of heat rate improvements and combustion optimization. Although the ultimate impact of the implementation of Phase II of the CAA on the demand for K-Fuel, NeuSIGHT and Power Perfecter is not clearly determinable, management believes it will create demand for these and other related technologies, as well as products and services that the Company may offer in the future.

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

  The combustion characteristics of cyclone furnace boilers, a common boiler type of Midwestern utilities originally designed to burn high-sulfur Midwestern coal, are particularly well suited to the K-Fuel product manufactured from PRB coal. As reported by the U.S. Department of Energy, the total domestic market for coal fuel is approximately 1 billion TPY, of which electric utility companies use the majority of the tonnage (approximately 85%). Coal-fired electricity generation currently accounts for approximately 54% of the nation's total electricity supply. The Company has estimated, based on published utility coal consumption data and responses to Phase I and Phase II requirements of the CAA, that a market of approximately 100 to 150 million TPY of clean coal fuel products will develop over approximately the next ten years. Any amendments to the CAA that reduce the specified limits on industrial SO\\2\\ emissions would likely negatively impact the potential size of the market and the domestic growth prospects of the Company.

  In addition to the electric utility industry, the Company believes there is potential for a market for K-Fuel and Pegasus software with manufacturers and other large-scale industrial coal users that are either subject to the NO\\x\\ and SO\\2\\ provisions of the CAA or that desire to improve their fuel combustion performance. Fuel combustion performance is becoming more important to electric utilities and others because of the need to cut costs and become more efficient in an increasingly competitive market environment.

  CO\\2\\ is widely considered to be a primary component of greenhouse gases that have given rise to worldwide concerns of global warming. The December 1997 Kyoto Protocol to the United Nations

Framework Convention on Climate Change ("Kyoto Protocol") targets CO2 and certain other greenhouse gas emissions for aggressive reduction in the years 2008 to 2012. In addition, the Kyoto Protocol notes electric power generation as one of the specific industry sectors that should be reviewed to achieve the targeted reductions. A very important by-product of the efficiency gains at electric power generation boiler units achievable through the use of Pegasus software and/or K-Fuel is a corresponding reduction in the level of CO\\2\\. Management believes that the level of CO\\2\\ reduction available through the use of Pegasus software and K-Fuel approximates up to 5% and 6%, respectively. As of April 13, 2002, approximately 84 countries, including the European Community, have signed the Kyoto Protocol and approximately 51 have ratified or acceded it. Although the United States signed the Kyoto Protocol in December 1998, it has not been ratified by the United States Senate, as would be required to be applicable in the United States. In addition, the Bush Administration has indicated that it does not support signing the Kyoto Protocol or the regulation of emissions of CO\\2\\ in the near term. The Company is not able to predict the impact that such United States ratification of the Kyoto Protocol, or lack thereof, could have on the demand for K-Fuel, NeuSIGHT and Power Perfecter. Nevertheless, initiatives such as the Kyoto Protocol, targeted at reducing CO\\2\\ and other greenhouse gases, are expected to continue to progress and create additional demand for alternatives to achieve significant reductions in such emissions.

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

  Significant disruptions in the supply of power and very high power rates experienced in California have been widely attributed to the State of California's deregulation of its power industry. A certain level of resulting negative public sentiment toward deregulation of the domestic power industry may slow the deregulation process in certain states. Nevertheless, the difficulties in California have been mostly attributed to a poorly designed deregulation process. Accordingly, management believes that the deregulation of the domestic power industry will continue.

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

  The need for these expense reductions by power generating companies to remain competitive in the deregulated market comes at a time when EPA regulations are causing the power generation industry to consider further capital investment in plants to achieve emissions compliance. Management believes that power-generating companies will look for solutions, such as Pegasus software and K-Fuel, to reduce these capital investments, cut operating costs and run their plants more efficiently.

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


FOREIGN MARKETS

  The international coal-fired power generation industry is approximately four times the size of the United States coal-fired power generation industry. The Company's objective, with respect to international opportunities for K-Fuel, is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant coal reserves can be utilized in conjunction with the K-Fuel Technology to develop a value-added export product. The principal benefit of the K-Fuel Technology in foreign markets is that low-rank indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either in internal markets or for export. The Company has international commercialization opportunities related to K-Fuel in Indonesia and Turkey, although they are not currently active.

  In addition, although management expects to initially concentrate its marketing and sales efforts with respect to Pegasus domestically, for reasons similar to those cited above relative to K-Fuel and certain of the United States market drivers, management believes there is significant market potential for Pegasus software and related products internationally. Pegasus currently derives certain revenues from Canada, China and Poland and has a value-added reseller agreement in place for sales into South Africa. See "Pegasus--Strategic Relationships" above.


CHARCO REDONDO, LLC

  In December 1997, the Company purchased a 12.6% interest in Charco Redondo, LLC, a Texas limited liability company ("Charco"), for $629,000.

  Charco was formed to develop and complete a project intended to demonstrate the effectiveness of Synthetic Energy Corporation's ("Synthetic") patented process, which uses mining techniques in connection with superheated steam and moderate pressure to mobilize crude oil that otherwise cannot be produced by conventional techniques. The technology licensed to Charco is based on patents held by John A. Masek (the "Masek Technology"). Charco has an exclusive sublicense to use the Masek Technology in a four-county area of Texas (the "AMI"), which is believed to have reservoirs containing approximately 1 billion barrels of crude oil, which would be appropriate targets for application of the Masek Technology. The pilot project (the "Charco Pilot Project") has been conducted on a mineral lease covering approximately 1800 acres in southern Texas (the "Charco Redondo Lease"). Drilling, completion and start-up activities were completed late in the second quarter of 1998 and injection operations were conducted for five months until December 1998, when the pilot project was shut down because of depressed crude oil prices even though daily oil production was increasing. The Charco Pilot Project achieved its initial objectives of demonstrating the technical and operational feasibility of the Masek Technology. Charco is pursuing further improvements to the technology. KFx and Charco have undertaken efforts to obtain approximately $5 million of outside financing to further develop the Charco Redondo Lease. The Company has no obligations to provide any funding for the development of the Charco Redondo Lease. Although the Company believes the Charco Redondo Lease has significant potential, based on (a) the need for the Company to focus its efforts and limited financial resources on its K-Fuel and Pegasus business segments and (b) the inability to obtain the necessary outside financing to date, the Company recorded a permanent impairment write-off for its investment in Charco Redondo as of December 31, 2000. Efforts to obtain financing will continue and the Company will consider alternatives to dispose of its investment.

  The Company also entered into an option agreement with Synthetic with respect to the use of the Masek Technology outside the AMI. The option agreement provides that the Company and Synthetic will form a joint venture to be owned 55% by the Company and 45% by Synthetic. The option will expire when commercial production, defined as 1,500 barrels of oil per day, is attained in 60 out of 70 consecutive days. During that time, the Company has the right to exercise its option by paying Synthetic $1,900,000. As noted above, the initial objectives were attained during the pilot phase; however, the production levels were significantly below the commercial level of 1,500 barrels per day, which we believe will not be attained without additional investments in the project.


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

Pegasus

  The operations of Pegasus are not significantly impacted by governmental regulation with respect to the development and delivery of NeuSIGHT, Power Perfecter, CEM, EPM and related software products and services.


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


EMPLOYEES

  The Company currently has approximately 42 full-time employees, six of whom work in the areas of corporate and K-Fuel marketing, finance, and administration, and the operation of the K-Fuel demonstration plant and laboratory and 36 of whom work at Pegasus in the areas of sales and marketing, software development, software implementation, finance, and administration. The Company considers its relations with all employees to be good.


RISK FACTORS

Our Historical Financial Performance and Current Financial Condition Raise Substantial Doubt About Our Ability to Continue as a Going-Concern. We Need Additional Capital to Fund Our Business, to Make Installment Payments Due on the Acquisition of the Pavilion Power Optimization Division, to Pay Interest, Premium and Principal, at Maturity on July 31, 2002, on Our 6% Convertible Debentures and to Repurchase Pegasus Preferred Stock Sold to Private Investors During 2001

  We require substantial working capital to fund our business. At December 31, 2001, we had a working capital deficit of $17,402,398, an accumulated deficit of approximately $86,268,000 and a stockholders' deficit of approximately $14,103,000. We have incurred losses approximating $15,177,000, $12,290,000 and $12,730,000 in 2001, 2000 and 1999, respectively. We have experienced negative operating cash flow approximating $6,738,000, $5,151,000 and $3,458,000 in 2001,
2000 and 1999, respectively.   We expect to incur net losses and negative
operating cash flows in 2002. We cannot assure you that we will ever achieve profitability, or be able to generate earnings sufficient to meet our interest and principal payment obligations. As a result, we have been and continue to be very dependent on strategic relationships, sales of our debt and equity securities and short-term loans from our directors and third parties to fund the operating costs associated with our businesses.

  The opinion to our consolidated financial statements contains an explanatory paragraph regarding our ability to continue as a going concern. Accordingly, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our historical financial performance, obligations coming due over the next 12 months and the need for additional financing to fund planned growth in the business raise substantial doubt about whether the Company can continue as a going concern.

  By selling our 6% convertible debentures in July 1997, we incurred $17,000,000 in principal amount of indebtedness. Through April 10, 2002, holders of $12,990,000 in principal amount of these debentures have exercised their conversion rights and converted their debentures into 4,134,089 shares of KFx Common Stock. At April 10, 2002, the outstanding principal amount of these debentures totaled $4,010,000. If the debentures are not converted into common stock before they mature on July 31, 2002, interest at an annual rate of 6% plus a maturity premium of 12%, for a total of $601,500 will also be due at that time. Due to our need for cash and the current restraints on our ability to raise capital, it is currently unlikely that these obligations will be satisfied.

  As of December 31, 2001, a total of $5,000,000 was due to Pavilion during 2002 for installment payments on the purchase of the Power Optimization Division. In March 2002, the Asset Purchase and License Agreement was amended to reduce total remaining purchase price payments to $4,500,000, with the entire payment due by March 28, 2002. On March 28, 2002, the Company issued 2 million shares of common stock at a price of $2.50 per share and a warrant, expiring eight years after the date of issuance, exercisable for 2.25 million shares of KFx common stock, at a price of $2.75 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $5 million. The common stock issued is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option is exercisable upon the earlier of July 31, 2002 or upon the redemption or conversion of all of the Convertible Debentures. At the time the investors notify KFx of their intent to exercise the put option, KFx must repurchase the common stock at a price of $2.50 per share plus accrued interest ("Redemption Value") within 100 days of notification. Interest for purposes of redemption accrues at the rate of 9% per annum, beginning upon the original issuance date and ceases on the date on which the common stock is repurchased. If two-thirds or more of the investors notify KFx of their plan to exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options within 100 days of notification, then KFx would be required to transfer its interests in Pegasus to the investors. The put option expires on December 23, 2002. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors. Per the terms of the investment agreement the proceeds of this investment were first used to complete the payments of the remaining purchase price for the Pavilion Power Optimization Division acquisition.

  During 2001, the Company closed transactions with various parties pursuant to which KFx sold all of its Pegasus Preferred Stock, which represents an approximate 16.0% interest in Pegasus on an as converted basis. KFx is obligated to repurchase these shares one year after the sale. Based on the terms of these sales of Pegasus Preferred Stock the obligation to repurchase has been classified as debt in the December 31, 2001 balance sheet. The total amount needed to repurchase these shares during 2002 is $3,847,562.

  We will require substantial amounts of cash to fund scheduled payments of principal, interest and maturity premium on our 6% convertible debentures and to satisfy the obligations to repurchase the Pegasus Preferred Stock that was sold to private investors in 2001. In addition, substantial cash will be required to fund working capital requirements and capital expenditures. We may also need substantial amounts of cash to repurchase redeemable common stock and the common shares that could be put back to the Company under the terms of the March 28, 2002 agreement to sell common stock. We will be required to raise additional funds through public or private financings, strategic relationships or other arrangements. We currently do not have any commitments with respect to any funding. We cannot be assured that such additional funding will be available at all or on terms satisfactory to us. A lack of adequate financing may adversely affect our ability to:

  . make necessary interest and principal payments on our indebtedness; . satisfy our obligation to repurchase Pegasus Preferred Stock;
  . respond to changing business and economic conditions and competitive pressures;
  . absorb negative operating results; or . fund capital expenditures or increased working capital requirements.

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

We may be required to sell our interest in Pegasus if more than two-thirds of the outstanding put options held by some of our investors are exercised at one time and we are unable to secure the necessary funding to satisfy those options within the time permitted.

  On March 28, 2002, we issued 2 million shares of our common stock and warrants to purchase 2.25 million shares of our common stock. The common stock issued is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option is exercisable upon the earlier of July 31, 2002 or upon the redemption or conversion of all of the Company's 6% Convertible Debentures due July 31, 2002. At the time the investors notify us of their intent to exercise the put option, we must repurchase the common stock at a price of $2.50 per share plus accrued interest within 100 days of notification. If two-thirds or more of the investors notify us of their plan to exercise their put option and we are unable to secure the necessary funding to satisfy these exercised put options within 100 days of notification, then we would be required to transfer our interests in Pegasus to the investors. The put option expires on December 23, 2002. Until the put option expires, we are precluded from issuing, selling, transferring or pledging any of our interests in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

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

We Have Contractual Limitations on Our Ability to Secure Additional Funding

  Our ability to secure additional financing is limited by the terms of the indenture related to our 6% convertible debentures, which precludes secured borrowings, except in limited circumstances, limits unsecured borrowings, causes additional dilution to our shareholders if we sell our own equity securities at prices below the $2.50 per share conversion price of the debentures, limits our ability to sell assets and enter into merger agreements and places various other restrictions on our ability to raise debt or equity capital. Our ability to secure additional financing is also limited by the fact that, until the put option relating to the March 28, 2002 sale of common stock expires, we are precluded from issuing, selling, transferring or pledging any of our interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors who purchased KFx common stock on March 28, 2002, as stated above.

We Rely on Strategic Partners

  Kennecott Energy has been a strategic partner in the development of K-Fuel technology since early 1996 and also became a strategic partner in Pegasus in early 2000. Our success will depend upon our ability to maintain existing strategic relationships with Kennecott Energy and others and develope and maintain additional relationships for the further development of our technologies. We are and will continue to be dependent upon our strategic partners to, among other things, fund the operations of the partnerships or the joint venture entities in which we own interests and to provide necessary technical, operational, personnel and other resources. While each of our strategic partners has an economic motivation to further the development of their respective joint ventures or projects with us, the amount of time and resources devoted to such joint ventures or projects will be controlled by our strategic partners and not by us. A decline in the financial prospects of a particular strategic partner could adversely affect such partner's commitment to a joint venture, which could materially harm us. Moreover, joint ventures or similar arrangements require us to have financial and other arrangements to meet our commitments to the joint ventures. We cannot assure you that we will be able to maintain existing strategic relationships, develope or maintain additional strategic relationships, meet our commitments with respect to our joint ventures or that our strategic partners will meet their commitments to any respective joint venture or project.

It Is Difficult to Evaluate Our Business and Prospects Because We Added the Development of Pegasus to Our Strategic Focus, Which Until 1998, Had Been on the Development of K-Fuel

  In August 1995, we commenced the initial application of our K-Fuel technology and began construction of a facility near Gillette, Wyoming, to produce K-Fuel. Until early 1998, our primary business was developing, licensing and commercializing a patented technology that, in general, uses heat and pressure to physically and chemically transform high-moisture, low-energy per pound coal and other organic feedstocks into a low-moisture, high-energy solid fuel known as K-Fuel. Operations at the KFP Facility began in the second quarter of 1998, but were suspended in the second quarter of 1999. In March 1998 we acquired, through our purchase of a controlling ownership interest in Pegasus, the software product NeuSIGHT. Accordingly, we have a limited operating history upon which an evaluation of our prospects and future performance can be made. Although we continue to believe that K-Fuel technology has significant long-term value, we believe that the software business of Pegasus offers more near term growth opportunity. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the operation of a new business based on innovative technologies in a highly competitive and evolving industry.

The Market for Software in Connection with the Efficiency of the Combustion of Coal Is New and Uncertain

  Combustion and other optimization software relating to the production of coal or other similar products has only been used by the electric power business for a few years. We believe that market pressures caused by the developing deregulation of the electric power industry and the CAA will accelerate demand for and market acceptance of combustion optimization and related software products being developed at Pegasus. There can be no assurance, however, that these software products will experience growth or market acceptance.

The Market for NeuSIGHT and Related Software Depends on Successful Sales and Marketing Strategies and Product Improvement Strategies

  The market for Pegasus combustion optimization and related software is uncertain. In our opinion, realization of near term value from the software business of Pegasus requires, among other things, the successful implementation of new sales and marketing programs. We cannot assure you that our sales and marketing strategies for Pegasus combustion optimization and related software will continue to be successful.

  Additionally, we believe that increased market acceptance of Pegasus software is dependent, in part, on our ability to simplify and streamline its installation process. Product improvements directed at this objective have been made and new versions of NeuSIGHT were released to the market in late 1999 and again in late 2000. We will continue to evaluate additional improvements for development. We cannot assure you that our efforts to further improve Pegasus software products to more fully meet our objectives will be successful.

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

Deregulation in the United States Power Industry May Result in Increased Competition for Our Products

  We expect that deregulation in the United States power industry will result in utilities and other power generators placing a high emphasis on reducing costs in their operations. This situation may, in turn, result in increased competition from other producers of beneficiated coal products, other clean fuel sources, other developers of combustion optimization software and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel technology and Pegasus' combustion optimization technology and related software.

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

We Are Subject to Risks of Changing Laws

  A significant factor driving the creation of the United States market for K-Fuel, other beneficiated coal products, Pegasus combustion optimization and related software products is the CAA, which specifies various air emission requirements for electrical utility companies and industrial coal users. We believe that compliance with the air emission regulations by these coal users can be fully or partially met through the use of clean-burning fuel technologies, like K-Fuel, and combustion optimization software, like NeuSIGHT and Power Perfecter. We are unable to predict future regulatory changes and their impact on the demand for our products. A full or partial repeal or revision of the CAA would have a material adverse effect on our prospects.

Our Inability to Adequately Protect Our Proprietary Technology Could Harm Our Business

  Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents on our K-Fuel technology, however, competitors may successfully challenge the validity or scope of one or more of our patents or any future allowed patents. These patents alone, our trade secret rights with respect to NeuSIGHT and indemnification by the licensors of various Pegasus software products may not provide us with any significant competitive advantage.

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

Local Opposition to K-Fuel Projects Could Substantially Delay or Prevent Development of New K-Fuel Facilities

  Development, construction and operation of K-Fuel production facilities require numerous environmental and other permits. The process of obtaining these permits can be lengthy and expensive. In addition, local opposition to a particular project can substantially increase the cost and time associated with developing a project, and can, potentially, render a project unfeasible or uneconomical. Kennecott Energy or others that may consider the development of K-Fuel facilities may incur substantial costs or delays or may be unsuccessful in developing K-Fuel production facilities as a result of such opposition.

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

Our common stock could be delisted from the American Stock Exchange ("Amex") if we do not comply with the Amex continued listing standards.

  Our common stock is listed on the Amex and to maintain our listing we must meet certain continued listing standards. Specifically, pursuant to Section 1003(a)(ii) of the Amex Company Guide, the Amex will consider delisting a company that has stockholders' equity of less than $4 million if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. At December 31, 2001, our stockholders' deficit was $16 million and we sustained net losses for three consecutive fiscal years. If we do not increase our stockholders' equity to meet this continued listing standard, our common stock may be delisted. Although we will develop and pursue a plan to meet the continued listing requirements, there can be no assurance that our common stock will remain listed on the Amex. If our common stock were delisted from the Amex for any reason, it could seriously reduce the value of our common stock and its liquidity, reduce our ability to raise additional financing, limit our use of equity instruments to satisfy outstanding obligations and limit our ability to attract qualified employees.

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

  Until September 30, 2000, the Company's principal executive offices consisted of approximately 5,900 square feet of office space leased through September 2004, located at 1999 Broadway, Suite 3200, Denver, Colorado 80202. The current base rent under the lease is $10,607 per month, escalating gradually to $11,593 per month by the final year of the lease. Effective October 1, 2000 to September 30, 2004, this space was subleased to a third party for $11,100 per month. The Company is also obligated to pay, as additional rent, allocable operating costs, most of which will also trigger additional rental income from the sublessee. During 1998 and 1999, the Pegasus and K-Fuel segments used a portion of this office space.

  The Company has leased approximately 2,300 square feet of office space through June 30, 2003, located at 2300 Clarendon Boulevard, Suite 401, Arlington, Virginia 22201. The base rent under the lease is approximately $4,999 per month, with escalations of 2.5 percent for each subsequent year of the lease term. The Company is also obligated to pay, as additional rent, an allocable share of increases in certain operating costs. The Company has the option to renew the lease for one additional five-year term. A portion of this office space is sublet under short-term leases to third parties.

  Pegasus has leased approximately 7,600 square feet of office space through October 2004, located at 5970 Heisley Road, Suite 300, Mentor, Ohio 44060. The current base rent under the lease is approximately $8,515 per month, escalating gradually to $9,146 per month by the final year of the lease. Pegasus is also obligated to pay, as additional rent, allocable operating costs. Pegasus has options to renew the lease for two additional 3-year terms, at a base rent escalated by the Consumer Price Index from the final base rent in the current term.

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


ITEM 3. LEGAL PROCEEDINGS

  On August 14, 2000, Pavilion Technologies, Inc. ("Pavilion"), a competitor of Pegasus, filed a complaint in the United States District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio. The Pavilion Lawsuit sought injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit, the Pegasus

Answer and the Pegasus Counterclaims, without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. On July 31, 2001, Pegasus purchased certain assets and liabilities of the Power Optimization Division of Pavilion, which effectively resolved the complaints alleged in the Pavilion Lawsuit.

  On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden") filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleged that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint sought damages in excess of $5.3 million. This litigation was settled in February 2002 with the costs of the settlement borne by the Company's insurance carrier.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


PART II
-------


ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Common Stock trades on the American Stock Exchange (under the trading symbol "KFX"). The following table presents the reported sales prices on the American Stock Exchange for the two-year period ended December 31, 2001:

            Year   Period            High      Low
            ----   ------            ----      ---

            2001   First Quarter     $  2.90   $ 1.375
                   Second Quarter       3.25      1.80
                   Third Quarter        3.85      2.40
                   Fourth Quarter       3.25      2.50

            2000   First Quarter     $4.9375   $1.6875
                   Second Quarter     3.6250    1.5000
                   Third Quarter      3.1875    2.1875
                   Fourth Quarter     2.9375    1.1875

  As of April 12, 2002, the Company had 215 holders of record of the Common Stock. This does not include holdings in street or nominee names. On April 12, 2002, the closing price of the Common Stock on the American Stock Exchange was $2.06 per share.

  The Company has never paid cash dividends and does not anticipate paying dividends in the foreseeable future. The Company is also prohibited from paying dividends pursuant to the terms of the Convertible Debenture Indenture.

  During 2001, KFx issued or granted the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") under Section 4(2) of the Securities Act:

Purchaser/                                                                Number

 Recipient of                        Terms of Exercise, if       Title of Security        Sold or     Consideration
  Securities          Date                Convertible            -----------------        Granted       Received
  ----------          ----                -----------                                     -------       --------
Reisert Group     January 2001                N/A                  Common Stock           56,250   Professional services
                                                                                                    valued at $205,313

J. P. Venners     January 2001                N/A                  Common Stock           50,000   Professional services
    & Co.                                                                                             valued at $182,500

Reisert Group      April 2001                 N/A                  Common Stock           56,250   Professional services
                                                                                                    valued at $205,313

Silbey & Assoc.     May 2001                  N/A                  Common Stock           12,000   Professional services
                                                                                                     valued at $43,800

 Evergreen       February 2001     Exercisable at $3.65 per          Warrant           1,000,000      $ 1,500,000/1/
 Resources,                        share, subject to certain     exercisable for
   Inc.                            adjustments. Expires five       Common Stock
                                    years after the date of
                                            issue

  William          March 2001      Exercisable at $3.65 per          Warrant             166,667      $   250,000/2/
  Walker                           share, subject to certain     exercisable for
                                   adjustments. Expires five       Common Stock
                                    years after the date of
                                            issue

Ted Venners        March 2001      Exercisable at $3.65 per          Warrant              66,667      $   100,000/3/
                                   share, subject to certain     exercisable for
                                   adjustments. Expires five       Common Stock
                                    years after the date of
                                            issue

Mark Sexton      April 10, 2001    Exercisable at $3.65 per          Warrant              33,333      $    50,000/4/
                                   share, subject to certain     exercisable for
                                   adjustments. Expires five       Common Stock
                                    years after the date of
                                            issue

Stanley Tate      May 21, 2001     Exercisable at $3.65 per          Warrant              14,888      $    22,331/5/
                                   share, subject to certain     exercisable for
                                   adjustments. Expires five       Common Stock
                                    years after the date of
                                            issue

Mark Sexton       May 25, 2001     Exercisable at $3.65 per          Warrant              33,333      $    50,000/6/
                                   share, subject to certain     exercisable for
                                   adjustments. Expires five       Common Stock
                                    years after the date of
                                            issue

   Venners &        July 2001                N/A                  Common Stock            20,000  Professional services
 Company, Ltd.                                                                                      valued at $73,000

  Bayou Fund,    July 16, 2001     Exercisable at $3.65 per          Warrant             500,000      $3,650,000/7/
     LLC                           share, subject to certain     exercisable for
                                   adjustments. Expires three      Common Stock
                                    years after the date of
                                            issue

   Cinergy       July 25, 2001     Exercisable at $3.65 per          Warrant             200,000      $3,500,000/8/

Services, Inc         2001            share, subject to certain       exercisable for
                                      adjustments. Expires three       Common Stock
                                    years after the date of issue

 H.M.R., L.P.     July 28, 2001       Exercisable at $3.65 per          Warrant             100,000      Professional services
                                      share, subject to certain     exercisable for                        valued at $365,000
                                      adjustments. Expires three      Common Stock
                                    years after the date of issue

  Dr. James        November 29,        Exercisable at $3.65 per         Warrant             133,333          $   200,000/9/
 Schlesinger          2001            share, subject to certain     exercisable for
                                      adjustments. Expires five       Common Stock
                                    years after the date of issue

   William         November 29,        Exercisable at $3.65 per         Warrant              66,667          $  100,000/10/
   Walker             2001            share, subject to certain     exercisable for
                                      adjustments. Expires five       Common Stock
                                    years after the date of issue

  US Global        November 29,        Exercisable at $3.65 per         Warrant             181,553          $  272,300/11/
    LLC               2001            share, subject to certain     exercisable for
                                      adjustments. Expires five       Common Stock
                                    years after the date of issue

Stanley Tate       November 29,        Exercisable at $3.65 per         Warrant              51,779          $   77,669/12/
                      2001            share, subject to certain     exercisable for
                                      adjustments. Expires five       Common Stock
                                    years after the date of issue

Lori Venners       November 29,        Exercisable at $3.65 per         Warrant              66,667          $  100,000/13/
                      2001            share, subject to certain     exercisable for
                                      adjustments. Expires five       Common Stock
                                    years after the date of issue

  Chestnut         October 2001                N/A                    Common Stock           12,000      Professional services
Capital LLC                                                                                                valued at $43,800

     MC            October 2001                N/A                    Common Stock            4,000      Professional services
Acquisitions,                                                                                              valued at $14,600
    Inc.

 Christina         October 2001                N/A                    Common Stock            4,000      Professional services
  Shenton                                                                                                  valued at $14,600

Yanke Energy       October 2001                N/A                    Common Stock            5,000      Professional services
    Inc.                                                                                                   valued at $18,250

Gregg Renkes       October 2001                N/A                    Common Stock           25,000      Professional services
                                                                                                           valued at $91,250

 Richard C.        October 2001                N/A                    Common Stock           25,000      Professional services
  Whitner                                                                                                  valued at $91,250

     Then         October 2001                N/A                  Common Stock           20,000   Professional services
 Negotiation                                                                                         valued at $73,000
  Skills Co.

Environmental     October 2001                N/A                  Common Stock            5,000   Professional services
  Plus, Inc.                                                                                          valued at $18,250

  Innovative      October 2001                N/A                  Common Stock            5,000   Professional services
Research, Inc.                                                                                      valued at $18,250

  Robert H.       October 2001                N/A                  Common Stock           10,000   Professional services
   Gentile                                                                                             valued at $36,500

    CCRI          December 2001     Exercisable at $3.65 per         Warrant              90,000   Professional services
                                   share, subject to certain     exercisable for                    valued at $130,515
                                   adjustments. Expires three      Common Stock
                                    years after the date of
                                             issue

Jefferies &       December 2001     Exercisable at $3.00 per         Warrant             141,450     Advisory services
 Co., Inc.                         share, subject to certain     exercisable for                    valued at $274,135
                                   adjustments. Expires five       Common Stock
                                    years after the date of
                                             issue

Jefferies &       December 2001               N/A                  Common Stock          141,450   Professional services
 Co., Inc.                                                                                          valued at $424,350

 Raymond          December 2001     Exercisable at $3.00 per         Warrant              68,507   Professional services
 James &                           share, subject to certain     exercisable for                    valued at $126,915
Associates                         adjustments. Expires three      Common Stock
                                   years after date of issue

/1/  Sum includes payment for 1,541,782 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/2/  Sum includes payment for 256,963 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/3/  Sum includes payment for 102,786 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/4/  Sum includes payment for 51,393 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/5/  Sum includes payment for 22,953 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/6/  Sum includes payment for 51,393 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/7/  Sum includes payment for 1,000,000 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/8/ Sum includes an advance to Pegasus Technologies, Inc. against the existing contract between Pegasus and Cinergy. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments.
/9/  Sum includes payment for 205,571 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/10/ Sum includes payment for 102,786 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/11/ Sum includes payment for 279,917 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/12/ Sum includes payment for 79,832 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.
/13/ Sum includes payment for 102,786 shares of Series C Preferred Stock of
      Pegasus Technologies, Inc.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 2001 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from the audited consolidated financial statements, beginning on page F-1. The consolidated statement of operations data for each of the two years in the period ended December 31, 1998, and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                         2001               2000               1999              1998             1997
                                         ----               ----               ----              ----             ----
Statement of Operations
 Data for the Year Ended
 December 31
     Operating revenues...           $  3,003,057       $  2,124,770       $  2,850,800       $ 2,220,585      $ 1,084,823
     Operating loss.......           $ (9,620,186)      $ (8,998,405)      $ (7,477,042)      $(6,419,014)     $(4,930,551)
     Net loss.............           $(15,177,076)      $(12,290,172)      $(12,730,427)      $(6,783,817)     $(5,095,160)
     Basic and diluted
      net loss per share..           $       (.58)      $       (.49)      $       (.53)      $      (.28)     $      (.21)

     Weighted average
      shares of common
      stock outstanding...             26,095,000         24,908,000         24,137,000        23,931,000       23,820,000

Balance Sheet Data at
 December 31
     Current assets.......           $  2,547,946       $  1,294,431       $  1,605,466       $ 7,004,806      $14,461,198
     Working capital                 $(17,402,398)      $ (4,965,927)      $ (3,873,922)      $ 4,481,499      $12,565,373
      (deficit)...........
     Total assets.........           $ 14,316,803       $  8,471,370       $ 14,267,995       $22,672,289      $29,057,706
     Long-term debt.......           $  3,087,005       $ 16,670,594       $ 17,484,625       $17,890,793      $17,500,000
     Redeemable common
      stock...............           $    424,350                 --                 --                --               --

     Stockholders' equity
      (deficit)...........           $(14,102,614)      $(17,433,931)      $ (9,696,018)      $ 2,258,289      $ 8,495,881

  During the fourth quarter of 2001, (a) a debt discount of approximately $2,283,000 relating to a reduction in the conversion price of the convertible debentures was recorded, of which approximately $1,184,000 was amortized to interest expense (see Note 11 to the consolidated financial statements) and (b) the issuance of common stock, redeemable common stock and warrants for consulting services resulted in approximately $1,070,000 of general and administrative expense (see Notes 13 and 16 to the consolidated financial statements.

  We recorded permanent impairment write-downs of $629,000 and $4,000,000 in 2000 and 1999, respectively (see Note 7 and Note 6 to the consolidated financial statements, respectively). We recorded a $464,000 write-down of certain idle equipment at the K-Fuel demonstration plant and laboratory in 2000 (see Note 1 to the consolidated financial statements). We acquired Pegasus in 1998 (see
Note 2 to the consolidated financial statements). We issued $17,000,000 of 6% Convertible Debentures in 1997 (see Note 11 to the consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This annual report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based on our knowledge of facts as of the date of this annual report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties, not limited to those discussed under "Risk Factors," that may be outside of our control, including, but not limited to:

   . adverse market and various other conditions that could impair the Company's ability to obtain needed financing;
   .  actions or the  inaction of the Company's strategic partners;
   . the breadth or degree of protection available to the Company's intellectual property;
   .  availability of key management and skilled personnel;
   .  competition and technological developments by competitors;
   . lack of market interest in the Company's existing products and any new products or services;
   . changes in environmental, electric utility and other governmental regulations;
   . unanticipated problems that could arise in research and development activities;
   . cost overruns, delays and other problems that may occur in developing, permitting, financing or constructing K-Fuel production facilities;
   . the availability of Section 29 or similar tax credits related to any future K-Fuel production facilities; and
   .  domestic and international economic and political developments.

  We use words like "believe," "expect," "anticipate," "will," "estimate," "project," "plan," and similar expressions to help identify forward-looking statements in this annual report.

  For additional factors that could affect the validity of our forward-looking statements, you should read "Risk Factors" contained in Part I, Item 1 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of this annual report and "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of this annual report. The forward-looking statements included in this annual report are subject to additional risks and uncertainties not disclosed in this annual report, some of which are not known or capable of being known by the Company. The information contained in this annual report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this annual report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

  Through the acquisition of 60% of Pegasus in early 1998, KFx significantly broadened its technology solutions, by adding NeuSIGHT(R), Pegasus' neural network based combustion optimization software, to K-Fuel Technology, its patented clean coal technology. This step was taken in order to better meet the evolving needs of the electric power industry that are being stimulated by domestic industry deregulation and increasingly stringent air quality standards worldwide. In August 1999, KFx increased its ownership of Pegasus to 75% and during 2000, KFx sold 4% of its interest in Pegasus to Kennecott Energy for $1,000,000, KFx converted $3.6 million of debt Pegasus owed to it into convertible preferred stock and Kennecott Energy invested $2,000,000 into Pegasus in the form of convertible preferred stock. During 2001, KFx closed transactions with various parties pursuant to which KFx sold all of its Pegasus Preferred Stock, representing an approximate 16.0% as converted interest in Pegasus, for $2,722,330. KFx is obligated to repurchase this Preferred Stock, or any other security issued with respect to this Preferred Stock, for $3,847,562 at various dates during 2002, or earlier upon the occurrence of certain events, such as a change in control. Also during 2002, KFx received 919,416 shares of Pegasus Common Stock in exchange for the guarantee of Pegasus' obligations relating to the Pavilion acquisition and warrants issued in conjunction with the Cinergy advance to Pegasus.

  As a result of the additional investments of Kennecott Energy in Pegasus Preferred Stock and the grant of Pegasus Common Stock to KFx subsequent to December 31, 2001, the ownership of Pegasus at April

12, 2002 is approximately as follows: KFx--52%, Pegasus founders--14%, Kennecott Energy--18%, Evergreen Resources, Inc.--9% and other private investors--7%.

  Pegasus operations in 2001 were significantly hampered by ambiguities in the power generation industry as to the manner of achieving compliance with certain aspects of the CAA, due to legal challenges brought against certain EPA initiatives directed at the reduction of NO\\x\\ emissions as well as a patent infringement suit brought by Pavilion in the third quarter of 2000, which was ultimately settled in July 2001 with the Pegasus acquisition of the Pavilion Power Optimization Division and the addition of the Pavilion software products to the Pegasus suite of product offerings. See also Part I--Item 3--Legal Proceedings.

  During 2000 and early 2001, various court actions affirmed most of the EPA's NO\\x\\ initiatives as well as EPA's authority to promulgate these and similar air quality regulations (which authority had been legally challenged). Accordingly, the power generation industry is resuming efforts to determine the manner in which it will comply with the EPA NO\\x\\ initiatives.

  In 2001, Cinergy Corp. awarded Pegasus a contract to install its NeuSIGHT software at 24 of its coal-fired boiler units. Per the terms of the contract, these installations must be completed by May 2004. This contract represents the first system-wide contract for a neural network optimization product awarded in the utility industry. Management believes that this contract demonstrates Pegasus is a leader in boiler optimization because Cinergy selected the Pegasus technology after a careful analysis of optimization technologies available in the market. Pegasus believes that this contract will be important in persuading other utilities to adopt Pegasus' software products for their boiler units.

  During 2001, Pegasus added the Pavilion technology software to its suite of product offerings and initiated VAR agreements or exclusive licensing arrangements in China, Poland and South Africa with experienced local partners with strong domestic ties to electric utilities in their respective countries. Despite the difficulties imposed by the legal challenges to the EPA's NO\\x\\ initiatives and the Pavilion lawsuit, Pegasus achieved improved revenue growth from 2000 to 2001 of 58% compared to a 23% increase in revenues from 1999 to 2000.

  Progress to commercialize K-Fuel Technology continued during 2001 with the announcement of the successful demonstration of an improved coal upgrading process resulting from the joint efforts of KFx and Kennecott Energy, through the K-Fuel, LLC joint venture. This 16-month project, performed by Kennecott Energy's affiliate, Rio Tinto Technical Services, evaluated historical information, issues impacting the operations of the existing Gillette commercial K-Fuel facility, off-the-shelf equipment, and methods to achieve continuous operations to improve the economics of the production process. The principal differences from the K-Fuel Series C process previously used are continuous operations, lower temperatures, and the absence of superheat from the system. The resulting product, which in the tests was produced from PRB coals, is low in SO\\2\\, NO\\x\\, mercury and chlorine, similar to K-Fuel.

  Even with the positive items noted above, along with the increased number of contracts entered into by Pegasus, the Company continued to experience operating and net losses and continues to have a negative equity balance. The Company will require substantial amounts of cash to fund scheduled payments of indebtedness and to fund working capital requirements and capital expenditures. The Company will be required to raise additional funds through public or private financings, strategic relationships or other arrangements. The Company currently does not have any commitments with respect to any funding and cannot be assured that such additional funding will be available at all or on terms satisfactory to us. A lack of adequate financing may adversely affect our ability to make necessary payments on our indebtedness, respond to changing business and economic conditions and competitive pressures, absorb continued negative operating results or fund capital expenditures or increased working capital requirements. The Company intends to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination, or other means and to further reduce expenditures as necessary. Should the Company not be successful in achieving additional financing, it is possible that the Company may not be able to continue as a going concern.

  On May 9, 2000, the Company closed a series of agreements with various parties intended to initiate the redevelopment of the KFP Facility. Among other things, as a result of these agreements (a) a subsidiary of Black Hills Corporation
(BKH) purchased the KFP Facility and received 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) KFx granted BKH a warrant to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (c) KFx relinquished its 5% interest in KFP to TCK and provided certain releases to TCK in exchange for approximately $1.5 million, (d) TCK sold the remaining 2.25 million common shares of KFx it owned to private investors and canceled the warrants it held to purchase a control position in KFx's common stock. KFx currently has no investment in the plant and has no obligation to assist in the restart of this facility.

  During 2001 and before, management of the Company has been evaluating various
alternatives to raise capital and improve its balance sheet.   The Pavilion
Lawsuit filed in the third quarter of 2000, precluded many of the options that had been considered, some of which were in the process of being implemented at the time the Pavilion Lawsuit was filed. With the 2001 settlement of the Pavilion Lawsuit, and subsequent acquisition of the Pavilion Power Optimization Division, the Company immediately resumed its efforts to raise needed capital for Pegasus and KFx. During 2001, the Company issued 1 million shares of common stock at $3.65 per share in a private placement, resulting in net proceeds of $3.5 million. In March 2002, the Company issued 2 million shares of common stock at $2.50 per share in a private placement, resulting in net proceeds of approximately $4.85 million. The Company is continuing its efforts to raise needed capital for Pegasus and KFx.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-8.

.. Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as license fees and commissions. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy such as estimating the percentage-of-completion on fixed price contracts. Revenue results are difficult to predict, and any shortfall in revenue, delay in recognizing revenue or project overruns could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. A detailed description of our revenue recognition policy is included in the Notes to the Financial Statements.

.. Accounting Estimates. Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to project completion, prepaid assets, bad debts, warranty obligations, fair value of equity instruments, stock appreciation rights, classification of assets and liabilities, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates under different assumptions or conditions.

..  Acquisition Accounting. The acquisition of the Power Optimization Division of
   Pavilion Technologies, Inc. has been accounted for under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $7.5 million was allocated to the underlying net assets of the Division acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

     The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ-the useful life of a customer contact list may not be the same as the useful life of maintenance contracts acquired. Consequently, to the extent a longer-lived asset is assigned greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

     Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we will use the one-year period following the consummation of the acquisition to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we obtained appraisals from an independent valuation firm for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches used: replacement cost and income approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; and perpetual growth rate. Most of the above assumptions were made based on available historical information.

     The value of our intangible assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance of applicable accounting literature.

     In the first six months of 2002, we will adopt new rules for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to our operating segments, will impact the amount of impairment to be recognized upon adoption of the new accounting standard. We anticipate that these impairment tests will not have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

  The consolidating operating loss in 2001 of $9,620,186, which includes $4,172,650 of non-cash charges, was $621,781, or 6.9%, greater than the 2000 operating loss. Pegasus' portion of the operating loss in 2001 was $3,489,709, which was an improvement of $641,585, or 15.5%, compared to the corresponding $4,131,294 operating loss in 2000. The improvement in the Pegasus operating loss was due mainly to a significant increase in customer orders and efficiencies gained in installations during 2001. The gross margin for Pegasus' installations increased to 34% from 6% in the prior year. The combined K-Fuel segment and corporate cost portion of the operating loss for 2001 was $6,130,477 compared to $4,867,111, an increase of $1,263,366, or 26.0%. The increased loss can be attributed to the increase in marketing, general and administrative expenses of $1,860,129, or 83.3%, from the prior year. The increase is primarily due to increased professional fees for legal and consulting services, relating to various financing arrangements that took place during 2001, in addition to $762,144 relating to the final payment for our Chairman's note to the State of Wyoming in return for a 12% royalty interest held by the state.

  Consolidated operating revenues increased $878,287, or 41.3%, from 2000 to 2001. Pegasus' revenues for 2001 are $3,003,057, an increase of $1,108,063, or 58.4% due to increased executed orders during 2001 mainly from the Cinergy Fleetwide Agreement along with recognition of the revenue from the installation completed in Poland and the Gateway license fee. The increase in consolidated revenues was offset by the decline in K-Fuel contract revenues in 2001 because there were no contract projects during 2001. The K-Fuel contract revenues are derived from contracts negotiated with a third party who funds individual research projects. Each contract with this third party is negotiated separately as research projects arise. These contracts occur intermittently and there may not be a new project each year. The absence of such a contract in 2001 resulted in a decrease of $229,776 compared to 2000.

  Consolidated operating costs and expenses in 2001 exceeded 2000 by $1,500,068, or 13.5%. Pegasus' operating costs for 2001 are $6,492,766, an increase of $466,478, or 7.7% compared to 2000. The increase can be attributed to a) an increase in amortization expense of $198,110 mainly due to the amortization of intangibles purchased from Pavilion, b) an increase in research and development costs of $40,176, and c) an increase in headcount primarily to support the increase in contracts entered into during 2001. At December 31, 2001, Pegasus had 32 full time employees compared to 23 full time employees at December 31, 2000. The increases in costs were offset by a reduction in professional fees primarily due to the reduction in legal fees incurred during the Pavilion lawsuit and the realization of reduced sales and marketing expenses due to headcount reductions in those areas in 2000. The operating costs for the K-Fuel segment and corporate cost portion for 2001 are $6,130,477, an increase of $1,033,590, or 20.3%, compared to 2000. The increase is primarily due to the increase in professional fees for legal and consulting services, relating to various financing arrangements that took place during 2001, in addition to $762,144 relating to the final payment for our Chairman's note to the State of Wyoming. These increases were offset by a decrease in depreciation and amortization expense of $265,984 primarily due to the full amortization of most Series "A" and "B" patents by the end of 2000 and the decrease of $560,555 in the costs at the K-Fuel demonstration plant due to the suspension of certain contract activities during 2001.

  Non-operating items added $5,556,890 to the Company's net loss in 2001, an increase of $2,265,123, or 68,8%, compared to $3,291,767 in 2000. The increase is primarily due to an increase in interest expense of $2,822,061, or 106.3%, offset by a reduction in the impairment loss recognized in 2000 of $629,000. Interest expense increased due mainly to the accretion for the maturity premium of $1,063,520 relating to the Company's convertible debentures and the sales of Pegasus preferred stock and the amortization of the debt discount of $2,998,352 relating to the Cinergy convertible debt, the Company's convertible debentures and the Evergreen Resources, Inc. preferred stock transaction.

  As a result of the above factors, the consolidated net loss of $15,177,076 ($.58 per share) for 2001 was $2,886,904 ($.09 per share), or 23.5%, greater than the net loss in 2000. Included in the year to date net losses were non-cash charges approximating $8,391,179 and $5,814,864, respectively. Non-cash charges for the current year included depreciation and amortization, accretion of maturity premium, amortization of debt discount and the cost of common stock and warrants issued for services. Non-cash charges for the prior year included depreciation and amortization, impairment losses, accretion of maturity premium, amortization of debt discount and the cost of common stock and warrants issued for services.

  The Company has not recorded a deferred tax benefit from KFx's and Pegasus' net operating loss carryforwards, which approximate $49,439,000 and $8,198,000, respectively, at December 31, 2001, since, based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company's deferred tax assets will not be realized. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in
Section 382 of the Internal Revenue Code ("Section 382"). Although management does not believe Section 382 places significant limitations on the use of the Company's net operating loss carryforwards presently, transactions that may be consummated in order to obtain needed financing may result in ownership changes that are large enough to trigger the Section 382 limitations. In the event the Company achieves profitable operations and taxable income, any significant
Section 382 limitation would have the effect of increasing the Company's income tax liability and reducing available cash resources.

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

  Consolidated operating costs and expenses in 2000 exceeded the 1999 level by approximately $795,000, or 8%. Pegasus operating cost increases of approximately $1,223,000 (25%) and the K-Fuel idle equipment write-down of $464,0000 were offset by the absence of K-Fuel royalty expense in 2000, that was $250,000 in 1999, a reduction in other operating costs of the K-Fuel demonstration plant and laboratory approximating $121,000, or 37%, due to reduced contract revenue and related activity level and cost reductions at the KFx corporate level approximating $505,000 (16%), resulting from staff reductions and various other costs reduction measures.

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

  Partially offsetting the variances from 1999 to 2000 in the Company's operating loss, the Company experienced a $1,962,000 net decrease in net non-operating expense items from 1999 to 2000. This decrease was primarily due to the net result of (a) a $4,000,000 impairment loss in 1999 related to the

Company's investment in KFP compared to a $629,000 impairment loss in 2000 related to the Company's investment in Charco Redondo, (b) the recognition, beginning in 2000 of, the accretion of the maturity premium on the Company's Debentures, which totaled $1,362,000, and is included in interest expense, (c) a decline in interest and other income approximating $359,000, due largely to a $223,000 forgiveness of an outstanding payable during 1999, as well as a $116,000 decline in interest income due to lower cash balances, (d) a $134,000 (10%) increase in interest expense associated with increased borrowings and (e) the absence in 2000 of $452,000 of equity losses associated with the Company's investment in KFP.

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


LIQUIDITY AND CAPITAL RESOURCES

  During 2001, the Company used approximately $6,738,000 of cash for its operating activities, which included (a) approximately $2,458,000 used to support and accelerate the growth of Pegasus' business, (b) $1,430,000 used for interest payments ($396,000 by Pegasus and $1,034,000 by KFX), and (c) approximately $2,850,000 used for KFx corporate and other activities.

  The principal sources of cash during 2001 were:

  . the issuance of 1 million shares of KFx common stock at a price of $3.65 per share and a warrant, expiring three years after the date of issue, exercisable for 500,000 shares of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an institutional investor, resulting in net proceeds, after financing costs, to the Company of $3.5 million;

  . an advance of $3.5 million from Cinergy to Pegasus against the existing contract between Pegasus and Cinergy, which bears interest at 7% per annum, payable monthly, and subject to the following terms:

     (a) Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments;

     (b)  the note is putable by Cinergy upon:

           .  a change in control of KFx or Pegasus;

           .  the sale of substantially all of Pegasus' or KFx's assets;

           . the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million; or

           .  termination for cause as set forth in the original contract; and

     (c) Cinergy received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share, subject to certain adjustments;

  . Proceeds of $2,722,330 from the sale of Pegasus preferred stock held by the Company, which the Company is required to repurchase during 2002, subject to certain provisions that could accelerate or defer the required repurchase date; see Note 2 to the consolidated financial statements;

  .  the issuance of $1,000,000 of Pegasus preferred stock to Kennecott Energy;
     and

  . a $300,000 short-term loan to Pegasus from a director of the Company, which bears interest at the prime rate plus 2%.

  Cash raised during 2001 was used for funding of current operations, repayment of portions of notes payable and installment payments totaling approximately $2.5 million for the acquisition of the Pavilion Power Optimization Segment.

  During 2000, the Company used approximately $5,151,000 of cash for its operating activities, which included approximately (a) $2,360,000 used to support and accelerate the growth of Pegasus' business, (b) $1,181,000 used for KFx interest payments, and (c) $1,610,000 used for KFx corporate and other activities. The principal sources of cash during 2000 were (a) $3,000,000 from Kennecott Energy associated with its investment in Pegasus beginning in March (of which $1,000,000 was paid to KFx and $2,000,000 was invested in Pegasus),
(b) the $1,527,000 recovery of the Company's investment in KFP and (c) $850,000 in net short term borrowings from KFx directors (of which $250,000 was borrowed by KFx and $600,000 was borrowed by Pegasus). In addition to cash used for operating activities the Company also used $532,000 of cash in total as follows:
(a) K-Fuel patent applications ($295,000), (b) repayment of notes related to the 1998 acquisition of Pegasus ($171,000) and (c) purchases of property and equipment ($66,000).

  Pursuant to an Asset Purchase and License Agreement (the "Purchase Agreement") between Pavilion, Pegasus Technologies, Inc. ("Pegasus"), a subsidiary of KFx Inc. ("KFx"), and KFx, dated July 31, 2001, certain assets and liabilities relating to the Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, deposits, customer list, exclusive rights to license Pavilion's software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion's software being licensed. The Purchase Agreement provided for a base price of $9,500,000 in cash, payable to Pavilion in installments through July 31, 2003, which is adjusted for the net of assets and liabilities assumed. Additionally, Pegasus shall pay Pavilion royalties of up to $5,500,000 between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. Through December 31, 2001, Pegasus made payments to Pavilion totaling $2,447,740. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement (see Note 12 to the consolidated financial statements). In March 2002, the Purchase Agreement was amended to reduce total remaining purchase price payments to $4,500,000, less transaction costs, with the entire payment due by March 28, 2002. Amounts due were classified as short-term debt at December 31, 2001 and the Company made a payment of $4,350,000 to satisfy the terms of the amended Purchase Agreement. The payment was financed by a $5,000,000 sale of KFx common stock (see Note 20 to the consolidated financial statements).

  During 2001, the Company engaged Jefferies & Co., Inc., an investment banking firm, to assist in all aspects of strategic and financial planning. This step was taken as a part of the Company's ongoing efforts to restructure its balance sheet in an optimal manner for the benefit of its shareholders and in view of the rapidly growing energy market opportunities. The Company had begun a similar effort initially focused on Pegasus in mid 2000, but the Pavilion Lawsuit, which was filed in the third quarter of 2000, limited many of the options that were under consideration at that time.

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

  The Company is continuing to work toward its goal of licensing a large commercial K-Fuel plant. Upon granting a license to construct a commercial scale K-Fuel production facility, KFx expects to generate significant K-Fuel license fees and net cash flows. Through December 31, 2001, there were no commitments to build a K-Fuel plant. It is estimated that construction of a K-Fuel production facility will take approximately nine months, thus no royalty payment would begin until at least nine months after a license agreement is signed.

  From time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short-term basis, will continue to be available if needed. Such short term financing will not, however, cover the cash needs of the Company on an ongoing basis.

  The Company will seek to meet its cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of April 12, 2002 approximated $934,000; (b) an additional discretionary investment by Kennecott of $500,000 during the year;
(c) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry; (d) potential debt and/or equity offerings of the Company; (e) potential fees from licensing new K-Fuel facilities; (f) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; and (g) unsecured short term borrowings for the Company and/or Pegasus from one or more of its directors and/or other parties. Efforts by the Company to raise additional funding may be hampered by the put option and additional financing restrictions as a result of the financing transactions that occurred subsequent to year-end (see below).

  On March 28, 2002, the Company issued 2 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.25 million shares of KFx common stock, which resulted in cash proceeds to the Company of $5 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through March 27, 2003, in the event that the Company issues options, warrants or common stock at a price of less than $2.75. The common stock issued is subject to redemption pursuant to a put option, in whole or in part, at the
option of the investors.   The put option is exercisable upon the earlier of
July 31, 2002 or upon the redemption or conversion of all of the Convertible Debentures. At the time the investors notify KFx of their intent to exercise the put option, KFx must repurchase the common stock at a price of $2.50 per share plus accrued interest ("Redemption Value") within 100 days of notification. Interest for purposes of redemption accrues at the rate of 9% per annum, beginning upon the original issuance date and ceases on the date in which the common stock is repurchased. If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option expires on December 23, 2002. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

  As part of the agreement, KFx also has a right to call the common stock at a 25% premium of the Redemption Value. The call option is exercisable upon the investors' refusal to purchase the lesser of $5 million in equity instruments or the entire offering in the event the Company secures a qualifying equity offering.

  In addition, the investors have the right to select two persons to serve on the board of directors of KFx and, upon election to the board, KFx has agreed to appoint these two persons to serve on the board's executive committee. This agreement will remain in force until the investors hold less than 400,000 shares of KFx's common stock. In accordance with the terms of the investment agreement, approximately $4.4 million of the proceeds were required to be applied against the outstanding amount on the Pavilion Power Optimization Division acquisition obligation.

  At the option of the investors, anytime prior to June 30, 2002, on the same terms as noted above the investors have the right to purchase up to an additional $5 million of common stock and receive an equivalent amount of warrants on a pro rata basis.

  As part of the agreement the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event such shares are not registered by April 30, 2002, the Company shall issue additional warrants to purchase shares of common stock based upon the passage of time that the shares remain unregistered.

  Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, which contain a number of restrictions including (a) limitations on the Company's ability to incur secured and unsecured debt, (b) limitations on the Company's ability to sell assets or enter into merger agreements, and (c) provisions that would reduce the Debenture conversion price from $2.50 per share if the Company sells KFx common stock at a price below $2.50 per share. In addition, included in the agreements among KFx and the other shareholders of Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, limiting the payment of dividends by Pegasus, and precluding the Company from issuing, selling, transferring or pledging any of its interest in Pegasus and precluding Pegasus from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors (see also Note 2 of the consolidated financial statements).

  There are no assurances that any of these potential funding sources will materialize, the Company currently does not have the means to satisfy certain indebtedness, including, but not limited to the Debentures due July 2002 (see
Note 11), and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed, the Company may default on payments when due. Should the Company not be successful in achieving one or more of the financing alternatives discussed above, the Company may not be able to continue as a going concern.

  Below is the detail of our obligations and the maturity of those obligations:

                                                                      Payments Due by Period
                                                   ----------------------------------------------------------
                                                                        Less than          1-3         4 - 5
                                                         Total           1 year           years        years
                                                   ----------------------------------------------------------
Long-Term Debt (1)                                      $ 8,880,329      $ 5,250,329    $3,630,000
Operating Leases, net of sublease receivable            $   744,000      $   289,000    $  445,000    $10,000
Royalty Payment to Pavilion (2)                         $ 9,000,000
Pegasus Preferred Stock Repurchase Obligations (3)      $ 3,847,562      $ 3,847,562
Convertible debentures, including interest and
 premium                                                $ 8,625,000      $ 8,625,000
Redeemable common stock                                 $   424,350      $   424,350

(1) Includes $2,957,005 of debt payable to Cinergy that becomes putable back to Pegasus upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus' or KFx's assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract.
(2) Amount represents royalties payable to Pavilion based on the sales of software licenses by Pegasus. Note the payments have no term of expiration.
(3) The date of repurchase will be accelerated upon occurrence of certain events, such as a change in control. As of April 12, 2002, preferred stock with a total redemption value of approximately $2,865,000 is past due. The Company is currently in the process of renegotiating the repurchase dates for these shares of preferred stock; however, in the event that the Company is unable to repay the redemption value for cash, the instruments are convertible into KFx common stock.

NEW ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed the excess is recognized as goodwill. Acquired intangible assets that do not meet certain criteria for recognition apart from goodwill are included in the amount initially recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001, including the acquisition of certain assets and liabilities of Pavilion (see
Note 12).

  In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, (see Note 12). The remaining provisions of the Statement are effective beginning in the first six months of 2002.

  SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first six months of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first six months of 2002. The Company anticipates that these impairment tests will not have a material impact upon the Company's financial position, results of operations or cash flows.

  On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Division of a Business" ("APB 30"). FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company's financial statements issued in fiscal 2003. The Company has not yet determined the impact of FAS 144 on the Company's financial position, results of operations or cash flows.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments and only $450,000 of floating rate debt and does not expect to derive a material amount of its revenues from interest bearing securities. Currently the Company has no foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company's products and services, since K-Fuel and Pegasus' combustion optimization products have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company's fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company's business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K and are beginning on page F-1. The supplementary financial information required by this item is included in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection titled "Quarterly Results of Operations/Supplementary Financial Information."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.


PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

  The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

     (1) Consolidated Financial Statements

       The following consolidated financial statements of KFx, Inc. are filed as part of this report:

           Report of Independent Accountants............................   F-1
           Consolidated Balance Sheets..................................   F-2
           Consolidated Statements of Operations........................   F-3
           Consolidated Statements of Changes in Stockholders' Equity...   F-4
           Consolidated Statements of Cash Flows........................   F-5
           Notes to Consolidated Financial Statements...................   F-6

     (2) List of Financial Statement Schedules

       None

     (3) Exhibits

   EXHIBIT
   NUMBER                DESCRIPTION
   ------                -----------
   3.1(1)      Restated Certificate of Incorporation of the Company
   3.2(1)      Certificate of Amendment to Certificate of Incorporation of the Company
   3.3(5)      Second Amended and Restated Bylaws of the Company
   4.1(5)      Sample Common Stock Certificate
   4.2(9)      Indenture dated July 25, 1997 by and between the Company and Colorado National Bank
   4.3(2)      Form of Warrant to Purchase Common Stock issued to Placement Agents in connection with issuance of 6% Convertible Debentures, due 2002
   4.4(11)     Company Stock Purchase Warrant dated June 19, 1997 and Amendment No. 2 dated August 3, 1998 between the Company and Peter G. Martin
   4.5(11)     Common Stock Purchase Warrant dated August 2, 1995 and Amendment No. 1 dated August 3, 1998 between the Company and Peter G. Martin
   4.6(11)     Common Stock Purchase Warrant dated November 15, 1996 and Amendment No. 1 dated August 3,
               1998 between the Company and Innovative Research Associates, Inc.
   4.7(16)     Statement Respecting Rights of Series B Preferred Stock of Pegasus Technologies, Inc.
   4.8(16)     Statement Respecting Rights of Series C Preferred Stock of Pegasus Technologies, Inc.
   4.9(16)     Warrants to Purchase 1,000,000 Shares of KFx Inc. Common Stock issued to Evergreen Resources,
               Inc. as of February 9, 2001
   4.10(16)    Registration Rights Agreement Between the Company and Evergreen Resources, Inc. dated
               February 9, 2001
   4.11(16)    Warrants to Purchase 166,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of March 8, 2001
   4.12(16)    Registration Rights Agreement Between the Company and William H. Walker dated March 8, 2001
   4.13(16)    Warrants to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Theodore Venners as of
               March 8, 2001
   4.14(16)    Registration Rights Agreement Between the Company and Theodore Venners dated March 8, 2001
   4.15(16)    Warrants to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark S. Sexton as of
               April 10, 2001
   4.16(16)    Registration Rights Agreement Between the Company and Mark S. Sexton dated April 10, 2001
   4.17(16)    Warrants to Purchase 1,300,000 Shares of KFx Inc. Common Stock issued to Landrica Development
               Company as of May 1, 2000

  EXHIBIT
  NUMBER           DESCRIPTION
  ------           -----------
   4.18(16)  Registration Rights Agreement Between the Company and Landrica Development Company dated May
             1, 2000
   4.19(17)  Warrant to Purchase 14,888 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of
             May 21, 2001
   4.20(17)  Registration Rights Agreement Between the Company and Stanley G. Tate dated May 21, 2001
   4.21(17)  Warrant to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark Sexton as of May
             25, 2001
   4.22(17)  Registration Rights Agreement Between the Company and Mark Sexton dated May 25, 2001
   4.23(18)  Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated
             July 16, 2001
   4.24(18)  Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated
             July 16, 2001
   4.25(18)  Warrant to Purchase 200,000 Shares of KFx Inc. Common Stock issued to Cinergy Services, Inc.
             dated July 24, 2001
   4.26(18)  Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to H.M.R., L.P. dated July
             28, 2001
   4.27*     Warrant to Purchase 133,333 Shares of KFx Inc. Common Stock issued to Dr. James R.
             Schlesinger as of November 29, 2001
   4.28*     Registration Rights Agreement Between the Company and Dr. James R. Schlesinger dated November
             29, 2001
   4.29*     Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of
             November 29, 2001
   4.30*     Registration Rights Agreement Between the Company and William H. Walker dated November 29,
             2001
   4.31*     Warrant to Purchase 181,553 Shares of KFx Inc. Common Stock issued to U.S. Global LLC as of
             November 29, 2001
   4.32*     Registration Rights Agreement Between the Company and U.S. Global LLC dated November 29, 2001
   4.33*     Warrant to Purchase 51,779 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of
             November 29, 2001
   4.34*     Registration Rights Agreement Between the Company and Stanley G. Tate dated November 29, 2001
   4.35*     Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Lori G. Venners as of
             November 29, 2001
   4.36*     Registration Rights Agreement Between the Company and Lori G. Venners dated November 29, 2001
  10.1(1)    Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development
             Company, and the Koppelman Group dated December 29, 1992
  10.2(1)    Assignment of U.S. Patents by K-Fuel Limited Partnership to the Company dated July 23, 1993
  10.3(1)    Assignment of U.S. Trademark Registration by K-Fuel Limited Partnership to the Company dated
             July 23, 1993
  10.4(1)    Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group
  10.5(1)    Agreement dated December 19, 1991 among K-Fuel Partnership, Edward Koppelman, K-Fuel Limited
             Partnership and KSA Inc.
  10.6(1)    Restricted Stock Plan for Directors and Selected Officers dated December 16, 1993
  10.7(4)    Restricted Stock Plan for Selected Independent Contractors dated February 16, 1994
  10.8(1)    Stock Option Plan dated December 16, 1993
  10.9(1)    Settlement Agreement dated December 14, 1992
  10.10(1)   Stock Exchange Agreement Dated December 14, 1992
  10.11(1)   Stipulation and Agreement dated February 28, 1994 between Energy Brothers Technology, Inc.,
             State of Wyoming, the Company, Theodore Venners, Edward Koppelman and Energy Brothers
             Holding, Inc.
  10.12(4)   Extension of Stock Forfeiture Agreement between Theodore Venners and Rudolph G. Swenson;
             Joyce M. Goldman; David Bretzlauf; Joseph M. Butler; R.C. Whitner; Hillari Koppelman; Thomas
             D. Smart and Susan M. Thevenet; Charles F. Vance
  10.13(3)   Common Stock Purchase Agreement dated July 27, 1995 between the Company and David H. Russell


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
  10.14(3)     Gross Royalty Share Agreement dated August 17, 1995 between the Company and Fort Union, Ltd.
  10.15(3)     Letter of Agreement dated August 15, 1995 between the Company and Edward Koppelman
  10.16(3)     Assignment dated August 29, 1995 executed by Edward Koppelman in favor of the Company
  10.17(3)     Notice of Termination dated August 16, 1995 between Edward Koppelman and Energy Brothers
               Holding, Inc.
  10.18(5)     Letter Agreement dated February 28, 1995 between RCD Development and the Company
  10.19(6)     Amended and Restated Heartland License Agreement between Heartland Fuels Corporation and the
               Company dated April 19, 1996
  10.20(7)     Royalty Amendment Agreement dated June 3, 1996 between the Company, Edward Koppelman and
               Theodore Venners
  10.21(8)     Amendment to Agreement between the Company and RCD Development dated January 16, 1997
  10.22(10)    1998 Directors Nonqualified Stock Option Plan
  10.23(10)    1998 Advisory Committee Nonqualified Stock Option Plan
  10.24(10)    Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L.
               Patterson
  10.25(11)    Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners
  10.26(11)**  Professional Installation Services Master Agreement dated March 5, 1999, between Net Power
               Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications
               International Corporation
  10.27(12)    1999 Stock Incentive Plan
  10.28(13)**  First Amended Limited Liability Company Agreement of K-Fuel, L.L.C. dated June 29, 1999
  10.29(15)    Exchange Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.
  10.30(15)    Transfer Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.
  10.31(14)**  Common Stock and Series A Preferred Stock Purchase Agreement among Pegasus Technologies,
               Inc., KFx Inc. and Kennecott Energy Company dated March 3, 2000
  10.32(14)    Pegasus Technologies, Inc. Stockholders and Voting Agreement dated March 3, 2000
  10.33(14)    Marketing Services Agreement dated March 3, 2000 among Pegasus Technologies, Inc., Net Power
               Solutions, LLC, KFuel LLC, KFx Inc. and Kennecott Energy Company
  10.34(16)    1996 Stock Option and Incentive Plan of KFx Inc.
  10.35(18)    Common Stock and Warrant Purchase Agreement between the Company and Bayou Fund, LLC dated
               July 16, 2001
  10.36(18)    Registration Rights Agreement Between the Company and Bayou Fund, LLC dated July 16, 2001
  10.37(18)    Addendum to Blanket Contract, No. 142072, dated May 1, 2001, Project -- Cinergy NOx
               Compliance Plan, Addendum dated July 24, 2001
  10.38(19)**  Asset Purchase and License Agreement, dated as of July 31, 2001, by and among Pavilion
               Technologies, Inc., Pegasus Technologies, Inc. and KFx Inc.
  10.39(19)    Assignment and Assumption Agreement, dated as of July 31, 2001, by and among Pavilion
               Technologies, Inc. and Pegasus Technologies, Inc.
  10.40(19)    Guaranty Agreement, dated July 31, 2001, by KFx Inc.
  10.41(20)    Common Stock and Warrant Purchase Agreement dated as of March 28, 2002
  21.1*        Subsidiaries
  23.1*        Consent of Independent Accountants
  24.1*        Powers of Attorney, incorporated by reference to Signature page

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

(5) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.
(6) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.
(7) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(8) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(9) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(10) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(11) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(12) Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company's Proxy Statement on Schedule 14A and incorporated herein by reference.
(13) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated June 29, 1999 and incorporated herein by reference.
(14) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated March 7, 2000 and incorporated herein by reference.
(15) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated August 27, 1999 and incorporated herein by reference.
(16) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(17) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(18) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(19) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated August 15, 2001 and incorporated herein by reference.
(20) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated April 2, 2002 and incorporated herein by reference.

  (b)   Reports on Form 8-K

  During the quarter ended December 31, 2001, the Company filed Current Reports on Form 8-K/A dated October 15, 2001, under Item 7, Financial Statements and Pro Forma Financial Information and Exhibits (amending Form 8-K filed on August 15, 2001, under Item 2, Acquisition or Disposition of Assets) and on Form 8-K dated December 6, 2001, under Item 5, Other Events.

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 16, 2002                      KFX INC.

                                          By: /s/ Theodore Venners
                                          -----------------------------
                                          Theodore Venners
                                          Chairman of the Board of Directors,
                                          President, and Chief Executive Officer

  POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore Venners and Patrick S. Flaherty, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

SIGNATURE                                 TITLE                                            DATE
---------                                 -----                                            ----

/s/Theodore Venners
----------------------------------------
Theodore Venners                          Chairman of the Board of Directors,            April 16, 2002
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
/s/Patrick S. Flaherty
------------------------------
Patrick S. Flaherty                       Vice President-Finance and Chief Financial     April 16, 2002
                                          Officer (Principal Financial and
                                          Accounting Officer)
/s/Stanford M. Adelstein
------------------------------
Stanford M. Adelstein                     Director                                       April 16, 2002

/s/Vincent N. Cook
------------------------------
Vincent N. Cook                           Director                                       April 16, 2002

/s/Gary Nicholson
------------------------------
Gary Nicholson                            Director                                       April 16, 2002

/s/Jack C. Pester
------------------------------
Jack C. Pester                            Director                                       April 16, 2002

/s/David H. Russell
------------------------------
David H. Russell                          Director                                       April 16, 2002

/s/Mark S. Sexton
------------------------------
Mark S. Sexton                            Director                                       April 16, 2002

/s/Stanley G. Tate
------------------------------
Stanley G. Tate                           Director                                       April 16, 2002

/s/James S. Pignatelli
------------------------------
James S. Pignatelli                       Director                                       April 16, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of KFx Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of KFx Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $86,268,380 at December 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Denver, Colorado
April 12, 2002

                                    KFX INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31
                                                                                  ----------------------------
                                                                                      2001           2000
                                                                                  ------------   ------------
ASSETS
Current assets
  Cash and cash equivalents.....................................................  $    604,252   $    348,955
  Trade accounts receivable.....................................................       738,442        351,909
  Unbilled revenue..............................................................       359,079        118,103
  Other receivables.............................................................        93,522        224,853
  Prepaid expenses..............................................................       253,983         34,459
  Debt issue costs, net of accumulated amortization.............................       145,954             --
  Deferred job costs............................................................       352,714        216,152
                                                                                  ------------   ------------
      Total current assets......................................................     2,547,946      1,294,431
Property, plant and equipment, net of accumulated depreciation..................       309,510      1,360,430
Patents, net of accumulated amortization........................................     1,712,095      1,951,567
Investment in K-Fuel, L.L.C.....................................................       351,454        694,135
Intangibles, net of accumulated amortization....................................     1,261,083             --
Goodwill, net of accumulated amortization.......................................     7,370,355      1,817,731
Debt issue costs, net of accumulated amortization...............................       108,503        679,046
Prepaid royalty.................................................................       498,000        498,000
Other assets....................................................................       157,857        176,030
                                                                                  ------------   ------------
TOTAL ASSETS                                                                      $ 14,316,803   $  8,471,370
                                                                                  ============   ============
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable..............................................................  $  2,312,526   $  1,817,533
  Accrued expenses..............................................................       579,892        625,523
  Interest payable..............................................................       472,049        458,265
  Liability to issue stock and warrants.........................................            --        134,458
  Deferred sale of Pegasus Technologies Inc. common stock.......................            --      1,000,000
  Deferred revenue..............................................................     1,028,750        523,552
  Deferred income...............................................................       152,684             --
  Short-term notes payable to directors.........................................       450,000        827,551
  Obligations to repurchase Pegasus preferred stock, net........................     2,508,788             --
  Convertible debentures........................................................     7,195,326             --
  Current maturity of long-term debt............................................     5,250,329        873,476
                                                                                  ------------   ------------
      Total current liabilities.................................................    19,950,344      6,260,358
Deferred income.................................................................            --        499,309
Deferred revenue, less current portion..........................................       423,673        200,000
Long-term debt, less current maturities.........................................       130,000        331,150
Convertible long-term debt, less current maturities.............................     2,957,005
Convertible debentures..........................................................            --     16,339,444
                                                                                  ------------   ------------
      Total liabilities.........................................................    23,461,022     23,630,261
                                                                                  ------------   ------------
Commitments and Contingencies (Note 17)
Minority interest...............................................................     4,534,045      2,275,040
                                                                                  ------------   ------------
Redeemable common stock, 141,450 shares issued and outstanding..................       424,350             --
                                                                                  ------------   ------------
Stockholders' deficit
  Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued               --             --
  Common stock, $.001 par value, 80,000,000 shares authorized;
     28,956,104 and 25,196,280 shares issued and outstanding, respectively......        28,956         25,196
  Additional paid-in capital....................................................    72,136,810     53,632,177
  Accumulated deficit...........................................................   (86,268,380)   (71,091,304)
                                                                                  ------------   ------------
      Total stockholders' deficit...............................................   (14,102,614)   (17,433,931)
                                                                                  ------------   ------------
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
  DEFICIT.......................................................................  $ 14,316,803   $  8,471,370
                                                                                  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   KFX INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31
                                                                                    ----------------------
                                                                             2001            2000            1999
                                                                             ----            ----            ----
OPERATING REVENUES
Pegasus software licenses and services................................   $  3,003,057    $  1,894,994    $  1,536,884
K-Fuel demonstration plant and laboratory contract revenue............             --         229,776         313,916
K-Fuel license fee....................................................             --              --       1,000,000
                                                                         ------------    ------------    ------------
  Total operating revenues............................................      3,003,057       2,124,770       2,850,800
                                                                         ------------    ------------    ------------
OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding
depreciation and amortization.........................................      1,980,955       1,775,780       1,181,321
K-Fuel demonstration plant and laboratory.............................        220,933         781,488         414,246
K-Fuel royalty........................................................             --              --         250,000
Marketing, general and administrative.................................      6,977,607       5,123,026       5,394,970
Pegasus research and development......................................        654,586         614,410         335,766
Depreciation and amortization.........................................      2,789,162       2,828,471       2,751,539
                                                                         ------------    ------------    ------------
  Total operating costs and expenses..................................     12,623,243      11,123,175      10,327,842
                                                                         ------------    ------------    ------------
OPERATING LOSS........................................................     (9,620,186)     (8,998,405)     (7,477,042)
Interest and other income.............................................        (83,145)        (11,381)        347,459
Interest expense......................................................     (5,477,689)     (2,655,628)     (1,160,098)
Equity in income (loss) of unconsolidated affiliates..................          3,944           4,242        (440,746)
Impairment losses.....................................................             --        (629,000)     (4,000,000)
                                                                         ------------    ------------    ------------
NET LOSS..............................................................   $(15,177,076)   $(12,290,172)   $(12,730,427)
                                                                         ============    ============    ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE...........................         $(.58)          $(.49)          $(.53)
                                                                         ============    ============    ============
Weighted-average common shares outstanding............................     26,095,000      24,908,000      24,137,000
                                                                         ============    ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                    KFX INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                     Common Stock                  Additional
                                                            ------------------------------          Paid-in           Accumulated
                                                              Shares               Amount           Capital             Deficit
                                                            ----------            --------        -----------         ------------
Balance at December 31, 1998............................    23,951,740            $23,952         $48,304,942         $(46,070,705)
Stock issued in connection with acquisition (Note 2)....       527,000                527             762,569                   --
Stock issued for services...............................         3,500                  3              13,121                   --
Net loss................................................            --                 --                  --          (12,730,427)
                                                            ----------            -------         -----------         ------------
Balance at December 31, 1999............................    24,482,240             24,482          49,080,632          (58,801,132)
Stock issued for converted debentures (Note 11).........       520,540                521           1,902,587                   --
Issuance of warrants (Note 6)...........................            --                 --           2,200,000                   --
Stock issued for services...............................       113,500                113             283,038                   --
Stock issued in connection with acquisition (Note 2)....        80,000                 80             165,920                   --
Net loss................................................            --                 --                  --          (12,290,172)
                                                            ----------            -------         -----------         ------------
Balance at December 31, 2000............................    25,196,280             25,196          53,632,177          (71,091,304)
Stock issued for converted debentures (Note 11).........     2,450,224              2,450          10,544,035                   --
Issuance of warrants (Note 16)..........................            --                 --           3,702,024                   --
Stock issued for services...............................       309,500                310             759,274                   --
Stock issued in private placement transactions..........     1,000,100              1,000           3,499,300                   --
Net loss................................................            --                 --                  --          (15,177,076)
                                                            ----------            -------         -----------         ------------
Balance at December 31, 2001............................    28,956,104            $28,956         $72,136,810         $(86,268,380)
                                                            ==========            =======         ===========         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    KFX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEAR ENDED DECEMBER 31
                                                                             --------------------------------------------
                                                                                 2001            2000            1999
                                                                             ------------    ------------    ------------
OPERATING ACTIVITIES
   Net loss...............................................................   $(15,177,076)   $(12,290,172)   $(12,730,427)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization...................................          2,789,162       2,828,471       2,751,539
      Impairment losses...............................................                 --       1,093,000       4,000,000
      Equity in (income) loss of unconsolidated affiliates............             (3,944)         (4,242)        440,746
      Accretion of maturity premium...................................          1,063,520       1,361,893              --
      Amortization of debt discount...................................          2,998,352         192,591              --
      Common stock and warrants issued for services...................          1,383,488         283,151          13,124
      Minority interest preferred dividends...........................            156,657          60,000              --
   Changes in operating assets and liabilities, net of business acquired:
      Accounts receivable, unbilled revenue, and deferred job costs...           (632,740)        (29,695)        870,355
      Prepaid and other assets........................................           (137,470)          2,076         215,122
      Deferred revenue................................................            459,807        (262,306)             -
      Due to related parties..........................................                 --              --        (471,504)
      Accounts payable and accrued expenses...........................            348,744       1,718,219         362,616
      Interest payable................................................             13,783         (84,803)         90,352
      Deferred income.................................................                 --              --       1,000,000
      Other liabilities...............................................                 --         (19,000)             --
                                                                             ------------    ------------    ------------
Cash used in operating activities.........................................     (6,737,717)     (5,150,817)     (3,458,077)
                                                                             ------------    ------------    ------------
INVESTING ACTIVITIES
   Patent acquisition and pending patent applications....................        (102,910)       (294,623)       (207,183)
   Deferred sale of subsidiary stock......................................             --       1,000,000              --
   Investments in equity and cost basis investees.........................             --              --      (1,000,000)
   Purchases of property and equipment....................................       (119,146)        (65,915)       (111,095)
   Proceeds from sale of investment in KFx Fuel Partners LP...............             --       1,527,048              --
   Cash paid for acquisition of business..................................     (2,479,094)             --              --
                                                                             ------------    ------------    ------------
Cash provided by (used in) investing activities...........................     (2,701,150)      2,166,510      (1,318,278)
                                                                             ------------    ------------    ------------
FINANCING ACTIVITIES                                                                                                   --
   Issuance of preferred stock in subsidiary.............................       1,000,000       2,000,000
   Issuance of common stock and warrants, net............................       3,500,300              --              --
   Proceeds from sale of Pegasus preferred stock.........................       2,722,330              --              --
   Proceeds from convertible long-term borrowing.........................       3,500,000                              --
   Proceeds from short-term note issued to directors.....................         300,000       1,550,000              --
   Repayment of short-term notes payable to directors....................        (700,000)       (700,000)             --
   Payments on notes payable.............................................        (628,466)       (171,167)       (219,208)
                                                                             ------------    ------------    ------------
Cash provided by (used in) financing activities...........................      9,694,164       2,678,833        (219,208)
                                                                             ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents..........................        255,297        (305,474)     (4,995,563)
Cash and cash equivalents, beginning of period............................        348,955         654,429       5,649,992
                                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................   $    604,252    $    348,955    $    654,429
                                                                             ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest....................................................   $  1,429,925    $  1,186,162    $  1,148,037
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

                                    KFX INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS-continued

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Year Ended December 31, 2001

  The Company issued 450,950 shares of common stock, of which 70,000 of these shares were issued to a related party of the Chairman and CEO and 141,450 are subject to redemption at the option of the holder (see Note 13), in exchange for consulting and investment banking services during the year and to satisfy an obligation that existed at December 31, 2000. Accordingly, $1,044,086 was charged to general and administrative expense and $139,848 reduced a liability outstanding at December 31, 2000.

  The Company issued warrants to purchase 231,450 shares of KFx common stock in exchange for consulting and investment banking services, resulting in approximately $339,00 being charged to general and administrative expense based on the estimated fair value of the warrants as determined using a Black-Scholes option-pricing model (see Note 16).

  In connection with the deferred sales of Pegasus Technologies, Inc. preferred stock, which is subject to an obligation to repurchase by KFx Inc., a debt discount of $2,530,254 was recorded, which is being amortized to interest expense over the one-year term of the repurchase obligation.

  Convertible Debentures with principal values of $1,400,000 and $6,200,000 were converted, based on a conversion price of $3.65 per share and $3.00 per share, respectively, into a total of 2,450,224 shares of the Company's common stock which resulted in an addition to stockholders' equity of $10,546,485, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 11).

  During the second quarter, the Company issued a warrant in conjunction with an unsecured note payable to the Company's Chairman and CEO to purchase 285,000 shares of Pegasus common stock, resulting in a debt discount of approximately $102,000, which was recognized as interest expense on the issuance date (see
Note 9).

  During the third quarter, the Company issued a warrant in conjunction with a convertible note agreement to purchase 200,000 shares of KFx common stock, resulting in a debt discount and beneficial conversion feature of approximately $639,000, which is being amortized to interest expense over the three year term of the note (see Note 10).

Year Ended December 31, 2000

  Convertible Debentures with a face value of $1,900,000 were converted, under the stated terms of $3.65 per share, into 520,540 shares of the Company's common stock which resulted in an addition to stockholders' equity approximating $1,903,000, including a pro rata portion of accreted premium, net of a pro rata portion of unamortized debt issue costs (see Note 11).

  Warrants to purchase 1,300,000 shares of KFx common stock at $3.65 per share were issued in May 2000; see Note 3. The estimated fair value of the warrant was $2,158,000 and was determined using a Black-Scholes option-pricing model with an expected life of 5 years, expected volatility of 69%, a risk free interest rate of 6.2% and a dividend yield of zero.

  In connection with obtaining a $400,000 unsecured line of credit from a KFx director, Pegasus issued a warrant to purchase 350,000 shares of Pegasus common stock. The estimated fair value of the warrant was $213,500 and was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero.

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

                                    KFX INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Going Concern Uncertainty

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $15,177,000, $12,290,000 and $12,730,000 and negative cash flow from operations of approximately $6,738,000, $5,151,000 and $3,458,000 in 2001,
2000 and 1999, respectively, and had an accumulated deficit of $86,268,380 as of December 31, 2001. These factors coupled with the need for additional financing to meet current and ongoing obligations due within the next year raise substantial doubt about whether the Company can continue as a going concern.

  In order to mitigate this uncertainty, the Company intends to seek further capital through various means which may include the sale of a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination or other means and to further reduce expenditures as necessary. See
Note 11 and Note 19 for a description of certain limitations on the Company's ability to obtain financing. In the event that the Company does not meet certain continued listing standards of the American Stock Exchange, the Company may be delisted, which would impair KFx's ability to sell additional shares, settle obligations with equity instruments and raise additional capital. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Nature of Operations

  The Company is engaged in developing and delivering various technology and service solutions to the electric power generation industry to facilitate the industry's compliance with air emission standards and transformation to intensive competition as the domestic power industry undergoes deregulation.

  Currently the Company has technology solutions that enhance the output of coal-fired electric utility boilers while simultaneously reducing the related environmental impacts. The patented K-Fuel(TM) Technology ("K-Fuel Technology") uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel ("K-Fuel"). KFx plans to license K-Fuel Technology domestically and internationally to various parties that desire to construct and operate K-Fuel production facilities.

  In 1998, through the acquisition of a controlling interest in Pegasus, the Company added NeuSIGHT(R) ("NeuSIGHT") to its solutions. NeuSIGHT is the leading combustion optimization product for coal-fired electric utility boilers, which, in addition to improving boiler efficiency, reduces NOX emissions. NeuSIGHT is a neural network-based (i.e., artificial intelligence) software technology. Pegasus developed NeuSIGHT and continues to enhance NeuSIGHT, develop related products and market NeuSIGHT licenses and related implementation services.

  In 2001, Pegasus acquired certain assets and liabilities of the Power Optimization Division of Pavilion Technologies, Inc. ("Pavilion"), including the existing installed base, customer contact listing and exclusive rights to license Pavilion's software in the electric utility market. The primary Pavilion product is a neural network-based combustion optimization product that previously competed with NeuSIGHT in the electric utility market, but is considered complimentary technology to NeuSIGHT.

Consolidation Policy

  The consolidated financial statements include the accounts of KFx Inc. ("KFx" or the "Company"), its wholly-owned subsidiary, KFx Wyoming, Inc. ("KFxW"), and its majority-owned subsidiaries, Pegasus Technologies, Inc. ("Pegasus"), KFx Technology, Inc. ("KFxT"), and Heartland Fuels Corporation ("HFC"). The Company's 51% interest in K-Fuel, L.L.C. ("K-Fuel, LLC"), is accounted for as an equity investment since the 49% partner, Kennecott Energy Company ("Kennecott Energy"), has certain participative rights; accordingly, the Company cannot control K-Fuel, LLC. Until its sale in May 2000, the Company's 5% interest in KFx Fuel Partners, L.P. ("KFP") was accounted for as an equity investment since the Company was a non-controlling investor in KFP.


Pegasus Software License and Services Revenue

  The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition." The Company derives revenues from license fees, for the Company's NeuSIGHT and Perfecter software, and services, including installation, implementation, maintenance and training, under the terms of both fixed-price and time-and-materials contracts. Revenues are not recognized until persuasive evidence of an arrangement exists, either by way of a signed contract or signed purchase order.

  Where services are essential to the functionality of the delivered software, the license fee and services revenue is generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in costs, estimated costs and other factors that may lead to a change in the original estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the periods in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of fixed price contracts and all such amounts are expected to be billed in accordance with performance milestones specified in the contract and collected within twelve months. Deferred job costs represent up-front hardware costs incurred that will be amortized to expense over the term of related revenue recognition.

  Services revenue provided under fixed-price contracts is generally recognized using the percentage-of-completion method of accounting described above.
Revenue from other services provided pursuant to time-and-materials contracts is
recognized as the services are performed.   Annual maintenance revenue is
recorded as deferred revenue and recognized ratably over the service period, which is generally twelve months.


K-Fuel Revenue

  The Company recognizes revenue from K-Fuel licenses when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable and collectibility is reasonably assured. Fees from contract services are recognized as the services are performed. The Company recognizes revenue related to research and development contracts as the services are performed under a contract with a third party. This revenue is comprised of numerous contracts and these contracts are intermittently entered into with the third party.


Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term maturity of the instruments. The fair value of long-term obligations for long-term debt and the convertible debentures was estimated by discounting the related future cash flows using market interest rates and estimated market values. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of these long-term obligations approximates fair value.


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

  During the fourth quarter of 2001, management retained an independent appraisal firm to perform an analysis under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" of the Company's goodwill and other acquired intangibles as a result of the Company's acquisition of the Power Optimization Segment of Pavilion Technologies, Inc. The impairment analysis included a review of the Company's acquired intangibles, which consist of order backlog, customer lead list and maintenance contracts and were reviewed by analyzing the forecasted undiscounted cash flows from operations for the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired. In addition, during the fourth quarter of 2001, management performed an impairment analysis on the Company's goodwill in Pegasus by analyzing the forecasted undiscounted cash flows from operations for the acquired entities on a pro forma stand-alone basis and the goodwill was deemed to not be impaired.

  During 2000, the Company recorded a $464,000 impairment provision to reduce certain equipment to estimated salvage value, which approximates the fair market value as estimated by a third party; the provision is included in the operating costs of the K-Fuel demonstration plant and laboratory. Although the Company expects to ultimately utilize this equipment in the construction of a plant to convert biomass materials to a fuel product, using Series "A" and Series "B" K-Fuel Technology, it has not yet been able to obtain financing for such a project and the prospects of obtaining such financing are not clear.


Property, Plant, and Equipment

  Property, plant, and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the following estimated useful lives:

             Plant, machinery and equipment.................... 7-15 years
             Office furniture and equipment.................... 3-5 years

Patents

  The costs of obtaining new patents are capitalized. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the lives of the respective patents of 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

Intangibles

  For business combinations accounted for using the purchase method of accounting, acquired intangibles represent the amount of purchase price allocated to such intangible assets, such as order backlog, customer lead list and maintenance contracts at the date of each acquisition. Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives, which range from 18 months to seven years. Accumulated amortization of intangibles was $164,916 at December 31, 2001.


Goodwill

  Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase accounting method. For acquisitions prior to July 1, 2001, goodwill is amortized on a straight-line basis over the expected period of benefit, five years from acquisition date.
For acquisitions completed after June 30, 2001, goodwill is not amortized and is subject to review for impairment. Accumulated amortization of goodwill was $2,260,547 and $1,580,834 at December 31, 2001 and 2000, respectively.


Deferred Financing Costs

  The Company capitalized issuance costs related to the convertible debentures. These costs are amortized over the life of the debentures using the straight-line method, the results of which are not materially different than using the effective interest method.


Research and Development Costs

  Research and development costs related to Pegasus software development are expensed as incurred. Such costs are required to be expensed until such time as technological feasibility of the product, process or improvement thereto is established, after which remaining costs can be capitalized until general availability of the product. The period of time between achieving technological feasibility and general availability has been relatively short. To date, software development costs qualifying for capitalization have been insignificant; accordingly, the Company has not capitalized any software development costs.


Stock Based Compensation

  The Company periodically grants qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under three stock option plans as well as outside the plans. Stock options granted to employees are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which generally provides that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant. Stock options and other equity instruments granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.


Net Loss Per Common Share

  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year. The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to such number of weighted-average common shares actually outstanding, except for instances in which there is a net loss. The Company's potential common shares outstanding at December 31, 2001, are approximately 10,008,000 and are comprised of the conversion feature of the convertible debentures outstanding as described in Note 11, stock options outstanding as described in Note 15 and warrants to purchase the Company's common stock as described in Note 16. At December 31, 2000 and 1999 the potential common shares outstanding included potentially issuable shares comprised of the conversion feature of the convertible debentures, stock options and stock purchase warrants approximating 9,408,000 and 8,904,000, respectively, plus approximately 26 million common shares potentially issuable as a result of stock purchase warrants to take a control position in the Company held by Thermo Ecotek Corporation until May 2000 (see Note 6). All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.


Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2001 and 2000. At December 31, 1999, cash equivalents included commercial paper and money market accounts of $93,384. Such amount was carried at amortized cost, which approximated fair market value. Certain agreements with the minority owners of Pegasus place restrictions on KFx's access to Pegasus' cash balances (see Note 2).


Concentrations of Credit Risk

  The Company's clients participate in various aspects of the electric power generation industry and consist principally of several large electrical utilities and Kennecott Energy. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of accounts receivable. The Company considers the credit worthiness of its clients in negotiating contract terms, which generally do not require collateral. During 2001, the following individual Pegasus customers accounted for greater than 10% each of consolidated revenues: Cinergy Corporation--39%, Ameren/Union Electric-- 11% and BITCO Enterprises (China)--10%. During 2000, the following individual Pegasus customers accounted for greater than 10% each of consolidated revenues:
Ameren/Union Electric--30%, Dairyland Power Cooperative--18% and American Electric Power--12%. During 1999, two individual Pegasus customers accounted for greater than 10% each of consolidated revenues: Carolina Power & Light--19% and Houston Light & Power--11%. At December 31, 2001, three customers accounted for 10% or more each of consolidated receivables and unbilled revenues (22%, 19% and 16%). At December 31, 2000, three customers accounted for 10% or more each of consolidated receivables and unbilled revenues (25%, 14%, and 12%). In addition, approximately 20% of consolidated receivables at December 31, 2000 consist of an amount due to Pegasus in connection with certain litigation, pursuant to the indemnification provisions of a license agreement.


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


Comprehensive Income

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes standards for reporting comprehensive income and its components in financial statements.

Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2001, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income.


Advertising

  The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 were $18,694, $43,622 and $39,934, respectively.


New Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed the excess is recognized as goodwill. Acquired intangible assets that do not meet certain criteria for recognition apart from goodwill are included in the amount initially recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001, including the acquisition of certain assets and liabilities of Pavilion, see
Note 12.

  In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note
12. The remaining provisions of the Statement are effective beginning in the first six months of 2002. As of December 31, 2001, the net carrying value of the goodwill relating to KFx's acquisition of Pegasus was $1,138,017. The amortization expense relating to this goodwill was $679,713 in 2001. This goodwill will no longer be amortized.

  SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first six months of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first six months of 2002. The Company anticipates that these impairment tests will not have a material impact upon the Company's financial position, results of operations or cash flows.

  On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Division of a Business" ("APB 30"). FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company's financial statements issued in fiscal 2002. The Company has not yet determined the impact of FAS 144 on the Company's financial position, results of operations or cash flows.


Reclassifications

  Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the current year presentation.


NOTE 2. PEGASUS TECHNOLOGIES, INC.

  On March 23, 1998, the Company acquired a 60 percent interest in Pegasus, an Ohio limited liability company that develops and markets computer software products intended to optimize combustion and provide related benefits in coal-fired electric utility power plants. The purchase price totaled $2,574,000 and consisted of a cash payment of $1,100,000, $600,000 in four-year promissory notes, the agreement to provide an immediate capital contribution of $500,000 and certain costs related to the acquisition including the value assigned to options granted to purchase the Company's common stock. The promissory notes bear interest at 5% and required annual principal payments of $150,000 each anniversary date. These promissory notes were fully paid in April 2002. Non-qualified stock options to purchase 75,000 shares of KFx common stock were issued to certain Pegasus principals in conjunction with the acquisition. The estimated fair value of the options was $144,750 and was determined using a Black-Scholes option-pricing model with an expected life of 7 years, expected volatility of 51% and a risk free interest rate of 5.7%. In addition 100,000 fully vested non-qualified stock options to purchase KFx common stock were issued to a consultant who provided certain acquisition services. The estimated fair value of the options was $109,000 and was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 57% and a risk free interest rate of 5.6%. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

  Approximately $2,436,000 of the total purchase price was allocated to goodwill, since the fair value of the underlying net assets of Pegasus at date of acquisition was negative and there were no significant identifiable intangible assets or research and development in process. Goodwill is being amortized over five years and amortization expense totaled $679,713, $646,519 and $531,515 in 2001, 2000 and 1999, respectively. FAS 142 requires that, after December 31, 2001, goodwill will no longer be amortized, but instead must be tested annually for impairment. The results of operations of Pegasus for the years ended December 31, 2001, 2000 and 1999 are included in the consolidated financial statements of the Company. At December 31, 1998, Pegasus was owned 60% by KFx, 25% by Pegasus management and 15% by Computer Associates International, the licensor of neural network software to Pegasus.

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

  On November 30, 2000, the Company issued 80,000 shares of KFx common stock to a former Pegasus employee in connection with his resignation, in exchange for approximately 423,000 shares of common stock of Pegasus (approximately 2.3% of the equity of Pegasus on an as converted basis). This transaction was recorded based on the average price of KFx common stock shortly before the transaction was completed, which approximated $2.075 per share. Accordingly, the additional investment in Pegasus was recorded at $166,000, all of which has been allocated to goodwill.

  On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx ("Pegasus Common Stock") to Kennecott Energy for $1,000,000; (b) the issuance by Pegasus of a newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") to Kennecott Energy, which is equivalent to an additional 2% interest in Pegasus on an as converted basis in exchange for $500,000; (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier; and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. Kennecott had the right to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired on March 3, 2001.

  During 2001, KFx closed transactions with various parties pursuant to which KFx sold all of its preferred stock investment in Pegasus for $2,722,330, which represents an approximate 16% interest in Pegasus on an as converted basis. Included in these sales of Pegasus preferred stock were sales to Evergreen Resources, Inc. ("Evergreen"), whose Chairman is a director of KFx, for $1,500,000, two directors of KFx and KFx's Chairman, Theodore Venners, for $300,000, and a related party of KFx's Chairman for $100,000. These sales to related parties represent an as converted interest in Pegasus of approximately 11.2%.

  KFx is obligated to repurchase this preferred stock, or any other security issued with respect to this preferred stock, at a premium of 33% over the original purchase price, plus interest at an annual rate of 6% on the accreted repurchase price, at dates varying from January 31, 2002 to November 20, 2002, or earlier upon the occurrence of certain events, such as a change in control. In certain circumstances, the parties can individually elect to exchange their interest in Pegasus, with an aggregate maturity value of $3,847,562, for common stock of KFx at $3.65 per share, subject to certain adjustments, including a reduction to the then current market value upon the conversion or redemption of the Company's 6% Convertible Debentures due July 31, 2002 ("Debentures"). In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of KFx common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of the Company's Debentures. The terms of these agreements are substantially the same except that Evergreen can elect to defer the repurchase date to January 31, 2003, in which case it will receive the right to purchase from KFx an additional interest in Pegasus on similar terms, excluding additional warrants to purchase KFx common stock.

  Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments have been classified as debt in the December 31, 2001 balance sheet. Accordingly, the Company estimated the fair value of the related warrants and recorded an aggregate debt discount of $1,179,037. The Company calculated the debt discount amount based upon an allocation of the initial sales proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility ranging from 73% to 76%, a risk free interest rate ranging from 4.1% to 5.0%, and an expected dividend yield of zero. In addition, the difference between the effective conversion price of the preferred stock and the fair value of KFx's common stock on the respective dates of the transactions resulted in a beneficial conversion feature in an aggregate amount of $1,351,217, which was calculated in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The un-amortized portion of the beneficial conversion feature is reflected as additional debt discount in the balance sheet at December 31, 2001. During 2001, the Company recorded $1,592,816 in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature, and recorded $723,897 of interest expense related to the accretion of these instruments to their respective redemption values.

  As of April 12, 2002, preferred stock with a total redemption value of approximately $2,865,000 is past due. The Company is currently in the process of renegotiating the repurchase dates for these shares of preferred stock; however, in the event that the Company is unable to repay the redemption value for cash, the instruments are convertible into KFx common stock.

  Pursuant to various agreements including the agreement with Kennecott Energy for additional investments in Pegasus entered into in March of 2000, Pegasus' capital structure at December 31, 2001 is summarized as follows:

                                                                  Authorized        Outstanding
       Class of Stock ($.001 per share par value)                   Shares            Shares         Par Value
       ------------------------------------------                 ----------        -----------      ---------
       Common stock                                                30,000,000         14,106,000       $14,106
       Series B preferred, 6% cumulative convertible                3,742,797          2,645,494         2,645
       Series C preferred, 6% cumulative convertible                2,798,161          2,798,161         2,798

  At December 31, 2001, KFx held approximately 10,254,000 shares of Pegasus common stock and Kennecott Energy held approximately 749,000 shares of the Pegasus common stock and all of the Series B preferred stock. Private investors held all of the Series C preferred stock. Series B and Series C preferred stock have substantially similar rights which include (a) voting rights on an as converted basis; (b) rights to cumulative dividends at 6%, when and as if declared by the board of directors of Pegasus; and (c) a liquidation preference at December 31, 2001 equal to approximately $1.20 per share plus cumulative
dividends.   As of December 31, 2001, no dividends have been declared on the preferred stock. At December 31, 2001 cumulative, but undeclared dividends approximated $616,000, of which approximately $217,000 related to the Series B preferred stock held by Kennecott Energy. Under the terms of a stockholder and voting agreement among the stockholders of Pegasus and certain other agreements executed in connection with Kennecott Energy's March 2000 investment in Pegasus, the approval of a majority of the Pegasus Directors, including at least one Director not affiliated with the Company's management, must be obtained in order for Pegasus to (a) repurchase its common stock (except for buybacks from directors or employees), Series B preferred stock or Series C preferred stock,
(b) declare or pay dividends on or any distribution on account of the common stock, (c) merge, consolidate or sell or assign all or substantially all of its assets unless its shareholders would own a majority of the surviving entity, (d) amend or waive any provision of its Certificate of Incorporation or Bylaws to create a new series of preferred stock senior to or in parity with the Series B or Series C preferred stock, or increase or decrease its authorized preferred stock, (e) amend the Articles of Incorporation to change the rights, preferences, privileges or limitations on the common stock, Series B or Series C preferred stock, (f) change the authorized size of the Board of Directors to more or less than five members, (g) increase the level of financing above certain levels, (h) increase the number of shares available for stock options or other equity compensation awards beyond the 2.5 million shares contained in the Pegasus 1999 Stock Incentive Plan, whether under an existing or new option or incentive plan, (i) issue any shares of Series A preferred stock; or (j) dissolve, liquidate or wind up Pegasus. In addition, sales of any stock held by a stockholder are subject to first rights of refusal and certain other restrictions.

  At December 31, 2001, as a result of the additional investments of Kennecott Energy in Pegasus Series B preferred stock and KFx's sale of it Series C preferred stock, the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx--51%, Pegasus management--16%, Kennecott Energy-- 17%, Evergreen Resources, Inc--9% and other private investors--7%.


NOTE 3. PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment consisted of the following:

                                                                               December 31
                                                                    ---------------------------------
                                                                        2001                 2000
                                                                    ------------         ------------
     Demonstration plant....................................        $ 10,854,375         $ 10,854,375
     Office, computer equipment and other...................           1,088,598              970,014
                                                                    ------------         ------------
     Total  ................................................          11,942,973           11,824,389

      Less accumulated depreciation.......   (11,633,463)         (10,463,959)
                                            ------------         ------------
      Net book value  ....................  $    309,510         $  1,360,430
                                            ============         ============

     Depreciation expense was $1,171,442, $1,105,632 and $1,096,481 in 2001,
2000 and 1999, respectively.

NOTE 4. PATENTS

     Patents consisted of the following:

                                                                            December 31
                                                                            -----------
                                                                      2001                 2000
                                                                      ----                 ----
       Series "A" and "B" patents.............................    $    79,253          $   218,314
       Series "C" patents.....................................      1,560,909            1,485,298
       Domestic and foreign patents--pending..................        637,741              626,567
       Other..................................................             --               90,000
                                                                  -----------          -----------
       Total..................................................      2,277,903            2,420,179
       Less accumulated amortization..........................       (565,808)            (468,612)
                                                                  -----------          -----------
                                                                  $ 1,712,095          $ 1,951,567
                                                                  ===========          ===========

     Patents amortization expense, including abandoned patents, was $342,382, $628,113 and $631,544 in 2001, 2000 and 1999, respectively.

     Although the Series "A" and "B" patents are near their expiration dates, they provide a basis for the Series "C" patents. Each new series of patents typically contains certain elements of the previous series of patents, essentially extending the life of the existing technology. Therefore, each series of patents held by the Company contains separate technology and also serves to protect each other series of patents held by the Company.

NOTE 5. INVESTMENT IN K-FUEL, L.L.C.

     In April 1996, the Company and a wholly-owned subsidiary of Kennecott Energy formed K-Fuel, LLC. Pursuant to the Limited Liability Company Agreement (the "Agreement"), K-Fuel, LLC is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of plants or facilities to produce K-Fuel products on a commercial basis ("Commercial Projects"). Any Commercial Projects will be constructed by separate entities in which Kennecott Energy, the Company or both may have an equity interest and which will receive a sublicense from K-Fuel, LLC for the K-Fuel Technology.

     Initially, the Company has a 51% interest in K-Fuel, LLC and Kennecott Energy has a 49% interest, except to the extent of certain research and development and amortization expenses, which per the Agreement are allocated 100% to Kennecott Energy. At the time that Kennecott Energy places into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, Kennecott Energy will obtain a 51% interest in K-Fuel, LLC and the Company's interest will be reduced to 49%. In connection with an amendment to the Agreement executed in June 1999, Kennecott Energy paid to KFx a $1,000,000 K-Fuel license fee, which was recorded as license fee revenue on the statement of operations, and an additional $1,000,000 that, in accordance with the amendment, was invested in K-Fuel, LLC to fund future development activities associated with the next phase of K-Fuel commercialization. The additional $1,000,000 was recorded as an addition to investment in K-Fuel, LLC and deferred income. As such funds are expended by K-Fuel, LLC, the Company records a reduction to its investment in K-Fuel, LLC and deferred income. Approximately $347,000 and $501,000 of deferred income was amortized during 2001 and 2000, respectively. The Company has no future obligation relating to the license fee paid by Kennecott Energy or the construction of a K-Fuel plant.

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

  K-Fuel, LLC incurred research and development costs totaling approximately $347,000, $482,000 and $23,000 in 2001, 2000 and 1999, respectively, and an additional $3,000, $4,000 and $3,000 for certain administrative, marketing and project development activities in the United States and Indonesia for the same periods. The Company made no contribution to K-Fuel, LLC during 2001 or 2000. The Company contributed $1,000,000 to K-Fuel, LLC in 1999 for certain administrative, marketing and project development activities in the United States and Indonesia. As of December 31, 2001, K-Fuel, LLC was not committed to fund or construct any Commercial Projects.

  The Company recognized income of $3,944, $4,242 and $11,618 for its equity share of the marketing, general and administrative expenses and interest income of K-Fuel, LLC for 2001, 2000 and 1999, respectively. The Company's investment in K-Fuel, LLC at December 31, 2001 was approximately $351,000, which approximates the Company's 51% share of the equity of K-Fuel, LLC.


NOTE 6. THERMO ECOTEK CORPORATION AND KFx FUEL PARTNERS, L.P.

  In 1995, the Company and Thermo Ecotek Corporation ("TCK") entered into a stock purchase agreement (the "Stock Purchase Agreement") whereby TCK acquired 1,500,000 shares of the Company's common stock for $3 million, and the right to purchase up to an additional 2,750,000 shares of the Company's common stock at the same price per share. In December 1995, TCK purchased an additional 1,500,000 shares for $3.0 million. Additionally, TCK purchased the remaining 1,250,000 shares of common stock in January 1997 for $2.5 million, increasing its ownership in the Company to approximately 18 percent. As a part of this transaction, TCK was also granted stock purchase warrants giving it the right to purchase a control position in KFx's common stock. In connection with these transactions in 1995, the Company acquired a 5 percent general and limited partnership interest in KFP. TCK, the operating partner, held the remaining 95 percent general and limited partnership interest in KFP. In 1995, KFP began construction of a 500,000 tons-per-year K-Fuel production facility near Gillette, Wyoming, which was completed in 1998 at a total construction cost approximating $66.5 million. TCK began reporting operating results from the KFP Facility in April 1998. Although the KFP Facility operated and produced commercially salable product, TCK encountered difficulties in achieving optimal and sustained operations. On May 24, 1999, TCK announced its decision to hold for sale its investment in the KFP Facility. In June 1999, TCK suspended operations at the KFP Facility. The Company's share of the losses of KFP was $452,364 for 1999. The Company also performed $197,273 of technical services for KFP in 1999. Amounts earned for the performance of technical services are included in contract revenues in 1999.

  On April 12, 2000, the Company executed agreements with various parties that initiated the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation (BKH) purchased the KFP Facility and received 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx's board of directors (which to date it has declined to exercise), (c) KFx granted BKH a fully-exercisable warrant, which expires April 30, 2005, to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments,
(d) KFx relinquished its 5% interest in KFP to TCK and provide certain releases to TCK in exchange for cash proceeds approximating $1.5 million and laboratory equipment with a $144,000 carrying value, which approximated its fair market value, and (e) TCK sold the remaining 2.25 million common shares of KFx it owned to private investors and canceled the warrants it held to purchase a control position in KFx's common stock.

  The carrying value of the Company's investment in KFP was written down effective December 31, 1999 by $1.8 million, to the $1.5 million estimated cash proceeds to KFx from these transactions. In addition, the estimated fair value of the warrants issued to BKH of approximately $2.2 million was determined using the Black-Scholes option-pricing model and was charged to expense in 1999.
These amounts were recorded as non-operating impairment losses in the statement of operations in 1999.

NOTE 7. CHARCO REDONDO, L.L.C.

  In December 1997, the Company purchased a 12.6% interest in Charco Redondo, LLC, a Texas limited liability company, ("Charco") for $540,000, which was funded during 1998. The Company made additional investments approximating $89,000 pursuant to cash calls made by Charco through December 31, 1998. During 1998, Charco successfully completed a pilot tertiary oil recovery project. The Company and Charco have undertaken efforts to obtain approximately $7 million of outside financing to further develop the Charco Redondo Lease. The Company has no obligations to provide any funding for the development of the Charco Redondo Lease. Although the Company believes the Charco Redondo Lease has significant potential, based on (a) the need for the Company to focus its efforts and limited financial resources on its K-Fuel and Pegasus business segments and (b) the inability to obtain the necessary outside financing to date, the Company recorded an impairment write-off for its investment in Charco Redondo as of December 31, 2000, in the amount of $629,000, which is included in non-operating losses in the statement of operations.


NOTE 8. PREPAID ROYALTY

  In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman is entitled to a royalty of 25 percent of the Company's future worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights.

  As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 in cash and issued a promissory note for $200,000, which was paid in full in 1997. The $500,000 prepaid royalty represents an advance payment on future royalty obligations, has no specified expiration date and is solely dependent upon the issuance of licenses. The prepaid royalty is being amortized as licenses to K-Fuel Technology are sold. Through December 31, 2001, the Company has recognized $2,000 of expense relating to the prepaid royalty.


NOTE 9. NOTES PAYABLE TO DIRECTORS

KFx

  During 2000, the Company borrowed a total of $650,000 consisting of (a) a $100,000 note payable to the Chairman, due on demand and bearing interest at the prime rate plus 2% (11.5 % at December 31, 2000) and (b) a $550,000 note payable to another director, bearing interest at 11.5%, due April 30, 2001 and personally guaranteed by the Company's Chairman. The Company repaid $400,000 of the notes during 2000 and repaid the remaining $250,000 during 2001.

Pegasus

  During 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company's Chairman and CEO bearing interest at prime plus 2%, due on demand.
The terms of the agreement include a warrant to purchase 285,000 shares of common stock of Pegasus at an exercise price of $1.07 a share. The Company estimated the fair value of the warrant and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 73%, a risk free interest rate of 4.65%, and a dividend yield of zero. At December 31, 2001, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

     During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates. Under a $400,000 note, which bears interest at the prime rate plus 2% (11.5% at December 31, 2000) and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was also issued to purchase 350,000 shares of common stock of Pegasus at an exercise price of $1.07 per share . The Company estimated fair value of the warrant and recorded $213,500 as debt discount, which was amortized to interest expense over the initial six-month term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero. The warrant expires in July 2003. At December 31, 2001, the warrant was outstanding and fully exercisable. An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2% (11.5 % at December 31, 2000), is due on demand, and is personally guaranteed by KFx's Chairman. At December 31, 2001, the unpaid balance of the three unsecured notes was $300,000. An additional $300,000 was borrowed and repaid during 2000 under a separate unsecured note.

NOTE 10. LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                                               December 31
                                                                                               -----------
                                                                                             2001          2000
                                                                                             ----          ----
Pavilion purchase obligation, imputed interest at 14 percent, due on
 March 28, 2002......................................................................     $4,804,179     $       --
Convertible note to Cinergy, interest at 7 percent (includes debt discount of
 $542,995)...........................................................................      2,957,005             --
Unsecured promissory note to the State of Wyoming....................................             --        475,000
Unsecured promissory note, interest at 8.0 percent, due on demand....................        245,000        245,000
Unsecured promissory note, interest at 6.0 percent, payable in $10,000
 quarterly installments beginning March 2002 with the balance due December 2004......        170,000        170,000
Unsecured promissory note, interest at 5.0 percent due with principal payments
 in four annual payments approximating $150,000 each beginning March 1999............        161,150        314,626
                                                                                         -----------     ----------
Total................................................................................      8,337,334      1,204,626
Less current maturities..............................................................     (5,250,329)      (873,476)
                                                                                         -----------     ----------
Long-term portion....................................................................    $ 3,087,005     $  331,150
                                                                                         ===========     ==========

     In February 1994, the Company entered into a promissory note ("Note") with the State of Wyoming ("Wyoming") in the amount of $500,000, which was due March 1, 2001. The note bore interest at 6.5% per annum. The Company initiated discussions with Wyoming in advance of the maturity date and paid the interest due under the Note on April 10, 2001. In exchange for current interest payments, Wyoming had granted the Company an extension to August 1, 2001. Substantially identical circumstances arose relative to a promissory note ("Chairman's Note") for $819,000 due to Wyoming held by KFx's Chairman and one of his affiliates. The Company agreed in 1994 to indemnify its Chairman and his affiliate for any payments due under such note; however, in April 2001 and April 2000, the Chairman waived his right to the indemnity; accordingly, the Company had no obligation to repay the Chairman's Note. On July 20, 2001, the Company made the final payment to Wyoming in the amount of $1,161,583 for the $399,439 of principal and interest outstanding on the Note and repaid the entire amount outstanding on the Chairman's Note in the amount of $762,144. At the time of the final payment, which fulfilled all obligations to Wyoming under the Note and the Chairman's Note, Wyoming returned its 12% interest in the K-Fuel process to the Company. The final payment to satisfy the Chairman's Note was expensed to marketing, general and administrative expense in 2001.

  On July 25, 2001, Cinergy Corp. ("Cinergy) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001. The advance bears interest at 7% per annum, payable monthly. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus' or KFx's assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share. The exercise price of the warrant resets to $2.75 per share upon conversion, maturity or redemption of all of the Company's 6% convertible debentures due July 31, 2002. The Company estimated the fair value of the warrant and recorded a debt discount of $391,522, which is being amortized to interest expense over the estimated three-year term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 86%, a risk free interest rate of 4.3% and a dividend yield of zero. At December 31, 2001, the original balance of this note was outstanding and the warrant was outstanding and fully exercisable.

  In addition, the difference between the effective conversion price of the note into KFx common stock and the fair value of KFx's common stock on date of issuance of the note resulted in a beneficial conversion feature in an amount of $247,687, which was calculated in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The un-amortized portion of the beneficial conversion feature is reflected as additional debt discount in the balance sheet at December 31, 2001. During 2001, the Company recorded approximately $92,000 in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion feature.

  In relation to the above transaction the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company's common stock at an exercise price of $3.00 per share. The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note. The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04%, and a dividend yield of zero. The warrant expires five years from the grant.

  Scheduled maturities of long-term debt at December 31, 2001 are approximately as follows: $5,250,329 in 2002, $40,000 in 2003 and $3,590,000 in 2004.


NOTE 11. CONVERTIBLE DEBENTURES

  On July 31, 1997, the Company completed a private placement of unsecured convertible debentures (the "Debentures") totaling $17.0 million. The Debentures were offered, sold and delivered only to non-United States persons outside of the United States pursuant to Regulation S of the Securities Act of 1933, as amended. The Debentures mature in July 2002 at 112% of principal amount, and have an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31. The Debentures became convertible into shares of the Company's common stock at a conversion price of $3.75 per share, beginning on October 30, 1997. On November 1, 1999, the conversion price changed to $3.65 per share in accordance with provisions of the Debentures. On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price to $3.00 per share in accordance with provisions of the Debentures. Subsequent to year end, the Company sold common stock for $2.50 per share (see Note 20), which reduced the conversion price to $2.50 per share in accordance with provisions of the Debentures. The Debentures are callable by the Company at 130% of principal amount. The Debentures contain covenants limiting the Company's ability to incur secured and unsecured debt, to sell assets or enter into merger agreements and make investment. The Debentures also prohibit the Company from declaring or paying any dividend on its capital stock (other than stock dividends) while there are still Debentures outstanding, without the consent of all holders of the outstanding Debentures. In addition, the Debentures contain provisions that would reduce the Debenture conversion price from $2.50 per share, if the Company sells or issues any equity instrument of KFx at a price below $2.50 per share. No reset of the conversion price occurred prior to the transaction on December 3, 2001, since all equity instruments sold, issued or granted by the Company between July 31, 1997 and December 3, 2001 were either at or above the conversion price of $3.65 per share stated in the Debenture agreement. Management believes that the Company has complied with the Debentures' covenants. In connection with the sale of the Debentures, the Company issued warrants to purchase 453,333 shares of common stock to the placement agents (see Note 14). In connection with the placement of the Debentures, the Company incurred costs totaling $2,435,565, which were recorded as debt issue costs and are being amortized over the life of the Debentures. Related amortization expense was $412,000, $448,000 and $492,000 in 2001, 2000 and 1999, respectively.

  As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company's common stock on the original issuance date of the debenture resulted in a beneficial conversion feature of $2,283,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature is reflected as debt discount on the balance
sheet and is being amortized over the remaining life of the debentures.   During
2001, the Company recorded $1,183,000 in interest expense related to the amortization of the debt discount.

  The sale of common stock subsequent to year-end for $2.50 per share resulted in an additional beneficial conversion feature of approximately $802,000, which was calculated in accordance with EITF 98-5 and EITF 00-27. The Company will record this amount as additional debt discount in the first quarter of 2002, which will be amortized to interest expense over the remaining term of the Debentures.

  At June 30, 2000, the Company recorded a charge of $1,000,000 related to previously unrecorded accretion of the 12% premium on its Debentures, of which approximately $845,000 related to amounts that should have been recognized from July 1997 through December 1999. The impact of this accrual on each of the quarters and years since the Debentures were issued in July 1997 was not material. Additional premium accretion approximating $362,000 was recorded in subsequent quarters of 2000. Premium accretion expense for 2001 was approximately $340,000. Due to conversions that have occurred and may occur prior to the maturity date of the Debentures, the remaining premium accretion expense during 2002 will be no greater than $105,000.

  During 2001, holders of Debentures with a face value of $1,400,000 and $6,200,000 exercised their right to convert their Debentures into common stock of the Company at a conversion price of $3.65 and $3.00 per share, respectively. Accordingly, 2,450,224 shares of common stock were issued, and $10,546,485, including a pro rata portion of accreted maturity premium, net of a pro rata portion of deferred debt issue costs, was credited to common stock and additional paid in capital.


NOTE 12. PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

  Pursuant to an Asset Purchase and License Agreement (the "Purchase Agreement") between Pavilion, Pegasus and KFx, dated July 31, 2001, certain assets and liabilities relating to the Pavilion Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, deposits, customer list, exclusive rights to license Pavilion's software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion's software being licensed. The Purchase Agreement initially provided for a base price of $9,500,000 in cash, payable to Pavilion in installments through July 31, 2003, adjusted for the net of assets and liabilities assumed. Additionally, Pegasus was to initially pay Pavilion royalties of up to $5,500,000 between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. During 2001, Pegasus made payments to Pavilion totaling $2,447,740 against the base purchase price. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the remaining base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired transaction costs. This reduction resulted in a net purchase price adjustment, based upon the present value of the payments, of $1,500,297, which was recorded as a reduction of goodwill as of December 31, 2001. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. Per the terms of this amendment, Pegasus paid Pavilion $4.35 million on March 28, 2002 as the final purchase price payment for the acquisition.

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

(in thousands):
Purchase price ............................................      $7,120
Fair value of identifiable intangible assets acquired......       1,426
Deferred revenue...........................................        (269)
                                                                 ------
Excess cost over net assets acquired.......................       5,963
Acquisition costs..........................................         269
                                                                 ------
Goodwill...................................................      $6,232
                                                                 ======

     The intangible assets acquired consist of order backlog, customer lead list and maintenance contracts which have estimated useful lives of 18 months, 18 months and seven years, respectively. Goodwill recognized as a result of the transaction is attributable to Pegasus and all activity relating to the goodwill was assigned to the Pegasus segment.

     The unaudited pro forma results of operations for 2001 and 2000 are prepared assuming the consummation of the purchase as of the beginning of the period presented. The pro forma results include estimates and assumptions, which the Company's management believes are reasonable. However, the pro forma results do not include any cost savings, revenue enhancements or other effects of the planned integration of Pegasus and Pavilion and are not necessarily indicative of the results which would have occurred if the transaction had been in effect on the dates indicated, or which may result in the future. Pro forma results are as follows:

                                                        UNAUDITED PRO FORMA
(in thousands, except per share amounts)              YEARS ENDED DECEMBER 31
                                                      ------------------------
                                                         2001           2000
                                                       --------       --------
Total operating revenues.........................      $  3,739       $  4,041
Net loss.........................................      $(18,482)      $(15,222)
Basic and diluted net loss per common share......      $   (.71)      $   (.61)


NOTE 13. REDEEMABLE COMMON STOCK

     During 2001, the Company issued 141,450 shares of common stock, which is presented as redeemable common stock on the balance sheet at a redemption value of $424,350 as of December 31, 2001, to an investment banker in return for services rendered. The common stock is redeemable for cash at the option of the holder at the greater of $3.00 per share or the weighted-average fair market value of the Company's common stock for the preceding fifteen days. The stock is only redeemable after the Company consummates a qualifying equity transaction, which has occurred subsequent to year-end (see Note 20), and upon the retirement or conversion of all of the outstanding Debentures.


NOTE 14. STOCKHOLDERS' EQUITY

  During 2001, the Company agreed to issue 309,500 shares of its common stock in exchange for consulting services resulting in approximately $620,000 in marketing, general and administrative expenses, based on the fair value of the shares on the commitment date.

  In July 2001, the Company issued 1,000,000 shares of common stock at a price of $3.65 per share and a warrant, expiring three years after the date of issue, exercisable for 500,000 shares of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $3,500,000, net of transaction costs. In conjunction with this investment, the company issued a warrant, expiring three years after the date of issue, exercisable for 100,000 shares of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an advisor to the transaction.

  During 2000, the Company agreed to issue 181,582 shares of its common stock in exchange for consulting services resulting in approximately $418,000 in marketing, general and administrative expenses, based on the fair value of the shares on the commitment date. At December 31, 2000, 68,082 of these shares had not yet been issued.

  As discussed in Note 2, in August 1999, the Company issued 527,000 shares of its common stock in exchange for an additional 15% interest in Pegasus. In July 1999, the Company issued 3,500 shares of the Company's Common Stock in exchange for certain professional services resulting in $13,124 in marketing, general and administrative expenses, based on the fair value of the shares on the commitment date.

  Pegasus common stock, preferred stock and options are not convertible into KFx shares.


NOTE 15. STOCK OPTION PLANS

KFx

  The Company has three employee stock option plans: the Amended and Restated Stock Option Plan (the "1992 Plan"); the 1996 Stock Option and Incentive Plan (the "1996 Plan"); and the 1999 Stock Incentive Plan (the "1999 Plan"). These plans are administered by the Compensation Committee of the Company's Board of Directors ("Committee"), which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options ("ISO").

  The 1992 Plan provides for the award to the Company's executive officers and other key employees, non-employee directors and consultants and others of non-qualified stock options ("NSO") and ISOs. Stock options granted under the 1992 Plan generally vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date thereof until fully vested. The Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control. As a result of TCK's investment in the Company on January 31, 1997, which increased its ownership in the Company to in excess of 15 percent, which constituted a change in control, all options outstanding under the 1992 Plan became fully vested. Stock options granted under the 1992 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan, of which 228,000 options remain available for grant as of December 31, 2001.

  The 1996 Plan provides for the award to the Company's executive officers and other key employees, non-employee directors and consultants and others of NSOs, ISOs, stock appreciation rights ("SAR") and restricted stock. Stock options granted under the 1996 Plan generally vest 20 percent on the first anniversary date of the grant, and an additional 20 percent each anniversary date thereafter until fully vested. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. Stock options granted under the 1996 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Plan, of which 150,666 options remain available for grant at December 31, 2001. During 1999, 158,334 SARs were granted under the 1996 Plan; see further discussion of these SAR grants below. There were no grants under the 1996 Plan during 2001 and 2000.

     The 1999 Plan provides for the award to the Company's executive officers and other key employees, non employee directors and consultants and others of various forms of equity based compensation including, ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Company's common stock, except that vesting is not required upon a change in control. The Company has reserved 2,000,000 shares of common stock for issuance under the 1999 Plan, of which 156,000 options remain available for grant at December 31, 2001. During 2001 and 2000, 899,000 and 405,000 SARs were granted under the 1999 Plan, respectively.

     In addition to the 1992 Plan, the 1996 Plan, and the 1999 Plan, the Company has issued non-qualified stock options, SARs and restricted stock related to various compensation and fee agreements with directors and employees of and consultants to the Company.

     The following table summarizes the Company's stock option activity for the three-year period ending December 31, 2001:

                                              Option Activity                     Options Exercisable
                                              ---------------                     -------------------
                                                          Weighted-                           Weighted-Average
                                                      Average Exercise                          Exercise Price
                                         Total         Price Per Share           Total            Per Share
                                         -----        -----------------          -----        -----------------
     Balance 12-31-98............       3,872,000          $4.38                2,273,000            $4.42
     Granted.....................          71,000          $3.75
     Expired and cancelled.......        (380,000)         $4.31
                                        ---------
     Balance 12-31-99............       3,563,000          $4.38                2,606,000            $4.32
     Expired and cancelled.......        (275,000)         $5.07
                                        ---------
     Balance 12-31-00............       3,288,000          $4.33                2,684,000            $4.39
     Expired and cancelled.......        (275,000)         $3.75
                                        ---------
     Balance 12-31-01.............      3,013,000          $4.38                2,785,000            $4.43
                                        =========

     Stock options outstanding and exercisable as of December 31, 2001 are summarized below:



                        Stock Options Outstanding                               Stock Options Exercisable
                        -------------------------                               -------------------------
                                        Weighted-
                                         Average           Weighted-                     Weighted
                                        Remaining          Average                       Average
        Range of        Number of      Contractual         Exercise       Number of      Exercise
     Exercise Prices      Shares       Life (Years)         Price           Shares         Price
     ---------------    ---------      ------------        ----------     ----------     ---------
      $7.14-$7.39          260,000          1.5             $7.38           260,000         $7.38
       3.75- 5.38        2,403,000          3.2             $4.33         2,175,000         $4.39
             2.50          350,000          3.5             $2.50           350,000         $2.50
                         ---------                                        ---------
      $2.50-$7.39        3,013,000          3.1             $4.38         2,785,000         $4.43
                         =========                                        =========

     All stock options granted during each of the three years ended December 31, 2001, were at exercise prices that were equal to or greater than the fair market value of the Company's common stock on the date of grant. Generally such grants were at the greater of fair market value of the Company's common stock on the date of grant or $3.75 per share ($3.65 per share after November 1, 1999 and $3.00 per share after December 3, 2001) due to restrictions imposed under the Convertible Debentures.

     During the second half of 1999, the Company's board of directors adopted a policy of granting stock-based compensation to directors in lieu of directors' fees. Accordingly, SARs for 325,000 shares at a price of $1.375 per share, for 300,000 shares at a price of $1.75 per share and for 475,000 shares at a price of $1.00 per share were granted to directors in 2001, 2000 and 1999, respectively. In 2001, the Company granted SARs for 524,000 shares and 50,000 shares at $2.25 and $2.70 per share to employees and consultants, respectively. In 2000, the Company granted SARs for 55,000 shares and 50,000 shares at $1.50 per share to employees and consultants, respectively. In 1999, the Company also granted SARs to employees for 255,000 shares at a price of $1.50 per share and to consultants for 158,334, in lieu of cash fee payments. The SARs prices were equal to or greater than the Company's closing stock price on the dates of grant and the SARs were generally fully vested at date of grant, but cannot be exercised until the Company's Debentures are converted, redeemed or mature. SARs granted to directors expire in ten years and consultants generally expire five years from date of grant. The SARs granted to employees expire thirty days after the Debentures are retired. Upon exercise of any of the SARs, the Company has the option of (a) paying the stock appreciation in excess of the grant price in cash, (b) converting the SAR to a non-qualified stock option for the same number of shares as covered by the SAR at the SAR grant price, or (c) granting common stock of the Company with a value at the date of exercise equivalent to the amount of stock appreciation at the date of exercise. Consistent with prior years, since the conditions precedent to exercisability, principally the conversion or retirement of the Company's Debentures, had not been satisfied and satisfaction of these conditions is not probable at December 31, 2001, due to the Company's need for cash and the current restraints on the Company's ability to raise capital no expense associated with these SAR grants was recognized in 2001, 2000 or 1999. When it becomes probable that all of the remaining Debentures will be converted or redeemed, the Company will record an expense for the SARs based upon the number of SARs currently exercisable, multiplied by the difference between the fair value of KFX common stock and the exercise price of the respective SARs.

Pegasus

     The Company's Pegasus subsidiary has adopted a separate stock option plan (the "Pegasus Plan") that provides for the award to Pegasus' executive officers, non-employee directors, other key employees and consultants, of various forms of equity based compensation, including ISOs, NSOs, SARs, and restricted stock. The board of directors of Pegasus administers the Pegasus Plan and has similar authority to the Committee to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that changes in control are generally transactions involving in excess of 50% of Pegasus' common stock. Option prices are equivalent to estimated market values at the dates of grant. Vesting of options granted under the plan is generally at 2% per month and the options generally expire seven years from date of grant. Options granted under the Pegasus Plan are not convertible into KFx shares. Pegasus has reserved 2,500,000 shares of common stock for issuance under the Pegasus Plan, which approximates 12.5% of the outstanding common stock and convertible preferred stock (on an as converted basis) of Pegasus at December 31, 2001. At December 31, 2001, 542,000 options under the Pegasus Plan remain available for grant.

     The following table summarizes Pegasus' stock option activity for the three-year period ending December 31, 2001:

                                           Option Activity                      Options Exercisable
                                           ---------------                      -------------------
                                                 Weighted- Average                          Weighted-
                                                   Exercise Price                        Average Exercise
                                  Total              Per Share             Total          Price Per Share
                                  -----          ------------------        -----         -----------------
Balance 12-31-98.........         742,421              $ .31
Granted..................       1,026,000              $1.01
                                ---------
Balance 12-31-99.........       1,768,421              $ .72               447,565                 $ .73
Granted..................          58,000              $1.07
Expired and cancelled....        (977,421)             $ .48
                                ---------
Balance 12-31-00.........         849,000              $1.02               379,970                 $1.03

Granted..................     1,118,000      $1.07
Expired and cancelled....        (9,000)     $1.00
                              ---------
Balance 12-31-01.........     1,958,000      $1.05     682,860   $1.03
                              =========

     The range of exercise prices for stock options outstanding and exercisable at December 31, 2001 was $1.00 per share to $1.10 per share. The weighted-average estimated grant date fair value of options granted in 2001, 2000 and 1999 was $.63 per share, $0.75 per share and $.63 per share, respectively. All stock options granted during each of the three years ended December 31, 2001 were at exercise prices that were not below the fair market value of the Pegasus common stock on the date of grant as determined by the Pegasus board of directors.

     The Company applies APB 25 and relevant interpretations in accounting for its stock option plans. Accordingly, compensation expense is recognized when the exercise price of an employee stock option or similar equity instrument is below the fair market value of the underlying common stock on the date of grant. All grants to employees were at strike prices greater than or equal to the fair market value of the Pegasus common stock on the date of grant, accordingly no compensation expense has been recognized.

     Had compensation expense for the Company's stock option plans been recognized based on the fair value at the grant date for the awards under these plans consistent with the method of FAS 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                                      Year Ended December 31
                                                      ----------------------
                                            2001                2000                     1999
                                            ----                ----                     ----
Pro forma net loss..................    $(15,826,292)       $(13,137,000)            $(13,850,000)
Pro forma net loss per share........    $       (.61)       $       (.53)            $       (.57)

     For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                                      Year Ended December 31
                                                      ----------------------
                                            2001                2000                1999
                                            ----                ----                ----
Weighted-average:
     Risk free interest rate..........       4.31%               6.64%               6.33%
     Expected option life (years).....       3.5                 3.5                 5.9
     Expected volatility..............       81.5%              66.6%               60.6%
     Expected dividends...............         NA                 NA                  NA

NOTE 16. WARRANTS TO PURCHASE COMMON STOCK

  Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. The following table summarizes the outstanding warrants as of December 31, 2001, all of which are fully exercisable as of that date:

                                       Number        Exercise
                          Type of        of            Price
                        Transaction    Shares        Per Share       Expiration
                        -----------    ------        ---------       ----------
Granted in 1996         Services         55,000        $3.75            2002
Granted in 1997         Services        453,333        $5.00            2002


Granted in 2000      Other      1,300,000      $  3.65           2005
Granted in 2001      Other      2,914,842      $3.00-3.65      2004-2006
                                ---------
    Total                       4,723,175
                                =========

     Warrants granted in 1997 related to the placement of the Convertible Debentures. Warrants granted in 1998 related to certain professional service expenses totaling $196,000. Warrants granted in 2000 were in connection with the sale of the Company's interest in KFP and related transactions (see Note 6). Warrants granted in 2001 related to the sales of Pegasus Series C preferred stock (see Note 2), private investment transactions (see Note 13), the Cinergy advance (see Note 10) and certain professional service expenses (as follows).

     In November of 2001, the Company granted a warrant for professional services rendered to purchase 141,450 shares of the Company's common stock at an exercise price of $3.00 per share. The estimated fair value of the warrant of approximately $274,000 was recorded as marketing, general and administrative expense and was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.12%, and a dividend yield of zero. The warrant expires 5 years from the grant date and as of December 31, 2001 the warrant was outstanding and fully exercisable.

     In December of 2001, the Company granted a warrant for professional services rendered and to be rendered in future periods to purchase 90,000 shares of the Company's common stock at an exercise price of $3.65 per share. The estimated fair value of the warrant of approximately $131,000 was allocated between prepaid expense and marketing, general and administrative expense and was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 84%, a risk free interest rate of 3.28%, and a dividend yield of zero. The warrant expires 3 years from the grant date and as of December 31, 2001 the warrant was outstanding and fully exercisable.

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

     On September 8, 2000, Pavilion, a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the "Pavilion Lawsuit"). The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio. The Pavilion Lawsuit sought injunctive relief, compensatory and treble damages, as well as attorney's fees, costs and expenses. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. On August 1, 2001, Pegasus purchased certain assets and liabilities of the Pavilion Power Optimization division, which effectively resolved the Pavilion Lawsuit, see Note 12.

     On November 4, 1999, Link Resources, Inc., a Georgia corporation, ("Link") and its two shareholders, Linda E. Kobel ("Kobel") and Gary A. Sanden ("Sanden") filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleged that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint sought damages in excess of $5.3 million. This litigation was settled in February 2002 with the costs of the settlement borne by the Company's insurance carrier.

     The Company is obligated for non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. Rent expense in 2001, 2000 and 1999 was $466,847, $386,261, and $279,312, respectively. Certain of the leased property, principally office space, has been sublet to third parties under non-cancelable operating leases. Sublease income was $165,693, $78,301 and $32,818 in 2001, 2000 and 1999,
respectively. Approximate future minimum lease payments and sublease receipts as follows:


  Year Ending       Lease Amounts       Sublease Amounts
  December 31           Payable            Receivable          Net Amount
  -----------       -------------       ----------------       ----------
     2002             $  457,000             $168,000           $289,000
     2003                411,000              151,000            260,000
     2004                284,000               99,000            185,000
     2005                  7,000                   --              7,000
     2006                  3,000                   --              3,000
                      ----------             --------           --------
     Total            $1,162,000             $418,000           $744,000
                      ==========             ========           ========

     The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5 percent to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by KFP) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is contingently liable for royalties to the Koppelman Estate; see Note 8. The Company is contingently liable to Fort Union for 20 percent of the Company's North American royalty proceeds. No payments or accruals have been required through December 31, 2001 under these agreements.

     The Company is contingently liable to the State of Wyoming for a 10% royalty on a license fee for patents and other intellectual properties sold and transferred by the Company to Kennecott Energy. This amount is only payable to the State of Wyoming if Kennecott Energy builds a K-Fuel commercial production facility in the United States.

     Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and certain other limitations. Through December 31, 2001, Pegasus has made no payments or accruals under this agreement.

     Under terms of an amendment to the Purchase Agreement, Pegasus is contingently liable to Pavilion for $9 million in royalty payments based on all software licenses sold starting with the date of the agreement. These royalty payments are considered contingent purchase price and will be added to goodwill as such royalties become due. Through December 31, 2001, $106,000 in royalties were payable, and added to goodwill, under the amended Purchase Agreement.


NOTE 18. INCOME TAXES

     The Company's operations are principally domestic, with income taxable at the federal statutory rate of 34 percent plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

                                                             2001                 2000
                                                             ----                 ----
Gross deferred tax assets:
  Loss (NOL) carryforwards.............................  $ 21,499,000          $ 17,540,000
  Depreciation and amortization........................     1,643,000             1,286,000
  Deferred compensation................................        40,000                40,000
  Warrants and accrued liabilities.....................       871,000               871,000
  Other................................................     1,843,000             1,270,000
                                                         ------------          ------------
     Gross deferred tax assets.........................    25,896,000            21,007,000
     Deferred tax assets valuation allowance...........   (25,896,000)          (21,007,000)
                                                         ------------          ------------
        Net deferred tax assets........................  $        --          $         --
                                                         ============          ============

     No net deferred tax asset has been recorded for NOL carryforwards or other deferred tax assets because there is no assurance that such benefits will be realized. The Company's tax return net operating loss carryforwards of approximately $57,637,000 expire in various amounts beginning in 2005.

     Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code ("Section 382").

     The Company's total provision for income taxes in 2001, 2000 and 1999 were different from the amount expected by applying the statutory federal income tax rate to the net loss. The approximate differences are as follows:

                                                              2001           2000             1999
                                                              ----           ----             ----
Expected tax benefit on loss before income taxes..     $(5,160,000)      $(4,179,000)      $(4,328,000)
Expected state tax benefit, net...................        (501,000)         (406,000)         (420,000)
Beneficial conversion feature.....................         765,000                --                --
Non-deductible items..............................          19,000            94,000            40,000
Increase in valuation allowance...................       4,889,000         4,491,000         4,626,000
Other.............................................         (12,000)               --            82,000
                                                            ------       -----------       -----------
     Total income tax benefit......................         $   --       $        --       $        --
                                                            ======       ===========       ===========

NOTE 19. SEGMENT INFORMATION

     KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus" segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel" segment). The accounting policies of these segments are the same as those described in Note 1. In addition, the goodwill and intangibles and related amortization resulting from the acquisitions of Pegasus and Pavilion are included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based on its view of the potential for net income and operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment, based on actual costs and estimated time and other resources devoted to assist with and support the activities of Pegasus.

     The following tables present information about revenues, certain income and expense categories, net loss, cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of December 31, 2001, 2000 and 1999 and for the years then ended:

                                                                                 Reconciling
                                                                                 -----------
                                                      Pegasus        K-Fuel        Items(a)        Consolidated
                                                      -------        -------       --------        ------------
2001
----
Operating revenues                                  $ 3,003,057   $         --     $       --      $  3,003,057
                                                    -----------   ------------   ------------      ------------
Operating costs
   Cost of sales (excluding depreciation and
    amortization)                                     1,980,955             --             --         1,980,955
   Marketing, general and administrative              2,884,907          2,461      4,090,239         6,977,607
   Depreciation and amortization                        972,318      1,376,586        440,258         2,789,162
   Other                                                654,586        220,933             --           875,519
                                                    -----------    -----------    -----------      ------------
Total operating costs                                 6,492,766      1,599,980      4,530,497        12,623,243
                                                    -----------    -----------    -----------      ------------

Operating loss                                       (3,489,709)    (1,599,980)    (4,530,497)       (9,620,186)

Interest expense                                       (643,002)            --      (4,834,687)     (5,477,689)
Equity in income of affiliates                               --          3,944              --           3,944
Loss on impairment                                           --             --              --              --
Interest income                                          11,537             --          12,054          23,591
Other income (expense)                                       --         48,253        (154,989)       (106,736)
                                                    -----------    -----------     -----------    ------------
Net loss                                            $(4,121,174)   $(1,547,783)    $(9,508,119)   $(15,177,076)
                                                    ===========    ===========     ===========    ============
Cash provided by (used in) operating activities     $(2,853,803)   $     6,396     $(3,890,310)   $ (6,737,717)
                                                    ===========    ===========     ===========    ============
Capital expenditures                                $  (115,547)   $    (1,149)     $   (2,450)   $   (119,146)
                                                    ===========    ===========     ===========    ============
Investment in equity method subsidiaries            $        --    $   351,454     $        --    $    351,454
                                                    ===========    ===========     ===========    ============
Total assets                                        $10,661,823    $ 2,372,218     $ 1,282,762    $ 14,316,803
                                                    ===========    ===========     ===========    ============

2000
----
Operating revenues                                  $ 1,894,994    $   229,776     $        --    $  2,124,770
                                                    -----------    -----------     -----------    ------------

Operating costs
   Cost of sales (excluding depreciation and
    amortization)                                     1,775,780             --              --       1,775,780
   Marketing, general and administrative              2,890,455         41,970       2,190,601       5,123,026
   Depreciation and amortization                        745,643      1,623,277         459,551       2,828,471
   Other                                                614,410        781,488              --       1,395,898
                                                    -----------    -----------     -----------    ------------
Total operating costs                                 6,026,288      2,446,735       2,650,152      11,123,175
                                                    -----------    -----------     -----------    ------------

Operating loss                                       (4,131,294)    (2,216,959)     (2,650,152)     (8,998,405)
Interest expense                                       (294,616)            --      (2,361,012)     (2,655,628)
Equity in income of affiliates                               --             --           4,242           4,242
Loss on impairment of investment                             --             --        (629,000)       (629,000)
Interest income                                           7,012             --           1,725           8,737
Other expense                                                --        (18,816)         (1,302)        (20,118)
                                                    -----------    -----------     -----------    ------------
Net loss                                            $(4,418,898)   $(2,235,775)    $(5,635,499)   $(12,290,172)
                                                    ===========    ===========     ===========    ============
Cash used in operating activities                   $(2,360,227)   $   (55,047)    $(2,735,543)   $ (5,150,817)
                                                    ===========    ===========     ===========    ============
Capital expenditures                                $   (46,599)   $        --     $   (19,316)   $    (65,915)
                                                    ===========    ===========     ===========    ============
Investment in equity method subsidiaries            $        --    $   694,135     $        --    $    694,135
                                                    ===========    ===========     ===========    ============
Total assets                                        $ 3,242,295    $ 3,278,160     $ 1,950,915    $  8,471,370
                                                    ===========    ===========     ===========    ============

1999
----
Operating revenues                                  $ 1,536,884    $ 1,313,916     $        --    $  2,850,800
                                                    -----------    -----------     -----------    ------------

Operating costs
   Cost of sales (excluding depreciation and
    amortization)                                     1,181,321             --              --       1,181,321
   Marketing, general and administrative              2,669,818         77,098       2,648,054       5,394,970
   Depreciation and amortization                        616,563      1,627,657         507,319       2,751,539
   Other                                                335,766        664,246              --       1,000,012
                                                    -----------    -----------     -----------    ------------
Total operating costs                                 4,803,468      2,369,001       3,155,373      10,327,842
                                                    -----------    -----------     -----------    ------------

Operating loss                                       (3,266,584)    (1,055,085)     (3,155,373)     (7,477,042)
Interest expense                                       (259,097)            --        (901,001)     (1,160,098)
Equity in loss of affiliates                                 --       (440,746)             --        (440,746)
Loss on impairment of investment                             --     (4,000,000)             --      (4,000,000)
Interest income                                              --             --         124,402         124,402
Other income                                                 --             --         223,057         223,057
                                                    -----------    -----------     -----------    ------------
Net loss                                            $(3,525,681)   $(5,495,831)    $(3,708,915)   $(12,730,427)
                                                    ===========    ===========     ===========    ============
Cash provided by (used in) operating activities     $(1,951,640)   $ 1,495,898     $(3,002,335)   $ (3,458,077)
                                                    ===========    ===========     ===========    ============
Capital expenditures                                $   (96,365)   $   (14,730)    $        --    $   (111,095)
                                                    ===========    ===========     ===========    ============
Investment in equity method subsidiaries            $        --    $ 3,327,871     $        --    $  3,327,871
                                                    ===========    ===========     ===========    ============
Total assets                                        $ 3,457,574    $ 9,052,687     $ 1,757,734    $ 14,267,995
                                                    ===========    ===========     ===========    ============

/(a)/ Consists primarily of KFx corporate office activities and consolidating entries.

     Since its acquisition in 1998, only the Pegasus segment has derived any significant revenue from outside the United States, which approximated $833,000, $119,000 and $224,000 in 2001, 2000 and 1999, respectively. Such non-US revenues were derived from Pegasus license and related installation service agreements with customers in Canada, Poland and China pursuant to which Pegasus is paid in US dollars. Neither segment has any significant assets outside of the United States.

     During 2001, three individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (43%, 12% and 11%). During 2000, three individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (30%, 18% and 12%). During 1999, two individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (19% and 11%). During 2001, K-Fuel recorded no revenues. During 2000, K-Fuel derived its revenues primarily from a K-Fuel research and development contract (11% of consolidated revenues). During 1999 K-Fuel derived its revenues principally from the K-Fuel license fee (35% of consolidated revenues).


NOTE 20. SUBSEQUENT EVENTS

Pegasus Preferred Stock Sale
----------------------------

  Subsequent to December 31, 2000 through April 10, 2002, Kennecott Energy has exercised its right to purchase an additional $500,000 of Pegasus Preferred Stock. Also during 2002, KFx received 919,416 shares of Pegasus Common Stock in exchange for certain guarantees relating to the Pavilion acquisition and warrants issued in conjunction with the Cinergy advance to Pegasus. As a result of the additional investments of Kennecott Energy in Pegasus Preferred Stock and the grant of Pegasus Common Stock to KFx subsequent to December 31, 2001, the ownership of Pegasus at April 10, 2002 is approximately as follows: KFx--52%, Pegasus founders--14%, Kennecott Energy--18%, Evergreen Resources, Inc.--9% and other private investors--7%.

Debt Financing
--------------

  In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement include a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 a share. The Company estimated the fair value of the warrant and will record a debt discount of $223,817, which will be amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14.

  On January 11, 2002, KFx granted a loan of $500,000 to Pegasus bearing interest at 2% over the prime rate. In conjunction with this loan, KFx received additional consideration in the form of fully-exercisable stock purchase warrants for 475,000 shares of Pegasus common stock at $1.07 per share, expiring January 10, 2005.

  In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements include warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 a share. The Company estimated the fair value of the warrant and will record a debt discount of $222,448, which will be amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14.

Sale of Common Stock
--------------------

  On March 28, 2002, the Company issued 2 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.25 million shares of KFx common stock, which resulted in cash proceeds to the Company of $5 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through March 27, 2003, in the event that the Company issues options, warrants or common stock at a price of less than $2.75 per share. The common stock issued is subject to redemption pursuant to a put option, in whole or in
part, at the option of the investors.   The put option is exercisable upon the
earlier of July 31, 2002 or upon the redemption or conversion of all of the Convertible Debentures. At the time the investors notify KFx of their intent to exercise the put option, KFx must repurchase the common stock at a price of $2.50 per share plus accrued interest ("Redemption Value") within 100 days of notification. Interest for purposes of redemption accrues at the rate of 9% per annum, beginning upon the original issuance date and ceases on the date in which the common stock is repurchased. If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option expires on December 23, 2002. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

     As part of the agreement, KFx also has a right to call the common stock at a 25% premium of the Redemption Value. The call option is exercisable upon the investors' refusal to purchase the lesser of $5 million in equity instruments or the entire offering in the event the Company secures a qualifying equity offering.

     In addition, the investors have the right to select two persons to serve on the board of directors of KFx and, upon election to the board, KFx has agreed to appoint these two persons to serve on the board's executive committee. This agreement will remain in force until the investors hold less than 400,000 shares of KFx's common stock. In accordance with the terms of the investment agreement, approximately $4.4 million of the proceeds were required to be applied against the outstanding amount on the Pavilion Power Optimization Division acquisition obligation.

     At the option of the investors, anytime prior to June 30, 2002, on the same terms as noted above the investors have the right to purchase up to an additional $5 million of common stock and receive an equivalent amount of warrants on a pro rata basis.

     As part of the agreement the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been filed by April 30, 2002, the Company shall issue additional warrants to purchase shares of common stock based upon the passage of time that the shares remain unregistered.

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000:

                                                                      (UNAUDITED)
                                              First              Second              Third              Fourth
2001                                         Quarter             Quarter            Quarter             Quarter
----                                       -----------        -----------         -----------         -----------
Operating revenues                         $   247,950        $   529,004         $ 1,106,530         $ 1,119,573
Gross margin*                                  (34,972)           113,384             474,000             248,757
Net loss                                    (2,816,721)        (3,003,495)         (3,693,534)         (5,663,326)
Basic and diluted net loss per share              (.11)              (.12)               (.14)               (.21)

                                              First              Second              Third              Fourth
2000                                         Quarter             Quarter            Quarter             Quarter
----                                       -----------        -----------         -----------         -----------
Operating revenues                         $   465,638        $   860,530         $   504,796         $   293,806
Gross margin*                                    6,281            344,836             (63,848)           (719,767)
Net loss                                    (2,322,756)        (3,049,515)         (2,731,885)         (4,186,016)
Basic and diluted net loss per share              (.09)              (.12)               (.11)               (.17)

*Operating revenues less cost of software licenses and services, K-Fuel demonstration plant and laboratory operations costs and expenses and K-Fuel royalty expense.

     During the fourth quarter of 2001, (a) a debt discount of approximately $2,283,000 relating to a reduction in the conversion price of the convertible debentures was recorded, of which approximately $1,184,000 was amortized to interest expense (see Note 11) and (b) the issuance of common stock, redeemable common stock and warrants for consulting services resulted in approximately $1,070,000 of general and administrative expense (see Notes 13 and 16).

     During the fourth quarter of 2000, (a) a $629,000 impairment provision related to the Company's investment in Charco Redondo was recorded (see Note 7) and (b) a $464,000 write-down of certain idle equipment at the K-Fuel demonstration plant and laboratory was recorded (see Note 1).