Form 10-K/A
period 2001-12-31
KFX INC
filed 2002-04-18
CIK 912365

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

                               EXPLANATORY NOTE

  This Amendment No. 1 to the Annual Report on Form 10-K of KFx Inc. is filed to correct typographical and miscellaneous errors that occurred during the EDGAR conversion process.

--------------------------------------------------------------------------------


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                                  Page No.
                                                                                                  -------
PART I

Item 1.        Business......................................................................           3

Item 2.        Properties....................................................................          29

Item 3.        Legal Proceedings.............................................................          29

Item 4.        Submission of Matters to a Vote of Security Holders...........................          30

PART II

Item 5.        Market for Common Stock and Related Stockholder Matters.......................          30

Item 6.        Selected Financial Data.......................................................          34

Item 7.        Management's  Discussion  and Analysis of Financial  Condition and Results
               of Operations.................................................................          34

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk....................          45

Item 8.        Financial Statements and Supplementary Data...................................          45

Item 9.        Changes in and Disagreements  with Accountants on Accounting and Financial
               Disclosures...................................................................          45

PART III

Item 10.       Directors and Executive Officers..............................................          45

Item 11.       Executive Compensation........................................................          46

Item 12.       Security Ownership of Certain Beneficial Owners and Management................          46

Item 13.       Certain Relationships and Related Transactions................................          46

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............          47

SIGNATURES     ..............................................................................          51

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

  The Company's K-Fuel segment continues to develop its patented K-Fuel Technology, which is a process technology that uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel ("K-Fuel"). The K-Fuel Technology is generally referred to as a coal beneficiation process, which refers to processes intended to produce, using run-of-mine coal as feedstock, fuels with improved energy and environmental values. The principal benefit of the K-Fuel Technology is that the fuel produced from the process can facilitate the efforts of electric power producers and other large-scale users of coal to meet the clean air standards imposed by the CAA. Based on various analyses, the environmental benefits of burning K-Fuel versus most other coals appear to include significant reductions in emissions of NO\\x\\, sulfur dioxide ("SO\\2\\"), carbon dioxide ("CO\\2\\"), mercury and chlorine. KFx plans to license K-Fuel Technology domestically and internationally to various parties wishing to construct and operate K-Fuel production facilities and, accordingly, KFx plans to earn related license fee income and product sale or production royalty income. In addition, KFx will consider negotiating for equity interests in selected K-Fuel production facilities operated by K-Fuel licensees in connection with its grant of a K-Fuel license. K-Fuel segment operations are conducted through KFx and certain of its subsidiaries. The K-Fuel segment recognized no revenues during 2001 (see "K-Fuel Technology--General").

  Summary financial information about each segment for 2001, 2000, and 1999 follows (for additional segment information see Note 19 to the consolidated financial statements):

                                              Pegasus         K-Fuel
                                              -------         ------
                    2001
                    ----
                    Operating Revenues      $  3,003,057   $         --
                    Operating Loss          $ (3,489,709)  $ (1,599,980)
                    Total Assets            $ 10,661,823   $  2,372,218

                    2000
                    ----
                    Operating Revenues      $  1,894,994   $    229,776
                    Operating Loss          $ (4,131,294)  $ (2,216,959)
                    Total Assets            $  3,242,295   $  3,278,160

                    1999
                    ----
                    Operating Revenues      $  1,536,884   $  1,313,916
                    Operating Loss          $ (3,266,584)  $ (1,055,085)
                    Total Assets            $  3,457,574   $  9,052,687

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

  As of April 12, 2002, Pegasus has firm unfilled sales commitments (backlog) for software licenses and related installations at an estimated contract value of $7,694,000, which are generally expected to be filled within approximately the next 3-24 months. At April 13, 2001, such backlog approximated $2,522,000.

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

  Our common stock is listed on the Amex and to maintain our listing we must meet certain continued listing standards. Specifically, pursuant to Section 1003(a)(ii) of the Amex Company Guide, the Amex will consider delisting a company that has stockholders' equity of less than $4 million if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. At December 31, 2001, our stockholders' deficit was approximately $14 million and we sustained net losses for three consecutive fiscal years. If we do not increase our stockholders' equity to meet this continued listing standard, our common stock may be delisted. Although we will develop and pursue a plan to meet the continued listing requirements, there can be no assurance that our common stock will remain listed on the Amex. If our common stock were delisted from the Amex for any reason, it could seriously reduce the value of our common stock and its liquidity, reduce our ability to raise additional financing, limit our use of equity instruments to satisfy outstanding obligations and limit our ability to attract qualified employees.

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

  During 2001, KFx issued or granted the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") under Section 4(2) of the Securities Act:


  Purchaser/                                                                               Number
 Recipient of                        Terms of Exercise, if                                Sold or     Consideration
  Securities          Date                Convertible            Title of Security        Granted       Received
  ----------          ----                -----------            -----------------        -------       --------
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

     (1) Consolidated Financial Statements

       The following consolidated financial statements of KFx, Inc. are filed as part of this report:

           Report of Independent Accountants............................   F-1
           Consolidated Balance Sheets..................................   F-2
           Consolidated Statements of Operations........................   F-3
           Consolidated Statements of Changes in Stockholders' Equity...   F-4
           Consolidated Statements of Cash Flows........................   F-5
           Notes to Consolidated Financial Statements...................   F-8

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
   4.18(16)  Registration Rights Agreement Between the Company and Landrica Development Company dated May
             1, 2000
   4.19(17)  Warrant to Purchase 14,888 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of
             May 21, 2001
   4.20(17)  Registration Rights Agreement Between the Company and Stanley G. Tate dated May 21, 2001
   4.21(17)  Warrant to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark Sexton as of May
             25, 2001
   4.22(17)  Registration Rights Agreement Between the Company and Mark Sexton dated May 25, 2001
   4.23(18)  Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated
             July 16, 2001
   4.24(18)  Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated
             July 16, 2001
   4.25(18)  Warrant to Purchase 200,000 Shares of KFx Inc. Common Stock issued to Cinergy Services, Inc.
             dated July 24, 2001
   4.26(18)  Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to H.M.R., L.P. dated July
             28, 2001
   4.27(21)  Warrant to Purchase 133,333 Shares of KFx Inc. Common Stock issued to Dr. James R.
             Schlesinger as of November 29, 2001
   4.28(21)  Registration Rights Agreement Between the Company and Dr. James R. Schlesinger dated November
             29, 2001
   4.29(21)  Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of
             November 29, 2001
   4.30(21)  Registration Rights Agreement Between the Company and William H. Walker dated November 29,
             2001
   4.31(21)  Warrant to Purchase 181,553 Shares of KFx Inc. Common Stock issued to U.S. Global LLC as of
             November 29, 2001
   4.32(21)  Registration Rights Agreement Between the Company and U.S. Global LLC dated November 29, 2001
   4.33(21)  Warrant to Purchase 51,779 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of
             November 29, 2001
   4.34(21)  Registration Rights Agreement Between the Company and Stanley G. Tate dated November 29, 2001
   4.35(21)  Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Lori G. Venners as of
             November 29, 2001
   4.36(21)  Registration Rights Agreement Between the Company and Lori G. Venners dated November 29, 2001
  10.1(1)    Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development
             Company, and the Koppelman Group dated December 29, 1992
  10.2(1)    Assignment of U.S. Patents by K-Fuel Limited Partnership to the Company dated July 23, 1993
  10.3(1)    Assignment of U.S. Trademark Registration by K-Fuel Limited Partnership to the Company dated
             July 23, 1993
  10.4(1)    Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group
  10.5(1)    Agreement dated December 19, 1991 among K-Fuel Partnership, Edward Koppelman, K-Fuel Limited
             Partnership and KSA Inc.
  10.6(1)    Restricted Stock Plan for Directors and Selected Officers dated December 16, 1993
  10.7(4)    Restricted Stock Plan for Selected Independent Contractors dated February 16, 1994
  10.8(1)    Stock Option Plan dated December 16, 1993
  10.9(1)    Settlement Agreement dated December 14, 1992
  10.10(1)   Stock Exchange Agreement Dated December 14, 1992
  10.11(1)   Stipulation and Agreement dated February 28, 1994 between Energy Brothers Technology, Inc.,
             State of Wyoming, the Company, Theodore Venners, Edward Koppelman and Energy Brothers
             Holding, Inc.
  10.12(4)   Extension of Stock Forfeiture Agreement between Theodore Venners and Rudolph G. Swenson;
             Joyce M. Goldman; David Bretzlauf; Joseph M. Butler; R.C. Whitner; Hillari Koppelman; Thomas
             D. Smart and Susan M. Thevenet; Charles F. Vance
  10.13(3)   Common Stock Purchase Agreement dated July 27, 1995 between the Company and David H. Russell


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
  10.14(3)     Gross Royalty Share Agreement dated August 17, 1995 between the Company and Fort Union, Ltd.
  10.15(3)     Letter of Agreement dated August 15, 1995 between the Company and Edward Koppelman
  10.16(3)     Assignment dated August 29, 1995 executed by Edward Koppelman in favor of the Company
  10.17(3)     Notice of Termination dated August 16, 1995 between Edward Koppelman and Energy Brothers
               Holding, Inc.
  10.18(5)     Letter Agreement dated February 28, 1995 between RCD Development and the Company
  10.19(6)     Amended and Restated Heartland License Agreement between Heartland Fuels Corporation and the
               Company dated April 19, 1996
  10.20(7)     Royalty Amendment Agreement dated June 3, 1996 between the Company, Edward Koppelman and
               Theodore Venners
  10.21(8)     Amendment to Agreement between the Company and RCD Development dated January 16, 1997
  10.22(10)    1998 Directors Nonqualified Stock Option Plan
  10.23(10)    1998 Advisory Committee Nonqualified Stock Option Plan
  10.24(10)    Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L.
               Patterson
  10.25(11)    Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners
  10.26(11)**  Professional Installation Services Master Agreement dated March 5, 1999, between Net Power
               Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications
               International Corporation
  10.27(12)    1999 Stock Incentive Plan
  10.28(13)**  First Amended Limited Liability Company Agreement of K-Fuel, L.L.C. dated June 29, 1999
  10.29(15)    Exchange Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.
  10.30(15)    Transfer Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.
  10.31(14)**  Common Stock and Series A Preferred Stock Purchase Agreement among Pegasus Technologies,
               Inc., KFx Inc. and Kennecott Energy Company dated March 3, 2000
  10.32(14)    Pegasus Technologies, Inc. Stockholders and Voting Agreement dated March 3, 2000
  10.33(14)    Marketing Services Agreement dated March 3, 2000 among Pegasus Technologies, Inc., Net Power
               Solutions, LLC, KFuel LLC, KFx Inc. and Kennecott Energy Company
  10.34(16)    1996 Stock Option and Incentive Plan of KFx Inc.
  10.35(18)    Common Stock and Warrant Purchase Agreement between the Company and Bayou Fund, LLC dated
               July 16, 2001
  10.36(18)    Registration Rights Agreement Between the Company and Bayou Fund, LLC dated July 16, 2001
  10.37(18)    Addendum to Blanket Contract, No. 142072, dated May 1, 2001, Project -- Cinergy NOx
               Compliance Plan, Addendum dated July 24, 2001
  10.38(19)**  Asset Purchase and License Agreement, dated as of July 31, 2001, by and among Pavilion
               Technologies, Inc., Pegasus Technologies, Inc. and KFx Inc.
  10.39(19)    Assignment and Assumption Agreement, dated as of July 31, 2001, by and among Pavilion
               Technologies, Inc. and Pegasus Technologies, Inc.
  10.40(19)    Guaranty Agreement, dated July 31, 2001, by KFx Inc.
  10.41(20)    Common Stock and Warrant Purchase Agreement dated as of March 28, 2002
  21.1(21)     Subsidiaries
  23.1*        Consent of Independent Accountants
  24.1(21)     Powers of Attorney, incorporated by reference to Signature page

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

(5) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.
(6) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.
(7) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(8) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(9) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(10) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(11) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(12) Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company's Proxy Statement on Schedule 14A and incorporated herein by reference.
(13) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated June 29, 1999 and incorporated herein by reference.
(14) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated March 7, 2000 and incorporated herein by reference.
(15) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated August 27, 1999 and incorporated herein by reference.
(16) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(17) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(18) Document previously filed with the U.S. Securities and Exchange Commission with the Company's Annual Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(19) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated August 15, 2001 and incorporated herein by reference.
(20) Document previously filed with the U.S. Securities and Exchange Commission with the Registrant's Current Report on Form 8-K dated April 2, 2002 and incorporated herein by reference.
(21) Document previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed on April 16, 2002.

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

Date: April 18, 2002                      KFX INC.

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

SIGNATURE                                 TITLE                                            DATE
---------                                 -----                                            ----

/s/Theodore Venners
----------------------------------------
Theodore Venners                          Chairman of the Board of Directors,            April 18, 2002
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
/s/Patrick S. Flaherty
------------------------------
Patrick S. Flaherty                       Vice President-Finance and Chief Financial     April 18, 2002
                                          Officer (Principal Financial and
                                          Accounting Officer)
/s/Stanford M. Adelstein
------------------------------
Stanford M. Adelstein                     Director                                       April 18, 2002

/s/Vincent N. Cook
------------------------------
Vincent N. Cook                           Director                                       April 18, 2002

/s/Gary Nicholson
------------------------------
Gary Nicholson                            Director                                       April 18, 2002

/s/Jack C. Pester
------------------------------
Jack C. Pester                            Director                                       April 18, 2002

/s/David H. Russell
------------------------------
David H. Russell                          Director                                       April 18, 2002

/s/Mark S. Sexton
------------------------------
Mark S. Sexton                            Director                                       April 18, 2002

/s/Stanley G. Tate
------------------------------
Stanley G. Tate                           Director                                       April 18, 2002

/s/James S. Pignatelli
------------------------------
James S. Pignatelli                       Director                                       April 18, 2002

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



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Denver, Colorado
April 12, 2002

                                    KFX INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31
                                                                                  ----------------------------
                                                                                      2001           2000
                                                                                  ------------   ------------
ASSETS
Current assets
  Cash and cash equivalents.....................................................  $    604,252   $    348,955
  Trade accounts receivable.....................................................       738,442        351,909
  Unbilled revenue..............................................................       359,079        118,103
  Other receivables.............................................................        93,522        224,853
  Prepaid expenses..............................................................       253,983         34,459
  Debt issue costs, net of accumulated amortization.............................       145,954             --
  Deferred job costs............................................................       352,714        216,152
                                                                                  ------------   ------------
      Total current assets......................................................     2,547,946      1,294,431
Property, plant and equipment, net of accumulated depreciation..................       309,510      1,360,430
Patents, net of accumulated amortization........................................     1,712,095      1,951,567
Investment in K-Fuel, L.L.C.....................................................       351,454        694,135
Intangibles, net of accumulated amortization....................................     1,261,083             --
Goodwill, net of accumulated amortization.......................................     7,370,355      1,817,731
Debt issue costs, net of accumulated amortization...............................       108,503        679,046
Prepaid royalty.................................................................       498,000        498,000
Other assets....................................................................       157,857        176,030
                                                                                  ------------   ------------
TOTAL ASSETS                                                                      $ 14,316,803   $  8,471,370
                                                                                  ============   ============
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable..............................................................  $  2,312,526   $  1,817,533
  Accrued expenses..............................................................       579,892        625,523
  Interest payable..............................................................       472,049        458,265
  Liability to issue stock and warrants.........................................            --        134,458
  Deferred sale of Pegasus Technologies Inc. common stock.......................            --      1,000,000
  Deferred revenue..............................................................     1,028,750        523,552
  Deferred income...............................................................       152,684             --
  Short-term notes payable to directors.........................................       450,000        827,551
  Obligations to repurchase Pegasus preferred stock, net........................     2,508,788             --
  Convertible debentures........................................................     7,195,326             --
  Current maturity of long-term debt............................................     5,250,329        873,476
                                                                                  ------------   ------------
      Total current liabilities.................................................    19,950,344      6,260,358
Deferred income.................................................................            --        499,309
Deferred revenue, less current portion..........................................       423,673        200,000
Long-term debt, less current maturities.........................................       130,000        331,150
Convertible long-term debt, less current maturities.............................     2,957,005             --
Convertible debentures..........................................................            --     16,339,444
                                                                                  ------------   ------------
      Total liabilities.........................................................    23,461,022     23,630,261
                                                                                  ------------   ------------
Commitments and Contingencies (Note 17)
Minority interest...............................................................     4,534,045      2,275,040
                                                                                  ------------   ------------
Redeemable common stock, 141,450 shares issued and outstanding..................       424,350             --
                                                                                  ------------   ------------
Stockholders' deficit
  Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued               --             --
  Common stock, $.001 par value, 80,000,000 shares authorized;
     28,956,104 and 25,196,280 shares issued and outstanding, respectively......        28,956         25,196
  Additional paid-in capital....................................................    72,136,810     53,632,177
  Accumulated deficit...........................................................   (86,268,380)   (71,091,304)
                                                                                  ------------   ------------
      Total stockholders' deficit...............................................   (14,102,614)   (17,433,931)
                                                                                  ------------   ------------
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
  DEFICIT.......................................................................  $ 14,316,803   $  8,471,370
                                                                                  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   KFX INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31
                                                                                    ----------------------
                                                                             2001            2000            1999
                                                                             ----            ----            ----
OPERATING REVENUES
Pegasus software licenses and services................................   $  3,003,057    $  1,894,994    $  1,536,884
K-Fuel demonstration plant and laboratory contract revenue............             --         229,776         313,916
K-Fuel license fee....................................................             --              --       1,000,000
                                                                         ------------    ------------    ------------
  Total operating revenues............................................      3,003,057       2,124,770       2,850,800
                                                                         ------------    ------------    ------------
OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding
  depreciation and amortization.......................................      1,980,955       1,775,780       1,181,321
K-Fuel demonstration plant and laboratory.............................        220,933         781,488         414,246
K-Fuel royalty........................................................             --              --         250,000
Marketing, general and administrative.................................      6,977,607       5,123,026       5,394,970
Pegasus research and development......................................        654,586         614,410         335,766
Depreciation and amortization.........................................      2,789,162       2,828,471       2,751,539
                                                                         ------------    ------------    ------------
  Total operating costs and expenses..................................     12,623,243      11,123,175      10,327,842
                                                                         ------------    ------------    ------------
OPERATING LOSS........................................................     (9,620,186)     (8,998,405)     (7,477,042)
Interest and other income.............................................        (83,145)        (11,381)        347,459
Interest expense......................................................     (5,477,689)     (2,655,628)     (1,160,098)
Equity in income (loss) of unconsolidated affiliates..................          3,944           4,242        (440,746)
Impairment losses.....................................................             --        (629,000)     (4,000,000)
                                                                         ------------    ------------    ------------
NET LOSS..............................................................   $(15,177,076)   $(12,290,172)   $(12,730,427)
                                                                         ============    ============    ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE...........................         $(.58)          $(.49)          $(.53)
                                                                         ============    ============    ============
Weighted-average common shares outstanding............................     26,095,000      24,908,000      24,137,000
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

                                    KFX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEAR ENDED DECEMBER 31
                                                                             --------------------------------------------
                                                                                 2001            2000            1999
                                                                             ------------    ------------    ------------
OPERATING ACTIVITIES
   Net loss...............................................................   $(15,177,076)   $(12,290,172)   $(12,730,427)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization...................................          2,789,162       2,828,471       2,751,539
      Impairment losses...............................................                 --       1,093,000       4,000,000
      Equity in (income) loss of unconsolidated affiliates............             (3,944)         (4,242)        440,746
      Accretion of maturity premium...................................          1,063,520       1,361,893              --
      Amortization of debt discount...................................          2,998,352         192,591              --
      Common stock and warrants issued for services...................          1,383,488         283,151          13,124
      Minority interest preferred dividends...........................            156,657          60,000              --
   Changes in operating assets and liabilities, net of business acquired:
      Accounts receivable, unbilled revenue, and deferred job costs...           (632,740)        (29,695)        870,355
      Prepaid and other assets........................................           (137,470)          2,076         215,122
      Deferred revenue................................................            459,807        (262,306)             -
      Due to related parties..........................................                 --              --        (471,504)
      Accounts payable and accrued expenses...........................            348,744       1,718,219         362,616
      Interest payable................................................             13,783         (84,803)         90,352
      Deferred income.................................................                 --              --       1,000,000
      Other liabilities...............................................                 --         (19,000)             --
                                                                             ------------    ------------    ------------
Cash used in operating activities.........................................     (6,737,717)     (5,150,817)     (3,458,077)
                                                                             ------------    ------------    ------------
INVESTING ACTIVITIES
   Patent acquisition and pending patent applications....................        (102,910)       (294,623)       (207,183)
   Deferred sale of subsidiary stock......................................             --       1,000,000              --
   Investments in equity and cost basis investees.........................             --              --      (1,000,000)
   Purchases of property and equipment....................................       (119,146)        (65,915)       (111,095)
   Proceeds from sale of investment in KFx Fuel Partners LP...............             --       1,527,048              --
   Cash paid for acquisition of business..................................     (2,479,094)             --              --
                                                                             ------------    ------------    ------------
Cash provided by (used in) investing activities...........................     (2,701,150)      2,166,510      (1,318,278)
                                                                             ------------    ------------    ------------
FINANCING ACTIVITIES                                                                                                   --
   Issuance of preferred stock in subsidiary.............................       1,000,000       2,000,000
   Issuance of common stock and warrants, net............................       3,500,300              --              --
   Proceeds from sale of Pegasus preferred stock.........................       2,722,330              --              --
   Proceeds from convertible long-term borrowing.........................       3,500,000                              --
   Proceeds from short-term notes issued to directors....................         300,000       1,550,000              --
   Repayment of short-term notes payable to directors....................        (700,000)       (700,000)             --
   Payments on notes payable.............................................        (628,466)       (171,167)       (219,208)
                                                                             ------------    ------------    ------------
Cash provided by (used in) financing activities...........................      9,694,164       2,678,833        (219,208)
                                                                             ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents..........................        255,297        (305,474)     (4,995,563)
Cash and cash equivalents, beginning of period............................        348,955         654,429       5,649,992
                                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................   $    604,252    $    348,955    $    654,429
                                                                             ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest....................................................   $  1,429,925    $  1,186,162    $  1,148,037
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

  The Company issued warrants to purchase 231,450 shares of KFx common stock in exchange for consulting and investment banking services, resulting in approximately $339,000 being charged to general and administrative expense based on the estimated fair value of the warrants as determined using a Black-Scholes option-pricing model (see Note 16).

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


Concentrations of Credit Risk

  The Company's customers participate in various aspects of the electric power generation industry and consist principally of several large electrical utilities and Kennecott Energy. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of accounts receivable. The Company considers the credit worthiness of its clients in negotiating contract terms, which generally do not require collateral. During 2001, the following individual Pegasus customers accounted for greater than 10% each of consolidated revenues: Cinergy Corporation--39%, Ameren/Union Electric-- 11% and BITCO Enterprises (China)--10%. During 2000, the following individual Pegasus customers accounted for greater than 10% each of consolidated revenues:
Ameren/Union Electric--30%, Dairyland Power Cooperative--18% and American Electric Power--12%. During 1999, two individual Pegasus customers accounted for greater than 10% each of consolidated revenues: Carolina Power & Light--19% and Houston Light & Power--11%. At December 31, 2001, three customers accounted for 10% or more each of consolidated receivables and unbilled revenues (22%, 19% and 16%). At December 31, 2000, three customers accounted for 10% or more each of consolidated receivables and unbilled revenues (25%, 14%, and 12%). In addition, approximately 20% of consolidated receivables at December 31, 2000 consist of an amount due to Pegasus in connection with certain litigation, pursuant to the indemnification provisions of a license agreement.


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

  In relation to the above transaction the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company's common stock at an exercise price of $3.00 per share. The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note. The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04%, and a dividend yield of zero. The warrant expires five years from the date of grant.

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

     During the second half of 1999, the Company's board of directors adopted a policy of granting stock-based compensation to directors in lieu of directors' fees. Accordingly, SARs for 325,000 shares at a price of $1.375 per share, for 300,000 shares at a price of $1.75 per share and for 475,000 shares at a price of $1.00 per share were granted to directors in 2001, 2000 and 1999, respectively. In 2001, the Company granted SARs for 524,000 shares and 50,000 shares at $2.25 and $2.70 per share to employees and consultants, respectively. In 2000, the Company granted SARs for 55,000 shares and 50,000 shares at $1.50 per share to employees and consultants, respectively. In 1999, the Company also granted SARs to employees for 255,000 shares at a price of $1.50 per share and to consultants for 158,334 shares, in lieu of cash fee payments. The SARs prices were equal to or greater than the Company's closing stock price on the dates of grant and the SARs were generally fully vested at date of grant, but cannot be exercised until the Company's Debentures are converted, redeemed or mature. SARs granted to directors expire in ten years and consultants generally expire five years from date of grant. The SARs granted to employees expire thirty days after the Debentures are retired. Upon exercise of any of the SARs, the Company has the option of (a) paying the stock appreciation in excess of the grant price in cash, (b) converting the SAR to a non-qualified stock option for the same number of shares as covered by the SAR at the SAR grant price, or (c) granting common stock of the Company with a value at the date of exercise equivalent to the amount of stock appreciation at the date of exercise. Consistent with prior years, since the conditions precedent to exercisability, principally the conversion or retirement of the Company's Debentures, had not been satisfied and satisfaction of these conditions is not probable at December 31, 2001, due to the Company's need for cash and the current restraints on the Company's ability to raise capital no expense associated with these SAR grants was recognized in 2001, 2000 or 1999. When it becomes probable that all of the remaining Debentures will be converted or redeemed, the Company will record an expense for the SARs based upon the number of SARs currently exercisable, multiplied by the difference between the fair value of KFX common stock and the exercise price of the respective SARs.

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
     Expected dividends...............         NA                 NA                  NA

NOTE 16. WARRANTS TO PURCHASE COMMON STOCK

  Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. The following table summarizes the outstanding warrants as of December 31, 2001, all of which are fully exercisable as of that date:

                                       Number        Exercise
                          Type of        of            Price
                        Transaction    Shares        Per Share       Expiration
                        -----------    ------        ---------       ----------
Granted in 1996         Services         55,000        $3.75            2002
Granted in 1997         Services        453,333        $5.00            2002
Granted in 2000         Other         1,300,000        $3.65            2005
Granted in 2001         Other         2,914,842      $3.00-3.65      2004-2006
                                      ---------
    Total                             4,723,175
                                      =========

     Warrants granted in 1997 related to the placement of the Convertible Debentures. Warrants granted in 1998 for 230,000 shares expired unexercised in 2001. Warrants granted in 2000 were in connection with the sale of the Company's interest in KFP and related transactions (see Note 6). Warrants granted in 2001 related to the sales of Pegasus Series C preferred stock (see Note 2), private investment transactions (see Note 13), the Cinergy advance (see Note 10) and certain professional service expenses (as follows).

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