Form 10-Q
period 2002-03-31
KFX INC
filed 2002-05-20
CIK 912365

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

                   FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On May 13, 2002 there were 35,115,879 shares of the Registrant's common stock, $.001 par value, outstanding.

===============================================================================

                                KFX INC.
                       FORM 10-Q QUARTERLY REPORT
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - March 31, 2002
               and December 31, 2001 (Unaudited)....................        3

         Consolidated Statements of Operations - Three Months Ended
               March 31, 2002 and 2001 (Unaudited)..................        4

         Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 2002 and 2001 (Unaudited)..................        5

         Notes to Consolidated Financial Statements (Unaudited).....        7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS............................................       17

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK.....................................       23

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.....................................       24

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............       24

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................       24

SIGNATURES..........................................................       25

                                    KFX INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                              UNAUDITED
                                                                      MARCH 31,        DECEMBER 31,
                                                                        2002              2001
                                                                   ------------      -------------
ASSETS
Current assets
     Cash and cash equivalents .............................       $    926,003      $     604,252
     Trade accounts receivable..............................            770,026            738,442
     Unbilled revenue.......................................            652,334            359,079
     Other receivables......................................            113,330             93,522
     Prepaid expenses.......................................            181,572            253,983
     Debt issue costs, net of accumulated amortization......             66,800            145,954
     Deferred job costs.....................................            347,377            352,714
                                                                   ------------      -------------
         Total current assets...............................          3,057,442          2,547,946
Property, plant and equipment, net of accumulated
     depreciation...........................................            317,973            309,510
Patents, net of accumulated amortization....................          1,698,717          1,712,095
Investment in K-Fuel, LLC...................................            333,385            351,454
Goodwill, net of accumulated amortization...................          7,256,355          7,370,355
Intangibles, net of accumulated amortization................          1,137,936          1,261,083
Debt issue costs, net of accumulated amortization...........             98,081            108,503
Prepaid royalty.............................................            498,000            498,000
Other assets................................................            203,232            157,857
                                                                   ------------      -------------
TOTAL ASSETS................................................       $ 14,601,121        $14,316,803
                                                                   ============      =============

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable ......................................       $  2,363,232      $   2,312,526
     Accrued expenses ......................................            751,454            579,892
     Interest payable.......................................            394,532            472,049
     Deferred revenue.......................................          1,453,252          1,028,750
     Deferred income........................................            128,405            152,684
     Short-term notes payable to directors..................            450,000            450,000
     Obligations to repurchase Pegasus preferred stock, net           3,144,839          2,508,788
     Convertible debentures, net............................          3,345,330          7,195,326
     Liability for warrants.................................          4,484,992                 --
     Current maturities of long-term debt...................          1,187,096          5,250,329
                                                                   ------------      -------------
         Total current liabilities..........................         17,703,132         19,950,344
Deferred revenue, less current portion......................            418,961            423,673
Convertible long-term debt, less current maturities.........          3,008,938          2,957,005
Long-term debt, less current maturities.....................            120,000            130,000
                                                                   ------------      -------------
         Total liabilities..................................         21,251,031         23,461,022
                                                                   ------------      -------------
Commitments and Contingencies (Note 10)
Minority interest...........................................          5,085,826          4,534,045
                                                                   ------------      -------------
Redeemable common stock, 2,141,450 and 141,450
     shares issued and outstanding..........................            970,320            424,350
                                                                   ------------      -------------
Stockholders' deficit
    Preferred stock, $.001 par value, 20,000,000 shares
        authorized; none issued.............................                 --                 --
     Common stock, $.001 par value, 80,000,000 shares
        authorized; and 30,134,429 and 28,956,104 shares
        issued and outstanding..............................            30,134              28,956
Additional paid-in capital..................................        77,153,068          72,136,810
Accumulated deficit.........................................       (89,889,258)        (86,268,380)
                                                                   ------------      -------------
         Total stockholders' deficit........................       (12,706,056)        (14,102,614)
                                                                   ------------      -------------
TOTAL LIABILITIES, REDEEMABLE COMMON
STOCK AND STOCKHOLDERS' DEFICIT.............................       $ 14,601,121      $  14,316,803
                                                                   ============      =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          UNAUDITED
                                                                  THREE MONTHS ENDED MARCH 31,

                                                                   2002            2001
                                                                   ----            ----
OPERATING REVENUES
Pegasus software licenses and services.....................     $  1,250,961    $   247,950

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services,
  excluding depreciation and amortization..................          767,126        229,520
Marketing, general and administrative expenses.............        1,366,245      1,153,840
Pegasus software research and development..................          136,551        140,736
K-Fuel demonstration plant and laboratory .................           62,915         53,402
Depreciation and amortization..............................          325,226        714,525
                                                                ------------    -----------
  Total operating costs and expenses.......................        2,658,063      2,292,023
                                                                ------------    -----------

OPERATING LOSS.............................................       (1,407,102)    (2,044,073)

Other expense..............................................          (35,697)       (25,734)
Interest expense...........................................       (2,178,071)      (749,485)
Equity in income (loss) of unconsolidated affiliates.......               (8)         2,571
                                                                ------------    -----------
NET LOSS...................................................       (3,620,878)    (2,816,721)

Accretion of redeemable common stock.......................         (113,315)            --
                                                                ------------    -----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS..................     $ (3,734,193)   $(2,816,721)
                                                                ============    ===========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)..............     $      (0.12)   $     (0.11)
                                                                ============    ===========

Weighted-average common shares outstanding.................       30,140,000     25,284,000
                                                                ============    ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          UNAUDITED
                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   2002           2001
                                                               ------------    --------------
OPERATING ACTIVITIES
  Net loss.................................................    $ (3,620,878)  $  (2,816,721)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization........................         325,226         714,525
      Equity in loss (income) of unconsolidated
        affiliates.........................................               8          (2,571)
      Amortization of debt discount........................       1,445,915         214,449
      Accretion of maturity premiums.......................         234,965         204,699
      Common stock and warrants issued for services........          75,204         107,435
      Minority interest preferred dividends................          51,779          30,986
  Changes in operating assets and liabilities, net of
      business acquired:
      Accounts receivable, unbilled revenue and deferred
        job costs..........................................        (339,310)       (213,262)
      Prepaid and other assets.............................          (5,567)          6,540
      Deferred revenue.....................................         419,790          87,287
      Accounts payable and accrued expenses................          36,244         (28,538)
      Interest payable.....................................         (77,517)       (208,245)
                                                               ------------   -------------
Cash used in operating activities..........................      (1,454,141)     (1,903,416)
                                                               ------------   -------------
INVESTING ACTIVITIES
  Purchases of property and equipment......................         (49,388)         (3,671)
  Patent acquisition and pending patent applications.......         (14,322)        (30,723)
  Cash paid on obligation for acquisition of business......      (4,654,179)             --
  Investments in equity based investees....................          (6,219)             --
                                                               ------------   -------------
Cash used in investing activities..........................      (4,724,108)        (34,394)
                                                               ------------   -------------
FINANCING ACTIVITIES
  Issuance of redeemable common stock and warrants, net....       5,000,000              --
  Issuance of preferred stock in subsidiary................         500,000         500,000
  Proceeds from sale of Pegasus preferred stock............              --       1,850,000
  Proceeds from short-term notes payable...................       1,000,000              --
  Repayment of short-term notes payable to directors.......              --        (100,000)
  Payments on notes payable................................              --        (155,387)
                                                               ------------   -------------
Cash provided by financing activities......................       6,500,000       2,094,613
                                                               ------------   -------------

Increase in cash and cash equivalents......................         321,751         156,803
Cash and cash equivalents, beginning of period.............         604,252         348,955
                                                               ------------   -------------
Cash and cash equivalents, end of period...................    $    926,003   $     505,758
                                                               ============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest...................................    $    574,709   $     561,031
                                                               ============   =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                    KFX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Three Months Ended March 31, 2002:

KFx Inc. ("KFx" or the "Company") issued 15,000 shares of the Company's common stock, of which 10,000 of these shares were issued to a related party of the Chairman and CEO, in exchange for consulting services during the three months. Accordingly, $42,600 was charged to general and administrative expense.

Convertible Debentures with a principal value of $3,490,000 were converted, based on a conversion price of $3.00 per share, into 1,163,325 shares of the Company's common stock, which resulted in an addition to stockholders' equity of $3,839,886, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 6).

During the first quarter of 2002, the Company sold common stock in a private placement transaction, which reduced the conversion price of the Convertible Debentures to $2.50 per share. The reduction of the conversion price resulted in a beneficial conversion feature of $802,000, which was recorded as debt discount and an addition to stockholders' equity. The debt discount is being amortized to interest expense over the remaining life of the Convertible Debentures (see Note 6).

The Company issued warrants to purchase 500,000 shares of KFx common stock in conjunction with the notes payable issued during the first quarter of 2002, resulting in debt discount of $446,265, which is being amortized to interest expense through the maturity of the notes on June 30, 2002.

The Company issued a warrant to purchase 2,250,000 shares of KFx common stock in conjunction with a private placement of the Company's common stock during the first quarter, resulting in accretion expense of $113,315 (see Note 8).

Three Months Ended March 31, 2001:

The Company issued 106,250 shares of common stock, of which 50,000 of these shares were issued a related party of the Chairman and CEO, in exchange for consulting services during the three months and to satisfy an obligation that existed at December 31, 2000. Accordingly, approximately $107,000 was charged to general and administrative expense and $89,000 reduced a liability outstanding at December 31, 2001.

In connection with the sales of Pegasus preferred stock, subject to KFx's obligation to repurchase, a debt discount of $1,740,000 was recorded, which is being amortized to interest expense over the one-year term of the repurchase obligation.

On March 3, 2001, Kennecott Energy's put option relative to its Pegasus common stock expired; accordingly, the $1,000,000 sales price has been included in minority interest as of March 31, 2001.

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

    The consolidated financial statements at March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2001 financial statements to conform to the current year presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2001 included in the Company's Form 10-K/A. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations expected for the year ended December 31, 2002.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $15,177,000, $12,290,000 and $12,730,000 and negative cash flow from operations of approximately $6,738,000, $5,151,000 and $3,458,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and an additional net loss of $3,620,878 and negative cash flow from operations of $1,454,141 in the three months ended March 31, 2002 and had an accumulated deficit of approximately $89,889,258 as of March 31, 2002. These factors, coupled with the need for additional financing to fund operations and planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants, dated April 12, 2002, covering the Company's consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph discussing this going concern uncertainty.

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

    Net loss per common share for the three month periods ended March 31, 2002 and 2001 are based on the weighted-average number of shares of common stock outstanding during the period, and excludes approximately 11,902,000 and 10,642,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company's net loss would be anti-dilutive.

NOTE 2.  ISSUANCES AND SALES OF PEGASUS PREFERRED STOCK

    On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx ("Pegasus Common Stock"), to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock ("Pegasus Preferred Stock") equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier. Through March 31, 2002, Kennecott Energy has purchased $3,000,000 of additional Pegasus Preferred Stock, $500,000 of which was purchased during the three months ended March 31, 2002. The entire Kennecott Energy investment in Pegasus is included in minority interest as of March 31, 2002.

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

    Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments have been classified as debt in the March 31, 2002 balance sheet. Accordingly, the Company estimated the fair value of the related warrants and recorded an aggregate debt discount of $1,179,037. The Company calculated the debt discount amount based upon an allocation of the initial sales proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility ranging from 73% to 76%, a risk free interest rate ranging from 4.1% to 5.0%, and an expected dividend yield of zero. In addition, the difference between the effective conversion price of the preferred stock and the fair value of KFx's common stock on the respective dates of the transactions resulted in a beneficial conversion feature in an aggregate amount of $1,351,217, which was calculated in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The unamortized portion of the debt discount associated with the warrants and the beneficial conversion feature, is $509,363 at March 31, 2002. During the three months ended March 31, 2002, the Company recorded $428,076 in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature, and recorded $207,975 of interest expense related to the accretion of these instruments to their respective redemption values.

    At March 31, 2002, as a result of the additional investments by Kennecott Energy in Pegasus Series B Preferred Stock and KFx's sale of a portion of its Pegasus Preferred Stock, the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx--52.0%, Pegasus founders---14.4%, Kennecott Energy--18.2%, Evergreen--8.5% and other private investors--6.9%.

    On April 30, 2002, the Company satisfied its obligation to repurchase the Pegasus preferred stock for $3,846,049 (see Note 12).

NOTE 3.  NOTES PAYABLE TO DIRECTORS

    During 2000, the Company borrowed a total of $650,000 consisting of (a) a $100,000 note payable to the Chairman, due on demand and bearing interest at the prime rate plus 2% and (b) a $550,000 note payable to another director, bearing interest at 11.5%, due April 30, 2001 and personally guaranteed by the Company's Chairman. The Company repaid $400,000 of the notes during 2000 and repaid the remaining $250,000 during 2001.

    During 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company's Chairman and CEO bearing interest at prime plus 2% (6.75% at March 31, 2002), due on demand. The terms of the agreement include a warrant to purchase 285,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 73%, a risk free interest rate of 4.65% and a dividend yield of zero. At March 31, 2002, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

    During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates. Under a $400,000 note, which bears interest at the prime rate plus 2% (6.75% at March 31, 2002) and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was issued to purchase 350,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $213,500 as debt discount, which was amortized to interest expense over the initial six-month term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero. The warrant expires in July 2003. At March 31, 2002, the warrant was outstanding and fully exercisable. An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2% (6.75% at March 31, 2002), is due on demand, and is personally guaranteed by KFx's Chairman. At March 31, 2002, the unpaid balance of the three unsecured notes was $300,000.

NOTE 4.  NOTES PAYABLE

    In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement include a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 a share. The Company estimated the fair value of the warrant and recorded a debt discount of $223,817, which is being amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero. At March 31, 2002, the entire balance of this note was outstanding and the warrant was outstanding and fully exercisable.

    In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements include warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 a share. The Company estimated the fair value of the warrant and recorded a debt discount of $222,448, which is being amortized to interest expense over the term of the notes. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero. At March 31, 2002, the entire balance of these notes was outstanding and the warrant was outstanding and fully exercisable.

NOTE 5.  CONVERTIBLE LONG-TERM DEBT

    On July 25, 2001, Cinergy Corp. ("Cinergy") advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001. The advance bears interest at 7% per annum, payable monthly. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus' or KFx's assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share. The exercise price of the warrant resets to $2.75 per share upon conversion, maturity or redemption of all of the Company's 6% convertible debentures due July 31, 2002. The Company estimated the fair value of the warrant and recorded a debt discount of $391,522, which is being amortized to interest expense over the estimated three-year term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 86%, a risk free interest rate of 4.3% and a dividend yield of zero. At March 31, 2002, the original balance of this note was outstanding, the unamortized portion of debt discount was $301,169 and the warrant was outstanding and fully exercisable.

    In addition, the difference between the effective conversion price of the note into KFx common stock and the fair value of KFx's common stock on date of issuance of the note resulted in a beneficial conversion feature in an amount of $247,687, which was calculated in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The unamortized portion of the beneficial conversion feature, which is $189,893 at March 31, 2002, is reflected as additional debt discount in the balance sheet. During the three months ended March 31, 2002, the Company recorded $51,933 in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion feature.

    In relation to the above transaction the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company's common stock at an exercise price of $3.00 per share. The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note. The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04% and a dividend yield of zero. The warrant expires 5 years from the date of grant. During the three months ended March 31, 2002, the Company recorded $10,422 in amortization expense related to the debt issue costs.

NOTE 6.  CONVERTIBLE DEBENTURES

    On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price of the unsecured convertible debentures (the "Debentures") to $3.00 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company's common stock on the original issuance date of the debentures resulted in a beneficial conversion feature of approximately $2,283,000, calculated in accordance with EITF 98-5 and EITF 00-27. The unamortized portion of the beneficial conversion feature, which is $331,481 at March 31, 2002, is reflected as debt discount on the balance sheet and is being amortized over the remaining life of the debentures. During the three months ended March 31, 2002, the Company recorded $768,304 in interest expense related to the amortization of the debt discount.

    On March 28, 2002, the Company sold common stock in a private placement transaction for $2.50 per share, which reduced the conversion price to $2.50 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the previously adjusted conversion price resulted in a beneficial conversion feature of $802,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature is reflected as debt discount on the balance sheet and is being amortized over the remaining life of the debentures. During the three months ended March 31, 2002, the Company recorded $20,390 in interest expense related to the amortization of the debt discount.

    During the three months ended March 31, 2002, holders of Debentures with a face value of $3,490,000 exercised their right to convert their Debentures into common stock of the Company at a conversion price of $3.00 per share. Accordingly, 1,163,325 shares of common stock were issued, and $3,839,886, including a pro rata portion of accreted maturity premium, net of a pro rata portion of deferred debt issue costs, was credited to common stock and additional paid in capital.

NOTE 7. PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

    Pursuant to an Asset Purchase and License Agreement (the "Purchase Agreement") between Pavilion, Pegasus and KFx, dated July 31, 2001, certain assets and liabilities relating to the Pavilion Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, deposits, customer list, exclusive rights to license Pavilion's software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion's software being licensed. The Purchase Agreement initially provided for a base price of $9.5 million in cash, payable to Pavilion in installments through July 31, 2003, adjusted for the net of assets and liabilities assumed. Additionally, Pegasus was to initially pay Pavilion royalties of up to $5.5 million between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. During 2001, Pegasus made payments to Pavilion totaling $2,447,740 against the base purchase price. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. This reduction resulted in a net purchase price adjustment, based upon the present value of the payments, of approximately $1.5 million, which was recorded as a reduction of goodwill as of December 31, 2001. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. As of March 31, 2002, the Company had incurred $142,000 in royalty obligations as a result of the sales of software licenses subsequent to the consummation of the acquisition, $36,000 of which were incurred during the three months ended
March 31, 2002. Per the terms of this amendment, Pegasus paid Pavilion $4.35 million on March 28, 2002 as the final base purchase price payment for the acquisition.

    This acquisition expands the software product offerings, customer installed base, and technical expertise as well as effectively dismissing the Pavilion Lawsuit, which allows management to concentrate on the growth of Pegasus. The acquisition has been accounted for by the purchase method and the results of operations are included in the Company's financial statements beginning in the third quarter of 2001. The assets acquired and liabilities assumed were recorded at estimated fair values. The allocation of the purchase price to net assets acquired, liabilities assumed and intangible assets was based on an independent valuation of those assets as follows:

(dollars in thousands):

Purchase price (including royalty obligations incurred)     $   7,006
Fair value of identifiable intangible assets acquired           1,426
Deferred revenue                                                 (269)
                                                            ---------
Excess cost over net assets acquired                            5,849
Acquisition costs                                                 269
                                                            ---------
Goodwill                                                    $   6,118
                                                            =========

    The purchase price was reduced by $150,000 during the quarter based on the transaction costs incurred relating to the March 28, 2002 amendment to the Purchase Agreement. Goodwill recognized as a result of the transaction is attributable to Pegasus and all activity relating to the goodwill was assigned to the Pegasus segment.

     The intangible assets acquired consist of the following:

                                                         March 31, 2002
                                                         --------------
     Order backlog, 18 month useful life                   $  319,000
     Customer lead list, 18 month useful life              $  117,000
     Maintenance contract, 7 year useful life              $  990,000
                                                           ----------
     Total                                                 $1,426,000
     Less accumulated amortization                        ($  288,064)
                                                           ----------
     Net book value                                        $1,137,936
                                                           ==========

     Amortization expense for the above intangible assets for the three months ended March 31, 2002 was approximately $123,000. Estimated future amortization expense is as follows (including amortization expense charged through March 31, 2002):

     For the year ended December 31, 2002                  $  447,219
     For the year ended December 31, 2003                  $  165,650
     For the year ended December 31, 2004                  $  141,429
     For the year ended December 31, 2005                  $  141,429
     For the year ended December 31, 2006                  $  141,429
     Thereafter                                            $  223,927

NOTE 8. REDEEMABLE COMMON STOCK

    On March 28, 2002, the Company issued 2 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.25 million shares of KFx common stock, which resulted in cash proceeds to the Company of $5 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through March 27, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The common stock issued is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option is exercisable upon the earlier of July 31, 2002 or upon the redemption or conversion of all of the Convertible Debentures. At the time the investors notify KFx of their intent to exercise the put option, KFx must repurchase the common stock at a price of $2.50 per share plus accrued interest ("Redemption Value") within 100 days of notification. Interest for purposes of redemption accrues at the rate of 9% per annum, beginning upon the original issuance date and ceases on the date which the common stock is repurchased. If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option expires on December 23, 2002. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

     As a result of the put option, the common stock issued to the investors is classified as redeemable common stock in the mezzanine level of the consolidated balance sheet as of March 31, 2002, and is being accreted to its redemption value of $5,154,110, which includes 9% interest, through July 31, 2002, the date upon which the put option first becomes exercisable. During the three months ended March 31, 2002, the Company recorded approximately $113,000 of expense related to the accretion of the redeemable common stock to its redemption value.

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

    As part of the agreement the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by June 21, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investor for each 30-day period for which the registration statement has not been declared effective. These new warrants will have the same terms and conditions as the original warrants issued to the investors.

     In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on the application of Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" with Issue No. 00-7, "Application of Issue No. 96-13 to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" ("EITF 00-7"). Equity derivatives that contain any provision that could require net cash settlement must be marked to fair value through earnings under EITF 00-7. The EITF reached a consensus on Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") in September 2000.

     In accordance with EITF 00-19, as the Company is required to issue additional warrants in the event that the registration statement is not declared effective and, as there is no cap on the number of warrants that could be issued, the warrants have been recorded at their estimated fair value of $4,484,992 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5.7% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $432,655, net of related issuance costs of $82,353. Until the registration statement for the warrants and redeemable common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to interest expense. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value.

    During 2001, the Company issued 141,450 shares of common stock, which is presented as redeemable common stock on the balance sheet at a redemption value of $424,350 as of March 31, 2002, to an investment banker in return for services rendered. The common stock is redeemable for cash at the option of the holder at the greater of $3.00 per share or the weighted-average fair market value of the Company's common stock for the preceding fifteen days. The stock is only redeemable after the Company consummates a qualifying equity transaction, which occurred on March 28, 2002 (see above), and upon the retirement or conversion of all of the outstanding Debentures.

NOTE 9. SEGMENT INFORMATION

    KFx's reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary ("Pegasus" segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries ("K-Fuel" segment). The accounting policies of these segments are the same as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. In addition, the goodwill and intangibles and related amortization resulting from the acquisitions of Pegasus and Pavilion are included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based on its view of the potential for net income and operating cash flow. There are no intersegment revenues; however, KFx's corporate office charges management and related fees to the Pegasus segment, based on actual costs and estimated time and other resources devoted to assist with and support the activities of Pegasus.

    The following table presents information about revenues, net loss, cash used in operating activities, segment assets and certain other information used by KFx's Chairman and CEO, its chief operating decision maker, as of March 31, 2002 and 2001 and for the three month periods then ended:

                                                                 RECONCILING
        THREE MONTHS ENDED          PEGASUS           K-FUEL      ITEMS (a)       CONSOLIDATED
        ------------------          -------           ------     -----------      ------------
          March 31, 2002
          --------------
Operating Revenues..............   $   1,250,961   $       --   $        --     $    1,250,961

Net Loss........................   $    (836,788)     (94,203)  $ (2,689,887)   $   (3,620,878)

Cash Used in
Operating Activities............   $    (678,494)  $   (2,573)  $   (773,074)   $   (1,454,141)

Total Assets                       $  10,746,924   $2,305,325   $  1,548,872    $   14,601,121

          March 31, 2001
          --------------
Operating Revenues..............   $     247,950   $       --   $         --    $      247,950

Net Loss........................   $  (1,018,249)  $ (457,448)  $ (1,341,024)   $   (2,816,721)

Cash Provided by (Used in)
Operating Activities               $    (559,764)  $    6,187   $ (1,349,839)   $   (1,903,416)

Total Assets                       $   3,177,893   $2,884,462   $  2,016,609    $    8,078,964

(a) Consists primarily of KFx corporate office activities and consolidating entries.

NOTE 10. CONTINGENCIES

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

    The Company is contingently liable to Ohio Valley Electric Corporation ("OVEC") for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company's proprietary Series "C" K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company's North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through March 31, 2002 under these agreements.

    The Company is contingently liable to the State of Wyoming for a 12% royalty on a license fee for patents and other intellectual properties sold and transferred by the Company to Kennecott Energy. This amount is only payable to the State of Wyoming if Kennecott Energy builds a K-Fuel commercial production facility in the United States.

    In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman's royalty is now 25% of the Company's worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. The total amount paid under this agreement through March 31, 2002 was $250,000.

    Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and certain other limitations. Through March 31, 2002, Pegasus has made no payments or accruals under this agreement.

    Under terms of an amendment to the Purchase Agreement, Pegasus is contingently liable to Pavilion for $9 million in royalty payments based on all software licenses sold starting with the date of the agreement. These royalty payments are considered contingent purchase price and will be added to goodwill as such royalties become due. Through March 31, 2002, $142,000 in royalties was payable, and added to goodwill, under the amended Purchase Agreement.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note 7. The remaining provisions of the Statement are effective beginning in the first six months of 2002. As of March 31, 2002, the net carrying value of the goodwill relating to KFx's acquisition of Pegasus was $1,138,017. There has been no amortization expense recorded for this goodwill during 2002 and this goodwill will no longer be amortized.

    FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first six months of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first six months of 2002. The Company anticipates that these impairment tests will not have a material impact upon the Company's financial position, results of operations or cash flows.

    The unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001, assuming the adoption of FAS 142 as of January 1, 2001 are as follows:

                                                                          Unaudited Pro Forma
(in thousands, except per share amounts)                              Three Months Ended March 31,
                                                                          2002            2001
                                                                          ----            ----
Net loss as reported                                                   $  (3,621)      $  (2,817)
Adjustments for goodwill amortization                                  $      --       $     170
                                                                       ----------      ----------
Adjusted net loss                                                      $  (3,621)      $  (2,647)
                                                                       ==========      ==========
Adjusted net loss per common share (basic and diluted)                 $   (0.12)      $   (0.10)
                                                                       ==========      ==========

    On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business" ("APB 30"). FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company's financial statements issued in fiscal 2002. The Company has not yet determined the impact of FAS 144 on the Company's financial position, results of operations or cash flows.

NOTE 12. SUBSEQUENT EVENTS

Sale of Common Stock
--------------------

    On April 30, 2002, the Company issued 2.4 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.7 million shares of KFx common stock, which resulted in cash proceeds to the Company of $6 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through April 30, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The sale of the common stock was to the same investment group that purchased the KFx common stock and warrants on March 28, 2002 for $5 million. The purchase was completed pursuant to an Addendum to the original Common Stock and Warrant Purchase Agreement ("Addendum"), on substantially equivalent terms, including a put option on the common stock with the same terms.

    As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet as of June 30, 2002, and will be accreted to its redemption value of approximately $6,136,000, which includes 9% interest, through July 31, 2002, the date upon which the put option first becomes exercisable.

    The Addendum allows, at the option of the investors and anytime prior to July 31, 2002, on the same terms, the investors to have the right to purchase up to an additional $9 million of common stock and to receive an equivalent amount of warrants on a pro rata basis.

    As part of the agreement the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by June 21, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investor for each 30-day period for which the registration statement has not been declared effective.

    In the event that the registration statement has not been declared effective as of June 30, 2002, the warrants will be recorded at their estimated fair value of approximately $5,000,000 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction will be recorded as redeemable common stock of approximately $1,000,000, net of related issuance costs. Until the registration statement for the warrants and redeemable common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to interest expense. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value.

    Pursuant to the Addendum, a portion of the proceeds of this investment was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock for $3,846,049. In addition, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant and the remaining proceeds are to be used for general corporate purposes.

Conversion of Debentures
------------------------

    In April 2002, Convertible Debentures with a principal value of $850,000 were converted, based on a conversion price of $2.50 per share, into 340,000 shares of the Company's common stock.

                                    KFX INC.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This quarterly report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based on our knowledge of facts as of the date of this quarterly report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties that may be outside of our control, including, but not limited to:

     .   the ability of the Company to continue as a going concern;
     . adverse market and various other conditions that could impair the Company's ability to obtain needed financing;
     .   actions or the inaction of the Company's strategic partners;
     . the breadth or degree of protection available to the Company's intellectual property;
     .   availability of key management and skilled personnel;
     .   competition and technological developments by competitors;
     . lack of market interest in the Company's existing products and any new products or services;
     . changes in environmental, electric utility and other governmental regulations;
     . unanticipated problems that could arise in research and development activities;
     . cost overruns, delays and other problems that may occur in developing, permitting, financing or constructing K-Fuel production facilities;
     . the availability of Section 29 or similar tax credits related to any future K-Fuel production facilities;
         and
     .   domestic and international economic and political developments.

    We use words like "believe," "expect," "anticipate," "will," "estimate," "project," "plan," and similar expressions to help identify forward-looking statements in this quarterly report.

    For additional factors that could affect the validity of our forward-looking statements, you should read "Risk Factors" contained in Part I, Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2001, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2001 and "Notes to Consolidated Financial Statements" contained in Part II, Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2001. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by the Company. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. KFx Inc. ("KFx" or the "Company") has incurred net losses of approximately $15,177,000, $12,290,000 and $12,730,000 and negative cash flow from operations of approximately $6,738,000, $5,151,000 and $3,458,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and an additional net loss of $3,620,878 and negative cash flow from operations of $1,454,141 in the three months ended March 31, 2002 and had an accumulated deficit of approximately $89,889,258 as of March 31, 2002. These factors, coupled with the need for additional financing to fund operations and planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants, dated April 12, 2002, covering the Company's consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph discussing this going concern uncertainty.

    In order to mitigate this uncertainty, the Company intends to seek further capital through various means which may include the sale of all or a portion of its interest in Pegasus Technologies, Inc. ("Pegasus"), additional sales of debt or equity securities, a business combination or other means and to further reduce expenditures as necessary. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERVIEW

    A 16-month project of its K-Fuel LLC joint venture with Kennecott Energy culminated in the demonstration of an improved design for a K-Fuel plant that was announced in February 2001. K-Fuel LLC is conducting studies concerning appropriate means to further test the new process and design facilities for production.

    On March 28, 2002, the Asset Purchase and License Agreement ("Purchase Agreement") between Pavilion Technologies, Inc. ("Pavilion"), Pegasus and KFx was amended to decrease the total base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. Per the terms of this amendment, Pegasus paid Pavilion $4.35 million on March 28, 2002 as the final base purchase price payment for the acquisition.

    The renegotiation of the Purchase Agreement and subsequent payment of the remaining base purchase price was made possible by a private equity investment in KFx common stock on March 28, 2002. As a result of this investment, the Company issued 2 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.25 million shares of KFx common stock, which resulted in cash proceeds to the Company of $5 million. The common stock issued is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option is exercisable upon the earlier of July 31, 2002 or upon the redemption or conversion of all of the Convertible Debentures. If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option expires on December 23, 2002. As a result of the put option, the common stock issued to the investors is classified as redeemable common stock in the mezzanine level of the consolidated balance sheet as of March 31, 2002, and is being accreted to its redemption value of $5,154,110, which includes 9% interest, through July 31, 2002, the date upon which the put option first becomes exercisable. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

    On April 30, 2002, another private equity investment was made by the same investment group that purchased the KFx common stock and warrants on March 28, 2002. As a result of this investment, the Company issued 2.4 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.7 million shares of KFx common stock, on substantially similar terms to the March 28, 2002 investment, which resulted in cash proceeds to the Company of $6 million. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet. The amended agreement allows, at the option of the investors and anytime prior to July 31, 2002, on the same terms, the investors to have the right to purchase up to an additional $9 million of common stock and to receive an equivalent amount of warrants on a pro rata basis.

    As part of the agreement the Company is required to register all of the shares issued in both transactions, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by June 21, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investors for each 30-day period for which the registration statement has not been declared effective. Based upon the number of warrants currently held by investors, if a qualifying registrations statement is not declared effective by June 21, 2002, the Company will be required to issue warrants to purchase 495,000 shares of KFx common stock.

    On April 30, 2002, pursuant to the private placement agreement described above, a portion of the proceeds of this investment was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock for approximately $3.8 million.

    Pegasus' firm backlog of software license and installation contracts as of May 13, 2002 was approximately $8,382,000, compared to approximately $6,800,000 at May 11, 2001, an increase of 23.3%.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

    Consolidated revenues in the first quarter of 2002 increased as compared to the first quarter of 2001 by $1,003,011 (405%) due entirely to an increase in Pegasus revenues. The increase in Pegasus revenues resulted from a significant increase in revenue-generating projects caused by the receipt of the Cinergy fleet wide order in May 2001, the acquisition of the Pavilion power optimization division in July 2001, which contributed approximately $271,000 in revenue during the first quarter of 2002, an increase in engineers hired to complete software installations and increased utilization of software installers. Due to the increase in the Pegasus backlog, mainly due to the Cinergy fleet wide order and the Pavilion power optimization division acquisition, we expect the trend of increasing revenue to continue in future quarters.

    Consolidated operating costs and expenses in the first quarter of 2002 increased as compared to the first quarter of 2001 by $366,040 (16%) due primarily to the net effect of (a) an increase of $537,606 (234%) in Pegasus' cost of software licenses and services triggered by the increase in the number of software installation contracts, the increase in the engineer headcount and increased utilization of these software installers, (b) an increase in marketing, general and administrative expense of $212,405 (18%) caused by an increase in the sales staff and the installation engineering staff at Pegasus and an increase in costs relating to international market expansion offset by headcount reductions at the corporate level, and (c) an increase of $9,513 (18%) in the costs at the K-Fuel demonstration plant due to an increase in research activities, offset by a decrease of $389,299 (54%) in depreciation and amortization expense. The decrease in depreciation and amortization expense was due to (a) fully depreciating the demonstration plant and fully amortizing the demonstration module during 2001 with no depreciation recognized during 2002,
(b) fully amortizing a majority of the Series A and Series B technology patents during 2001, and (c) per FAS 142, beginning after December 31, 2001, no amortization was recognized on the remaining goodwill balance of $1,138,018 related to the Company's acquisition of Pegasus. In the first quarter of 2001, amortization of this goodwill balance totaled approximately $170,000.

    The factors discussed above combined in the first quarter of 2002 to produce an operating loss of $1,407,102 which was $636,971 (31%) less than for the first quarter of 2001. Pegasus' portion of the operating loss for the first quarter of 2002 was $590,652, which was $387,092 (40%) less than the first quarter of 2001 and was mainly due to an overall improvement in margins on installation projects from 7.2% in 2001 to 38.7% in 2002. This improvement in margin is due to efficiencies achieved in the installation process, improved utilization of installation staff and the completion, during 2001, of installation projects that had an unfavorable impact on margins because of problems or delays. The combined K-Fuel segment and corporate cost portion of the operating loss for the first quarter of 2002 was $816,450 compared to $1,066,329 in 2001 with the decrease in operating loss resulting mainly from the decrease in depreciation and amortization noted above.

    Non-operating items added $2,213,776 of net expense in the first quarter of 2002, compared to $772,648 in the first quarter of 2001, for an increase of $1,441,128 (187%), due to an increase in interest expense of $1,428,586 (191%). The increase in interest expense is due to the recognition of $788,694 for the beneficial conversion charges relating to the reduction of the conversion price of the convertible debentures from $3.65 per share to $3.00 and again to $2.50 per share, an increase of $328,662 in the expense recognized for the accretion to maturity premium, amortization of debt discount and beneficial conversion charges related to the 2001 sales to third parties of Pegasus Preferred Stock and KFx's related obligation to repurchase those shares, an increase of $206,696 due to the amortization to interest expense of debt discount relating to the issuance of warrants for the Company's common stock, $200,000 of additional interest relating to notes payable entered into in the first quarter of 2002 and interest expense relating to the Pavilion purchase obligation of $142,767 offset by a reduction in the interest expense relating to the outstanding Convertible Debentures of $179,350.

    As a result of the above factors, the consolidated net loss of $3,620,878 ($0.12 per share) for the first quarter of 2002 was $804,157 more than the net loss for the first quarter of 2001. Included in the first quarter 2002 and 2001 net losses were non-cash charges approximating $2,133,000 and $1,268,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 2002, the Company used $1,454,141 of cash for its operating activities, compared to $1,903,416 in the first quarter of 2001, a decrease of $449,275 (24%). Included in the 2002 amount is $574,709 of interest payments ($261,609 by Pegasus and $313,100 by KFx), $416,885 for other Pegasus operations and $462,547 for the K-Fuel segment and other KFx corporate activities. Included in the 2001 amount is $561,031 of interest payments, $560,000 for Pegasus' operations, $781,969 of cash used by the K-Fuel segment and KFx's corporate activities.

    Sources of cash during the first three months of 2002 included the following:
     . In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement include a warrant, expiring three years after the date of issue, to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share.
     . In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements include warrants, expiring three years after the date of issue, to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share.
     . In March 2002, the Company issued 2 million shares of redeemable common stock at a price of $2.50 per share and warrants, expiring eight years after the date of issue, exercisable for 2.25 million shares of KFx common stock, at a price of $2.75 per share, subject to certain adjustments, to an institutional investor, resulting in net proceeds to the Company of $5 million.
     . Pegasus issued $500,000 of Pegasus preferred stock to Kennecott Energy during the first three months of 2002.

    Cash raised during the first three months of 2002 was used for funding of current operations and for making the renegotiated final base purchase price payment of $4.35 million for the acquisition of the Pavilion power optimization segment.

    On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the total base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. Per the terms of this amendment, Pegasus paid Pavilion $4.35 million on March 28, 2002 as the final base purchase price payment for the acquisition. See
Note 7 to the accompanying financial statements.

    The Company has refocused its efforts to strengthen its balance sheet to position the Company to take advantage of the rapidly growing energy market opportunities. The Company is in discussions with industry and private investors for additional equity to fund the Company's capital needs for the future. At this time, all discussions are preliminary; however, the Company intends to continue such discussions and negotiate definitive agreements only under acceptable terms.

    The Company is continuing to work toward its goal of licensing a large commercial K-Fuel plant. Upon granting a license to construct a commercial scale K-Fuel production facility, KFx expects to generate significant K-Fuel license fees and net cash flows. Through March 31, 2002, there were no commitments to build a K-Fuel plant. Pursuant to the April 30, 2002 investment in KFx common stock, $450,000 of the proceeds of the investment shall be used to fund the development of the K-Fuel demonstration plant. It is estimated that construction of a K-Fuel production facility will take approximately nine months, thus no royalty payment would begin until at least nine months after a license agreement is signed.

    From time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short-term basis, will continue to be available if needed. Such short-term financing will not, however, cover the cash needs of the Company on an ongoing basis.

    The Company will seek to meet its cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements through
(a) cash on hand, which as of May 13, 2002 approximated $2,442,000; (b) an additional discretionary investment by Kennecott of $500,000 during the year;
(c) potential
additional investment pursuant to the option in the Addendum to the Common Stock and Warrant Purchase Agreement dated April 30, 2002, whereby the investment group has an option to invest an additional $9 million in KFx common stock; (d) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company; (f) potential fees from licensing new K-Fuel facilities; (g) potential partners in connection with opportunities to expand the Company's product and service offerings to the power industry; and (h) unsecured short-term borrowings for the Company and/or Pegasus from one or more of its directors and/or other parties. Efforts by the Company to raise additional funding may be hampered by the put option and additional financing restrictions as a result of the financing transactions that have occurred during 2002.

    On April 30, 2002, the Company issued 2.4 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.7 million shares of KFx common stock, which resulted in cash proceeds to the Company of $6 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through April 30, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The sale of the common stock was with the same investment group that purchased the KFx common stock and warrants on March 28, 2002 for $5 million. The purchase was completed pursuant to an Addendum to the original Common Stock and Warrant Purchase Agreement, on substantially equivalent terms.

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

     As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet as of June 30, 2002, and will be accreted to its redemption value of approximately $6,136,000, which includes 9% interest, through July 31, 2002, the date upon which the put option first becomes exercisable.

    The Addendum allows, at the option of the investors and anytime prior to July 31, 2002, on the same terms, the investors to have the right to purchase up to an additional $9 million of common stock and to receive an equivalent amount of warrants on a pro rata basis.

    As part of the agreement the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by June 21, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investor for each 30-day period for which the registration statement has not been declared effective.

     In the event that the registration statement has not been declared effective as of June 30, 2002, the warrants will be recorded at their estimated fair value of approximately $5,000,000 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction will be recorded as redeemable common stock of approximately $1,000,000, net of related issuance costs. Until the registration statement for the warrants and redeemable common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to interest expense. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value.

    Pursuant to the agreement, a portion of the proceeds of this investment was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock for $3,846,049. In addition, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant and the remaining proceeds are to be used for general corporate purposes.

    Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company's need for at least temporary financing. Should the Company be required to seek any additional debt and/or equity financing, its ability to do so will be affected by the terms of the Debentures, which contain a number of restrictions including (a) limitations on the Company's ability to incur secured and unsecured debt, (b) limitations on the Company's ability to sell assets or enter into merger agreements, and (c) provisions that would reduce the Debenture conversion price from $2.50 per share if the Company sells KFx common stock at a price below $2.50 per share. In addition, included in the agreements among KFx and the other shareholders of Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, limiting the payment of dividends by Pegasus, and precluding the Company from issuing, selling, transferring or pledging any of its interest in Pegasus and precluding Pegasus from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors (see Note 8).

    There are no assurances that any of these potential funding sources will materialize, the Company currently does not have the means to satisfy certain indebtedness, including, but not limited to the Debentures due July 2002 (see
Note 6), and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed, the Company may default on payments when due. Should the Company not be successful in achieving one or more of the financing alternatives discussed above, the Company may not be able to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note 7. The remaining provisions of the Statement are effective beginning in the first six months of 2002. As of March 31, 2002, the net carrying value of the goodwill relating to KFx's acquisition of Pegasus was $1,138,017. There has been no amortization expense recorded for this goodwill during 2002 and this goodwill will no longer be amortized.

    FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first six months of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of FAS 142 will be completed during the first six months of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first six months of 2002. The Company anticipates that these impairment tests will not have a material impact upon the Company's financial position, results of operations or cash flows.

    On October 3, 2001, the FASB issued Statement of Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business" ("APB 30"). FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company's financial statements issued in fiscal 2002. The Company has not yet determined the impact of FAS 144 on the Company's financial position, results of operations or cash flows.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

    The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates and commodity prices. The Company has only $450,000 of floating rate debt and does not expect to derive a material amount of its revenues from interest bearing securities. Currently the Company has no foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company's products and services, since K-Fuel and Pegasus' combustion optimization products have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company's fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company's business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities.

     On March 28, 2002, the Company issued 2 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.25 million shares of KFx common stock, which resulted in cash proceeds to the Company of $5 million. As part of the agreement the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by June 21, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investor for each 30-day period for which the registration statement has not been declared effective. These new warrants will have the same terms and conditions as the original warrants issued to the investors. In accordance with EITF 00-19, as the Company is required to issue additional warrants in the event that the registration statement is not declared effective and, as there is no cap on the number of warrants that could be issued, the warrants have been recorded at their estimated fair value of $4,484,992 on the issuance date as a liability on the consolidated balance sheet. Also, as clarified in EITF 00-19, the warrants are considered a derivative instrument as defined in SFAS 133. Until the registration statement is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to interest expense.

     We prepared a sensitivity analysis of our exposure to fluctuations in our stock price to assess the impact of a hypothetical change in the price of our stock. Based on the results of this analysis, we estimate that a hypothetical 10% increase in the price of our stock from the March 31, 2002 stock price could have an impact of approximately $550,000 on our results of operations. This risk could have a material effect on our results of operations and financial condition until the registration statement is declared effective.

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

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the three months ended March 31, 2002, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended ("Securities Act") under Section 4(2) of the Securities Act:

 Purchaser/                                                                   Number
Recipient of                    Terms of Exercise, if                        Sold or      Consideration
 Securities         Date             Convertible         Title of Security   Granted         Received
 ----------         ----             -----------         -----------------    -------        --------
John Venners    January 2002             N/A               Common Stock       10,000      Professional
                                                                                        services valued at
                                                                                              $30,000

Richard Witner  January 2002             N/A                Common Stock       5,000      Professional
                                                                                        services valued at
                                                                                              $15,000

                  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
4.1            Warrant to Purchase  250,000  Shares of KFx Inc.  Common Stock issued to Frank  Cilluffo dated
               January 10, 2002
4.2            Warrant to Purchase  50,000  Shares of KFx Inc.  Common Stock issued to Paul  Archinard  dated
               February 12, 2002
4.3            Warrant to Purchase  50,000  Shares of KFx Inc.  Common  Stock issued to William A. Boyd dated
               February 15, 2002
4.4            Warrant to Purchase  100,000  Shares of KFx Inc.  Common Stock  issued to Daniel  Marino dated
               February 12, 2002
4.5            Warrant to Purchase  50,000 Shares of KFx Inc.  Common Stock issued to Mariella  Marquez dated
               February 15, 2002
10.1*          Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March
               28, 2002

* Document previously filed with the U.S. Securities and Exchange Commission with the Company's Current Report on Form 8-K dated March 28, 2002 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

    During the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K dated March 28, 2002, under Item 5, Other Events.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KFX INC.

                                   /s/ PATRICK S. FLAHERTY
                                   -----------------------------------

                                   PATRICK S. FLAHERTY
                                   VICE PRESIDENT & CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                   DATE: MAY 20, 2002