Form 10-Q
period 2002-06-30
KFX INC
filed 2002-08-19
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23634

KFX INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1079971 (I.R.S. employer Identification number)

3300 East First Avenue, Suite 290, Denver, Colorado USA 80206
(Address of principal executive offices)

(303) 293-2992
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

On August 13, 2002 there were 37,300,879 shares of the Registrant’s common stock, $.001 par value, outstanding.

KFX INC.

FORM 10-Q QUARTERLY REPORT
For The Quarterly Period Ended June 30, 2002

KFX INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$1,583,266	$604,252
Trade accounts receivable	716,744	738,442
Unbilled revenue	908,013	359,079
Other receivables	135,554	93,522
Prepaid expenses	293,895	253,983
Debt issue costs, net of accumulated amortization	15,865	145,954
Deferred job costs	297,671	352,714

Total current assets	3,951,008	2,547,946
Property, plant and equipment, net of accumulated depreciation	298,739	309,510
Patents, net of accumulated amortization	1,690,092	1,712,095
Investment in K-Fuel, LLC	349,600	351,454
Goodwill, net of accumulated amortization	4,456,368	7,370,355
Intangibles, net of accumulated amortization	3,709,719	1,261,083
Debt issue costs, net of accumulated amortization	87,544	108,503
Prepaid royalty	498,000	498,000
Other assets	254,723	157,857

TOTAL ASSETS	$15,295,793	$14,316,803

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,312,790	$2,312,526
Accrued expenses	800,237	579,892
Interest payable	458,872	472,049
Deferred revenue	1,482,669	1,028,750
Deferred income	104,489	152,684
Short-term notes payable to directors	450,000	450,000
Obligations to repurchase Pegasus preferred stock, net	—	2,508,788
Convertible debentures, net	3,349,020	7,195,326
Liability for warrants	10,383,134	—
Current maturities of long-term debt	1,305,000	5,250,329

Total current liabilities	20,646,211	19,950,344
Deferred revenue, less current portion	372,047	423,673
Convertible long-term debt, less current maturities	3,061,449	2,957,005
Long-term debt, less current maturities	110,000	130,000

Total liabilities	24,189,707	23,461,022

Commitments and Contingencies (Note 11)
Minority interest	5,138,182	4,534,045

Redeemable common stock, 4,941,450 and 141,450 shares issued and outstanding	8,924,319	424,350

Stockholders’ deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 80,000,000 shares authorized; and 30,499,429 and 28,956,104 shares issued and outstanding	30,499	28,956
Note receivable and other	(390,669)	—
Additional paid-in capital	73,916,475	72,136,810
Accumulated deficit	(96,512,720)	(86,268,380)

Total stockholders’ deficit	(22,956,415)	(14,102,614)

TOTAL LIABILITIES, REDEEMABLE COMMON
STOCK AND STOCKHOLDERS’ DEFICIT	$15,295,793	$14,316,803

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2002	2001
	Unaudited
OPERATING REVENUES
Pegasus software licenses and services	$1,252,924	$529,004
OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	898,031	379,244
Marketing, general and administrative expenses	3,874,024	1,085,600
Pegasus software research and development	144,418	212,121
K-Fuel demonstration plant and laboratory	43,662	36,376
Depreciation and amortization	538,829	662,663

Total operating costs and expenses	5,498,964	2,376,004

OPERATING LOSS	(4,246,040)	(1,847,000)
Other expense, net	(574,972)	(12,189)
Interest expense	(1,802,074)	(1,144,744)
Equity in (loss) income of unconsolidated affiliates	(376)	438

NET LOSS	(6,623,462)	(3,003,495)
Deemed dividend attributable to warrant holder	(399,446)	—
Accretion of redeemable common stock	(6,848,276)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(13,871,184)	$(3,003,495)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.41)	$(0.12)

Weighted-average common shares outstanding	34,180,000	25,389,000

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2002	2001
	Unaudited
OPERATING REVENUES
Pegasus software licenses and services	$2,503,885	$776,954
OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	1,665,157	608,764
Marketing, general and administrative expenses	5,240,269	2,239,440
Pegasus software research and development	280,969	352,857
K-Fuel demonstration plant and laboratory	106,577	89,778
Depreciation and amortization	864,055	1,377,188

Total operating costs and expenses	8,157,027	4,668,027

OPERATING LOSS	(5,653,142)	(3,891,073)
Other expense, net	(610,669)	(37,923)
Interest expense	(3,980,145)	(1,894,229)
Equity in (loss) income of unconsolidated affiliates	(384)	3,009

NET LOSS	(10,244,340)	(5,820,216)
Deemed dividend attributable to warrant holder	(399,446)	—
Accretion of redeemable common stock	(6,961,591)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(17,605,377)	$(5,820,216)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.55)	$(0.23)

Weighted-average common shares outstanding	32,189,000	25,336,000

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	Unaudited
OPERATING ACTIVITIES
Net loss	$(10,244,340)	$(5,820,216)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	864,055	1,377,188
Equity in loss (income) of unconsolidated affiliates	384	(3,009)
Amortization of debt discount	2,893,442	766,713
Accretion of maturity premiums	446,995	498,614
Common stock and warrants issued for services	642,105	247,135
Stock appreciation rights	2,056,523	—
Liability to issue warrants	523,281	—
Minority interest preferred dividends	104,137	69,698
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, unbilled revenue and deferred job costs	(514,225)	(639,092)
Prepaid and other assets	(202,015)	6,899
Deferred revenue	402,292	857,714
Accounts payable and accrued expenses	27,118	145,493
Interest payable	(13,177)	33,019

Cash used in operating activities	(3,013,425)	(2,459,844)

INVESTING ACTIVITIES
Purchases of property and equipment	(72,516)	(60,721)
Patent acquisition and pending patent applications	(33,397)	(46,893)
Cash paid on obligation for acquisition of business	(4,724,192)	—
Investments in equity based investees	(46,724)	—

Cash used in investing activities	(4,876,829)	(107,614)

FINANCING ACTIVITIES
Issuance of redeemable common stock and warrants, net	11,376,467	—
Issuance of preferred stock in subsidiary	500,000	750,000
Proceeds from sale of Pegasus preferred stock	—	1,972,331
Proceeds from short-term notes payable	1,000,000	—
Proceeds from short-term note payable to director	—	300,000
Repurchase of Pegasus preferred stock	(3,846,049)	—
Repayment of short-term notes payable to directors	—	(100,000)
Payments on notes payable	(161,150)	(311,332)

Cash provided by financing activities	8,869,268	2,610,999

Increase in cash and cash equivalents	979,014	43,541
Cash and cash equivalents, beginning of period	604,252	348,955

Cash and cash equivalents, end of period	$1,583,266	$392,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$652,888	$624,165

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Six Months Ended June 30, 2002:

Convertible Debentures with a principal value of $3,490,000 were converted, based on a conversion price of $3.00 per share, into 1,163,325 shares of KFx Inc. (“KFx” or the “Company)” common stock, which resulted in a reduction to stockholders’ deficit of $3,839,886, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs. Convertible Debentures with a principal value of $850,000 were converted, based on a conversion price of $2.50 per share, into 340,000 shares of the Company’s common stock, which resulted in a reduction to stockholders’ deficit of $944,020, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 6).

During the first quarter of 2002, the Company sold common stock in a private placement transaction, which reduced the conversion price of the Convertible Debentures to $2.50 per share. The reduction of the conversion price resulted in a beneficial conversion feature charge of $802,000, which was recorded as debt discount and a reduction to stockholders’ deficit. The debt discount is being amortized to interest expense over the remaining life of the Convertible Debentures (see Note 6).

The Company issued warrants to purchase 500,000 shares of KFx common stock in conjunction with the notes payable issued during the first quarter of 2002, resulting in debt discount of $446,265, which was amortized to interest expense through the maturity of the notes on June 30, 2002.

The Company issued warrants to purchase 4,950,000 shares of KFx common stock in conjunction with a private placement of the Company’s common stock during the first six months, resulting in accretion expense of $6,961,591 (see Note 8).

KFx issued 40,000 shares of the Company’s common stock with a fair value of $101,600, of which 30,000 of these shares were issued to a related party of the Chairman and CEO, in exchange for consulting services during the six months. Accordingly, $51,600 was charged to general and administrative expense and $50,000 reduced a liability outstanding at December 31, 2001.

Six Months Ended June 30, 2001:

In connection with the sales of Pegasus preferred stock, subject to KFx’s obligation to repurchase, a debt discount of approximately $1,780,000 was recorded, which was amortized to interest expense over the one-year term of the repurchase obligation.

On March 3, 2001, Kennecott Energy’s put option relative to its Pegasus common stock expired; accordingly, the $1,000,000 sales price has been included in minority interest as of June 30, 2001.

Convertible Debentures with a principal value of $1,240,000 were converted, under the stated terms of $3.65 per share, into 339,726 shares of the Company’s common stock, which resulted in a reduction of stockholders’ deficit of $1,206,130, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 6).

Warrants to purchase 285,000 shares of Pegasus common stock were issued in the second quarter of 2001, resulting in debt discount of $102,348, which was recognized as interest expense on the issuance date.

The Company issued 174,500 shares of common stock with a fair value of $357,540, of which 50,000 of these shares were issued a related party of the Chairman and CEO, in exchange for consulting services during the six months. Accordingly, approximately $246,700 was charged to general and administrative expense and $110,840 reduced a liability outstanding at December 31, 2000.

KFX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. (“KFx” or the “Company”), its wholly owned subsidiary, KFX Wyoming Inc., and its majority-owned subsidiaries, Pegasus Technologies, Inc. (“Pegasus”), KFX Technology, Inc. (“KFxT”), and Heartland Fuels Corporation. The Company’s 51% interest in K-Fuel, L.L.C. (“K-Fuel, LLC”) is accounted for as an equity investment since the 49% partner, Kennecott Energy Company (“Kennecott Energy”), has certain participative rights; accordingly, the Company does not control K-Fuel, LLC.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K/A. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results of operations expected for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Significant estimates have been made by management with respect to the realizability of the Company’s property, plant and equipment, patents, equity investments, and prepaid royalty. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

The consolidated financial statements at June 30, 2002 and for the three and six-month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2001 financial statements to conform to the current year presentation.

In the second quarter of 2002 the Company re-evaluated its purchase price allocation related to the acquisition of the Pavilion Power Optimization Division in July 2001. The Company reclassified $2,679,807 of the purchase price allocation from goodwill to intangibles in order to assign a value to the license received from the Pavilion Power Optimization Division. The amount reclassified was net of $286,193 of amortization expense. The $286,193 of amortization expense includes $208,140 of amortization, which should have been recognized from August 2001 through March 2002. The impact of this amortization expense on the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002 and the year ended December 31, 2001 was not material. Amortization of the license of $78,053 related to the current quarter was also recorded. Future amortization of the license is anticipated to be $78,053 on a quarterly basis over the estimated life of the license of nine and one-half years.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $15,177,000, $12,290,000 and $12,730,000 and negative cash flows from operations of approximately $6,738,000, $5,151,000 and $3,458,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and an additional net loss of $10,244,340 and negative cash flows from operations of $3,013,425 in the six months ended June 30, 2002 and had an accumulated deficit of approximately $96,513,000 as of June 30, 2002. These factors, coupled with the need for additional financing to fund operations and planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants, dated April 12, 2002, covering the Company’s consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph discussing this going concern uncertainty.

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

Net loss per common share for the three and six month periods ended June 30, 2002 and 2001 are based on the weighted-average number of shares of common stock outstanding during the period, which excludes approximately 15,300,000 and 9,946,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company’s net loss would be anti-dilutive.

NOTE 2.    ISSUANCES AND SALES OF PEGASUS PREFERRED STOCK

On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx (“Pegasus Common Stock”), to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock (“Pegasus Preferred Stock”) equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred

Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier. Through June 30, 2002, Kennecott Energy has purchased $3,000,000 of additional Pegasus Preferred Stock, $500,000 of which was purchased during the six months ended June 30, 2002. The entire Kennecott Energy investment in Pegasus is included in minority interest as of June 30, 2002.

During 2001, KFx closed transactions with various parties pursuant to which KFx sold all of its preferred stock investment in Pegasus for $2,722,330, which represented an approximate 16% interest in Pegasus on an as converted basis. Included in these sales of Pegasus preferred stock were sales to Evergreen Resources, Inc. (“Evergreen”), whose Chairman is a director of KFx, for $1,500,000, two directors of KFx and KFx’s Chairman, Theodore Venners, for $300,000, and a related party of KFx’s Chairman for $100,000. These sales to related parties represented an as converted interest in Pegasus of approximately 11%.

KFx was obligated to repurchase this preferred stock, or any other security issued with respect to this preferred stock, at a premium of 33% over the original purchase price, plus interest at an annual rate of 6% on the accreted repurchase price, at dates varying from January 31, 2002 to November 20, 2002, or earlier upon the occurrence of certain events, such as a change in control. In certain circumstances, the parties could individually elect to exchange their interest in Pegasus, with an aggregate maturity value of $3,847,562, for common stock of KFx at $3.65 per share, subject to certain adjustments, including a reduction to the then current market value upon the conversion or redemption of the Company’s 6% Convertible Debentures due July 31, 2002 (“Debentures”). However, on April 30, 2002, the Company satisfied its obligations to repurchase the Pegasus preferred stock for a total of $3,846,049.

In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of KFx common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of the Company’s Debentures. Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments were classified as debt. Accordingly, the Company estimated the fair value of the related warrants and recorded an aggregate debt discount of $1,179,037. The Company calculated the debt discount amount based upon an allocation of the initial sales proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility ranging from 73% to 76%, a risk free interest rate ranging from 4.1% to 5.0%, and an expected dividend yield of zero. In addition, the difference between the effective conversion price of the preferred stock and the fair value of KFx’s common stock on the respective dates of the transactions resulted in a beneficial conversion feature in an aggregate amount of $1,351,217, which was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). During the quarter and six months ended June 30, 2002, the Company recorded $195,930 and $624,006, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature. During the quarter and six months ended June 30, 2002, the Company recorded $191,847 and $399,822, respectively, in interest expense related to the accretion of these instruments to their respective redemption values. As a result of the repayment of the obligation to repurchase the preferred stock as noted above, there will be no further accretion of the instruments. In addition, as a result of the repurchase, prior to the maturity date, of the obligation to repurchase preferred stock sold in November 2001, the Company recorded the intrinsic value of the beneficial conversion feature of $313,433 into additional paid in capital. The intrinsic value of the beneficial conversion feature was calculated on the date the debt was extinguished in compliance with EITF 98-5 and EITF 00-27.

At June 30, 2002, as a result of the additional investments by Kennecott Energy in Pegasus Series B Preferred Stock and KFx’s repurchase its Pegasus Preferred Stock, the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx—67.3%, Pegasus founders—14.4% and Kennecott Energy—18.2%.

NOTE 3.    NOTES PAYABLE TO DIRECTORS

During 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company’s Chairman and CEO bearing interest at prime plus 2% (6.75% at June 30, 2002), due on demand. The terms of the agreement include a warrant to purchase 285,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 73%, a risk free interest rate of 4.65% and a dividend yield of zero.

At June 30, 2002, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates. Under a $400,000 note, which bears interest at the prime rate plus 2% (6.75% at June 30, 2002) and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was issued to purchase 350,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $213,500 as debt discount, which was amortized to interest expense over the initial six-month term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero. The warrant expires in July 2003. At June 30, 2002, the warrant was outstanding and fully exercisable. An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2% (6.75% at June 30, 2002), is due on demand, and is personally guaranteed by KFx’s Chairman. At June 30, 2002, the unpaid balance of the three unsecured notes was $300,000.

NOTE 4.    NOTES PAYABLE

In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement include a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $223,817, which was amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero. At June 30, 2002, the entire balance of this note was outstanding and the warrant was outstanding and fully exercisable.

In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements include warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $222,448, which was amortized to interest expense over the term of the notes. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero. At June 30, 2002, the entire balance of these notes was outstanding and the warrant was outstanding and fully exercisable.

On July 1, 2002, the Company paid the entire obligation due on the January and February 2002 notes with a cash payment of $1,042,411.

NOTE 5.    CONVERTIBLE LONG-TERM DEBT

On July 25, 2001, Cinergy Corp. (“Cinergy”) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001. The advance bears interest at 7% per annum, payable monthly. Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The conversion price of the advance into KFx common stock was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6). The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share. The exercise price of the warrant was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6). The Company estimated the fair value of the warrant and recorded a debt discount of $389,290, which is being amortized to interest expense over the estimated three-year term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 86%, a risk free interest rate of 4.3% and a dividend yield of zero. At June 30, 2002, the original balance of this note was outstanding, the unamortized portion of the debt discount was $268,964 and the warrant was outstanding and fully exercisable.

In addition, the difference between the effective conversion price of the note into KFx common stock and the fair value of KFx’s common stock on date of issuance of the note resulted in a beneficial conversion feature in an amount of $245,455, which was calculated in accordance with EITF 98-5 and EITF 00-27. The unamortized portion of the beneficial conversion feature, which is $169,587 at June 30, 2002, is reflected as additional debt discount in the balance sheet. During the quarter and six months ended June 30, 2002, the Company recorded $52,511 and $104,444, respectively, in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion feature.

As a result of the conversion price on the advance being reset to $2.75 per share on July 24, 2002, the Company anticipates that it will record an additional beneficial conversion feature charge of approximately $1.1 million during the quarter ending September 30, 2002. The beneficial conversion feature was calculated in accordance with EITF 98-5 and EITF 00-27, and will be amortized to interest expense over the estimated remaining 2-year term of the advance.

In relation to the above transaction the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company’s common stock at an exercise price of $3.00 per share. The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note. The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04% and a dividend yield of zero. The warrant expires 5 years from the date of grant. During the quarter and six months ended June 30, 2002 the Company recorded $10,537 and $20,959, respectively, in amortization expense related to the debt issue costs.

NOTE 6.    CONVERTIBLE DEBENTURES

On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price of the Debentures to $3.00 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company’s common stock on the original issuance date of the debentures resulted in a beneficial conversion feature of approximately $2,283,000, calculated in accordance with EITF 98-5 and EITF 00-27. The unamortized portion of the beneficial conversion feature, which is $54,515 at June 30, 2002, is reflected as debt discount on the balance sheet and is being amortized over the remaining life of the debentures. During the quarter and six months ended June 30, 2002, the Company recorded $276,965 and $1,045,269, respectively, in interest expense related to the amortization of the debt discount.

On March 28, 2002, the Company sold common stock in a private placement transaction for $2.50 per share, which reduced the conversion price of the Debentures to $2.50 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the previously adjusted conversion price resulted in a beneficial conversion feature of $802,000, calculated in accordance with EITF 98-5 and EITF 00-27. The unamortized portion of the beneficial conversion feature, which is $128,543 at June 30, 2002, is reflected as debt discount on the balance sheet and is being amortized over the remaining life of the debentures. During the quarter and six months ended June 30, 2002, the Company recorded $653,065 and $673,455, respectively, in interest expense related to the amortization of the debt discount.

During the first quarter of 2002, holders of Debentures with a face value of $3,490,000 exercised their right to convert their Debentures into common stock of the Company at a conversion price of $3.00 per share. Accordingly, 1,163,325 shares of common stock were issued, and $3,839,886, including a pro rata portion of accreted maturity premium, net of a pro rata portion of deferred debt issue costs, was credited to common stock and additional paid in capital.

During the second quarter of 2002, holders of Debentures with a face value of $850,000 exercised their right to convert their Debentures into common stock of the Company at a conversion price of $2.50 per share. Accordingly, 340,000 shares of common stock were issued, and $944,020, including a pro rata portion of accreted maturity premium and net of a pro rata portion of deferred debt issue costs, was credited to common stock and additional paid in capital.

In July 2002, Debentures with a principal value of $150,000 were converted, based on a conversion price of $2.50 per share, into 60,000 shares of the Company’s common stock, which resulted in a reduction to stockholders’ deficit of $167,778, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs.

On July 24, 2002, the Company satisfied the remaining obligation of $3,458,490 for the outstanding Debentures, which includes accrued interest and a 12% maturity premium.

NOTE 7.    PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

Pursuant to an Asset Purchase and License Agreement (the “Purchase Agreement”) between Pavilion, Pegasus and KFx, dated July 31, 2001, certain assets and liabilities relating to the Pavilion Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, customer list, exclusive rights to license Pavilion’s software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion’s software being licensed. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. The Purchase Agreement initially provided for a base price of $9.5 million in cash, payable to Pavilion in installments through July 31, 2003, adjusted for the net of assets and liabilities assumed. Additionally, Pegasus was to initially pay Pavilion royalties of up to $5.5 million between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. During 2001, Pegasus made payments to Pavilion totaling $2,447,740 against the base purchase price. On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million on March 28, 2002 as the final base purchase price payment for the acquisition. This reduction resulted in a net purchase price adjustment, based upon the present value of the payments, of approximately $1.5 million, which was recorded as a reduction of goodwill as of December 31, 2001. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. As of June 30, 2002, the Company had incurred $238,000 in royalty obligations as a result of the sales of software licenses subsequent to the consummation of the acquisition, $132,000 of which were incurred during the six months ended June 30, 2002.

This acquisition expands the software product offerings, customer installed base, and technical expertise as well as effectively dismissing the Pavilion Lawsuit, which allows management to concentrate on the growth of Pegasus. The acquisition has been accounted for by the purchase method and the results of operations are included in the Company’s financial statements beginning in the third quarter of 2001. The assets acquired and liabilities assumed were recorded at estimated fair values. The allocation of the purchase price to net assets acquired, liabilities assumed and intangible assets was based on an independent valuation including the adjustment related to allocating a portion of the purchase price to the software license acquired as discussed in Note 1 above. The following summarizes the purchase price allocation:

(dollars in thousands):

Purchase price (including royalty obligations incurred)	$7,172
Fair value of identifiable intangible assets acquired	4,392
Deferred revenue	(269)

Excess cost over net assets acquired	3,049
Acquisition costs	269

Goodwill	$3,318

The purchase price was reduced by $79,987 during the six months ended June 30, 2002 based on the transaction costs incurred relating to the March 28, 2002 amendment to the Purchase Agreement. Goodwill recognized as a result of the transaction is attributable to Pegasus and all activity relating to the goodwill was assigned to the Pegasus segment.

The intangible assets acquired consist of the following:

June 30, 2002
Order backlog, 18 month useful life	$319,000
Customer lead list, 18 month useful life	117,000
Maintenance contract, 7 year useful life	990,000
License, 9.5 year useful life	2,966,000

Total	$4,392,000
Less accumulated amortization	(682,281)

Net book value	$3,709,719

        Amortization expense for the above intangible assets for the quarter and six months ended June 30, 2002 was $394,217 and $517,364, respectively. Estimated future amortization expense is as follows (including amortization expense charged through June 30, 2002):

For the year ended December 31, 2002	$889,517
For the year ended December 31, 2003	$477,861
For the year ended December 31, 2004	$453,639
For the year ended December 31, 2005	$453,639
For the year ended December 31, 2006	$453,639
Thereafter	$1,498,788

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

On April 30, 2002, the Company issued 2.4 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.7 million shares of KFx common stock, which resulted in cash proceeds to the Company of $6 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through April 30, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The sale of the common stock was to the same investment group that purchased the KFx common stock and warrants on March 28, 2002. The purchase was completed pursuant to an Addendum to the original Common Stock and Warrant Purchase Agreement (“Addendum”), on substantially equivalent terms.

The common stock issued in both of these investment transactions is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option became exercisable on July 24, 2002 when the Company satisfied its total obligation for the outstanding Debentures. At the time the investors notify KFx of their intent to exercise the put option, KFx must repurchase the common stock at a price of $2.50 per share plus accrued interest (“Redemption Value”) within 100 days of notification. Interest for purposes of redemption accrues at the rate of 9% per annum, beginning upon the original issuance date and ceases on the date the common stock is repurchased. If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option expires on December 23, 2002. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

As a result of the put option, the common stock issued to the investors through both transactions is classified as redeemable common stock in the mezzanine level of the consolidated balance sheet as of June 30, 2002, and is being accreted to its redemption value of $11,290,219, which includes 9% interest, through July 24, 2002, the date upon which the put option became exercisable. During the quarter and six months ended June 30, 2002, the Company recorded $6,848,276 and $6,961,591, respectively, in expense related to the accretion of the redeemable common stock to its redemption value.

In addition, the investors have the right to select two persons to serve on the board of directors of KFx and, upon election to the board, KFx has agreed to appoint these two persons to serve on the board’s executive committee. This agreement will remain in force until the investors hold less than 400,000 shares of KFx’s common stock. In accordance with the terms of the investment agreements, approximately $4.4 million of the proceeds was used to satisfy the outstanding amount due on the Pavilion Power Optimization Division acquisition obligation, approximately $3.8 million was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant and the remaining proceeds are to be used for general corporate purposes.

As part of these investment agreements the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. As a result of the Company’s registration statement not being declared effective by June 21, 2002, the Company is required to issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investor and an additional 10 percent for each 30-day period subsequent to June 21, 2002 for which the registration statement has not been declared effective. These new warrants will have the same terms and conditions as the original warrants issued to the investors. As of June 30, 2002, the Company is required to issue additional warrants to purchase 658,350 shares of common stock and these warrants have been recorded at their estimated fair value of $1,185,343 as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.5% and a dividend yield of zero.

As the registration statement had not been declared effective as of the date of this filing, the Company is required to issue warrants to purchase 960,135 shares of common stock in addition to the above warrants. These warrants will be recorded at their estimated fair value of approximately $1.6 million on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 3.9% and a dividend yield of zero.

In March 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on the application of Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” with Issue No. 00-7, “Application of Issue No. 96-13 to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur” (“EITF 00-7”). Equity derivatives that contain any provision that could require net cash settlement must be marked to fair value through earnings under EITF 00-7. The EITF reached a consensus on Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) in September 2000.

In accordance with EITF 00-19, as the Company is required to issue additional warrants in the event that the registration statement is not declared effective and, as there is no cap on the number of warrants that could be issued, the warrants relating to the March 28, 2002 investment have been recorded at their estimated fair value of $4,484,992 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5.7% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $432,655, net of related issuance costs of $82,353. The warrants relating to the April 30, 2002 investment have been recorded at their estimated fair value of $4,989,020 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5.0% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $991,564, net of related issuance costs of $19,416.

Since the registration statement for the warrants and redeemable common stock was not declared effective as of June 30, 2002, the warrants have been adjusted to their estimated fair value using a Black-Scholes option-pricing model. The warrants relating to the March 28, 2002 investment have been adjusted to their estimated fair value of $4,002,471. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 7.75 years, expected volatility of 67%, a risk free interest rate of 4.5% and a dividend yield of zero. The warrants relating to the April 30, 2002 investment have been adjusted to their estimated fair value of $4,809,478. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 7.84 years, expected volatility of 67%, a risk free interest rate of 4.5% and a dividend yield of zero. The $662,062 difference between the estimated fair value of the warrants at their issuance date and the fair value of the warrants at June 30, 2002 has been included in the ‘Other expense, net’ line of the consolidated statement of operations. Upon the registration statement being declared effective, all outstanding warrants will be reclassified to equity at their then current estimated fair value.

During 2001, the Company issued 141,450 shares of common stock, which is presented as redeemable common stock on the balance sheet at a redemption value of $424,350 as of June 30, 2002, to an investment banker in return for services rendered. The common stock is redeemable for cash at the option of the holder at the greater of $3.00 per share or the weighted-average fair market value of the Company’s common stock for the preceding fifteen days. The stock is only redeemable after the Company consummates a qualifying equity transaction, which occurred on March 28, 2002 (see above), and upon the retirement or conversion of all of the outstanding Debentures, which occurred on July 24, 2002.

NOTE 9.    OTHER EQUITY TRANSACTIONS

        In July 2001, the Company sold 1,000,000 shares of KFx common stock at a price of $3.65 per share and issued a warrant to purchase 500,000 shares of KFx common stock with an exercise price of $3.65 per share expiring three years from the date of issuance, to an institutional investor, resulting in proceeds to the Company of $3,650,000. In June 2002, the Company reduced the exercise price of the warrant to $3.00 per share and extended the exercise period of the warrant to five years from the original issuance date. As a result of the modification of the original terms of the warrant, the difference between the fair value of the modified warrant and the fair value of the warrant immediately prior to modification was estimated at $399,446 and is reflected in the Consolidated Statement of Operations as a “Deemed dividend attributable to warrant holder.” The fair value of the modified warrant was estimated at $805,316 using a Black-Scholes option-pricing model using a remaining expected life of 4.12 years, expected volatility of 78%, a risk free interest rate of 4% and a dividend yield of zero. The fair value of the warrant immediately prior to modification was estimated at $405,970 using a Black-Scholes option-pricing model using a remaining expected life of 2.12 years, expected volatility of 65%, a risk free interest rate of 3.2% and a dividend yield of zero.

In May 2002, the Company entered into an agreement to issue 100,000 shares of KFx common stock and issued a warrant to purchase 112,500 shares of KFx common stock with an exercise price of $2.75 per share expiring 8 years from the date of issuance, with Eastgate Management Corporation (“Eastgate”) in exchange for a $250,000 full recourse note, which is due on February 1, 2003. The fair value of the common stock on the date of the agreement was $270,000 and the warrant had an estimated fair value of $218,337. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.9% and a dividend yield of zero. In conjunction with the agreement for the sale of common stock and issuance of the warrant, the Company entered into an additional agreement with Eastgate to provide consulting services to the Company over a 10-month period ending February 2003 for $250,000. As a result of the fair value of the common stock and warrant being more determinable than the consulting services, the Company recorded the common stock and the warrant at their estimated fair value. The difference between the estimated fair value of the common stock and warrant, less the $250,000 note receivable, was recorded as deferred compensation for consulting services. The Company has the right to offset the note receivable with their obligation for consulting services, as the services are provided. The note receivable and deferred compensation for consulting services are reflected on the Company’s Consolidated Balance Sheet in the Stockholders’ Deficit section as “Note receivable and other”, as the amounts are the result of an equity issuance. The Company will amortize the original outstanding amount of the note and the deferred compensation for the consultant of $488,337 over the 10-month consulting services agreement. As of June 30, 2002, the Company had amortized $97,667 of the note receivable and the deferred compensation to the consultant to general and administrative expense.

Outstanding stock appreciation rights (“SARs”) previously granted to employees, directors and consultants became exercisable on July 24, 2002, upon the repayment of the Debentures by the Company. Since the conditions precedent to exercisability have been satisfied, the Company has recorded $2,056,523 as marketing, general and administrative expense for the SARs based upon the number of SARs exercisable at June 30, 2002, multiplied by the difference between the fair value of KFx common stock ($2.55 at June 30, 2002) and the exercise price of the respective SARs. Outstanding SARs will continue to be adjusted to their intrinsic value at each balance sheet date with changes in the total intrinsic value charged to marketing, general and administrative expense.

NOTE 10.    SEGMENT INFORMATION

KFx’s reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary (“Pegasus” segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries (“K-Fuel” segment). The accounting policies of these segments are the same as described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. In addition, the goodwill and intangibles and related amortization resulting from the acquisitions of Pegasus and Pavilion are included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based on its view of the potential for net income and operating cash flow. There are no intersegment revenues; however, KFx’s corporate office charges management and related fees to the Pegasus segment, based on actual costs and estimated time and other resources devoted to assist with and support the activities of Pegasus.

The following table presents information about revenues, net loss, cash used in operating activities, segment assets and certain other information used by KFx’s Chairman and CEO, its chief operating decision maker, as of June 30, 2002 and 2001 and for the three and six month periods then ended:

	Pegasus	K-Fuel	Reconciling Items (a)	Consolidated
Three Months Ended June 30, 2002
Operating Revenues	$1,252,924	$—	$—	$1,252,924
Net Loss	$(1,208,991)	$(89,937)	$(5,324,534)	$(6,623,462)
Cash Used in Operating Activities	$(834,115)	$(4,167)	$(721,002)	$(1,559,284)
Total Assets	$10,545,234	$2,288,583	$2,461,976	$15,295,793

June 30, 2001
Operating Revenues	$529,004	$—	$—	$529,004
Net Loss	$(941,583)	$(352,072)	$(1,709,840)	$(3,003,495)
Cash Provided by (Used in) Operating Activities	$(640,791)	$216,457	$(132,094)	$(556,428)
Total Assets	$3,522,496	$2,573,601	$1,610,697	$7,706,794

	Pegasus	K-Fuel	Reconciling Items (a)	Consolidated
Six Months Ended June 30, 2002
Operating Revenues	$2,503,885	$—	$—	$2,503,885
Net Loss	$(2,045,779)	$(184,140)	$(8,014,421)	$(10,244,340)
Cash Used in Operating Activities	$(1,512,609)	$(6,740)	$(1,494,076)	$(3,013,425)
Total Assets	$10,545,234	$2,288,583	$2,461,976	$15,295,793

June 30, 2001
Operating Revenues	$776,954	$—	$—	$776,954
Net Loss	$(1,959,832)	$(809,520)	$(3,050,864)	$(5,820,216)
Cash Provided by (Used in) Operating Activities	$(1,200,555)	$222,644	$(1,481,933)	$(2,459,844)
Total Assets	$3,522,496	$2,573,601	$1,610,697	$7,706,794

(a)	Consists primarily of KFx corporate office activities and consolidating entries.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

On November 4, 1999, Link Resources, Inc., a Georgia corporation, (“Link”) and its two shareholders, Linda E. Kobel (“Kobel”) and Gary A. Sanden (“Sanden”) filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleged that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint sought damages in excess of $5.3 million. This litigation was settled in February 2002 with the costs of the settlement borne by the Company’s insurance carrier.

The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company’s proprietary Series “C” K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through June 30, 2002 under these agreements.

The Company is contingently liable to the State of Wyoming for a 12% royalty on a license fee for patents and other intellectual properties sold and transferred by the Company to Kennecott Energy. This amount is only payable to the State of Wyoming if Kennecott Energy builds a K-Fuel commercial production facility in the United States.

In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman’s royalty is now 25% of the Company’s worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. Mr. Koppelman bequeathed 50% of his total royalties to Ted Venners, Chairman and CEO of the Company. The total amount paid under this agreement through June 30, 2002 was $250,000.

Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and certain other limitations. Through June 30, 2002, Pegasus has made no payments or accruals under this agreement.

Under terms of an amendment to the Purchase Agreement, Pegasus is contingently liable to Pavilion for $9 million in royalty payments based on all software licenses sold starting with the date of the agreement. These royalty payments are considered contingent purchase price and will be added to goodwill as such royalties become due. Since the date of the acquisition (July 31, 2001 through June 30, 2002), $238,000 in royalties was payable to Pavilion Technologies, which resulted in an increase to goodwill, under the amended Purchase Agreement.

NOTE 12.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized but is tested for impairment using a fair value methodology. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note 7. The remaining provisions of the Statement are effective beginning in the first six months of 2002. As of June 30, 2002, the net carrying value of the goodwill relating to KFx’s acquisition of Pegasus was $1,138,017. There has been no amortization expense recorded for this goodwill during 2002 and this goodwill will no longer be amortized.

Under FAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. The Company’s reporting units are the operating segments described in Note 10.

A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows.

The result of testing goodwill of the Pegasus reporting unit for impairment in accordance with FAS 142, as of January 1, 2002, was that the fair value of the goodwill exceeded its carrying value and thus no impairment charge recognition was necessary.

The as adjusted results of operations for the three and six months ended June 30, 2002 and 2001, assuming the adoption of FAS 142 as of January 1, 2001 are as follows:

	As Adjusted Results Three Months Ended June 30,
	2002	2001
	(in thousands, except per share amounts)
Net loss available to common stockholders, as reported	$(13,871)	$(3,003)
Adjustments for goodwill amortization	$—	$170

Adjusted net loss available to common stockholders	$(13,871)	$(2,833)

Adjusted net loss per common share (basic and diluted)	$(0.41)	$(0.11)

	As Adjusted Results Six Months Ended June 30,
	2002	2001
	(in thousands, except per share amounts)
Net loss available to common stockholders, as reported	$(17,605)	$(5,820)
Adjustments for goodwill amortization	$—	$340

Adjusted net loss available to common stockholders	$(17,605)	$(5,480)

Adjusted net loss per common share (basic and diluted)	$(0.55)	$(0.22)

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business” (“APB 30”). FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for all of the Company’s financial statements issued in 2002. The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002; we will adopt FAS 146 on January 1, 2003. The adoption of FAS 146 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 13.    SUBSEQUENT EVENTS

Sale of Redeemable Common Stock

On July 1, 2002, the Company issued 400,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 450,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $1 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through April 30, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The sale of the common stock was to the same investment group that purchased the KFx common stock and warrants on March 28 and April 30, 2002 for a total of $11 million. The purchase was completed pursuant to a Second Addendum to the original Common Stock and Warrant Purchase Agreement (“Second Addendum”), on substantially equivalent terms, including a put option on the common stock with the same terms. The warrants will be recorded at their estimated fair value of approximately $772,000 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.5% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction will be recorded as redeemable common stock of approximately $228,000. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet and will be accreted to its redemption value of approximately $1,006,000, which includes 9% interest, through July 24, 2002, the date upon which the put option first becomes exercisable.

On July 19, 2002, the Company issued 1,460,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 3,102,500 shares of KFx common stock, which resulted in cash proceeds to the Company of $3.65 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through April 30, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The sale of the common stock was to the same investment group that purchased the KFx common stock and warrants on March 28, April 30 and July 1, 2002 for a total of $12 million. The purchase was completed pursuant to a Third Addendum to the original Common Stock and Warrant Purchase Agreement (“Third Addendum”), on substantially equivalent terms, including a put option on the common stock with the same terms. As part of the transaction on July 19, 2002, the Company also issued warrants to purchase 4.8 million shares of KFx common stock to the investors in the March 28, April 30 and July 1, 2002 investment transactions. The estimated fair value of the warrants on the date of issuance was approximately $13.7 million. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.3% and a dividend yield of zero. As the estimated fair value of the warrants exceeded the proceeds by approximately $10.1 million, the proceeds received will be recorded as a liability for warrants until the registration statement has been declared effective. The amount by which the estimated fair value of the warrants exceeded the proceeds will be recorded as other expense on the Company’s consolidated statement of operations. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet and will be accreted to its redemption value of approximately $3.65 million, which includes 9% interest, through July 24, 2002, the date upon which the put option first becomes exercisable.

Pursuant to the Third Addendum, subject to the First Amended Limited Liability Agreement of K-Fuel LLC, dated as of June 29, 1999, between the Company and Kennecott Alternative Fuels, Inc. (“Kennecott Fuels”) (the “K-Fuel Agreement”), the Company agreed to grant a license, through K-Fuel LLC, or cause K-Fuel LLC to grant a license, to one or more of the investors (“Licensees”) (or their affiliates or one or more entities that are formed by one or more of the Holders) to develop future commercial projects, and grants to the Licensees the right to participate in any and all commercial projects in which the Company or its affiliates participate, in connection with the greater of the (a) construction of one or more commercial projects in the United States in which the aggregate production of K-Fuel Products per year from such commercial projects allocable to the Licensees based on the Licensees’ pro rata equity ownership interest in such commercial projects is not greater than fifty million tons and (b) construction of six commercial projects in the United States in which the Licensees (individually or as a group) take an equity interest. Such license will include any and all rights relating to such K-Fuel Technology, including all rights to market all K-Fuel Products (as defined in the K-Fuel Agreement) produced by the commercial project at market prices, to manage the commercial project for reasonable fees, and to supply coal and other related feedstock for any such commercial project. Notwithstanding the foregoing, Kennecott Fuels shall retain the right to market its share of K-Fuel Product produced by each commercial project in which Kennecott Fuels has at least a twenty percent equity interest. Licensee shall pay license fees and royalties in connection with such commercial projects at the lesser of the rate applicable to a non-Kennecott Fuels project under the K-Fuel Agreement or the lowest rate charged by the Company and K-Fuel LLC, in the aggregate, for a non-Kennecott Fuels project.

Also, pursuant to the Third Addendum, the Company granted, through K-Fuel LLC, or agrees to cause K-Fuel LLC to grant, to the investors an irrevocable, transferable, exclusive right and license, with the right to grant sublicenses, to develop commercial projects and otherwise provide, manufacture, use, employ, practice, distribute, reproduce, disseminate, make, have made, sell, offer to sell, have sold, research, design, develop, market or otherwise exploit any and all rights under the K-Fuel Technology, within India. The exclusive rights and licenses granted under this section shall expire on July 20, 2009 provided, however, that such rights and licenses shall be extended for successive seven year terms on the achievement of certain milestones to be negotiated in good faith by the Company and the investors.

The Third Addendum allows, at the option of the investors and anytime prior to July 31, 2003, on the same terms, the investors to have the right to purchase up to an additional $10 million of common stock and to receive an equivalent amount of warrants on a pro rata basis.

As part of the Second Addendum, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by August 30, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investors and an additional 10 percent for each 30-day period subsequent to August 30, 2002 for which the registration statement has not been declared effective. As part of the Third Addendum, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by August 30, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 5% of the warrants issued to the investors pursuant to the Third Addendum and an additional 5% for each 30-day period subsequent to August 30, 2002 for which the registration statement has not been declared effective. Until the registration statement for the warrants and redeemable common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to other expense. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value.

Pursuant to the Second Addendum, the proceeds of the July 1, 2002 investment were used to satisfy the outstanding obligation under short-term notes payable that were due on June 30, 2002. Pursuant to the Third Addendum, approximately $3.5 million of the proceeds of the July 19, 2002 investment were used to satisfy the entire outstanding obligation for repayment of the Debentures. The remaining proceeds are to be used for general corporate purposes.

Sale of Common Stock

On August 1, 2002, the Company issued 160,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 340,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $400,000. The warrants have an exercise price of $2.75 per share and expire 8 years from the date of issuance.

KFX INC.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based on our knowledge of facts as of the date of this quarterly report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties that may be outside of our control, including, but not limited to:

•	the ability of the Company to continue as a going concern;

•	adverse market and various other conditions that could impair the Company’s ability to obtain needed financing;

•	actions or the inaction of the Company’s strategic partners;

•	the breadth or degree of protection available to the Company’s intellectual property;

•	availability of key management and skilled personnel;

•	competition and technological developments by competitors;

•	lack of market interest in the Company’s existing products and any new products or services;

•	changes in environmental, electric utility and other governmental regulations;

•	unanticipated problems that could arise in research and development activities;

•	cost overruns, delays and other problems that may occur in developing, permitting, financing or constructing K-Fuel production facilities;

•	the availability of Section 29 or similar tax credits related to any future K-Fuel production facilities; and

•	domestic and international economic and political developments.

We use words like “believe,” “expect,” “anticipate,” “will,” “estimate,” “project,” “plan,” and similar expressions to help identify forward-looking statements in this quarterly report.

For additional factors that could affect the validity of our forward-looking statements, you should read “Risk Factors” contained in Part I, Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2001, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2001 and “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2001. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by the Company. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Although these financial statements fairly represent the financial condition of the Company as of June 30, 2002 and the results of operations and cash flows of the Company for the three and six month periods ended June 30, 2002, it should be noted that the Company is currently in discussions with the Securities and Exchange Commission (“SEC”) with regard to our accounting treatment for (a) the allocation of the purchase price of the Pavilion Power Optimization Division (see Note 7), (b) the sales of redeemable common stock (see Note 8), (c) the recognition of expense relating to outstanding stock appreciation rights (see Note 9), and (d) other transactions. These discussions may result in the SEC requiring the Company to amend or restate previously filed reports including the Form 10-K for the year ended December 31, 2001 and the Forms 10-Q for the quarters ended September 30, 2001 and March 31, 2002, as well as this Form 10-Q for the quarter ended June 30, 2002. Any required changes would affect the operating expenses, operating loss and net loss of the Company during the periods stated above. While the Company does not expect these changes to be material, there can be no assurance.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. KFx Inc. (“KFx” or the “Company”) has incurred net losses of approximately $15,177,000, $12,290,000 and $12,730,000 and negative cash flow from operations of approximately $6,738,000, $5,151,000 and $3,458,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and an additional net loss of $10,244,340 and negative cash flow from operations of $3,013,425 in the six months ended June 30, 2002 and had an accumulated deficit of approximately $96,513,000 as of June 30, 2002. These factors, coupled with the need for additional financing to fund operations and planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants, dated April 12, 2002, covering the Company’s consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph discussing this going concern uncertainty.

        In order to mitigate this uncertainty, the Company has successfully raised capital and intends to seek further capital through various means which may include the sale of all or a portion of its interest in Pegasus Technologies, Inc. (“Pegasus”), additional sales of debt or equity securities, a business combination or other means and to further reduce expenditures as necessary. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the second quarter of 2002 the Company re-evaluated its purchase price allocation related to the acquisition of the Pavilion Power Optimization Division in July 2001. The Company reclassified $2,679,807 of the purchase price allocation from goodwill to intangibles in order to assign a value to the license received from the Pavilion Power Optimization Division. The amount reclassified was net of $286,193 of amortization expense. The $286,193 of amortization expense includes $208,140 of amortization, which should have been recognized from August 2001 through March 2002. The impact of this amortization expense on the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002 and the year ended December 31, 2001 was not material. Amortization of the license of $78,053 related to the current quarter was also recorded. Future amortization of the license is anticipated to be $78,053 on a quarterly basis over the estimated life of the license of nine and one-half years.

OVERVIEW

A 16-month project of its K-Fuel LLC joint venture with Kennecott Energy culminated in the demonstration of an improved design for a K-Fuel plant that was announced in February 2001. K-Fuel LLC is conducting studies concerning appropriate means to further test the new process and design facilities for production.

On March 28, 2002, the Asset Purchase and License Agreement (“Purchase Agreement”) between Pavilion Technologies, Inc. (“Pavilion”), Pegasus and KFx was amended to decrease the total base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million on March 28, 2002 as the final base purchase price payment for the acquisition.

The renegotiation of the Purchase Agreement and subsequent payment of the remaining base purchase price was made possible by a private equity investment in KFx common stock on March 28, 2002. As a result of this investment, the Company issued 2 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.25 million shares of KFx common stock, which resulted in cash proceeds to the Company of $5 million. The common stock issued is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option became exercisable on July 24, 2002 when the Company satisfied its total obligation for the outstanding Debentures.If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option expires on December 23, 2002. As a result of the put option, the common stock issued to the investors is classified as redeemable common stock in the mezzanine level of the consolidated balance sheet as of June 30, 2002, and is being accreted to its redemption value of $5,154,110, which includes 9% interest, through July 31, 2002, the date upon which the put option was estimated to become exercisable. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

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

As part of the agreement the Company is required to register all of the shares issued in both transactions, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by June 21, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investors and an additional 10 percent for each 30-day period subsequent to June 21, 2002 for which the registration statement has not been declared effective. As the registration statement had not been declared effective as of the date of this filing and, based upon the number of warrants currently held by investors as of June 30, 2002, the Company is currently required to issue warrants to purchase 1,618,485 shares of KFx common stock to the investors.

On April 30, 2002, pursuant to the private placement agreement described above, a portion of the proceeds of this investment was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock for approximately $3.8 million.

On July 1, 2002, another private equity investment was made by the same investment group that purchased the KFx common stock and warrants on March 28 and April 30, 2002. As a result of this investment, the Company issued 400,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 450,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $1 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through July 1, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The purchase was completed pursuant to a Second Addendum to the original Common Stock and Warrant Purchase Agreement (“Second Addendum”), on substantially equivalent terms, including a put option on the common stock with the same terms. The warrants will be recorded at their estimated fair value of approximately $772,000 on the issuance date as a liability on the consolidated balance sheet. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet and will be accreted to its redemption value of approximately $1,006,000, which includes 9% interest, through July 24, 2002, the date upon which the put option became exercisable.

On July 19, 2002, another private equity investment was made by the same investment group that purchased the KFx common stock and warrants on March 28, April 30 and July 1, 2002. As a result of this investment, the Company issued 1,460,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 3,102,500 shares of KFx common stock, which resulted in cash proceeds to the Company of $3.65 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through July 19, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The purchase was completed pursuant to a Third Addendum to the original Common Stock and Warrant Purchase Agreement (“Third Addendum”), on substantially equivalent terms, including a put option on the common stock with the same terms. As part of the transaction on July 19, 2002, the Company also issued warrants to purchase 4.8 million shares of KFx common stock to the investors in the March 28, April 30 and July 1, 2002 investment transactions. The estimated fair value of the warrants on the date of issuance was approximately $13.7 million. As the estimated fair value of the warrants exceeded the proceeds by approximately $10.1 million, the proceeds received will be recorded as a liability for warrants until the registration statement has been declared effective. The amount by which the estimated fair value of the warrants exceeded the proceeds will be recorded as other expense on the Company’s consolidated statement of operations. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet and will be accreted to its redemption value of approximately $3.65 million, which includes 9% interest, through July 24, 2002, the date upon which the put option became exercisable.

As part of the Second Addendum, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by August 30, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investors and an additional 10 percent for each 30-day period subsequent to August 30, 2002 for which the registration statement has not been declared effective. As part of the Third Addendum, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by August 30, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 5% of the warrants issued to the investors pursuant to the Third Addendum and an additional 5% for each 30-day period subsequent to August 30, 2002 for which the registration statement has not been declared effective. Until the registration statement for the warrants and redeemable common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to other expense. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value.

Pursuant to the Second Addendum, the proceeds of the investment were used to satisfy the entire outstanding obligation under short-term notes payable that were due on June 30, 2002. Pursuant to the Third Addendum, approximately $3.5 million of the proceeds of the investment were used to satisfy the entire outstanding obligation for repayment of the Debentures. The remaining proceeds are to be used for general corporate purposes.

Pegasus’ firm backlog of software license and installation contracts as of June 30, 2002 was approximately $8,733,000, compared to approximately $8,200,000 at June 30, 2001, an increase of 6.5%.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001

Consolidated revenue for the second quarter of 2002 was $1,252,924, an increase of $723,920 (137%) compared to the second quarter of 2001. The increase is due entirely to an increase in Pegasus revenue resulting from a significant increase in the number of active installation projects for the current year that contributed approximately $882,000 to revenue ($451,229 of which was gained through the Pavilion Power acquisition), an increase of $29,372 in maintenance revenue, an increase in engineers hired to complete software installations and increased utilization of software installers. Due to the increase in the Pegasus backlog, mainly due to the Pavilion power optimization division acquisition, we expect the trend of increasing revenue to continue in future quarters.

Consolidated operating costs and expenses in the second quarter of 2002 increased as compared to the second quarter of 2001 by $3,122,960 (131%) due primarily to the net effect of (a) an increase in the marketing, general and administrative expense of $2,788,424 (257%) caused by the recognition of approximately $2,057,000 in expense for the stock appreciation rights, an increase in the sales staff and engineering installation staff at Pegasus, an increase in costs relating to international market expansion including consulting fees, offset by headcount reductions at the corporate level, (b) an increase of $518,787 (137%) in Pegasus’ cost of software licenses and services triggered by the increase in the number of software installation contracts, the increase in engineer headcount and increased utilization of these software installers, and (c) an increase of $7,286 (20%) in the costs at the K-Fuel demonstration plant due to an increase in research activities, offset by a decrease in Pegasus research and development expense of $67,703 (32%) which reflects reduced headcount in the research and development group and a decrease in hours spent on specific development projects and a decrease in depreciation and amortization expense of $123,834 (19%). The decrease in depreciation and amortization expense was due to (a) fully depreciating the demonstration plant and fully amortizing the demonstration module during 2001 with no depreciation recognized during 2002, (b) fully amortizing a majority of the Series A and Series B technology patents during 2001, and (c) per FAS 142, beginning after December 31, 2001, no amortization was recognized on the remaining goodwill balance of $1,138,018 related to the Company’s acquisition of Pegasus. In the second quarter of 2001, amortization of this goodwill balance totaled approximately $170,000.

The factors discussed above combined in the second quarter of 2002 to produce an operating loss of $4,246,040, which was $2,399,040 (130%) more than the second quarter of 2001. Pegasus’ portion of the operating loss for the second quarter of 2002 was $1,017,434, which was $223,588 (28%) higher than the second quarter of 2001. The increase can be attributed to costs associated with increased headcount of the sales and engineering staff, costs of international sales efforts and an increase in depreciation and amortization expense of $201,954 due to the cumulative adjustment to recognize $286,193 of amortization expense for the Pavilion license agreement offset by an increase in gross profit of $205,133 (137%) due mainly to an increase in the number of active installation projects and a decrease in research and development expense. The combined K-Fuel segment and corporate cost portion of the operating loss for the second quarter of 2002 was $3,228,606 compared to $1,053,154 in 2001 with the increase in operating loss due mainly to the recognition of approximately $2,057,000 in expense for the stock appreciation rights and consulting fees.

Non-operating items added $2,377,422 of net expense in the second quarter of 2002, compared to $1,156,495 in the second quarter of 2001, for an increase of $1,220,927 (106%). Interest expense increased $657,330 (57%) due to the recognition of $930,030 for the beneficial conversion charges relating to the reduction of the conversion price of the convertible debentures from $3.65 per share to $3.00 and again to $2.50 per share, amortization of debt discount and beneficial conversion charges related to the 2001 sales to third parties of Pegasus Preferred Stock and KFx’s related obligation to repurchase those shares, an increase of $219,217 due to the amortization of debt discount relating to the issuance of warrants for the Company’s common stock offset by a reduction in the interest expense relating to the outstanding Convertible Debentures of $191,350. Other expense increased $562,783 due to the recognition of the warrant penalty incurred as part of a private equity investments offset by the reduced value of the related warrants.

As a result of the above factors, the consolidated net loss of $6,623,462 for the second quarter of 2002 was $3,619,967 more than the net loss for the second quarter of 2001. Included in the second quarter 2002 and 2001 net losses were non-cash charges approximating $5,398,000 and $1,687,000, respectively.

Additionally, the Company recognized $6,848,276 of expense relating to the accretion of redeemable common stock to its redemption value and $399,446 of expense relating to a deemed dividend attributable to a warrant holder as a result of the reduction of the exercise price and an increase in the term of the outstanding warrant.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

Consolidated revenues in the first half of 2002 increased $1,726,931 (222%) compared to the first half of 2001. The increase is due entirely to an increase in Pegasus revenue resulting from the the addition of 24 projects to the percentage of completion calculation for the current year that contributed approximately $1,860,000 to revenue ($765,924 of which was gained through the Pavilion Power acquisition), an increase of $77,186 in maintenance revenue, an increase in engineers hired to complete software installations and increased utilization of software installers. Due to the increase in the Pegasus backlog, mainly due to the Pavilion power optimization division acquisition, we expect the trend of increasing revenue to continue in future quarters.

Consolidated operating costs and expenses in the first half of 2002 increased as compared to the first half of 2001 by $3,489,000 (75%) due primarily to the net effect of (a) an increase in the marketing, general and administrative expense of $3,000,829 (134%) caused by the recognition of approximately $2,057,000 in expense for the stock appreciation rights, an increase in the sales staff and engineering installation staff at Pegasus, an increase in costs relating to international market expansion including consulting fees, and an increase in consulting fees offset by headcount reductions at the corporate level, (b) an increase of $1,056,393 (174%) in Pegasus’ cost of software licenses and services triggered by the increase in the number of software installation contracts, the increase in engineer headcount and increase utilization of these software installers, and (c) an increase of $16,799 (19%) in the costs at the K-Fuel demonstration plant due to an increase in research activities, offset by a decrease in Pegasus research and development expense of $71,888 (20%) which reflects reduced headcount in the research and development group and a decrease in hours spent on specific development projects and a decrease in depreciation and amortization expense of $513,133 (37%). The decrease in depreciation and amortization expense was due to (a) fully depreciating the demonstration plant and fully amortizing the demonstration module during 2001 with no depreciation recognized during 2002, (b) fully amortizing a majority of the Series A and Series B technology patents during 2001, and (c) per FAS 142, beginning after December 31, 2001, no amortization was recognized on the remaining goodwill balance of $1,138,018 related to the Company’s acquisition of Pegasus offset by the cumulative adjustment to recognize $286,193 of amortization expense for the Pavilion License Agreement. In the first half of 2001, amortization of this goodwill balance totaled approximately $340,000.

The factors discussed above combined in the first half of 2002 to produce an operating loss of $5,653,142, which was $1,762,069 (45%) more than the first half of 2001. Pegasus’ portion of the operating loss for the first half of 2002 was $1,608,086, which was $163,505 (9%) less than the first half of 2001 resulting primarily from an increase of gross profit of $670,538 (399%) due mainly to an increase of installation projects and an increase in gross margin from 21.6% to 33.5%, and a decrease in research and development expense offset by costs associated with increased headcount of the sales and engineering staff and an increase in depreciation and amortization expense of $146,551 due to the full amortization of the Company’s tradeshow booth in 2001 and FAS 142 that eliminates the recognition of amortization expense relating to goodwill offset by the cumulative adjustment to recognize $286,193 of amortization expense for the Pavilion License Agreement. The improvement in margin is due to efficiencies achieved in the installation process, improved utilization of installation staff and the completion during 2001 of installation projects that had an unfavorable impact on margins because of problems or delays. The combined K-Fuel segment and corporate cost portion of the operating loss for the first half of 2002 was $4,045,056 compared to $2,119,482 in 2001 with the increase in operating loss due mainly to the recognition of approximately $2,057,000 in expense for the stock appreciation rights and consulting fees.

Non-operating items added $4,591,198 of net expense in the first half of 2002, compared to $1,929,143 in the first half of 2001, for an increase of $2,662,055 (138%). Interest expense increased $2,085,916 (110%) due to the recognition of $1,718,724 for the beneficial conversion charges relating to the reduction of the conversion price of the convertible debentures from $3.65 per share to $3.00 and again to $2.50 per share, an increase of $68,009 in the expense recognized for the accretion to maturity premium, amortization of debt discount and beneficial conversion charges related to the 2001 sales to third parties of Pegasus Preferred Stock and KFx’s related obligation to repurchase those shares, an increase of $425,912 due to the amortization of debt discount relating to the issuance of warrants for the Company’s common stock, $200,000 of additional interest relating to notes payable entered into in the first quarter of 2002 and interest expense relating to the Pavilion purchase obligation of $142,767 offset by a reduction in the interest expense relating to the outstanding Convertible Debentures of $360,700 and amortization of debt discount associated with a note payable to a director of approximately $109,000. Other expense increased $572,746 due to the recognition of the warrant penalty incurred as part of private equity investments offset by the reduced value of the related warrants.

As a result of the above factors, the consolidated net loss of $10,244,340 for the first half of 2002 was $4,424,124 more than the net loss for the first half of 2001. Included in the first half of 2002 and 2001 net losses were non-cash charges approximating $7,531,000 and $2,956,000, respectively.

Additionally, the Company recognized $6,961,591 of expense relating to the accretion of redeemable common stock to its redemption value and $399,446 of expense relating to a deemed dividend attributable to a warrant holder as a result of the reduction of the exercise price and an increase in the term of the outstanding warrant.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2002, the Company used $3,013,425 of cash for its operating activities, compared to $2,459,844 in the first half of 2001, an increase of $553,581 (23%). Included in the 2002 amount is $652,888 of interest payments ($331,728 by Pegasus and $321,161 by KFx), $1,180,881 for Pegasus’ operations, $1,179,655 of cash used by the K-Fuel segment and KFx’s corporate activities.

Sources of cash during the first six months of 2002 included the following:

•
In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement include a warrant, expiring three years after the date of issue, to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share.

•
In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements include warrants, expiring three years after the date of issue, to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share.

•
In March 2002, the Company issued 2 million shares of redeemable common stock at a price of $2.50 per share and warrants, expiring eight years after the date of issue, exercisable for 2.25 million shares of KFx common stock, at a price of $2.75 per share, subject to certain adjustments, to an institutional investor, resulting in net proceeds to the Company of $5 million.

•
In April 2002, the Company issued 2.4 million shares of redeemable common stock at a price of $2.50 per share and warrants, expiring eight years after the date of issue, exercisable for 2.7 million shares of KFx common stock, at a price of $2.75 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $6 million.

•	Pegasus issued $500,000 of Pegasus preferred stock to Kennecott Energy during the first three months of 2002.

Cash raised during the first six months of 2002 was used to fund current operations, to make the renegotiated final base purchase price payment for the acquisition of the Pavilion power optimization segment and to satisfy the Company’s obligations to repurchase the Pegasus preferred stock.

On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the total base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million during the six months ended June 30, 2002 as the final base purchase price payment for the acquisition. See Note 7 to the accompanying financial statements.

The Company has refocused its efforts to strengthen its balance sheet to position the Company to take advantage of the rapidly growing energy market opportunities. The Company is in discussions with industry and private investors for additional equity to fund the Company’s capital needs for the future. At this time, all discussions are preliminary; however, the Company intends to continue such discussions and negotiate definitive agreements only under acceptable terms.

The Company is continuing to work toward its goal of licensing a large commercial K-Fuel plant. Through June 30, 2002, there were no commitments to build a K-Fuel plant. Pursuant to the April 30, 2002 investment in KFx common stock, $450,000 of the proceeds of the investment shall be used to fund the development of the K-

Fuel demonstration plant. It is estimated that construction of a K-Fuel production facility will take approximately nine months, thus no royalty payment would begin until at least nine months after a license agreement is signed.

From time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short-term basis, will continue to be available if needed. Such short-term financing will not, however, cover the cash needs of the Company on an ongoing basis.

The Company will seek to meet its cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of August 12, 2002 approximated $1,069,000; (b) an additional discretionary investment by Kennecott of $500,000 during the year; (c) potential additional investment pursuant to the option in the Third Addendum to the Common Stock and Warrant Purchase Agreement dated July 19, 2002, whereby the investment group has an option to invest an additional $10 million in KFx common stock; (d) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry; (e) potential debt and/or equity offerings of the Company; (f) potential fees from licensing new K-Fuel facilities; (g) potential partners in connection with opportunities to expand the Company’s product and service offerings to the power industry; and (h) unsecured short-term borrowings for the Company and/or Pegasus from one or more of its directors and/or other parties. Efforts by the Company to raise additional funding may be hampered by the put option and additional financing restrictions as a result of the financing transactions that have occurred during 2002.

On July 1, 2002, another private equity investment was made by the same investment group that purchased the KFx common stock and warrants on March 28 and April 30, 2002. As a result of this investment, the Company issued 400,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 450,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $1 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through July 1, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The purchase was completed pursuant to a Second Addendum to the original Common Stock and Warrant Purchase Agreement (“Second Addendum”), on substantially equivalent terms, including a put option on the common stock with the same terms. The warrants will be recorded at their estimated fair value of approximately $772,000 on the issuance date as a liability on the consolidated balance sheet. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet and will be accreted to its redemption value of approximately $1,006,000, which includes 9% interest, through July 24, 2002, the date upon which the put option became exercisable.

On July 19, 2002, another private equity investment was made by the same investment group that purchased the KFx common stock and warrants on March 28, April 30 and July 1, 2002. As a result of this investment, the Company issued 1,460,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 3,102,500 shares of KFx common stock, which resulted in cash proceeds to the Company of $3.65 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through July 19, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. The purchase was completed pursuant to a Third Addendum to the original Common Stock and Warrant Purchase Agreement (“Third Addendum”), on substantially equivalent terms, including a put option on the common stock with the same terms. As part of the transaction on July 19, 2002, the Company also issued warrants to purchase 4.8 million shares of KFx common stock to the investors in the March 28, April 30 and July 1, 2002 investment transactions. The estimated fair value of the warrants on the date of issuance was approximately $13.7 million. As the estimated fair value of the warrants exceeded the proceeds by approximately $10.1 million, the proceeds received will be recorded as a liability for warrants until the registration statement has been declared effective. The amount by which the estimated fair value of the warrants exceeded the proceeds will be recorded as other expense on the Company’s consolidated statement of operations. As a result of the put option, the common stock issued to the investors will be classified as redeemable common stock in the mezzanine level of the consolidated balance sheet and will be accreted to its redemption value of approximately $3.65 million, which includes 9% interest, through July 24, 2002, the date upon which the put option became exercisable.

As part of the Second Addendum, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by August 30, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investors and an additional 10 percent for each 30-day period subsequent to August 30, 2002 for which the registration statement has not been declared effective. As part of the Third Addendum, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been declared effective by August 30, 2002, the Company shall issue additional warrants to purchase shares of common stock equal to 5% of the warrants issued to the investors pursuant to the Third Addendum and an additional 5% for each 30-day period subsequent to August 30, 2002 for which the registration statement has not been declared effective. Until the registration statement for the warrants and redeemable common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to other expense. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value.

The Third Addendum allows, at the option of the investors and anytime prior to July 31, 2003, on the same terms, the investors to have the right to purchase up to an additional $10 million of common stock and to receive an equivalent amount of warrants on a pro rata basis.

Pursuant to the Second Addendum, the proceeds of the investment were used to satisfy the entire outstanding obligation under short-term notes payable that were due on June 30, 2002. Pursuant to the Third Addendum, approximately $3.5 million of the proceeds of the investment were used to satisfy the entire outstanding obligation for repayment of the Debentures. The remaining proceeds are to be used for general corporate purposes.

Depending on the outcome of various uncertainties, including those discussed herein, the Company may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter the Company’s need for at least temporary financing. In addition, included in the agreements among KFx and the other shareholders of Pegasus are provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, limiting the payment of dividends by Pegasus, and precluding the Company from issuing, selling, transferring or pledging any of its interest in Pegasus and precluding Pegasus from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors (see Note 8).

There are no assurances that any of these potential funding sources will materialize and the Company does not currently have any commitments with respect to any such funding sources. If the overall outcome of the various uncertainties affecting the Company is not favorable, the Company may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to the Company, if available at all. If the Company requires additional financing and cannot obtain it when needed, the Company may default on payments when due. Should the Company not be successful in achieving one or more of the financing alternatives discussed above, the Company may not be able to continue as a going concern.

The Company’s common stock is listed on the American Stock Exchange (“Amex”) and to maintain the listing the Company must meet certain continued listing standards. Specifically, pursuant to Section 1003(a)(iii) of the Amex Company Guide, the Amex will consider delisting a company that has stockholders’ equity of less than $6 million if such company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. At June 30, 2002, the Company’s stockholders’ deficit was approximately $23 million and the Company has sustained net losses for five consecutive fiscal years. If stockholders’ equity is not increased to meet this continued listing standard, KFx common stock may be delisted. Although the Amex has accepted the Company’s plan to meet the continued listing requirements, there can be no assurance that the KFx common stock will remain listed on the Amex. If the KFx common stock were delisted from the Amex for any reason, it would reduce the Company’s liquidity and could seriously reduce the value of the KFx common stock, reduce the Company’s ability to raise additional financing, limit the use of equity instruments to satisfy outstanding obligations and limit the Company’s ability to attract qualified employees.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business” (“APB 30”). FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for all of the Company’s financial statements issued in 2002. The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002; we will adopt FAS 146 on January 1, 2003. The adoption of FAS 146 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates and commodity prices. The Company has only $450,000 of floating rate debt and does not expect to derive a material amount of its revenues from interest bearing securities. Currently the Company has no foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the Company’s products and services, since K-Fuel and Pegasus’ combustion optimization products have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company’s fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company’s business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities.

On March 28, 2002, the Company issued 2 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.25 million shares of KFx common stock, which resulted in cash proceeds to the Company of $5 million. On April 30, 2002, the Company issued 2.4 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 2.7 million shares of KFx common stock, which resulted in cash proceeds to the Company of $6 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through April 30, 2003, in the event that the Company issues options, warrants or other securities convertible to KFx common stock at a price of less than $2.75 per share. As part of these agreements the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement continues to not be declared effective, the Company shall issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants currently held by the investor for each 30-day period for which the registration statement has not been declared effective. These new warrants will have the same terms and conditions as the original warrants issued to the investors. In accordance with EITF 00-19, as the Company is required to issue additional warrants in the event that the registration statement is not declared effective and, as there is no cap on the number of warrants that could be issued, the warrants have been recorded at their estimated fair value of $10,383,134 on June 30, 2002 as a liability on the consolidated balance sheet. Also, as clarified in EITF 00-19, the warrants are considered a derivative instrument as defined in SFAS 133. Until the registration statement is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to interest expense.

We prepared a sensitivity analysis of our exposure to fluctuations in our stock price to assess the impact of a hypothetical change in the price of our stock. Based on the results of this analysis, we estimate that a hypothetical 10% increase in the price of our stock from the June 30, 2002 stock price could have an impact of approximately $1,100,000 on our results of operations. This risk could have a material effect on our results of operations and financial condition until the registration statement is declared effective.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On November 4, 1999, Link Resources, Inc., a Georgia corporation, (“Link”) and its two shareholders, Linda E. Kobel (“Kobel”) and Gary A. Sanden (“Sanden”) filed a complaint against the Company in US District Court for the District of Colorado. The complaint alleged that KFx, Link, Kobel and Sanden had entered into an agreement requiring KFx to acquire Link and that KFx breached such agreement. The complaint sought damages in excess of $5.3 million. This litigation was settled in February 2002 with the costs of the settlement borne by the Company’s insurance carrier.

Item 2.     Changes in Securities and Use of Proceeds

During the three months ended June 30, 2002, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act:

Purchaser / Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received
John Venners	June 25, 2002	N/A	Common Stock	20,000	Professional services valued at $50,000
Thomas Dean	June 25, 2002	N/A	Common Stock	5,000	Professional services valued at $12,500
Eastgate Management Corporation	May 1, 2002	Exercisable at $2.75 per share, subject to certain adjustments. Expires eight years after the date of issue	Warrant exercisable for Common Stock	112,500	$250,000 Promissory Note

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 14, 2002 for the principal purposes of (a) electing three directors to the Board of Directors; (b) ratifying and approving the Company’s 2002 Stock Incentive Plan; and (c) approving PricewaterhouseCoopers LLP as the Company’s independent accountant for the year ending December 31, 2002.

The following votes were cast by stockholders with respect to the election of directors named in the Company’s Proxy Statement, dated April 29, 2002, for the Annual Meeting:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
Jack C. Pester	26,490,533	2,000	34,600
James S. Pignatelli	26,490,633	1,900	34,600
Theodore Venners	26,455,723	36,810	34,600

The following votes were cast by stockholders with respect to the approval and ratification of the Company’s 2002 Stock Incentive Plan:

	Shares Voted For	Shares Voted Against	Shares Abstained	Broker Non-votes
2002 Stock Incentive Plan	15,766,186	1,029,202	37,985	9,693,760

The following votes were cast by stockholders with respect to the approval of PricewaterhouseCoopers LLP as the Company’s independent accountant for the year ending December 31, 2002:

	Shares Voted For	Shares Voted Against	Shares Abstained
PricewaterhouseCoopers LLP	26,410,798	50,000	66,335

Item 6.     Exhibits and Reports on Form 8-K

(A)  Exhibits

Exhibit Number	Description
10.1*	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Current Report on Form 8-K dated April 30, 2002 and incorporated herein by reference.

(B)  Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed Current Reports on Form 8-K on May 7, May 20, June 18, June 18 and June 19, 2002, under Item 5, Other Events. During the quarter ended June 30, 2002, the Company filed Current Reports on Form 8-K on May 3, May 18 and June 18, 2002, under Item 7, Financial Statements Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

By:	/s/ PATRICK S. FLAHERTY
Patrick S. Flaherty Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 19, 2002