Form 10-Q
period 2002-09-30
KFX INC
filed 2002-11-19
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

On November 12, 2002 there were 38,360,879 shares of the Registrant’s common stock, $.001 par value, outstanding.

KFX INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

SIGNATURES	34

KFX INC.
CONSOLIDATED BALANCE SHEETS

	UNAUDITED SEPTEMBER 30, 2002	DECEMBER 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$2,760,134	$604,252
Trade accounts receivable	309,600	738,442
Unbilled revenue	1,190,458	359,079
Other receivables	99,484	93,522
Prepaid expenses	164,126	253,983
Debt issue costs, net of accumulated amortization	—	145,954
Deferred job costs	296,706	352,714

Total current assets	4,820,508	2,547,946
Property, plant and equipment, net of accumulated depreciation	297,722	309,510
Patents, net of accumulated amortization	1,689,423	1,712,095
Investment in K-Fuel, LLC	350,900	351,454
Goodwill, net of accumulated amortization	4,728,368	7,370,355
Intangibles, net of accumulated amortization	3,523,643	1,261,083
Debt issue costs, net of accumulated amortization	76,890	108,503
Prepaid royalty	498,000	498,000
Other assets	273,283	157,857

TOTAL ASSETS	$16,258,737	$14,316,803

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,135,483	$2,312,526
Accrued expenses	1,048,638	579,892
Interest payable	140,359	472,049
Deferred revenue	1,845,530	1,028,750
Deferred income	98,629	152,684
Short-term notes payable to directors	450,000	450,000
Obligations to repurchase Pegasus preferred stock, net	—	2,508,788
Convertible debentures, net	—	7,195,326
Current maturities of long-term debt	315,000	5,250,329

Total current liabilities	6,033,639	19,950,344
Deferred revenue, less current portion	425,132	423,673
Convertible long - term debt, less current maturities	1,953,526	2,957,005
Long - term debt, less current maturities	100,000	130,000

Total liabilities	8,512,297	23,461,022

Commitments and Contingencies (Note 11)
Minority interest	5,444,894	4,534,045

Redeemable common stock, 6,760,000 and 141,450 shares issued and outstanding	17,456,139	424,350

Stockholders’ deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 80,000,000 shares authorized; and 31,600,879 and 28,956,104 shares issued and outstanding	31,600	28,956
Note receivable and other	(243,362)	—
Additional paid-in capital	91,914,257	72,136,810
Accumulated deficit	(106,857,088)	(86,268,380)

Total stockholders’ deficit	(15,154,593)	(14,102,614)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$16,258,737	$14,316,803

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED THREE MONTHS ENDED SEPTEMBER 30,

	2002	2001

OPERATING REVENUES
Pegasus software licenses and services	$1,206,542	$1,106,530

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	782,593	551,063
Marketing, general and administrative expenses	1,185,195	2,211,805
Pegasus software research and development	129,799	159,111
K-Fuel demonstration plant and laboratory	44,808	81,467
Depreciation and amortization	282,972	651,483

Total operating costs and expenses	2,425,367	3,654,929

OPERATING LOSS	(1,218,825)	(2,548,399)

Other expense, net	(8,674,409)	(7,680)
Interest expense	(451,120)	(1,138,758)
Equity in (loss) income of unconsolidated affiliates	(14)	1,303

NET LOSS	(10,344,368)	(3,693,534)

Accretion of redeemable common stock	(8,842,011)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(19,186,379)	$(3,693,534)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.52)	$(0.14)

Weighted-average common shares outstanding	37,247,000	26,552,000

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

OPERATING REVENUES
Pegasus software licenses and services	$3,710,427	$1,883,484

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	2,447,750	1,159,827
Marketing, general and administrative expenses	6,425,464	4,451,245
Pegasus software research and development	410,768	511,968
K-Fuel demonstration plant and laboratory	151,385	171,245
Depreciation and amortization	1,147,027	2,028,671

Total operating costs and expenses	10,582,394	8,322,956

OPERATING LOSS	(6,871,967)	(6,439,472)

Other expense, net	(9,285,078)	(45,603)
Interest expense	(4,431,265)	(3,032,987)
Equity in (loss) income of unconsolidated affiliates	(398)	4,312

NET LOSS	(20,588,708)	(9,513,750)

Deemed dividend attributable to warrant holder	(399,446)	—
Accretion of redeemable common stock	(15,803,602)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(36,791,756)	$(9,513,750)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(1.09)	$(0.37)

Weighted-average common shares outstanding	33,891,000	25,746,000

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	UNAUDITED NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(20,588,708)	$(9,513,750)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	1,147,027	2,028,671
Equity in loss (income) of unconsolidated affiliates	398	(4,312)
Amortization of debt discount	3,231,069	1,236,217
Accretion of maturity premiums	454,034	756,047
Common stock and warrants issued for services	1,173,377	313,136
Stock appreciation rights	1,167,084	—
Warrants issued with redeemable common stock	9,141,429	—
Minority interest preferred dividends	160,849	111,287
Other non-cash activity	(164,110)	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, unbilled revenue and deferred job costs	(352,492)	(508,787)
Prepaid and other assets	(90,805)	(53,282)
Deferred revenue	818,239	604,178
Accounts payable and accrued expenses	(100,436)	79,955
Interest payable	(331,689)	(191,537)

Cash used in operating activities	(4,334,734)	(5,142,177)

INVESTING ACTIVITIES
Purchases of property and equipment	(114,315)	(82,619)
Patent acquisition and pending patent applications	(60,429)	(68,313)
Cash paid on obligation for acquisition of business	(4,804,192)	(2,008,789)
Investments in equity based investees	(53,899)	—

Cash used in investing activities	(5,032,835)	(2,159,721)

FINANCING ACTIVITIES
Issuance of redeemable common stock and warrants, net	16,751,849	—
Issuance of common stock and warrants, net	1,400,000	3,500,000
Issuance of preferred stock in subsidiary	750,000	750,000
Proceeds from sale of Pegasus preferred stock	—	1,972,331
Proceeds from short-term notes payable	1,000,000	—
Proceeds from short-term note payable to director	—	300,000
Proceeds from convertible long-term borrowing	—	3,500,000
Repayment of convertible debentures	(3,371,200)	—
Repurchase of Pegasus preferred stock	(3,846,049)	—
Repayment of short-term notes payable to directors	—	(600,000)
Payments on notes payable	(1,161,149)	(748,466)

Cash provided by financing activities	11,523,451	8,673,865

Increase in cash and cash equivalents	2,155,882	1,371,967
Cash and cash equivalents, beginning of period	604,252	348,955

Cash and cash equivalents, end of period	$2,760,134	$1,720,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$870,751	$1,260,151

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Nine Months Ended September 30, 2002:

Convertible Debentures with a principal value of $3,490,000 were converted, based on a conversion price of $3.00 per share, into 1,163,325 shares of KFx Inc. (“KFx” or the “Company”) common stock, which resulted in a reduction to stockholders’ deficit of $3,839,886, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs. Convertible Debentures with a principal value of $1,000,000 were converted, based on a conversion price of $2.50 per share, into 400,000 shares of the Company’s common stock, which resulted in a reduction to stockholders’ deficit of $1,111,798, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 6).

During the first quarter of 2002, the Company sold common stock in a private placement transaction, which reduced the conversion price of the Convertible Debentures to $2.50 per share. The reduction of the conversion price resulted in a beneficial conversion feature charge of $802,000, which was recorded as debt discount and a reduction to stockholders’ deficit. The debt discount was being amortized to interest expense over the remaining life of the Convertible Debentures (see Note 6).

Due to the conversion and repayment of all of the Convertible Debentures during the third quarter of 2002, the conversion price of the convertible long-term debt was reset to $2.75 per share. The reduction of the conversion price resulted in a beneficial conversion feature charge of $1,098,381, which was recorded as a debt discount and a reduction to stockholders’ deficit. The debt discount is being amortized to interest expense over the estimated remaining term of the convertible debt (see Note 5).

The Company issued warrants to purchase 500,000 shares of KFx common stock in conjunction with the notes payable issued during the first quarter of 2002, resulting in debt discount of $446,265, which was amortized to interest expense through the maturity of the notes on June 30, 2002.

The Company issued warrants to purchase approximately 16,223,000 shares of KFx common stock in conjunction with private placements of the Company’s common stock during the first nine months, resulting in accretion expense of $15,803,602 (see Note 8) and other expense of $9,141,429.

During the third quarter of 2002, the Company applied $164,110 of invoices for products and services to the outstanding convertible long-term debt (See Note 5).

KFx issued 280,000 shares of the Company’s common stock with a fair value of $679,200, of which 30,000 of these shares were issued to a related party of the Chairman and CEO, in exchange for consulting services during the nine months. Accordingly, $629,200 was charged to general and administrative expense and $50,000 reduced a liability outstanding at December 31, 2001.

Nine Months Ended September 30, 2001:

In connection with the sales of Pegasus preferred stock, subject to KFx’s obligation to repurchase, a debt discount of $1,780,256 was recorded, which was amortized to interest expense over the one-year term of the repurchase obligation.

On March 3, 2001, Kennecott Energy’s put option relative to its Pegasus common stock expired; accordingly, the $1,000,000 sales price has been included in minority interest as of September 30, 2001.

Convertible Debentures with a principal value of $1,400,000 were converted, under the stated terms of $3.65 per share, into 383,561 shares of the Company’s common stock, which resulted in an addition to stockholders’ equity of $1,362,980, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs.

Warrants to purchase 285,000 shares of Pegasus common stock were issued in the second quarter of 2001, resulting in debt discount of $102,348, which was recognized as interest expense on the issuance date.

During the third quarter of 2001, the Company issued a warrant in conjunction with a loan agreement to purchase 200,000 shares of KFx common stock, resulting in a debt discount of $369,190 and interest expense of $22,802.

The Company issued 194,500 shares of common stock with a fair value of $423,784, of which 70,000 of these shares were issued a related party of the Chairman and CEO, in exchange for consulting services during the nine months. Accordingly, $313,136 was charged to general and administrative expense and $110,648 reduced a liability outstanding at December 31, 2000.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K/A. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results of operations expected for the year ended December 31, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management has made significant estimates with respect to the realizability of the Company’s property, plant and equipment, patents, equity investments, and prepaid royalty. Actual results could differ from these estimates, making it possible that a change in the estimates could occur in the near term.

         The consolidated financial statements at September 30, 2002 and for the three and nine-month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2001 financial statements to conform to the current year presentation.

         In the second quarter of 2002 the Company f its purchase price allocation related to the acquisition of the Pavilion Power Optimization Division in July 2001. The Company reclassified $2,679,807 of the purchase price allocation from goodwill to intangibles in order to assign a value to the license received from the Pavilion Power Optimization Division. The amount reclassified was net of $286,193 of amortization expense. The $286,193 of amortization expense included $208,140 of amortization, which should have been recognized from August 2001 through March 2002. The impact of this amortization expense on the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002 and the year ended December 31, 2001 was not material. Amortization of the license of $78,053 related to the second quarter was also recorded. Future amortization of the license is anticipated to be $78,053 on a quarterly basis over the estimated life of the license of nine and one-half years.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $15,177,000, $12,290,000 and $12,730,000 and negative cash flow from operations of approximately $6,738,000, $5,151,000 and $3,458,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and an additional net loss of $20,588,708 and negative cash flow from operations of $4,334,734 in the nine months ended September 30, 2002 and had an accumulated deficit of approximately $106,857,000 as of September 30, 2002. These factors, coupled with the need for additional financing to fund operations and planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants, dated April 12, 2002, covering the Company’s consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph discussing this going concern uncertainty.

         In order to mitigate this uncertainty, the Company intends to seek further capital through various means which may include the sale of all or a portion of its interest in Pegasus, additional sales of debt or equity securities, a business combination or other means and to further reduce expenditures as necessary. In the event that the Company does not meet certain continued listing standards of the American Stock Exchange, the Company's stock may be delisted, which would impair KFx's ability to sell additional shares, settle obligations with equity instruments and raise capital. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Net loss per common share for the three and nine month periods ended September 30, 2002 and 2001 are based on the weighted-average number of shares of common stock outstanding during the period, which excludes approximately 24,019,000 and 14,186,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company’s net loss would be anti-dilutive.

NOTE 2.	ISSUANCES AND SALES OF PEGASUS PREFERRED STOCK

         On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx (“Pegasus Common Stock”), to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock (“Pegasus Preferred Stock”) equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier. Through September 30, 2002, Kennecott Energy has purchased $3,250,000 of additional Pegasus Preferred Stock, $750,000 of which was purchased during the nine months ended September 30, 2002. The entire Kennecott Energy investment in Pegasus is included in minority interest as of September 30, 2002.

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

         In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of KFx common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of the Company’s Debentures. Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments were classified as debt. Accordingly, the Company estimated the fair value of the related warrants and recorded an aggregate debt discount of $1,179,037. The Company calculated the debt discount amount based upon an allocation of the initial sales proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility ranging from 73% to 76%, a risk free interest rate ranging from 4.1% to 5.0%, and an expected dividend yield of zero. In addition, the difference between the effective conversion price of the preferred stock and the fair value of KFx’s common stock on the respective dates of the transactions resulted in a beneficial conversion feature in an aggregate amount of 1,351,217, which was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27,

“Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). During the quarter and nine months ended September 30, 2002, the Company recorded $-0- and $624,006, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature. During the quarter and nine months ended September 30, 2002, the Company recorded $-0- and $399,822, respectively, in interest expense related to the accretion of these instruments to their respective redemption values. As a result of the repayment of the obligation to repurchase the preferred stock as noted above, there will be no further accretion of the instruments. In addition, as a result of the repurchase, prior to the maturity date, of the obligation to repurchase preferred stock sold in November 2001, the Company recorded the intrinsic value of the beneficial conversion feature of $313,433 into additional paid in capital. The intrinsic value of the beneficial conversion feature was calculated on the date the debt was extinguished in compliance with EITF 98-5 and EITF 00-27.

         At September 30, 2002, as a result of the additional investments by Kennecott Energy in Pegasus Preferred Stock and KFx’s repurchase of its Pegasus Preferred Stock, the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx—66.5%, Pegasus founders—14.2% and Kennecott Energy—19.3%.

NOTE 3.	NOTES PAYABLE TO DIRECTORS

         During 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company’s Chairman and CEO bearing interest at the prime rate plus 2% (6.75% at September 30, 2002), due on demand. The terms of the agreement included a warrant to purchase 285,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 73%, a risk free interest rate of 4.65% and a dividend yield of zero. At September 30, 2002, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

         During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates. Under a $400,000 note, which bears interest at the prime rate plus 2% (6.75% at September 30, 2002) and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was issued to purchase 350,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $213,500 as debt discount, which was amortized to interest expense over the initial six-month term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero. The warrant expires in July 2003. At September 30, 2002, the warrant was outstanding and fully exercisable. An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2% (6.75% at September 30, 2002), is due on demand, and is personally guaranteed by KFx’s Chairman. At September 30, 2002, the unpaid balance of the three unsecured notes was $300,000.

NOTE 4.	NOTES PAYABLE

         In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement included a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $223,817, which was amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero. On July 1, 2002, a cash payment of $523,561 was made to pay the entire obligation due on this note. At September 30, 2002, the warrant was outstanding and fully exercisable.

         In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements included warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $222,448, which was amortized to interest expense over the term of the notes. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero. On July 1, 2002, a cash payment of $518,850 was made to pay the entire obligation due on this note. At September 30, 2002, the warrant was outstanding and fully exercisable.

NOTE 5.	CONVERTIBLE LONG-TERM DEBT

         On July 25, 2001, Cinergy Corporation (“Cinergy”) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001. The advance bears interest at 7% per annum, payable monthly. Per the terms of the agreement, Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The conversion price of the advance into KFx common stock was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6). The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share. The exercise price of the warrant was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6). The Company estimated the fair value of the warrant and recorded a debt discount of $389,290, which is being amortized to interest expense over the estimated three-year term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 86%, a risk free interest rate of 4.3% and a dividend yield of zero. During the quarter ended September 30, 2002, Cinergy applied $164,110 of Pegasus invoices against the outstanding balance of the advance. At September 30, 2002, $3,335,890 was outstanding, the unamortized portion of the debt discount was $236,405 and the warrant was outstanding and fully exercisable.

         In addition, the difference between the effective conversion price of the note into KFx common stock and the fair value of KFx’s common stock on date of issuance of the note resulted in a beneficial conversion feature in an amount of $245,455, which was calculated in accordance with EITF 98-5 and EITF 00-27. Due to the conversion and repayment of all of the Company’s outstanding Debentures (see Note 6), the conversion price on the advance was reset to $2.75 per share on July 24, 2002 and, as a result, the Company recorded an additional beneficial conversion feature charge of $1,098,381, which was calculated in accordance with EITF 98-5 and EITF 00-27 and will be amortized to interest expense over the estimated remaining term of the advance. The unamortized portion of the beneficial conversion features, which was $1,145,958 at September 30, 2002, is reflected as additional debt discount in the balance sheet. During the quarter and nine months ended September 30, 2002, the Company recorded $154,568 and $259,013, respectively, in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion features.

         In relation to the above transaction, the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company’s common stock at an exercise price of $3.00 per share, expiring 5 years from the date of grant. The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note. The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04% and a dividend yield of zero. During the quarter and nine months ended September 30, 2002, the Company recorded $10,654 and $31,613, respectively, in amortization expense related to the debt issue costs.

NOTE 6.	CONVERTIBLE DEBENTURES

         On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price of the Debentures to $3.00 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company’s common stock on the original issuance date of the Debentures resulted in a beneficial conversion feature of approximately $2,283,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During the quarter and nine months ended September 30, 2002, the Company recorded $54,516 and $1,099,785, respectively, in interest expense related to the amortization of the debt discount.

         On March 28, 2002, the Company sold common stock in a private placement transaction for $2.50 per share, which reduced the conversion price of the Debentures to $2.50 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the previously adjusted conversion price resulted in a beneficial conversion feature of $802,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During the quarter and nine months ended September 30, 2002, the Company recorded $128,545 and $802,000, respectively, in interest expense related to the amortization of the debt discount.

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

         During the second quarter of 2002, holders of Debentures with a face value of $850,000 exercised their right to convert their Debentures into common stock of the Company at a conversion price of $2.50 per share. Accordingly, 340,000 shares of common stock were issued, and $944,020, including a pro rata portion of accreted maturity premium, net of a pro rata portion of deferred debt issue costs, was credited to common stock and additional paid in capital.

         During the third quarter of 2002, holders of Debentures with a face value of $150,000 exercised their right to convert their Debentures into common stock of the Company at a conversion price of $2.50 per share. Accordingly, 60,000 shares of common stock were issued, and $167,778, including a pro rata portion of accreted maturity premium, net of a pro rata portion of deferred debt issue costs, was credited to common stock and additional paid in capital.

         On July 24, 2002, the Company satisfied the remaining obligation of $3,458,992 for the outstanding Debentures, which included accrued interest and a 12% maturity premium.

NOTE 7.	PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

         Pursuant to an Asset Purchase and License Agreement (the “Purchase Agreement”) between Pavilion, Pegasus and KFx, dated July 31, 2001, certain assets and liabilities relating to the Pavilion Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, customer list, exclusive rights to license Pavilion’s software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion’s software being licensed. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. The Purchase Agreement initially provided for a base price of $9.5 million in cash, payable to Pavilion in installments through July 31, 2003, adjusted for the net of assets and liabilities assumed. Additionally, Pegasus was to initially pay Pavilion royalties of up to $5.5 million between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. During 2001, Pegasus made payments to Pavilion totaling $2,447,740 against the base purchase price. On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million on March 28, 2002 as the final base purchase price payment for the acquisition. This reduction resulted in a net purchase price adjustment, based upon the present value of the payments, of approximately $1.5 million, which was recorded as a reduction of goodwill as of December 31, 2001. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. As of September 30, 2002, the Company had incurred a total of $510,000 in royalty obligations as a result of the sales of software licenses subsequent to the consummation of the acquisition, $404,000 of which were incurred during the nine months ended September 30, 2002.

         This acquisition expands the Pegasus software product offerings, customer installed base, and technical expertise as well as effectively dismissing the Pavilion Lawsuit, which allows management to concentrate on the growth of Pegasus. The acquisition has been accounted for by the purchase method and the results of operations are included in the Company’s financial statements beginning in the third quarter of 2001. The assets acquired and liabilities assumed were recorded at their estimated fair values. The allocation of the purchase price to net assets acquired, liabilities assumed and intangible assets was based on an independent valuation of those assets as follows:

(dollars in thousands):

Purchase price (including royalty obligations incurred)	$7,444
Fair value of identifiable intangible assets acquired	4,392
Deferred revenue	(269)

Excess cost over net assets acquired	3,321
Acquisition costs	269

Goodwill	$3,590

         The purchase price was reduced by $79,987, during the nine months ended September 30, 2002, based on the transaction costs incurred relating to the March 28, 2002 amendment to the Purchase Agreement. Goodwill recognized as a result of the transaction is attributable to Pegasus and all activity relating to the goodwill was assigned to the Pegasus segment.

         The intangible assets acquired consist of the following as of September 30, 2002:

(dollars in thousands):

Order backlog, 18 month useful life	$319,000
Customer lead list, 18 month useful life	117,000
Maintenance contract, 7 year useful life	990,000
License, 9.5 year useful life	2,966,000

Total	4,392,000
Less accumulated amortization	(868,357)

Net book value	$3,523,643

         Amortization expense for the above intangible assets for the quarter and nine months ended September 30, 2002 was $186,076 and $703,440, respectively. Estimated future amortization expense is as follows (including amortization expense charged through September 30, 2002):

For the year ended December 31, 2002	$889,517
For the year ended December 31, 2003	477,861
For the year ended December 31, 2004	453,639
For the year ended December 31, 2005	453,639
For the year ended December 31, 2006	453,639
Thereafter	1,498,788

NOTE 8. REDEEMABLE COMMON STOCK

       During the period from March 28, 2002 through August 21, 2002, the Company entered into five separate transactions with a group of investors whereby the Company issued 6.76 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 9.565 million shares of KFx common stock, resulting in cash proceeds to the Company of $16.9 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through the one-year anniversary of each investment, in the event the Company issues options, warrants or other securities convertible into KFx common stock at a price of less than $2.75 per share. These five separate transactions are detailed as follows:

Transaction Date	Shares of KFx Common Stock Issued	Number of Warrants Granted	Cash Proceeds Received

March 28, 2002	2,000,000	2,250,000	$5,000,000
April 30, 2002	2,400,000	2,700,000	$6,000,000
July 1, 2002	400,000	450,000	$1,000,000
July 19, 2002	1,460,000	3,102,500	$3,650,000
August 21, 2002	500,000	1,062,500	$1,250,000

Total	6,760,000	9,565,000	$16,900,000

       The common stock issued in each of these investment transactions is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option became exercisable on July 24, 2002 when the Company satisfied its total obligation for the outstanding Debentures. At the time the investors notify KFx of their intent to exercise the put option, KFx must repurchase the common stock at a price of $2.50 per share plus accrued interest (“Redemption Value”) within 100 days of notification. Interest for purposes of redemption accrues at the rate of 9% per annum, beginning upon the original issuance date and ceases on the date the common stock is repurchased. If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option expires on December 23, 2002. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

       As a result of the put option, the common stock issued to the investors through all of the transactions is classified as redeemable common stock in the mezzanine level of the consolidated balance sheet as of September 30, 2002, and was accreted to its earliest redemption value on its earliest redemption date, which was July 24, 2002. The redeemable common stock is continuing to accrete at a 9% interest rate to its expiration redemption value of $17,806,177, through December 23, 2002, the date upon which the put option expires. During the quarter and nine months ended September 30, 2002, the Company recorded $8,842,011 and $15,803,602, respectively, in expense related to the accretion of the redeemable common stock to its redemption value. At December 23, 2002, upon the expiration of the put option, the total redemption value of the redeemable common stock will be reclassified to equity.

       As part of the investment agreements, the Company was required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. As a result of the Company’s registration statement not being declared effective by June 21, 2002, the Company was required to issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants then held by the investors and an additional 10 percent for each 30-day period subsequent to June 21, 2002 for which the registration statement had not been declared effective. These new warrants were to have the same terms and conditions as the original warrants issued to the investors. As the registration statement was not declared effective until August 30, 2002, the Company was required to issue additional warrants to purchase 1,858,065 shares of common stock and these warrants were initially recorded at their estimated fair value of $2,797,738 as a liability on the consolidated balance sheet with a corresponding charge of $2,797,738 recorded as other expense on the consolidated statement of operations. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 66%, a risk free interest rate of 3.8% and a dividend yield of zero.

Upon the registration statement being declared effective, the total estimated fair value of these warrants of $2,797,738 was reclassified to equity. In September 2002, the investors agreed to waive their rights to receive these additional warrants, thus the warrants were not issued. However, the $2,797,738 charge that was initially recorded as other expense was not reversed.

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

        In accordance with EITF 00-19, as the Company was required to issue additional warrants in the event that the registration statement was not declared effective and, as there was no cap on the number of warrants that could be issued, the warrants relating to the March 28, 2002 investment were initially recorded at their estimated fair value of $4,484,992 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5.7% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $432,655, net of related issuance costs of $82,353. The warrants relating to the April 30, 2002 investment were initially recorded at their estimated fair value of $4,989,020 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5.0% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $991,564, net of related issuance costs of $19,416. The warrants relating to the July 1, 2002 investment were initially recorded at their estimated fair value of $771,682 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.5% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $228,318. As part of the transaction on July 19, 2002, the Company also issued warrants to purchase 10.2 million shares of KFx common stock in exchange for the investors surrendering the warrants previously issued to purchase 5.4 million shares of KFx common stock through the March 28, April 30 and July 1, 2002 investment transactions, resulting in the issuance of warrants for an additional 4,800,000 shares of KFx common stock. The estimated fair value of the warrants on the date of issuance was $13,744,874. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.3% and a dividend yield of zero. As the estimated fair value of the warrants exceeded the $3,650,000 in proceeds received on July 19, 2002 by $10,094,874, the proceeds received were initially recorded as a liability for warrants until the registration statement was declared effective. The $10,094,874 amount by which the estimated fair value of the warrants exceeded the proceeds was recorded as other expense on the Company’s consolidated statement of operations during the third quarter of 2002. The warrants relating to the August 21, 2002 investment had an estimated fair value of $1,729,221 on the date of issuance. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 66%, a risk free interest rate of 3.9% and a dividend yield of zero. As the estimated fair value of the warrants exceeded the proceeds by $479,221, the proceeds received were initially recorded as a liability for warrants until the registration statement was declared effective. The $479,221 amount by which the estimated fair value of the warrants exceeded the proceeds was recorded as other expense on the Company’s consolidated statement of operations during the third quarter of 2002.

        The registration statement for all of the shares issued pursuant to all of the investment agreements described above was declared effective on August 30, 2002 and all of the warrants were adjusted to their estimated fair value at that date. The warrants relating to the March 28, 2002 investment were adjusted to their estimated fair value of $3,339,142. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.58 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero. The warrants relating to the April 30, 2002 investment were adjusted to their estimated fair value of $4,015,840. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.67 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero. The warrants relating to the July 1, 2002 investment were adjusted to their estimated fair value of $674,120. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.84 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero. The warrants relating to the July 19, 2002 investment were adjusted to their estimated fair value of $11,860,905. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.89 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero.

The warrants relating to the August 21, 2002 investment were adjusted to their estimated fair value of $1,599,378. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.98 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero. The $4,230,405 difference between the estimated fair value of the warrants at June 30, 2002 or their issuance date, if later, and the fair value of the warrants at August 30, 2002 was included in the ‘Other expense, net’ line of the consolidated statement of operations. At August 30, 2002, upon the registration statement being declared effective, the total estimated fair value of $21,489,385 was reclassified to equity.

        Pursuant to the July 19, 2002 investment agreement, subject to the First Amended Limited Liability Agreement of K-Fuel LLC, dated as of June 29, 1999, between the Company and Kennecott Alternative Fuels, Inc. (“Kennecott Fuels”) , the Company agreed to grant a license, through K-Fuel LLC, to one or more of the investors (“Licensees”) to develop future commercial projects, or participate in the Company’s commercial projects. This right is limited to the greater of commercial projects with an annual output capacity of 50 million tons of K-Fuel or six commercial projects in the United States. Notwithstanding the foregoing, Kennecott Fuels shall retain the right to market its share of K-Fuel produced by each commercial project in which Kennecott Fuels has at least a twenty percent equity interest. The license fees and royalties to be charged to the Licensees will not exceed the lowest rates in any license for a non-Kennecott Fuels project.

        Also, pursuant to the July 19, 2002 investment agreement, the Company granted, through K-Fuel LLC, to the Licensees, exclusive right and license, to develop commercial projects and otherwise have any and all rights under the K-Fuel Technology, within India. These exclusive rights and licenses shall expire on July 20, 2009, but shall be extended for successive seven-year terms on the achievement of certain milestones to be negotiated in good faith by the Company and the Licensees.

        In addition, pursuant to the July 19, 2002 investment agreement, the investors have the right to select two persons to serve on the board of directors of KFx and, upon election to the board, KFx has agreed to appoint these two persons to serve on the board’s executive committee. As of September 30, 2002, one person had been selected by the investors to serve as a director. This agreement will remain in force until the investors hold less than 400,000 shares of KFx’s common stock. In accordance with the terms of the investment agreements, approximately $4.4 million of the proceeds was used to satisfy the outstanding amount due on the Pavilion Power Optimization Division acquisition obligation, approximately $3.8 million of the proceeds was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant, $1 million of the proceeds was used to satisfy the outstanding obligation under short-term notes payable that were due on June 30, 2002, approximately $3.5 million of the proceeds was used to satisfy the entire outstanding obligation for repayment of the Debentures and the remaining proceeds are to be used for general corporate purposes.

       During 2001, the Company issued 141,450 shares of common stock, which was previously presented as redeemable common stock on the balance sheet at a redemption value of $424,350 as of June 30, 2002, to an investment banker in return for services rendered. The common stock was redeemable for cash at the option of the holder at the greater of $3.00 per share or the weighted-average fair market value of the Company’s common stock for the preceding fifteen days. The stock was only redeemable after the Company consummated a qualifying equity transaction, which occurred on March 28, 2002 (see above). On September 5, 2002, the holder of the stock waived its put option relating to this stock and the redemption value of the common stock was reclassified to equity. Pursuant to the waiver agreement, the Company issued a warrant for 180,000 shares of KFx common stock. The warrant is exercisable at $2.75 per share and expires 5 years from the date of grant. The Company estimated the fair value of the warrant and recorded $183,965 as marketing, general and administrative expense on the issuance date. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 73%, a risk free interest rate of 2.9% and a dividend yield of zero.

NOTE 9. OTHER EQUITY TRANSACTIONS

         In July 2001, the Company sold 1,000,000 shares of KFx common stock at a price of $3.65 per share and issued a warrant to purchase 500,000 shares of KFx common stock with an exercise price of $3.65 per share expiring three years from the date of issuance, to an institutional investor, resulting in proceeds to the Company of $3,650,000. In June 2002, the Company reduced the exercise price of the warrant to $3.00 per share and extended the exercise period of the warrant by an additional two years from the original issuance date. As a result of the modification of the terms of the warrant, the difference between the fair value of the modified warrant and the fair value of the warrant immediately prior to modification was estimated at $399,446 and is reflected in the Consolidated Statement of Operations as a “Deemed dividend attributable to warrant holder.” The fair value of the modified warrant was estimated at $805,316 using a Black-Scholes option-pricing model using a remaining expected life of 4.12 years, expected volatility of 78%, a risk free interest rate of 4% and a dividend yield of zero. The fair value of the warrant immediately prior to modification was estimated at $405,870 using a Black-Scholes option-pricing model using a remaining expected life of 2.12 years, expected volatility of 65%, a risk free interest rate of 3.2% and a dividend yield of zero.

         In May 2002, the Company entered into an agreement to issue 100,000 shares of KFx common stock and issued a warrant to purchase 112,500 shares of KFx common stock with an exercise price of $2.75 per share expiring 8 years from the date of issuance, with Eastgate Management Corporation (“Eastgate”) in exchange for a $250,000 full recourse note, which is due on February 1, 2003. The fair value of the common stock on the date of the agreement was $270,000 and the warrant had an estimated fair value of $218,337. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.9% and a dividend yield of zero. In conjunction with the agreement for the sale of common stock and issuance of the warrant, the Company entered into an additional agreement with Eastgate to provide consulting services to the Company over a 10-month period ending February 2003 for $250,000. As a result of the fair value of the common stock and warrant being more determinable than the consulting services, the Company recorded the common stock and the warrant at their estimated fair value. The difference between the estimated fair value of the common stock and warrant, less the $250,000 note receivable, was recorded to deferred compensation for consulting services. The Company has the right to offset the note receivable with their obligation for consulting services, as the services are provided. The note receivable and deferred compensation for consulting services are reflected on the Company’s Consolidated Balance Sheet in the Stockholders’ Deficit section as “Note receivable and other”, as the amounts are the result of an equity issuance.

The Company is amortizing the original outstanding amount of the note and the deferred compensation for the consultant of $488,337 over the 10-month consulting services agreement. As of September 30, 2002, the Company had amortized $244,975 of the note receivable and the deferred compensation to the consultant to general and administrative expense.

         Outstanding stock appreciation rights (“SARs”) previously granted to employees, directors and consultants became exercisable on July 24, 2002, upon the repayment of the Debentures by the Company. Since the conditions precedent to exercisability were satisfied, the Company recorded $2,056,523 as marketing, general and administrative expense for the SARs based upon the number of SARs exercisable at June 30, 2002, multiplied by the difference between the fair value of KFx common stock ($2.55 at June 30, 2002) and the exercise price of the respective SARs. During the quarter ended September 30, 2002, SARs for 245,000 shares of KFx common stock were exercised. These SARs were adjusted to their intrinsic value on the date of exercise, resulting in a decrease of $29,400 in marketing, general and administrative expense. At September 30, 2002, the remaining outstanding SARs were adjusted to their intrinsic value of $1,167,084, based on the fair value of KFx common stock ($2.00 at September 30, 2002), resulting in a decrease of $860,039 in marketing, general and administrative expense. Outstanding SARs will continue to be adjusted to their intrinsic value at each balance sheet date with changes in the intrinsic value charged to marketing, general and administrative expense.

         In August 2002, the Company issued 160,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 340,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $400,000. The warrants have an exercise price of $2.75 per share and expire 8 years from the date of issuance.

         In September 2002, the Company issued 400,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 850,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $1,000,000. The warrants have an exercise price of $2.75 per share and expire 5 years from the date of issuance.

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

         The following table presents information about revenues, net loss, cash used in operating activities, segment assets and certain other information used by KFx’s Chairman and CEO, its chief operating decision maker, as of September 30, 2002 and 2001 and for the three and nine month periods then ended:

THREE MONTHS ENDED September 30, 2002	PEGASUS	K-FUEL	RECONCILING ITEMS (a)	CONSOLIDATED

Operating Revenues	$1,206,542	$—	$—	$1,206,542

Net Loss	$(860,408)	$(102,777)	$(9,381,183)	$(10,344,368)

Cash Provided by (Used in) Operating Activities	$(411,139)	$79,484	$(989,654)	$(1,321,309)

Total Assets	$10,487,842	$2,280,593	$3,490,302	$16,258,737

September 30, 2001
Operating Revenues	$1,106,530	$—	$—	$1,106,530

Net Loss	$(961,956)	$(341,166)	$(2,390,412)	$(3,693,534)

Cash Provided by (Used in) Operating Activities	$(533,764)	$35,281	$(2,183,850)	$(2,682,333)

Total Assets	$12,493,368	$2,344,118	$2,391,551	$17,229,037

NINE MONTHS ENDED September 30, 2002	PEGASUS	K-FUEL	RECONCILING ITEMS (a)	CONSOLIDATED

Operating Revenues	$3,710,427	$—	$—	$3,710,427

Net Loss	$(2,906,187)	$(286,917)	$(17,395,604)	$(20,588,708)

Cash Provided by (Used in) Operating Activities	$(1,923,748)	$72,744	$(2,483,730)	$(4,334,734)

Total Assets	$10,487,842	$2,280,593	$3,490,302	$16,258,737

September 30, 2001
Operating Revenues	$1,883,484	$—	$—	$1,883,484

Net Loss	$(2,921,788)	$(1,150,686)	$(5,441,276)	$(9,513,750)

Cash Provided by (Used in) Operating Activities	$(1,734,319)	$257,925	$(3,665,783)	$(5,142,177)

Total Assets	$12,493,368	$2,344,118	$2,391,551	$17,229,037

(a)	Consists primarily of KFx corporate office activities and consolidating entries.

NOTE 11. COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company’s proprietary Series “C” K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through September 30, 2002 under these agreements.

         The Company is contingently liable to the State of Wyoming for a 12% royalty on a license fee for patents and other intellectual properties sold and transferred by the Company to Kennecott Energy. This amount is only payable to the State of Wyoming if Kennecott Energy builds a K-Fuel commercial production facility in the United States.

         In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman’s royalty is now 25% of the Company’s worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. Mr. Koppelman bequeathed 50% of his total royalties to Ted Venners, Chairman and CEO of the Company. The total amount paid under this agreement through September 30, 2002 was $275,000, which includes a $25,000 payment made during the quarter ended September 30, 2002, as a result of the sale of a $100,000 K-Fuel license during the quarter.

         Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale of its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and certain other limitations. Through September 30, 2002, Pegasus has made no payments or accruals under this agreement.

         Under terms of an amendment to the Purchase Agreement, Pegasus is contingently liable to Pavilion for $9 million in royalty payments based on all software licenses sold starting with the date of the agreement. These royalty payments are considered contingent purchase price and will be added to goodwill as such royalties become due. Through September 30, 2002, $510,000 in royalties was payable, and added to goodwill, under the amended Purchase Agreement.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based on certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized but is tested for impairment using a fair value methodology. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001, including the acquisition of certain assets of Pavilion, see Note 7. The remaining provisions of the Statement are effective beginning in the first six months of 2002. As of September 30, 2002, the net carrying value of the goodwill relating to KFx’s acquisition of Pegasus was $1,138,017. There has been no amortization expense recorded for this goodwill during 2002 and this goodwill will no longer be amortized.

         Under FAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. The Company’s reporting units are the operating segments described in Note 10. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. The result of testing goodwill of the Pegasus reporting unit for impairment in accordance with FAS 142, as of January 1, 2002, was that the fair value of the goodwill exceeded its carrying value and thus no impairment charge was necessary.

         The as adjusted results of operations for the three and nine months ended September 30, 2002 and 2001, assuming the adoption of FAS 142 as of January 1, 2001 are as follows:

(in thousands, except per share amounts)	As Adjusted Results Three Months Ended September 30,

	2002	2001

Net loss available to common stockholders, as reported	$(19,186)	$(3,694)
Adjustments for goodwill amortization	$—	$170

Adjusted net loss available to common stockholders	$(19,186)	$(3,524)

Adjusted net loss per common share (basic and diluted)	$(0.52)	$(0.13)

(in thousands, except per share amounts)	As Adjusted Results Nine Months Ended September 30,

	2002	2001

Net loss available to common stockholders, as reported	$(36,792)	$(9,514)
Adjustments for goodwill amortization	$—	$510

Adjusted net loss available to common stockholders	$(36,792)	$(9,004)

Adjusted net loss per common share (basic and diluted)	$(1.09)	$(0.35)

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations ( Reporting the Effects of Disposal of a Division of a Business” (“APB 30”). FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for all of the Company’s financial statements issued in 2002. The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002; the Company will adopt FAS 146 on January 1, 2003. The adoption of FAS 146 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 13. SUBSEQUENT EVENTS

Sale of Common Stock

Subsequent to September 30, 2002, the Company issued 520,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 1,105,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $1.3 million. The warrants have an exercise price of $2.75 per share and expire 5 years from the date of issuance.

KFX INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based on our knowledge of facts as of the date of this quarterly report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties that may be outside of our control, including, but not limited to:

•	the ability of the Company to continue as a going concern;

•	adverse market and various other conditions that could impair the Company’s ability to obtain needed financing;

•	actions or the inaction of the Company’s strategic partners;

•	the breadth or degree of protection available to the Company’s intellectual property;

•	availability of key management and skilled personnel;

•	competition and technological developments by competitors;

•	lack of market interest in the Company’s existing products and any new products or services;

•	the concentration of a significant portion of Pegasus revenue with two customers;

•	changes in environmental, electric utility and other governmental regulations;

•	unanticipated problems that could arise in research and development activities;

•	cost overruns, delays and other problems that may occur in developing, permitting, financing or constructing K-Fuel production facilities;

•	the availability of Section 29 or similar tax credits related to any future K-Fuel production facilities;

•	domestic and international economic and political developments; and

•	the potential for the delisting of the Company’s common stock by the American Stock Exchange.

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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $15,177,000, $12,290,000 and $12,730,000 and negative cash flow from operations of approximately $6,738,000, $5,151,000 and $3,458,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and an additional net loss of $20,588,708 and negative cash flow from operations of $4,334,734 in the nine months ended September 30, 2002 and had an accumulated deficit of approximately $106,857,000 as of September 30, 2002. These factors, coupled with the need for additional financing to fund operations and planned growth in the business, raise substantial doubt about whether the Company can continue as a going concern. The Report of Independent Accountants, dated April 12, 2002, covering the Company’s consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph discussing this going concern uncertainty.

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

         In the second quarter of 2002 the Company re-evaluated its purchase price allocation related to the acquisition of the Pavilion Power Optimization Division in July 2001. The Company reclassified $2,679,807 of the purchase price allocation from goodwill to intangibles in order to assign a value to the license received from the Pavilion Power Optimization Division. The amount reclassified was net of $286,193 of amortization expense. The $286,193 of amortization expense includes $208,140 of amortization, which should have been recognized from August 2001 through March 2002. The impact of this amortization expense on the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002 and the year ended December 31, 2001 was not material. Amortization of the license of $78,053 related to the second quarter was also recorded. Future amortization of the license is anticipated to be $78,053 on a quarterly basis over the estimated life of the license of nine and one-half years.

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

         During the period from March 28, 2002 through August 21, 2002, the Company entered into five separate transactions with a group of investors whereby the Company issued 6.76 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 9.565 million shares of KFx common stock, resulting in cash proceeds to the Company of $16.9 million. The warrants have an exercise price of $2.75 per share, and are subject to adjustment through the one-year anniversary of each investment, in the event the Company issues options, warrants or other securities convertible into KFx common stock at a price of less than $2.75 per share. These five separate transactions are detailed as follows:

Transaction Date	Shares of KFx Common Stock Issued	Number of Warrants Granted	Cash Proceeds Received

March 28, 2002	2,000,000	2,250,000	$5,000,000
April 30, 2002	2,400,000	2,700,000	$6,000,000
July 1, 2002	400,000	450,000	$1,000,000
July 19, 2002	1,460,000	3,102,500	$3,650,000
August 21, 2002	500,000	1,062,500	$1,250,000

Total	6,760,000	9,565,000	$16,900,000

         The common stock issued in each of these investment transactions is subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option became exercisable on July 24, 2002 when the Company satisfied its total obligation for the outstanding Debentures. If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option expires on December 23, 2002. Until the put option expires, the Company is precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus is precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

         As a result of the put option, the common stock issued to the investors through all of the transactions is classified as redeemable common stock in the mezzanine level of the consolidated balance sheet as of September 30, 2002, and was accreted to its earliest redemption value on its earliest redemption date, which was July 24, 2002. The redeemable common stock is to accrete at a 9% interest rate to its expiration redemption value of $17,806,177, through December 23, 2002, the date upon which the put option expires.

         As part of the investment agreements, the Company was required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. As a result of the Company’s registration statement not being declared effective on June 21, 2002, the Company was required to issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants then held by the investors and an additional 10 percent for each 30-day period subsequent to June 21, 2002 for which the registration statement had not been declared effective. These new warrants were to have the same terms and conditions as the original warrants issued to the investors. At August 30, 2002, the Company was required to issue additional warrants to purchase 1,858,065 shares of common stock to the investors. In September 2002, the investors agreed to waive their rights to receive these additional warrants, thus the warrants were not issued.

         In accordance with the terms of the investment agreements, approximately $4.4 million of the proceeds was used to satisfy the outstanding amount due on the Pavilion Power Optimization Division acquisition obligation, approximately $3.8 million of the proceeds was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant, $1 million of the proceeds was used to satisfy the outstanding obligation under short-term notes payable that were due on June 30, 2002, approximately $3.5 million of the proceeds was used to satisfy the entire outstanding obligation for repayment of the Debentures and the remaining proceeds are to be used for general corporate purposes.

         Pegasus’ firm backlog of software license and installation contracts as of September 30, 2002 was approximately $8,139,000, compared to approximately $8,734,000 at September 30, 2001, a decrease of 6.8%.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

         Consolidated revenue for the third quarter of 2002 was $1,206,542, an increase of $100,012 (9%) compared to the third quarter of 2001 due to an increase of $100,012 in Pegasus revenues. The increase in Pegasus revenue resulted primarily from a significant increase in the number of active installation projects for the current year offset by the recognition in September 2001 of a $300,000 one-time exclusivity fee for the China market.

         Third quarter consolidated gross profit decreased $131,518 (24%) and gross margin decreased to 35.1% as compared to 50.2% in the prior year. The decrease as compared to the prior year was due primarily to the net effect of a reduction in gross profit generated from the NeuSIGHT product of $139,902, a decrease of $300,000 in gross profit from the one-time exclusivity fee for the China market received in 2001 and an increase of $291,395 in gross profit generated from the Perfecter product.

         Third quarter consolidated operating costs and expenses decreased as compared to the prior year by $1,229,562 (34%) primarily due to the net effect of (a) an increase of $231,530 (42%) in cost of software licenses and services triggered by the increase in the number of software installation contracts and increased utilization of software installers, (b) a decrease in marketing, general and administrative expense of $1,026,610 (46%) primarily due to approximately $889,000 in income relating to the revaluation of the outstanding SARs at the end of the current quarter and the recognition of approximately $762,000 in 2001 relating to the final payment of the Chairman’s note to the State of Wyoming, offset by an increase in professional fees in 2002 of approximately $263,000 primarily for consulting fees related to KFx equity financing and the effect of headcount increases on the sales and installation engineering staffs at Pegasus, (c) a decrease in Pegasus research and development expense of $29,312 (18%) which reflects reduced headcount resulting in a decrease in hours charged to specific R&D projects, and (d) a decrease in depreciation and amortization expense of $368,511 (57%) due to (a) fully depreciating the demonstration plant and fully amortizing the demonstration module during 2001, (b) fully amortizing a majority of the Series A and Series B technology patents during 2001, and (c) per FAS 142, beginning after December 31, 2001, no longer amortizing the remaining goodwill balance of $1,138,018 related to the Company’s acquisition of Pegasus. Prior year quarter to date amortization of this goodwill balance totaled approximately $170,000.

         The factors discussed above combined in the third quarter of 2002 to produce an operating loss of $1,218,825, which was $1,329,574 (52%) less than the third quarter of 2001. Pegasus’ portion of the quarter to date operating loss for 2002 was $658,197, which was $81,619 (12%) less than 2001. The decrease in the Pegasus operating loss can be attributed to a decrease in professional, legal, and KFx management fees of $241,414 and a decrease in research and development expense of $29,312, offset by a decrease in gross profit of $131,520 (24%) due primarily to a $300,000 decrease in gross profit from the one-time exclusivity fee for the China market received in the prior year and costs associated with increased headcount of the sales staff and engineering installation staff. The combined K-Fuel segment and corporate cost portion of the third quarter operating loss for 2002 was $560,628 compared to $1,808,583 in 2001 with the decrease in operating loss due primarily to the net effect of approximately $889,000 in income relating to the revaluation of the outstanding SARs at the end of the current quarter, the recognition in 2001 of approximately $762,000 relating to the final payment of the Chairman’s note to the State of Wyoming and an increase in professional fees of approximately $369,000.

         Third quarter non-operating items added $9,125,543 of net expense in 2002, compared to $1,145,135 in 2001, an increase of $7,980,408. Interest expense decreased $687,638 (60%) due to the decrease in interest expense resulting from the amortization of debt discount relating to the issuance of warrants for the Company’s common stock of $293,984, $195,053 recorded in 2001 for accretion of the premium for the Pegasus preferred stock repurchase obligations, $156,025 recorded in 2001 for interest on the Pavilion purchase obligation and a reduction of $225,558 in interest relating to the 6% convertible debentures. These decreases were offset by an addition to interest expense of $183,061 for the beneficial conversion charges relating to the reduction of the conversion price of the convertible debentures from $3.65 per share to $3.00 per share and again to $2.50 per share. Other expense increased $8,666,729 due primarily to recognition of $10,574,000 of expense relating to the grant of the warrants pursuant to the July 19, 2002 and August 21, 2002 private equity investment by the Westcliff investment group and approximately $1,806,000 of penalty warrants through August 30, 2002, offset by $3,762,000 in income resulting from the revaluation of the warrants at August 30, 2002.

         As a result of the above factors, the third quarter consolidated net loss for 2002 of $10,344,368 was $6,650,834 more than the prior year. Included in the third quarter 2002 and 2001 net losses were non-cash charges approximating $8,944,000 and $1,486,000, respectively.

         Additional non-cash expense of $8,842,011 was recognized during the quarter to accrete the redeemable common stock held by the Westcliff investment group, pursuant to the put option, to its redemption value. This non-cash expense increased the net loss available to common shareholders to $19,186,379 ($.52 per share).

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

         Consolidated revenue of $3,710,427 for the first nine months of 2002 was an increase of $1,826,943 (97%) compared to the first nine months of 2001 due to an increase of $1,826,943 in Pegasus revenues. The increase in Pegasus revenue resulted primarily from a significant increase in the number of active installation projects for the current year offset by the recognition in September 2001 of a $300,000 one-time exclusivity fee for the China market.

         Consolidated gross profit for the nine months ended September 30, 2002 increased $539,020 (74%) and gross margin decreased to 34.0% as compared to 38.4% in the prior year. This increase in consolidated gross profit was due primarily to the net effect of the $751,319 of gross profit generated from the Perfecter product and an increase in gross profit generated from the NeuSIGHT product of $121,732 offset by a decrease of $300,000 in gross profit from the one-time exclusivity fee for the China market received in 2001.

         Consolidated operating costs and expenses in the first nine months of 2002 increased $2,259,438 (27%) as compared to the first nine months of 2001 due primarily to the net effect of (a) an increase of $1,287,923 (111%) in Pegasus’ cost of software licenses and services triggered by the increase in the number of software installation contracts and increased utilization of software installers, (b) an increase in marketing, general and administrative expense of $1,974,219 (44%) primarily due the recognition of approximately $1,167,000 in net expense for the outstanding stock appreciation rights at September 30, 2002, an increase in the sales staff and engineering installation staff at Pegasus, an increase in costs relating to international market expansion including consulting fees, and an increase in consulting fees associated with obtaining private investments offset by approximately $762,000 recognized in 2001 relating to the final payment of the Chairman’s note to the state of Wyoming, (c) a decrease in Pegasus research and development expense of $101,200 (20%) due to reduced headcount, which resulted in a decrease in hours charged to specific R&D projects, and (d) a decrease in depreciation and amortization expense of $881,644 (43%) due to (a) fully depreciating the demonstration plant and fully amortizing the demonstration module during 2001 with no depreciation recognized during 2002, (b) fully amortizing a majority of the Series A and Series B technology patents during 2001, and (c) per FAS 142, beginning after December 31, 2001, no longer amortizing the remaining goodwill balance of $1,138,018 related to the Company’s acquisition of Pegasus. In the first nine months of 2001, amortization of this goodwill balance totaled approximately $510,000.

         The factors discussed above combined in the first nine months of 2002 to produce an operating loss of $6,871,967, which was $432,495 (7%) more than the first nine months of 2001. Pegasus’ portion of the operating loss for the first nine months of 2002 was $2,266,283, which was $245,124 (10%) less than the prior year. The Pegasus decrease resulted primarily from the net effect of an increase of gross profit of $539,020 (74%) due mainly to an increase of installation projects, a decrease in professional, legal and KFx management expenses of $292,191 (58%), a decrease in research and development expense of $101,200, costs associated with increased headcount of the sales staff and engineering installation staff and an increase in depreciation and amortization expense of $89,969 due mainly to the cumulative amortization adjustment recorded in June 2002. The combined K-Fuel segment and corporate cost portion of the operating loss for the first nine months of 2002 was $4,605,684 compared to $3,928,065 in 2001 with the increase in operating loss due mainly to the recognition of approximately $1,167,000 in expense for the outstanding stock appreciation rights and consulting fees associated with obtaining private investments less approximately $762,000 recognized in 2001 relating to the final payment of the Chairman’s note to the State of Wyoming.

         Non-operating items added $13,716,741 of net expense in the first nine months of 2002, compared to $3,074,278 in the first nine months of 2001, an increase of $10,642,463 (346%). Interest expense increased $1,398,278 (46%) due to the recognition of $1,901,785 for the beneficial conversion charges relating to the reduction of the conversion price of the convertible debentures from $3.65 per share to $3.00 and again to $2.50 per share, an increase of $580,128 due to the amortization of debt discount relating to the issuance of warrants for the Company’s common stock and $200,000 of additional interest relating to notes payable entered into in the first quarter of 2002, offset by a reduction in the interest expense relating to the Convertible Debentures of $717,964 and a decrease of $552,794 in the expense recognized for the accretion to maturity premium, amortization of debt discount and beneficial conversion charges related to the 2001 sales to third parties of Pegasus Preferred Stock and KFx’s related obligation to repurchase those shares. Other expense increased $9,239,475 due to the recognition of the warrant penalty incurred as part of private equity investments ($2,797,739) and the recognition of expense relating to the grant of the warrants pursuant to the July 19, 2002 and August 21, 2002 private equity transactions ($10,574,095), offset by $4,230,405 in other income resulting from the revaluation of warrants at June 30, 2002 and again at August 30, 2002.

         As a result of the above factors, the consolidated net loss of $20,588,708 for the first nine months of 2002 was $11,074,958 more than the net loss for the first nine months of 2001. Included in the first nine months of 2002 and 2001 net losses were non-cash charges approximating $16,475,000 and $4,445,000, respectively.

         Additional non-cash expense of $16,203,048 was recognized during the nine-month period to accrete the redeemable common stock, pursuant to the put options, to its redemption value and to recognize expense relating to the reduction of the exercise price and extension of the term of an outstanding warrant. This non-cash expense increased the net loss available to common shareholders to $36,791,756 ($1.09 per share).

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2002, the Company used $4,334,734 of cash for its operating activities compared to $5,142,177 in the first nine months of 2001, a decrease of $807,443 (16%). Included in the 2002 amount is $870,751 of interest payments ($398,600 by Pegasus and $472,151 by KFx), $1,525,148 of cash used by Pegasus’ operations, $1,938,832 of cash used by the K-Fuel segment and KFx’s corporate activities.

         Sources of cash during the first nine months of 2002 included the following:

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

•
In July 2002, the Company issued a total of 1,860,000 shares of redeemable common stock at a price of $2.50 per share and warrants, expiring eight years after the date of issue, exercisable for 3,552,500 shares of KFx common stock, at a price of $2.75 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $4,650,000.

•	In August 2002, the Company issued 500,000 shares of redeemable common stock at a price of $2.50 per share and warrants, expiring eight years after the date of issue, exercisable for 1,062,500 shares of KFx common stock, at a price of $2.75 per share, subject to certain adjustments, to an institutional investor, resulting in proceeds to the Company of $1,250,000.

•	In August 2002, the Company issued 160,000 shares of common stock at a price of $2.50 per share and warrants, expiring five years after the date of issue, exercisable for 340,000 shares of KFx common stock, at a price of $2.75 per share, subject to certain adjustments, to private investors, resulting in proceeds to the Company of $400,000.

•	In September 2002, the Company issued 400,000 shares of common stock at a price of $2.50 per share and warrants, expiring five years after the date of issue, exercisable for 850,000 shares of KFx common stock, at a price of $2.75 per share, subject to certain adjustments, to private investors, resulting in proceeds to the Company of $1,000,000.

•	Pegasus issued $750,000 of Pegasus preferred stock to Kennecott Energy during the first nine months of 2002.

         Cash raised during the first nine months of 2002 was used to fund current operations, to make the renegotiated final base purchase price payment for the acquisition of the Pavilion power optimization segment, to repay short term financing agreements due June 30, 2002, to satisfy the Company’s obligations to repurchase the Pegasus preferred stock, and to satisfy the Company’s obligation to repay the Debentures.

         On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the total base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million during the six months ended June 30, 2002 as the final base purchase price payment for the acquisition. Also see Note 7 to the accompanying financial statements.

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

         The Company is continuing to work toward its goal of licensing a large commercial K-Fuel plant. Through September 30, 2002, there were no commitments to build a K-Fuel plant. Pursuant to the April 30, 2002 investment in KFx common stock, $450,000 of the proceeds of the investment shall be used to fund the development of the K-Fuel demonstration plant. It is estimated that construction of a K-Fuel production facility will take approximately nine months, thus no royalty payment would begin until at least nine months after a license agreement is signed.

         From time to time, directors of the Company have provided to the Company short term unsecured financing and the Company expects that such financing, on at least a short-term basis, will continue to be available if needed. Such short-term financing will not, however, cover the cash needs of the Company on an ongoing basis.

         The Company will seek to meet its cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of November 12, 2002 approximated $2,197,000; (b) an additional discretionary investment by Kennecott of $250,000 during the remainder of the year; (c) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry; (d) potential debt and/or equity offerings of the Company; (e) potential fees from licensing new K-Fuel facilities; (f) potential partners in connection with opportunities to expand the Company’s product and service offerings to the power industry; and (g) unsecured short-term borrowings for the Company and/or Pegasus from one or more of its directors and/or other parties. Efforts by the Company to raise additional funding may be hampered by the put option and additional financing restrictions as a result of the financing transactions that have occurred during 2002.

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

         The Company’s common stock is listed on the American Stock Exchange (“Amex”) and to maintain the listing the Company must meet certain continued listing standards. Specifically, pursuant to Section 1003(a)(ii) of the AMEX Company Guide, the AMEX will consider delisting a company that has stockholders’ equity of less than $6 million if such company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. At September 30, 2002, the Company’s stockholders’ deficit was approximately $15.2 million and the Company has sustained net losses for five consecutive fiscal years. If stockholders’ equity is not increased to meet this continued listing standard, our common stock may be delisted. Although the AMEX has accepted the Company’s plan to meet the continued listing requirements to date, there can be no assurance that the KFx common stock will remain listed on the AMEX If the KFx common stock were delisted from the AMEX for any reason, it would reduce the Company’s liquidity and could seriously reduce the value of the KFx common stock, reduce the Company’s ability to raise additional financing, limit the use of equity instruments to satisfy outstanding obligations and limit the Company’s ability to attract qualified employees.

RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2001, the FASB issued Statement of Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations ( Reporting the Effects of Disposal of a Division of a Business” (“APB 30”). FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for all of the Company’s financial statements issued in 2002. The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 3a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures need improvement (see Item 4(b) below).

(b) Management and the Audit Committee are aware of conditions that were considered to be a "reportable condition" for the year ended December 31, 2001 under standards established by the American Institute of Certified Public Accountants (the "AICPA"). The reportable condition, which is not a "material weakness" as defined by the AICPA, is related to the design or operation of internal controls that could adversely affect the Company's ability to report financial data consistent with the assertions of management in the financial statements. In particular, the Company needs to establish accounting policies and procedures to enhance the adequacy of the internal control structure. Management and the Audit Committee have taken actions with respect to the reportable condition, including the hiring of an additional staff accountant and development of a formal timetable and responsibility checklist for the monthly, quarterly and year-end close process and is making certain operational changes in policies and procedures. Additional policies and procedures are being implemented to continue to strengthen the internal control structure of the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2002, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act:

Purchaser / Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Frank Cillufo	July 17, 2002	N/A	Common Stock	80,000	$500,000 1
Jefferies & Co.	September	N/A	Common Stock	160,000	Professional services
	26, 2002				valued at $400,000
Jefferies & Co.	September	Exercisable at $2.75	Warrants	180,000	Professional services
	26, 2002	per share, subject to	exercisable for		valued at $450,000
		certain adjustments.	Common Stock
		Expires five years
		after the date of issue.

1	This sum includes a short-term loan to KFx Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1 *	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002
10.2 *	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002
10.3 *	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002
10.4 *	Common Stock and Warrant Purchase Agreement between KFx Inc. and U.S. Global Capital, Inc. dated August 30, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Current Report on Form 8-K and incorporated herein by reference.

(B)      REPORTS ON FORM 8-K

         During the quarter ended September 30, 2002, the Company filed Current Reports on Form 8-K on July 3, July 24, August 28, September 17 and September 27, 2002, under Item 5, Other Events.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.
/s/ PATRICK S. FLAHERTY

PATRICK S. FLAHERTY CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

DATE: NOVEMBER 19, 2002

CERTIFICATIONS

I, Theodore Venners, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of KFx Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THEODORE VENNERS

Theodore Venners Chairman and Chief Executive Officer November 19, 2002

CERTIFICATIONS

I, Patrick S. Flaherty, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of KFx Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PATRICK S. FLAHERTY

Patrick S. Flaherty Chief Financial Officer November 19, 2002