Form 10-K
period 2002-12-31
KFX INC
filed 2003-04-15
CIK 912365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23634

KFX INC.

(Exact Name of Registrant As Specified In Its Charter)

DELAWARE	84-1079971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerate filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of KFx Inc. as of June 28, 2002, the last business day of KFx Inc.’s most recently completed second fiscal quarter was $71,547,671 computed by reference to the price at which KFx Inc.’s Common Stock was last traded on that date, as reported on the American Stock Exchange.

At April 9, 2003, 46,713,012 shares of common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K Report.

PART I

ITEM 1. BUSINESS

Overview

We are a “clean energy” technology company with two principal business lines. We developed a patented process, which we refer to as K-Fuel® Technology, that transforms low grade, high moisture content coal into high grade, low moisture content coal. We also provide an advanced software package for utility boiler optimization through our majority-owned subsidiary Pegasus Technologies, Inc. (“Pegasus”). Our technology and service solutions are marketed to the electric power generation industry to facilitate the industry’s compliance with air emission standards, as well as its transformation to intensive competition as the domestic power industry undergoes deregulation and restructuring.

Our patented K-Fuel® Technology is a process which uses heat and pressure to physically and chemically transform low grade (or low BTU), high moisture content coal into a high grade (or high BTU), low-moisture content solid clean fuel. We plan to own and operate K-Fuel® production facilities, as well as license K-Fuel® Technology domestically and internationally to third parties. We recently announced the completion of a series of private equity financings, and a portion of the proceeds of these financings will be used to construct a commercial K-Fuel® production facility. In January 2003, we completed a feasibility study for the construction and operation of a commercial K-Fuel® plant. This study was prepared under the guidelines of the K-Fuel LLC Agreement. The feasibility study evaluated the construction cost and economic returns of a potential K-Fuel® plant at three locations in Wyoming. Kennecott Energy Company (together with its affiliates, “Kennecott”) has informed us that they will not participate in constructing and operating a commercial K-Fuel® plant under the guidelines in the feasibility study. We are currently working on the design and engineering phases of a potential K-Fuel® plant to be constructed in Wyoming.

We also offer, through our Pegasus subsidiary, NeuSIGHT®, a leading combustion optimization software product for coal-fired electric utility boilers, which, in addition to improving boiler efficiency, helps reduce nitgrogen oxide emissions. NeuSIGHT® is a “neural network-based” (i.e., artificial intelligence) software, and was developed by Pegasus. Pegasus continues to enhance NeuSIGHT® and develop related products and market NeuSIGHT® licenses and related implementation services. Pegasus also markets and installs Power Perfecter™, a complementary neural network-based combustion optimization software product licensed exclusively to us by the Power Optimization Division of Pavilion Technologies, Inc.

Recent Developments

Agreement with Arch Mineral Corporation

On January 28, 2003, we announced a preliminary agreement with Arch Mineral Corporation (“Arch”) to develop a 700,000 ton-per-year K-Fuel® plant. Under this agreement, we will finance, construct, permit, and operate the plant at Arch’s Black Thunder mine, located near Gillette, Wyoming. Arch will supply waste coal as feedstock and dispose of reject material. KFx will have the right to expand the plant to a maximum output of 3,000,000 tons per year, with Arch’s consent. Arch will purchase all of the initial K-Fuel Plus™ produced (up to the 700,000 tons per year output of the plant) at a price to be agreed upon, and will have the exclusive right to provide marketing services with respect to all of the output from any plant expansion.

Recent Equity Financing

In March 2003 we completed two equity financing transactions with several institutional investors. We sold a total of 7,745,000 shares of common stock at a price of $2.50 per share, for an aggregate purchase price of $19,400,000. Under the terms of the agreements, the investors also received warrants to purchase an aggregate of 1,549,000 shares of common stock at a purchase price of $2.75 per share (subject to adjustment) which expire five years after the date of the grant. We will use the proceeds from the sale of these securities for general corporate purposes and to partially fund the development of a K-Fuel® plant. We also agreed with the investors to file a registration statement with the Securities and Exchange Commission to register all of the common stock and warrants issued as part of these financing transactions.

Potential Asset Transfer of Pegasus Technologies

On March 14, 2003, we signed a non-binding letter of intent with Kennecott, providing that Kennecott will transfer to us all of its membership interest in K-Fuel, LLC and the full ownership of certain related technology developed by Kennecott. In return, we will transfer to Kennecott preferred and common stock, in Pegasus, having the equivalent of $8 million in value at a value per share to be agreed by us and Kennecott, provided that such equivalent value shall result in the acquisition by Kennecott of a majority interest in, and control of, Pegasus. The contemplated transaction is subject to due diligence, definitive documentation, to board approval by Kennecott and its parent company, and by us, and to other conditions. In the absence of unanticipated delay, the transaction could be completed in the second or third quarter of 2003.

Summary financial information

Summary financial information about each of our segments for 2002, 2001 and 2000 follows (for additional segment information see Note 19 to the consolidated financial statements):

	Pegasus	K-Fuel
2002
Operating Revenues	$5,154,008	$6,021
Operating Loss	$(2,688,955)	$(488,860)
Total Assets	$10,214,627	$2,020,138
2001
Operating Revenues	$3,003,057	$—
Operating Loss	$(3,489,709)	$(1,599,980)
Total Assets	$10,661,823	$2,372,218
2000
Operating Revenues	$1,894,994	$229,776
Operating Loss	$(4,131,294)	$(2,216,959)
Total Assets	$3,242,295	$3,278,160

We do not believe that there are any seasonal effects to the business of our segments.

We will continue to consider various options to expand our business by adding other solutions (including technologies, products and services) to meet the needs of the electric power industry as it is transformed by deregulation into a highly competitive industry and the increasingly stringent environmental standards triggered by indications of global warming and other environmental concerns.

We are pursuing various international opportunities in both segments. During each of the three years ended December 31, 2002, the majority of our operating activities were conducted domestically. However, Pegasus generated revenues from customers in Canada, China and Poland approximating $397,000, $833,000, and $119,000 in 2002, 2001, and 2000, respectively.

OTHER INFORMATION

Our common stock is traded on the American Stock Exchange under the symbol “KFX.” Our principal executive office is located at 3300 East First Avenue, Suite 290, Denver, Colorado 80206 and our

telephone number is (303) 293-2992. Our website can be found at www.kfx.com. We make our filings with the Securities and Exchange Commission available through a link to the Securities and Exchange Commission’s EDGAR website at www.sec.gov.

INDUSTRY OVERVIEW

Domestic Market

There are two primary market drivers for the K-Fuel® Technology and the Pegasus software solutions offered by us. For a number of years various regulations and other requirements have placed increasingly stringent standards on the air emissions generated by the electric power generation industry and others. In addition, as the power industry undergoes deregulation and is transformed into a market-driven highly competitive industry, there will be increasing pressure to meet such air emission standards in more cost effective ways to improve the overall cost efficiency of electric power generation.

Air Emission Standards. The Clean Air Act of 1970, as amended in 1990 (the “Clean Air Act”), has been the primary historical stimulus for the developing United States market for beneficiated clean coal fuel products, such as K-Fuel®, and for combustion optimization products, such as NeuSIGHT® and Power Perfecter™. A number of regulations issued under the Clean Air Act have the potential for driving the demand for our products. Among other things, the Clean Air Act requires reductions in acid rain precursor emissions (sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”)) from existing sources, particularly large, older power plants that were exempted from certain requirements of the Clean Air Act. Other provisions of the Clean Air Act relate to the reduction of ozone precursor emissions and have resulted in the imposition by various U.S. states of “reasonably available control technology” requirements to reduce those emissions.

NOx SIP Call. In 1998, the United States Environmental Protection Agency (“EPA”) issued a final rule, as amended in 2000, requiring twenty-two states and the District of Columbia to revise there state implementation plans in order to achieve a significant reduction in emissions of “NOx” (the “SIP Call”). NOx is a primary component in ground-level smog and is also a contributor to acid rain. The SIP Call established NOx “budgets” for each of the affected states, which would limit the amount of NOx that could be emitted by regulated sources in those states during each “ozone season” (May 1 through September 30). Although the SIP Call did not mandate precisely how the affected states were to comply with the regulation, the budget developed by the EPA relied to a great extent on reductions from coal-fired electric utility power plants. The EPA also recommended that the affected states could achieve compliance by implementing an interstate NOx emissions trading program. State plans developed to date have also relied on achieving significant reductions from coal-fired electric utility power plants and through the use of emissions trading. The SIP Call has survived a number of legal challenges, although such challenges have delayed the date affected sources must comply with the rule to May 30, 2004, and have also reduced the number of states subject to the rule to 19 (although the EPA has proposed a rule to require sources in Georgia and Missouri to achieve NOx reductions by May 1, 2005). Compliance with the SIP Call requirements is generally expected to require a significant investment in emission control technologies.

Pegasus software has been demonstrated to typically reduce NOx by 10% to 40%. K-Fuel® Technology can also reduce NOx emissions (when using Powder River Basin (“PRB”) coal as the feedstock) as compared to typical eastern coals by levels approximating 25%, as indicated in the February 1999 commercial burn. Through the combination of Pegasus software and K-Fuel®, we believe that we are in a unique position to assist the electric power generation industry in achieving required reductions in NOx more cost effectively than various other solutions, some of which are highly capital intensive and also can add significant operating costs.

Acid Rain Program. Title IV of the Clean Air Act established an innovative emissions trading program (the “Acid Rain Program”) to achieve reductions of SO2 from fossil-fuel fired electric utility boilers. This program was the forerunner of the NOx emissions trading program discussed above. Under this program, existing electric generating units subject to the program are allocated “allowances”; each allowance equals a right to emit one ton of SO2 . New units generally must acquire allowances from the market. Each year, facilities are required to hold allowances equal to their SO2 emissions. Phase I of the program commenced in 1995 and affected 110 mostly coal-burning generating plants in 21 states (primarily in the industrial Midwest). Phase II of the Acid Rain Program, which commenced January 1, 2000, covers all existing electric generating units serving generators with an output capacity of greater than 25 megawatts and all new utility generating units. Phase II encompasses over 2,000 fossil-fuel fired electric generating units. The total number of allowances issued in connection with Phase II was based on (i) the average heat input (during specified years) of units in operation prior to November 15, 1990 and (ii) an emissions rate of 1.2 lbs SO2 per million British Thermal Units (“mmBtu”) heat input. When using Wyoming PRB coal as feedstock material, the K-Fuel® Technology produces a fuel product that has an SO2 emission rate of approximately 0.7 to 1.0 lbs. SO2 per mmBtu. NeuSIGHT® also produces reductions in SO2 as a byproduct of heat rate improvements and combustion optimization. Although the ultimate impact of the implementation of Phase II of the Acid Rain Program on the demand for K-Fuel®, NeuSIGHT® and Power Perfecter™ is not clearly determinable, management believes it will create demand for these and other related technologies, as well as products and services that we may offer in the future.

Our United States marketing emphasis is directed primarily at electric utilities under EPA scrutiny located in the industrial Midwest and Eastern states. In these states there are approximately 300 utility-operated coal-fired boiler units with each having a power generation capacity of 200 MW or greater. The combustion characteristics of cyclone furnace boilers, a common boiler type used by Midwestern utilities, are particularly well suited to the K-Fuel® product manufactured from PRB coal.

In addition to marketing our products to the electric utility industry, we believe K-Fuel® and Pegasus software could be marketed to manufacturers and other large-scale industrial coal users that are either subject to the NOx and SO2 provisions of the Clean Air Act or that desire to improve their fuel combustion performance. Fuel combustion performance is becoming more important because of the need to cut costs and become more efficient in an increasingly competitive market environment.

Revised National Ambient Air Quality Standards. In 1997, the EPA adopted a new national ambient air quality standard (“NAAQS”) to address emissions of fine particulate matter and also tightened the NAAQS for ozone. Although the revised fine particulate matter and ozone NAAQS were ultimately upheld, legal challenges to the standards have delayed their implementation. EPA is now drafting new schedules for implementing the ozone and fine particulate matter NAAQS. Pursuant to a negotiated settlement, the EPA has agreed to designate attainment and nonattainment areas under the ozone standard in 2004. The EPA has announced that it also intends to designate attainment and nonattainment areas under the fine particulate matter standard in 2004. Once these designations are published, states will be required to revise their implementation plans to achieve attainment with the revised standards, which plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors (such as NOx) and fine particulates (including NOx and SO2).

Greenhouse Gases. Carbon dioxide (“CO2”) is widely considered to be a primary component of greenhouse gases that have given rise to worldwide concerns of global warming. Global warming continues to be a concern and remains a policy issue that is regularly considered for possible government regulation. The December 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change (“Kyoto Protocol”), if ratified by the requisite number of signatory countries, would require the signatory countries to make substantial reductions in greenhouse gas emissions, which include CO2, in the years 2008 to 2012. In addition, the Kyoto Protocol identifies electric power generation as one of the specific industry sectors that should be reviewed to achieve the targeted reductions. A very important by-product of the efficiency gains at electric power generation boiler units achievable through the use of Pegasus software and/or K-Fuel® is a corresponding reduction in the level of CO2. As of March 13, 2003, the Kyoto Protocol had been ratified by most of the signatories, although the Protocol will not go into effect until it is ratified by industrialized countries representing 55% of the total greenhouse gas emissions of all industrialized countries combined. It is expected that this figure will be reached in 2003 when Russia ratifies the treaty. Although the United States signed the Kyoto Protocol, it has not been ratified by the United States Senate, as would be required to be applicable in the United States. In addition, the Bush Administration has indicated that it does not support signing the Kyoto Protocol or the regulation of emissions of CO2 in the near term. We are not able to predict the impact that the United States’ ratification of the Kyoto Protocol, or lack thereof, could have on the demand for K-Fuel®, NeuSIGHT® and Power Perfecter™. Nevertheless, initiatives such as the Kyoto Protocol, targeted at reducing CO2 and other greenhouse gases, are expected to continue to progress and create additional demand for alternatives to achieve significant reductions in these emissions.

Hazardous Air Pollutants. On December 20, 2000, the EPA determined that it would regulate emissions of hazardous air pollutant emissions from coal and oil-fired electric utility steam generating units. The EPA intends to propose regulations regarding mercury and to the extent necessary, other hazardous air pollutant emissions from electric utility steam generating units by December 15, 2003. Final regulations are supposed to be promulgated by December 15, 2004. According to a March 2003 report by Black & Veatch, K-Fuel® provides an effective pre-combustion mercury reduction technology. According to independent research, a significant level of mercury is removed from run-of-mine coal during the K-Fuel® production process. These tests indicate that any mercury contained in K-Fuel® is below detectable levels of .05 parts per million (“ppm”), compared to mercury levels of typical Eastern bituminous coals of .15 ppm to .20 ppm. Based on these test results, if the EPA adopts regulations to restrict the level of mercury emissions, K-Fuel® may offer significant competitive advantages over other high-energy value coals.

Clear Skies Act. Under the Bush Administration’s proposed Clear Skies Act, new strict mandatory emissions caps would be established on SO2, NOx and mercury, three of the most harmful air pollutants from power generators. Under the proposed Clear Skies Act:

•	SO2 emissions from electric utility steam generating units would be reduced from an actual 11.2 million tons in 2000 to 4.5 million tons in 2010 and 3.0 million tons in 2018;

•	NOx emissions would be reduced from an actual 5.1 million tons in 2000 to 2.1 million tons in 2008 and 1.7 million tons in 2018; and

•	Mercury emission would be reduced from an actual 48 tons in 2000 to 26 tons in 2010 and 15 tons in 2018.

As reported by the U.S. Department of Energy, the total domestic market for coal fuel is approximately 1.1 billion tons per year, of which electric utility companies use the majority of the tonnage (approximately 91%). Coal-fired electricity generation currently accounts for approximately 51% of the nation’s total electricity supply. The impact of more stringent laws and regulations, such as the SIP Call, more stringent particulate matter and ozone national ambient air quality standards, regulation of mercury emissions and potential amendments to the Clean Air Act such as the Clear Skies Act, on the demand for K-Fuel and Pegasus software, are not clearly determinable. Although we believe that such regulations will create demand for these and other related technologies, as well as related products and services that we may offer in the future, it is also possible that such regulations may cause power generators or other industrial users of coal to switch to other fuels, thus reducing the potential size of our market and our domestic growth opportunities. We believe that it is too soon to evaluate whether the Clear Skies Act or a compromise based on the Clear Skies Act (or similar legislation that has also been introduced during the current session of congress) will be passed by congress.

Deregulation of the United States Power Industry

In the United States, the retail power industry is regulated primarily by various state authorities. With the passage of the Energy Policy Act of 1992, deregulation of the power industry began approximately nine years ago in an effort to introduce market discipline in a manner similar to the deregulation of the telecommunications industry, both of which had previously been considered to be monopolies requiring a high degree of regulation in order to protect retail consumers. Approximately 24 states and the District of Columbia have deregulated or are in the process of deregulating their power industry with other additional states considering deregulation. With the exception of California, deregulation has generally proceeded without significant disruptions of supply or unfavorable impacts on power rates.

Deregulation of the electric power industry is expected to result in intensified price competition, increased price volatility, shorter-term wholesale electricity transactions and industry consolidation and structural changes. The electric power industry is moving toward retail competition while the wholesale market has already been established as full-scale open competition. While the electric power industry is experiencing consolidation through mergers and acquisitions, much of the industry is concurrently unbundling generation, transmission and distribution services from the traditionally integrated structure.

This restructuring is expected to cause some electricity generators to operate as merchant plants without a guaranteed market for their production output. In such an environment these businesses will be under constant competition for the sales of their products and services. As a result, plant operators will be expected to look to cut costs and improve operating efficiencies wherever possible.

We believe competition in a deregulated power industry will require further reductions in the cost of power generation. To further reduce the cost of power generation, savings must begin to come from areas other than personnel reductions, such as more effective fuel purchase practices and efficiency gains in the core processes in the generation of power.

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

Foreign Markets

The international coal-fired power generation industry is approximately four times the size of the United States coal-fired power generation industry. Our objective, with respect to international opportunities for K-Fuel®, is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant coal reserves can be utilized in conjunction with the K-Fuel® Technology to develop a value-added export product. The principal benefit of the K-Fuel® Technology in foreign markets is that low-rank indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either in internal markets or for export. We have international commercialization opportunities related to K-Fuel® in Indonesia and Turkey, although they are not currently active.

Although we expect to initially concentrate our marketing and sales efforts with respect to Pegasus’ products domestically, we believe there is significant market potential for Pegasus software and related products internationally. Pegasus currently derives certain revenues from Canada, China and Poland and has a value-added reseller agreement in place for sales into South Africa. See “Pegasus – Strategic Relationships” below. Further we believe that initiatives such as the Kyoto Protocol, targeted at reducing CO2 and other greenhouse gases, will continue to progress and create additional demands for alternative to achieve significant reductions in these emissions.

K-FUEL

The K-Fuel® Technology is a “beneficiating process” which uses heat and pressure to transform low BTU, high moisture content coal into high BTU, low moisture content coal. The principal benefit of the K-Fuel® Technology in the United States is that the beneficiated coal produced from the K-Fuel production process can facilitate the efforts of electric power producers, manufacturers and other large-scale users of coal to meet the clean air standards imposed by the Clean Air Act. Based on analyses, the environmental benefits of burning K-Fuel® compared to most other coals appear to include significant reductions in emissions of NOx, SO2, CO2, mercury and chlorine.

We have three series of primary patents related to the K-Fuel® Technology. The initial series, Series “A” and Series “B” Technology patents, were based on hot gas and steam heat-transfer media, respectively, in direct contact with the feedstock for heat transfer and beneficiation. The Series “C” Technology patents are based on a nitrogen gas atmosphere combined with an indirect hot-oil heat transfer system medium and use a simplified design with respect to the manufacturing equipment and facilities, resulting in lower capital costs. Our joint venture with Kennecott and K-Fuel, LLC has developed further improvements to coal beneficiary technology, including continuous operations and lower processing temperature and pressure during the process. We refer to these improvements as K-Fuel Plus™, which is expected to be used in future K-Fuel manufacturing facilities. Further research may result in viable improvements to one or more of the three patent series. We are currently focusing our commercialization efforts on the development of projects for the manufacture of coal fuel product using the Series “C” Technology.

In the Series “C” Technology process, raw coal is crushed and screened before it is introduced into a steel alloy processing vessel that is then pressurized and heated indirectly using vertical tube heat exchangers. Nitrogen, serving as an inert, non-oxidizing heat-transfer medium, is admitted to the tube side of the processing vessel at a pressure of approximately 125 pounds per square inch (“psi”). After the nitrogen is inserted, it picks up heat from the walls of the tube and gradually expands to approximately 800 psi. Water is released from the coal during this expansion period. When the temperature in the tubes exceeds 520 degrees Fahrenheit, any water remaining in the coal turns to steam. When the temperature of the coal reaches approximately 650 to 740 degrees Fahrenheit, the process is complete. The process takes 30 to 40 minutes to complete from initial loading of the raw coal into the processing vessels to final discharge of finished K-Fuel product.

In late 2000, we demonstrated an improved K-Fuel process, K-Fuel Plus™. The principal differences from the K-Fuel Series “C” Technology process previously used and the K-Fuel Plus™ product production process are continuous operations and lower processing temperature and pressure. This demonstration used Powder River Basin (“PRB”) coal, which typically has the lowest mercury content of any naturally available coal. Analysis of the K-Fuel Plus™ product produced during the demonstration indicated that the K-Fuel Plus™ process produced lower amounts of SO2, NOX, mercury and chlorine than was produced by untreated PBR coal. Analysis of this demonstration also indicates that an improved process could be designed to produce improved K-Fuel® within potentially attractive economic constraints, with improved reliability and have lower capital and operating costs than any previous K-Fuel plant design. The BTU value of the K-Fuel Plus™ product tested was approximately 11,200 to 11,600 BTU’s per pound. Upon combustion, the K-Fuel Plus™ product produce approximately 20% lower NOX emissions and lower mercury emissions, as compared to untreated PRB coal and SO2 emissions, well below the 1.0 lb per million BTU limit contained in Phase II of the Clean Air Act.

We are pursuing the possible advantages of blending the K-Fuel Plus™ product and untreated PRB coal. The dust and self-heating behaviors of this blend of K-Fuel Plus™ product and untreated PRB coal appear to be similar to untreated PRB coal, without the need for oil or other treatment, as was the case in the Series C product. The NOX, SO2 and mercury reduction benefits of this blend can be adjusted by moderating the amount of K-Fuel Plus™ product added to the blend. Therefore, a commercial plant for the new product may be leveraged to provide considerably higher volumes of blended product for the market place.

During the years ended December 31, 2002, 2001 and 2000 KFX research and development costs were approximately $230,000, $221,000 and $925,000, respectively.

The KFP Facility

In August 1995, we and Thermo Ecotek Corporation, acting through respective wholly-owned subsidiaries, formed KFx Fuel Partners, L.P., a Delaware limited partnership and began the construction of a 500,000 ton per year K-Fuel® production facility (the “KFP Facility”) near Gillette, Wyoming, using our Series “C” Technology. We owned a 5% interest in KFx Fuel Partners, with the remaining 95% owned by Thermo Ecotek. The KFP Facility operated and produced commercially salable K-Fuel in 1998 and 1999. The KFP Facility experienced certain problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. On May 24, 1999, Thermo Ecotek announced that in connection with certain strategic restructuring decisions it had decided to sell its interest in the KFP Facility. In June 1999, Thermo Ecotek suspended all K-Fuel® production at the KFP Facility. We have sold our interest in the KFP facility to Thermo Ecotek Corporation and accordingly, we have no ownership interest in the KFP Facility and have no obligation to fund any capital or other costs necessary for its restart. We would, however, be entitled to royalty payments upon the successful restart of the plant and production of K-Fuel®.

K-Fuel, LLC

In April 1996, we entered into a joint venture agreement (the “K-Fuel LLC Agreement”) with a wholly-owned subsidiary of Kennecott. The joint venture, a Delaware limited liability company named K-Fuel, LLC (“K-Fuel, LLC”), is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel products on a commercial basis (“Commercial Projects”). Commercial Projects will be constructed by separate entities in which Kennecott, KFx, both or third parties will have an equity interest and which will be granted a sublicense from K-Fuel, LLC for the K-Fuel Technology.

Under the K-Fuel LLC Agreement, as amended, with respect to future Commercial Projects to be licensed by K-Fuel, LLC to entities wholly or partially owned by Kennecott, we are entitled to a one-time license fee approximating $3 per ton of annual design capacity of each project, times Kennecott’s percentage of beneficial ownership, to be paid one-half at the time the license is granted, with the remaining one-half paid over a period of three years beginning when the project begins commercial operations. We will also receive a production royalty, to be paid each calendar quarter, depending on certain levels of the project’s selling price per ton of coal product. With respect to the non-Kennecott portion of production capacity and production of Commercial Projects in which Kennecott has less than 100% beneficial ownership, we are entitled to similar, but higher, license fees and royalty payments. Such higher license fees and royalty payments will also apply to 100% of the production capacity and production of Commercial Projects in which Kennecott has no beneficial ownership. In addition, we will be entitled to additional payments based on a percentage of the excess of annual cash revenue from each project, or annual pre-tax cash operating costs of each project plus an annual capital charge related to each project. Kennecott has the right to fund 100% of Commercial Projects that it approves, subject, to our right to fund up to 50% of such projects on the same economic terms as Kennecott. We have no obligation to fund any Commercial Project.

Agreement with Lurgi

On December 9, 2002, we announced a preliminary, worldwide, exclusive agreement with Lurgi South Africa (Pty) Limited (“Lurgi”) to combine the K-Fuel® Technology with Lurgi’s technical services and equipment to beneficiate low-grade coal into clean, high-BTU K-Fuel Plus™. We expect this relationship to accelerate the commercialization of K-Fuel® and significantly improves the economics of future plants. Existing Lurgi gasification equipment will be modified to produce K-Fuel®. We believe that Lurgi’s 50 years of experience in designing and building coal processing plants, including more than 450 process plants and equipment installations since the first unit was constructed in 1927, add significant expertise to the commercial implementation of the K-Fuel® process.

Patents, Licenses, and Royalty Agreements

We have patents or patent applications for the K-Fuel® Technology registered in the United States and in over 40 foreign countries. These include applications for patents developed by us and seven patents and patent applications developed by K-Fuel, LLC. We have assigned the seven United States counterparts to K-Fuel, LLC. All licensing rights to the K-Fuel® Technology are property of K-Fuel LLC.

The only licenses we have granted for use of the K-Fuel® Technology are to the KFP Facility (Series “C” Technology), K-Fuel, LLC (Series “C” Technology), and Heartland Fuels Corporation (Series “A” and “B” Technologies). We own 85% of the common stock of Heartland Fuels, and as a condition of the K-Fuel LLC Agreement, we caused Heartland Fuels to grant K-Fuel, LLC an exclusive sublicense to the Series “A” and “B” Technologies. In September 2002, the KFP Facility license was transferred to a third party and we received a fee of $100,000. A predecessor entity of the Company acquired the Series “A” and “B” Technologies from Mr. Edward Koppelman, the inventor of the K-Fuel® Technology, and other investors (the “Koppelman Group”) in 1984 for $10 million in cash and a royalty agreement. In June 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman. As a result of the amended agreement, Mr. Koppelman’s estate is now entitled to a royalty of 25 percent of our worldwide royalty and license fee revenue. The royalty to Mr. Koppelman’s estate will cease when the cumulative payments to him reach the sum of approximately $75,222,000. As consideration for the royalty amendment agreement, in June 1996, we paid Mr. Koppelman $300,000 cash and issued a promissory note for $200,000; see Note 8 to the consolidated financial statements. The resulting $500,000 prepaid royalty is amortized as licenses to K-Fuel® Technology are sold. Also as part of the royalty agreement, Mr. Koppelman indemnified us for any claims made by the Koppelman Group. During 2001, we reacquired the 12% patent interest held by the State of Wyoming for a cash payment approximating $1,162,000.

Although the Series “A” and “B” Technology patents are approaching expiration, because these patents covered earlier versions of the technology, we do not believe that expiration of the patents will have a material adverse effect on us or the value of the Series “C” Technology due to the superior performance observed by employing the Series “C” Technology and the K-Fuel, LLC improvements.

The following table summarizes our royalty obligations with respect to the K-Fuel® Technology to various third parties:

Revenues Generated In:
Royalty Obligation	United States	International	Expiration Date or Maximum Amount
Estate of Edward Koppelman	25 Percent	25 Percent, Worldwide	$75,222,000
Fort Union Ltd.	20 Percent(1)	20 Percent, Canada, Mexico	Earlier of cumulative royalties paid of $1,500,000 or September 15, 2015
Ohio Valley Electric	0.5 Percent(2)	None	None

(1)	Applies to royalties only.
(2)	Applies to revenues derived from the sale of K-Fuel only, excluding the KFP Facility.

Competition

We believe that there are no competitors producing significant commercial quantities of beneficiated clean coal fuel products either in the United States or international markets. However, there are other clean coal technology (“CCT”) companies, primarily in the United States, that are developing fuel combustion and product technologies that would reduce emission pollutants and/or increase the heat value of coal feedstock fuel sources. Many of these CCT competitors have greater financial, technical and operational resources than us. We believe of these other efforts have yet resulted in an economically viable and commercially acceptable beneficiated coal product with the economic and commercial potential of K-Fuel®.

PEGASUS

General

In March 1998, we purchased a 60% interest in Pegasus Technologies Limited (“Pegasus Limited”), an Ohio limited liability company. Pegasus Limited had developed a software technology that optimizes the performance of coal-fired electric utility boilers. Pegasus’ flagship product, NeuSIGHT, provides two primary benefits: improved combustion performance, and reduction in NOX emissions. NOX is a primary component of ground level smog. Additional benefits of NeuSIGHT include improvements in boiler efficiency (heat rate), which translate into lower fuel costs, as well as lower emissions of SO2 and CO2; an increase in gross generating capacity; lower carbon in the ash waste by-product, which can convert a related waste product disposal cost into a marketable ash product; and improvements in opacity, which refers to the visible exhaust discharged from an emissions stack.

In August 1998, KFx formed Net Power Solutions, LLC (“NPS”), a Delaware limited liability company, primarily to provide marketing and sales services to Pegasus Limited. From late 1998 through November 30, 1999, NPS hired and trained a marketing and sales staff, developed marketing programs and generally performed the sales and marketing for Pegasus Limited. Pursuant to an agreement dated December 13, 1999, the members of Pegasus Limited and NPS including KFx, exchanged their membership interests in Pegasus Limited and NPS for shares of common stock of a new company, Pegasus Technologies, Inc., effective November 30, 1999. Hereafter, references to Pegasus include the activities of Pegasus Limited and NPS prior to this exchange, as well as the subsequent activities of Pegasus Technologies, Inc. and its subsidiaries.

NeuSIGHT dynamically models in real time the operating conditions of the electric utility boiler combustion process and makes alterations to operating variables. Maximum benefits are achieved by allowing NeuSIGHT to operate in closed loop mode, where its alterations to operating variables are automatically invoked.

In July 2001, Pegasus entered into an Asset Purchase and License Agreement with Pavilion Technologies, Inc (“Pavilion”), under which Pegasus received the exclusive right to license Pavilion’s Power Perfecter, Continuous Emission Monitoring (“CEM”) and Environmental Portfolio Manager (“EPM”) software to the electric utility industry. Power Perfecter is a universal, non-linear control and optimization solution that uses model-predictive control to monitor multiple variables and provide a proactive response. Power Perfecter uses a different methodology to determine optimum performance in boilers, but is considered to be a technology that is complementary to NeuSIGHT. CEM applications are customized to meet state and federal emissions monitoring using predictive emissions monitoring systems. These applications return data identical to a hardware-based analyzer but with less manual processing by the user. EPM simplifies the retrieval, collation, processing and formatting of environmental monitoring data for submittal to regulatory agencies and allows data from disparate sources to be reported in a consistent manner. Pegasus is currently developing a marketing plan for the CEM and EPM software. On March 28, 2002, the Asset Purchase and License Agreement (“Purchase Agreement”) between Pavilion, Pegasus and us was amended to decrease the total base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million on March 28, 2002 as the final base purchase price payment for the acquisition.

During the years ended December 31, 2002, 2001and 2000 Pegasus research and development costs were approximately $559,000, $655,000 and $614,000, respectively.

Potential Assets Transfer of Pegasus

On March 14, 2003, we and Kennecott signed a non-binding letter of intent with respect to a potential transaction pursuant to which Kennecott will transfer to us all of its membership interest and other rights in K-Fuel, L.L.C. and the full ownership of certain related technology developed by Kennecott, in consideration for preferred and common stock, having the equivalent of $8 million in value, in Pegasus, at a value per share to be agreed by us and Kennecott, provided that such equivalent value shall result in the acquisition by Kennecott of a majority interest in and control of Pegasus.

In connection with this transaction, an intercompany loan from us to Pegasus, in the outstanding principal amount of approximately $7.7 million at December 31, 2002, will either be retired upon closing or remain outstanding under commercial terms to be determined prior to closing. If the loan remains outstanding, it will become convertible, at our option, into common stock of Pegasus at the same value per share as agreed with respect to Kennecott’s acquisition of such common stock, provided that such conversion does not result in Kennecott not having majority control of Pegasus.

The contemplated transaction is subject to due diligence, negotiation of and agreement on definitive documentation, to board approval by Kennecott, by its parent company, and by us, and to other conditions. In the absence of unanticipated delay, such a transaction could be completed in the second or third quarter of 2003.

During 2002, the following individual Pegasus clients accounted for greater than 10% each of consolidate revenues: Cinergy Corporation—32% and TXU Generation Company LP—26%. During 2001, the following individual Pegasus clients accounted for greater than 10% each of consolidated revenues: Cinergy Corporation—39%, Ameren/Union Electric—11% and BITCO Enterprises (China)—10%. During 2000, the following individual Pegasus clients accounted for greater than 10% each of consolidated revenues: Ameren/Union Electric—30%, Dairyland Power Cooperative—18% and American Electric Power—12%.

Material Relationships

During the first quarter of 2000, Pegasus entered into value added reseller agreements with Babcock & Wilcox and ABB Centrum providing for certain minimum purchases of NeuSIGHT licenses from Pegasus and providing Babcock & Wilcox and ABB Centrum certain resale rights. Later in 2000, the Babcock & Wilcox agreement was amended to provide only for joint marketing activities and the provision of Babcock & Wilcox installation personnel at preferred rates. In addition, in connection with the final testing of an installation for ABB Centrum at the Jawarzno power station in Poland, various previous agreements with ABB Centrum were revised to provide ABB Centrum with the exclusive resale rights in Poland and $500,000 of minimum purchases of NeuSIGHT by February 27, 2002. Revenue recognized under these agreements totals approximately $308,000 in 2002.

Late in 2000, Pegasus took two steps to enter the market in the People’s Republic of China (“China”). During the third quarter of 2000, Pegasus signed a letter of intent for the installation of its flagship NeuSIGHT product at four coal-fired boiler units, with a total generating capacity of 1,200 megawatts, at the Xibaipo power station in China, near Beijing. In late November 2000, a firm order was received for the first of these installations, which was initiated in 2002. During the fourth quarter of 2000, Pegasus entered into a license agreement with BITCO Enterprises (“BITCO”), providing BITCO and certain affiliates with the exclusive right to market Pegasus’ NeuSIGHT technology in China in exchange for a nonrefundable $300,000 fee and future license fees. Pegasus and BITCO finalized an exclusive agreement in 2001 for BITCO to license NeuSIGHT in China, provided BITCO meets certain minimum license sales during 2001 and 2002. The agreement resulted in recognized revenue of approximately $59,000 during 2002.

During 2001, Pegasus was selected as the neural network system provider for the Department of Energy (“DOE”) project awarded to Tampa Electric. The DOE’s funding will be from its “Power Plant Improvement Initiative”, a congressionally directed effort. This project is one of eight “showcase” projects selected from 24 proposals submitted to the DOE in early 2001. The intent of this project is to test and demonstrate a leading edge, artificial intelligence based, soot-blowing system in conjunction with state-of-the-art controls and instrumentation, to reduce NOx and PM emissions while concurrently optimizing the operation of a utility boiler. Pegasus’ research and development efforts with respect to developing this sootblowing system will be partially reimbursed through this DOE initiative.

In September 2001, Pegasus entered into an agreement with Alstom Power Customer Services China (“Alstom China”) for Alstom China to have the exclusive right to license Power Perfecter in China. In October 2001, Alstom China sold the first Power Perfecter installation project under this agreement. Revenue recognized under this agreement during 2002 was $187,000.

In early 2002, Pegasus and ABB Inc. entered into a value-added reseller agreement for Pegasus’ combustion optimization solutions in the United States. ABB Inc. will offer integrated Pegasus applications with their Industrial ITTM solutions for combustion management optimization, including carbon-in-ash sensors, performance monitoring, coal flow monitoring, and ABB Inc. distributed control systems.

Pegasus will pursue additional value-added reseller and similar arrangements with appropriate parties as a means to quickly and cost effectively gain access to potential customers, particularly in foreign countries.

As of April 9, 2003, Pegasus has firm unfilled sales commitments (backlog) for software licenses and related installations at an estimated contract value of $7,467,000, which are generally expected to be filled within approximately the next 3-24 months. At April 12, 2002, such backlog approximated $7,694,000.During the year ended December 31, 2002, Pegasus’ top two customers were Cinergy Corporation and TXU Generation Company LP accounting for approximately 32% and 26% of Pegasus’ revenues, respectively, or approximately 58% in the aggregate.

Intellectual Property

NeuSIGHT utilizes a technology licensed from a wholly-owned subsidiary of Computer Associates, Inc. under an agreement which, among other terms, grants Pegasus a perpetual, irrevocable, world-wide, exclusive right and license for use in process monitoring and control applications in the electric utilities industry. Payments are made to Computer Associates for each neural network license sold, one of which is required for each NeuSIGHT installation. The programming code that constitutes NeuSIGHT is a trade secret.

Pegasus received the exclusive right to license Pavilion’s Power Perfecter under an Asset Purchase and License Agreement with Pavilion dated July 31, 2001.

Competition

Pegasus faces direct competition from approximately three companies that offer software products providing combustion optimization benefits to the electric power industry. In addition, Pegasus faces indirect competition from a similar number of companies that offer control systems used to operate utility boiler units, which contain certain combustion optimization features. We believe the NeuSIGHT and Power Perfecter software solutions offer several competitive advantages over competitors’ offerings. NeuSIGHT and Power Perfecter have demonstrated an ability to operate in closed-loop supervisory mode for extended time periods without intervention.

NeuSIGHT’s neural network model is considerably more extensive and effective than competing products, through its ability to manage higher volumes of input variables (up to 7 times the level of competing products). While NeuSIGHT’s neural network models are sophisticated and complex, the software has a unique capability to retrain the model automatically as operating conditions change in the plant. Competing product models are generally static and require periodic retuning, making them more costly to maintain and less effective over time. We believe these and other features provide a much greater ability for the software to adapt to changing environmental conditions, equipment degradation, instrument calibration drift, and operating variances.

GOVERNMENT AND ENVIRONMENTAL REGULATION

Generally, environmental permitting and operating regulations in countries outside the United States that we are currently pursuing for international development are not as stringent as those which are within the United States. Nevertheless, international initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for its products and services.

K-Fuel® Technology

In the United States, the K-Fuel® product is not expected to be subject to unusual levels of local, state or federal regulation with respect to its transportation and distribution. However, any future United States production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin, and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits once facilities begin production. The types of permits that are typically required for commercial production facilities include air quality, wastewater discharge, land use, and hazardous waste treatment, storage and disposal. Future international K-Fuel® production plants will also be subject to various permitting and operational regulations specific to each country.

Pegasus

The operations of Pegasus are not significantly impacted by governmental regulation with respect to the development and delivery of NeuSIGHT, Power Perfecter, CEM, EPM and related software products and services.

EMPLOYEES

We currently have approximately 43 full-time employees, six of whom work in the areas of corporate and K-Fuel marketing, finance and administration, and the operation of the K-Fuel demonstration plant and laboratory and 37 of whom work at Pegasus in the areas of sales and marketing, software development, software implementation, finance, and administration. We consider our relations with all employees to be good.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

Some of the information presented in this Annual Report on Form 10-K constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

RISK FACTORS

We have a history of losses, deficits, working capital deficits and negative operating cash flows.

At December 31, 2002, we had a working capital deficit of $2,554,728 and an accumulated deficit of approximately $109,719,000. At December 31, 2002, after giving effect to the termination of a put option previously granted to some of our stockholders, we had a stockholders’ equity of approximately $1,735,000. We incurred net losses of approximately $39,987,000, $15,177,000 and $12,290,000 in 2002, 2001 and 2000, respectively, and of approximately $23,850,000, net of accretion of redeemable common stock, at December 31, 2002. We have experienced negative operating cash flow of approximately $3,994,000, $6,738,000 and $5,151,000 in 2002, 2001 and 2000, respectively. Further, the report from our former independent accountants to our consolidated financial statements for the years ended December 31, 2001 and 2000 contained an explanatory paragraph regarding our ability to continue as a going concern. We and our predecessors have not achieved significant K-Fuel® licensing, royalty or product sales revenue.

We expect to incur significant additional operating losses and continued negative cash flows from operations for the foreseeable future. We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs. We are not able to estimate when, if ever, our revenue will increase sufficiently to cover these costs. Further, we may not achieve or maintain profitability or generate cash from operations in future periods.

As a result, we have been and continue to be very dependent on strategic relationships, sales of our debt and equity securities and short-term loans from our directors and third parties to fund the operating costs associated with our business. Our continuation is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to comply with the terms of our financing agreements, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof. A lack of adequate financing may adversely affect our ability to make necessary interest and principal payments on our indebtedness, respond to changing business and economic conditions and competitive pressures, absorb negative operating results, and fund capital expenditures or increased working capital requirements.

We have contractual limitations on our ability to secure additional funding.

Our ability to secure additional financing is limited by the terms of a common stock this and warrant purchase agreement for the sale of 6.76 million shares of common stock in 2002. Under the terms of this agreement and a related investors rights agreement we are prohibited from selling and issuing any of our preferred stock until the investors no longer hold any shares of common stock or warrants, or obtain a waiver to sell and issue preferred stock from at least two-thirds of these investors. The terms of this agreement have subsequent dilutive offering protections that are triggered if we sell common stock at a price below $2.50 per share. The investors under this common stock and warrant purchase agreement also have the first right of purchase related to potential sales of our common stock until August 21, 2004.

Technical and operational problems may adversely impact our ability to develop K-Fuel® projects or facilities.

There have been past significant technical and operational problems with the construction of the K-Fuel® facility. The construction of the first commercial-scale K-Fuel® production facility (the “ KFP” Facility”) began in 1995, which was completed and began operations in April 1998. The facility experienced a series of construction problems during and after it began operations, including a 1996 fire at the facility and issues relating to the flow of materials within the facility and the design and operation of pressure release equipment. Following the commencement of operations, the KFP Facility experienced problems relating to tar and residue build-up within the system during production and product quality issues related to product dusting. As a result of these problems, operations at the KFP Facility were suspended. In 2000, we tested an improved K-Fuel® production process using Powder River Basin (“PRB”) coals, which resulted in an improved K-Fuel® product which is low in SO2, NOx, mercury and chlorine. Analysis of this improved K-Fuel® product indicated that this improved K-Fuel® production process can be more reliable than the process used by the KFP Facility. Additionally, the improved K-Fuel® production facilities would require less capital and have lower operating costs than previous K-Fuel® plant designs. However, there can be no assurance that any future K-Fuel® production facilities will not experience technical or operational problems similar to or in addition to those experienced at the KFP Facility. To the extent that other technical or operational problems materialize, our ability to develop other K-Fuel® projects or facilities would be jeopardized.

The K-Fuel® Technology has not yet shown economic viability.

We have only recently finished the development of the K-Fuel® Technology, and we will need to raise additional capital to build the first commercial K-Fuel® production facility. Our future success depends upon our ability to successfully construct and operate commercial K-Fuel® production facilities.

The process of developing, financing and constructing K-Fuel® production facilities, including obtaining necessary regulatory permits and approvals, is complex, lengthy and costly and subject to numerous risks, uncertainties and factors beyond our control, including cost overruns, delays, damage and technical delays. In addition, local opposition to a particular project can substantially increase the cost and time associated with developing the project, and can, potentially, render a project unfeasible or uneconomical. Future projects for the development of K-Fuel® production facilities may incur substantial costs or delays or may be unsuccessful as a result of such opposition.

Only a small percentage of the projects that are considered and pursued may ultimately result in operating projects that are sufficiently successful to provide us with license fee income, royalty fee income and equity participation income. As a result, we may not be able to recover any expenses that we incur in the evaluation and development of certain projects.

The market for the K-Fuel® Technology is unclear.

Although we believe that a substantial market will develop both domestically and internationally for clean coal fuel products, no established market for beneficiated fuel products exists. As a result, the availability of accurate and reliable pricing information and transportation alternatives is not fully known. The future success of our K-Fuel® Technology will depend on our ability to establish a market for clean coal fuel products among potential customers such as electrical utility companies and industrial coal users. Further, potential users of our fuel products may be able to choose among alternative fuel supplies. The market viability for the K-Fuel® Technology will not be known until we complete construction of one or more commercial-scale production facilities, either in the United States or internationally, that produce, on a consistent basis, commercial quantities of fuel that meet certain minimum performance specifications. There is a risk that commercial-scale production facilities when completed will be unable to generate sufficient market interest to continue in business. Further, there can be no assurance that a commercial-scale K-Fuel® facility will be economically successful. If we are unable to complete construction and successfully operate a commercial K-Fuel® production facility, we will not be able to sustain our operations or achieve future growth.

There are risks related to sale of Pegasus or transfer of assets.

On March 14, 2003 we and Kennecott signed a non-binding letter of intent with respect to a potential transaction pursuant to which Kennecott will transfer to us all of Kennecott’s membership interest in K-Fuel, LLC and the full ownership of certain related technology developed by Kennecott, in consideration for which we will transfer to Kennecott preferred and common stock in Pegasus, having the equivalent of $8 million in value, at a value per share to be agreed by us and Kennecott, provided that such equivalent value shall result in the acquisition by Kennecott of a majority interest in and control of Pegasus.

In the absence of unanticipated delay, such a transaction could be completed in the second or third quarter of 2003. If such transaction were to consummate, our business will change significantly, and we will be dependent to a large extent on the K-Fuel® technology, which has not yet proved to be commercially viable. As a result of the reduction of our interest in Pegasus, our revenues may significantly decline. These changes may have a material adverse effect on us.

The market for NeuSIGHT® and related software is new and uncertain and will depend upon successful sales and marketing strategies and product improvement strategies.

Pegasus, which sells our NeuSIGHT® products, had revenues of approximately $5.2 million in 2002 and $3.0 million in 2001. These revenues are for the sale of licenses for NeuSIGHT® and Power

Perfecter™, installation services, maintenance and other revenue. The market for Pegasus products is new and uncertain. Combustion and other optimization software such as NeuSIGHT®, Power Perfecter™, and other similar products have only been used by the electric power business for a few years. We believe that market pressures caused by the developing deregulation of the electric power industry and the Clean Air Act will accelerate demand for, and market acceptance of, combustion optimization products.

We believe that increased market acceptance of Pegasus software is dependent, in part, on our ability to simplify and streamline its installation process. Product improvements directed at this objective have been made and new versions of NeuSIGHT® were released to the market in late 1999, late 2000 and in early 2002. There can be no assurance that our efforts to further improve Pegasus software products to more fully meet our objectives will be successful. If the market for Pegasus’ NeuSIGHT® software products fails to develop or if we are unable to successfully market or improve our products, our results of operation and financial condition will be materially adversely affected.

Pegasus’ operating results depend on a limited number of customers, and the loss of customers or Pegasus’ inability to attract new customers would seriously harm our operating results.

Pegasus has in the past derived, and may in the future derive, a significant portion of its net revenues from a limited number of customers. During the year ended December 31, 2002, Pegasus’ top two customers were Cinergy Corporation and TXU Generation Company LP, accounting for approximately 32% and 26% of Pegasus’ revenues, respectively, or approximately 58% in the aggregate. We expect that these two customers will continue to account for a substantial portion of Pegasus’ revenue for the duration of their contracts, which are expected to continue through July 2004. Pegasus will need to establish business relationships with new customers to replace existing customers as contracts with existing customers are completed, expired, terminated or otherwise discharged. We cannot guarantee that Pegasus will be able to increase its customer base. If Pegasus were to lose Cinergy Corporation or TXU Generation Company LP as customers, if either of these customers were to significantly reduce their volume of business with Pegasus, or if Pegasus is unable to increase its customer base, our business, results of operations and financial condition would be materially adversely affected.

Deregulation in the United States power industry may result in increased competition for our products.

We expect that deregulation in the United States power industry will result in utilities and other power generators placing a high emphasis on reducing costs in their operations. This situation may, in turn, result in increased competition from other producers of beneficiated coal products, other clean fuel sources, other developers of combustion optimization software and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel® Technology and Pegasus’ combustion optimization technology and related software.

Our markets are competitive.

We face competition from other companies in the clean coal and alternative fuel technology industries as well as the emission control equipment industry. Many of these companies have financial and managerial resources much greater than ours and, therefore, may be able to offer products more competitively priced and more widely available than ours. Also, competitors’ products may make our technology and products obsolete or non-competitive. Our future success may depend on our ability to adapt to such changing technologies and competition.

We are subject to risks of changing laws.

A significant factor driving the creation of the United States market for K-Fuel®, other beneficiated coal products, Pegasus combustion optimization and related software products is the Clean Air Act, as amended, which specifies various air emission requirements for electrical utility companies and industrial coal users. We believe that compliance with the air emission regulations by these coal users can be fully or partially met through the use of clean-burning fuel technologies, like K-Fuel®, and combustion optimization software, like NeuSIGHT® and Power Perfecter™. We are unable to predict future regulatory changes and their impact on the demand for our products. While more stringent laws and regulations, including, without limitation, new mercury emission standards that are expected to be proposed by December 15, 2003, may increase demand for our products. Such laws and regulations could also result in reduced use of coal if utilities switch to other sources of fuel. Similarly, amendments to the Clean Air Act that would have the effect of relaxing emissions limitations, or a repeal of the Clean Air Act would have a material adverse effect on our prospects.

Our inability to adequately protect and defend our proprietary technology could harm our business.

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents on our K-Fuel® technology, however, competitors may successfully challenge the validity or scope of one or more of our patents or any future allowed patents. These patents alone, our trade secret rights with respect to NeuSIGHT® and indemnification by the licensors of various Pegasus software products may not provide us with any significant competitive advantage.

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

As is common in the software industry, we may, from time to time receive notices from third parties claiming infringement by our software products of third party patent and other property rights.

Any actions taken by us to enforce our patents or other property rights could result in significant expense to us as well as the diversion of management time and other resources. In addition, detecting infringement and misappropriation of patents or intellectual property can be difficult, and there can be no assurance that we would detect any infringement or misappropriation of our proprietary rights. Even if we are able to detect infringement or misappropriation of our proprietary rights, litigation to enforce our rights could cause us to divert significant financial and other resources from our business operations, and may not ultimately be successful. If we are required to divert significant resources or time to the enforcement of our proprietary rights, even if the enforcement is successful, our business, results of operation and financial condition could be materially adversely affected.

We rely on key personnel and must be able to retain or attract qualified personnel.

We believe that our performance is substantially dependent on the performance of a small group of senior managers and key technical personnel. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

Local opposition to K-Fuel® projects could substantially delay or prevent development of new K-Fuel facilities.

Development, construction and operation of K-Fuel® production facilities require numerous environmental and other permits. The process of obtaining these permits can be lengthy and expensive. In addition, local opposition to a particular project can substantially increase the cost and time associated with developing a project, and can, potentially, render a project unfeasible or uneconomical. We may incur substantial costs or delays or may be unsuccessful in developing K-Fuel® production facilities as a result of such opposition.

A significant portion of the potential of the K-Fuel and Pegasus businesses is subject to international risks.

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

Our ability to take advantage of net operating losses if we achieve profitability could be limited.

Under Section 382 of the Internal Revenue Code (“IRC”), the use of prior net operating losses is limited after an “ownership change,” as defined in Section 382. The limitation, if applicable, is equal to the value of the loss corporation’s outstanding stock immediately before the date of the ownership change multiplied by a long-term interest rate specified by the IRC. The quoted market value of a stock is a factor to consider, but not necessarily a conclusive factor, in determining the fair value of a corporation’s stock. Additional issuances of equity interests by us, or on the exercise of outstanding warrants or options to purchase our common stock may result in an ownership change that is large enough to trigger the Section 382 limitations. In the event we achieve profitable operations and taxable income, any significant limitation on the use of our net operating losses to offset taxable income would have the effect of increasing our tax liability and reducing net income and available cash resources.

We are required to pay third parties a significant portion of licensing and royalty revenues with respect to K-Fuel® technology.

We anticipate that a significant portion of our future revenues with respect to K-Fuel® will be in the form of licensing and royalty payments from third party licensees operating commercial-scale production facilities of K-Fuel®. Pursuant to various agreements we have executed, we are required to pay third parties a substantial portion of licensing and royalty revenues that we receive. The Estate of Edward Koppelman is entitled to 25 percent of all license fees and royalties, with a maximum of approximately $75.2 million; Fort Union Ltd. is entitled to 20 percent of royalties from K-Fuel® production in the United States, Canada and Mexico, not to exceed $1.5 million; and Ohio Valley Electric is entitled to 0.5 percent of royalties derived from the sale of K-Fuel®. As of December 31, 2002, the Estate of Edward Koppelman has received $275,000 in licensing fees and royalties. Amounts due under these agreements will decrease our revenues from the commercialization of the K-Fuel® Technology.

We must maintain compliance with the American Stock Exchange (“Amex”) continued listing standards.

Our common stock is listed on the Amex and to maintain our listing we must meet certain continued listings standards. Specifically, pursuant to Section 1003(a)(iii) of the Amex Company Guide, the Amex will consider delisting a company that has stockholders’ equity of less than $6 million if such company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. In the past we have failed to comply with Amex’s listing standards. On April 10, 2003 we received notification from the Amex that we are currently in compliance with Amex’s listing standards. Going forward, we will continue to be subject to the Amex’s listing standards. There can be no assurance that our common stock will remain listed on the Amex. If our common stock were delisted from the Amex for any reason, it would reduce our liquidity and could seriously reduce the value of our common stock, reduce our ability to raise additional financing, limit our use of equity instruments to satisfy outstanding obligations and limit our ability to attract qualified employees. If our common stock is delisted it may, be deemed to be “penny stock” as that term is defined in Rule 3a51-1 of the Exchange Act of 1934 and would be subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990.

We do not pay cash dividends.

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 2. PROPERTIES

Our principal executive offices consist of approximately 2,600 square feet of office space leased under a sublease through August 31, 2004, located at 3300 East First Avenue, Suite 290, Denver, Colorado 80206. The current base rent under the lease is $4,200 per month, increasing to $4,310 per month by the final year of the lease. We are also obligated to pay, as additional rent, allocable operating costs.

We are parties to the lease relating to our former principal executive offices which consisted of approximately 5,900 square feet of office space located at 1999 Broadway, Suite 3200, Denver, Colorado 80202. The lease for this office space expires in September 2004. The current base rent under the lease is $11,100 per month, escalating gradually to $11,593 per month by the final year of the lease. Effective October 1, 2000 to September 30, 2004, we subleased this office space to a third party for an average of $11,100 per month. We are also obligated to pay, as additional rent, allocable operating costs, most of which will also trigger additional rental income from the sublessee.

We have leased approximately 2,300 square feet of office space through June 30, 2003, located at 2300 Clarendon Boulevard, Suite 401, Arlington, Virginia 22201. The current base rent under the lease is approximately $5,600 per month. We are also obligated to pay, as additional rent, an allocable share of increases in certain operating costs. We have the option to renew the lease for one additional five-year term. A majority of this office space is sublet under short-term leases to third parties.

Pegasus has leased approximately 7,600 square feet of office space through October 2004, located at 5970 Heisley Road, Suite 300, Mentor, Ohio 44060. The current base rent under the lease is approximately $8,515 per month, increasing gradually to $9,146 per month by the final year of the lease. Pegasus is also obligated to pay, as additional rent, allocable operating costs. Pegasus has options to renew the lease for two additional 3-year terms, at a base rent escalated by the Consumer Price Index from the final base rent in the current term.

We, through our KFx Technology, Inc. (“KFxT”) subsidiary, own a demonstration plant and leases from a subsidiary of Black Hills Corporation (for nominal rental payments), a research and development laboratory adjacent to the KFP Facility. This facility is located on approximately 80 acres of land, inside the rail loop of Fort Union Mine, in Campbell County, Wyoming, approximately 5 miles northeast of Gillette, Wyoming. The facility is comprised of three buildings totaling approximately 7,100 square feet.

ITEM 3. LEGAL PROCEEDINGS

Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx, Inc. and others, United States District Court Southern District of New York, filed March 7, 2003. A stockholder suing derivatively on our behalf has filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, us and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and Westcliff Capital Management, LLC completed in 2002. The action seeks disgorgement of profits, interest, attorneys’ fees and costs. Such litigation is not expected to have an economic adverse effect on us.

In addition, we are a party to potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the American Stock Exchange under the trading symbol “KFX.” The following table presents the reported sales prices on the American Stock Exchange for the two-year period ended December 31, 2002:

Year	Period	High	Low
2002	First Quarter	$3.06	$2.50
	Second Quarter	$2.83	$1.80
	Third Quarter	$2.60	$1.73
	Fourth Quarter	$2.75	$1.68
2001	First Quarter	$2.90	$1.38
	Second Quarter	$3.25	$1.80
	Third Quarter	$3.85	$2.40
	Fourth Quarter	$3.25	$2.50

As of April 9, 2003, we had 236 holders of record of the common stock. This does not include holdings in street or nominee names. On April 9, 2003, the closing price of the common stock on the American Stock Exchange was $2.80 per share.

We have never paid cash dividends and do not anticipate paying dividends in the foreseeable future.

During 2002, we issued or granted the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act:

Purchaser / Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

John Venners	January 30, 2002	N/A	Common Stock	10,000	Professional services valued at $30,000

Richard Witner	January 30, 2002	N/A	Common Stock	5,000	Professional services valued at $15,000

Eastgate Management Corporation	May 2002	Exercisable at $2.75 per share, subject to certain adjustments. Expires eight years after the date of issue.	Warrant exercisable for common stock	112,500	$250,000 Promissory Note

John Venners	June 25, 2002	N/A	Common Stock	20,000	Professional services valued at $50,000

Thomas Dean	June 25, 2002	N/A	Common Stock	5,000	Professional services valued at $12,500

Eastgate Management Corporation	July 17, 2002	N/A	Common Stock	100,000	$250,000 Promissory Note

Frank Cillufo	July 17, 2002	N/A	Common Stock	80,000	$500,000[1]

Frank Cillufo	July 31, 2002	N/A	Common Stock	100,000	$250,000[2]

Richard Fisher	July 31, 2002	N/A	Common Stock	60,000	$150,000[3]

Dr. James Schlesinger	September 3, 2002	N/A	Common Stock	80,000	$200,000[4]

U.S. Global	September 12, 2002	N/A	Common Stock	320,000	$800,000[5]

Jefferies & Co.	September 26, 2002	N/A	Common Stock	160,000	Professional services valued at $400,000

Jefferies & Co.	September 26, 2002	Exercisable at $2.75 per share subject to certain adjustments. Expires five years after date of issue.	Warrants exercisable for Common Stock	180,000	Professional services valued at $450,000

Rocky Robinson	November 19, 2002	N/A	Common Stock	600,000	$1,500,000[6]

Porter LeVay	December 11, 2002	N/A	Common Stock	7,133	Professional services valued at $16,763

1	This sum includes a short-term loan to KFx Inc.
2	KFx Inc. issued a warrant in connection with this common stock sale to purchase 212,500 shares of our common stock at $2.75. This warrant expires on July 31, 2010.
3	KFx Inc. issued a warrant in connection with this common stock sale to purchase 127,500 shares of our common stock at $2.75. This warrant expires on July 31, 2010.
4	KFx Inc. issued a warrant in connection with this common stock sale to purchase 170,000 shares of our common stock at $2.75. This warrant expires on September 3, 2007.
5	KFx Inc. issued a warrant in connection with this common stock sale to purchase 680,000 shares of our common stock at $2.75. This warrant expires on September 12, 2007.
6	KFx Inc. issued a warrant in connection with this common stock sale to purchase 1,275,000 shares of our common stock at $2.75. This warrant expires on November 19, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 2002 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from the audited consolidated financial statements, beginning on page F-1. The consolidated statement of operations data for each of the two years in the period ended December 31, 1999, and the consolidated balance sheet data at December 31, 2001, 1999 and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data for the Year Ended December 31
Operating revenues	$5,160,029	$3,003,057	$2,124,770	$2,850,800	$2,220,585
Operating loss	$(9,418,879)	$(9,620,186)	$(8,998,405)	$(7,477,042)	$(6,419,014)
Net loss	$(39,987,320)	$(15,177,076)	$(12,290,172)	$(12,730,427)	$(6,783,817)
Basic and diluted net loss per share	$(1.14)	$(.58)	$(.49)	$(.53)	$(.28)
Weighted average shares of common stock outstanding	35,088,000	26,095,000	24,908,000	24,137,000	23,931,000
Balance Sheet Data at December 31
Current assets	$4,952,749	$2,547,946	$1,294,431	$1,605,466	$7,004,806
Working capital (deficit)	$(2,554,728)	$(17,402,398)	$(4,965,927)	$(3,873,922)	$4,481,499
Total assets	$15,781,872	$14,316,803	$8,471,370	$14,267,995	$22,672,289
Long-term debt	$541,716	$3,087,005	$16,670,594	$17,484,625	$17,890,793
Redeemable common stock	$—	$424,350	—	—	—
Stockholders’ equity (deficit)	$1,734,933	$(14,102,614)	$(17,433,931)	$(9,696,018)	$2,258,289

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for KFx Inc, as a whole and each of our operating segments including:

•	Factors affecting our business

•	Our revenues and losses

•	The source of our revenues and losses

•	Why those revenues and losses were different from year to year

•	Where our cash came from and how it was used

•	How all of this affects our overall financial condition

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. As you read this section, you should also refer to our consolidated financial statements and accompanying notes. These consolidated financial statements provide additional information regarding our financial activities and condition. This analysis may be important to you in making decisions about your investment in KFx Inc.

Introduction

We are a “clean energy” technology company with two principal business segments. We have developed a patented process, which we refer to as K-Fuel® Technology, that transforms low-grade high moisture content coal into high BTU low moisture coal. We also provide an advanced software package for utility boiler optimization through our majority-owned subsidiary Pegasus Technologies, Inc. (“Pegasus”). Our technology and service solutions are marketed to the electric power generation industry to facilitate the industry’s compliance with air emission standards and transformation to intensive competition, as the domestic power industry undergoes deregulation.

Our patented K-Fuel® Technology is a process which uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel. We plan to own and operate K-Fuel® production facilities, as well as license K-Fuel® Technology domestically and internationally to third parties.

During 2000, we sold 4% of our interest in Pegasus to Kennecott Energy for $1,000,000, we converted $3.6 million of debt Pegasus owed to it into convertible preferred stock and Kennecott Energy invested $2,500,000 into Pegasus in the form of convertible preferred stock.

During 2001, we closed transactions with various parties pursuant to which we sold all of our Pegasus Preferred Stock, representing an approximate 16.0% as converted interest in Pegasus, for $2,722,330 which represents an approximate 16% interest in Pegasus on an as converted basis. Included in these sales of Pegasus preferred stock were sales to Evergreen Resources, Inc. (“Evergreen”), whose Chairman is a director of KFx, for $1,500,000, two directors of KFx and KFx’s Chairman, Theodore Venners, for $100,000 each, and a related party of KFx’s Chairman for $100,000. These sales to related parties represent an as converted interest in Pegasus of approximately 11.2%.

On April 30, 2002, we satisfied our obligation to repurchase the preferred stock of Pegasus for $3,846,049. In connection with purchase of Pegasus preferred stock, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of our common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of our Convertible Debentures.

During 2002 Kennecott Energy purchased an additional $1,000,000 of Pegasus Preferred Stock. Also during 2002, we received 919,416 shares of Pegasus Common Stock in exchange for our guarantee of Pegasus’ obligations relating to the Pavilion acquisition and warrants issued in conjunction with the Cinergy advance to Pegasus.

As a result of the additional investments of Kennecott Energy in Pegasus Preferred Stock and the grant of Pegasus Common Stock to us in 2002, the ownership of Pegasus at April 9, 2003 is approximately as follows: KFx—66%, Pegasus founders—14% and Kennecott Energy—20%.

As of April 9, 2003, Pegasus has firm unfilled sales commitments (backlog) for software licenses and related installations at an estimated contract value of $7,467,000 which are generally expected to be filled within approximately the next 3-24 months. At April 12, 2002, such backlog approximated $7,694,000.

We operate in two principal segments of the clean energy industry:

•	K-Fuel—The K-Fuel® Technology is a “beneficiating process” which uses heat and pressure to transform low BTU, high moisture content coal into high BTU, low moisture content coal. In 2002 less than 1% of the Company’s revenue and approximately 15% of the Company’s operating loss before corporate and consolidating items were attributable to this segment.

•	Pegasus—Pegasus is a software company that develops and sells software products that optimize the performance of coal-fired electric utility boilers. In 2002 100% of the Company’s revenue and approximately 85% of the Company’s operating loss before corporate and consolidating items were attributable to this segment.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company bases estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Set forth below is a summary of our most critical accounting policies.

•

The Company’s revenue recognition policy is significant because the Company’s revenue is a key component of our results of operatons. The Company’s revenue is primarily attributable to the sale of software licenses and services. Revenue is recognized with the provision of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and the provisions of SOP 98-9 “Modification of SOP 97-2 Software Revenue Recognition”. Revenue is not recognized until persuasive evidence of an arrangement exists, either by way of a signed contract or signed purchase order. The Company also follows the guidelines of Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition in Financial Statements” in recognizing revenue related to the sale of software licenses and services. Where products are essential to the functionality of the delivered software, the license fee and product revenue is generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Percentage of Construction -Type and Certain - Production Type Contracts”.

•	Valuation of Long-Lived Assets, Intangible Assets and Goodwill. The Company’s valuation of its long-live assets, intangible assets and goodwill is significant related to the Company’s results of operation and financial condition. We must assess the realizable value of our long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Results of Operations

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

The consolidated operating loss in 2002 of $9,418,879, which includes $4,685,438 of non-cash charges was $201,307, or 2.1%, less than the 2001 operating loss. Pegasus’ portion of the operating loss in 2002 was $2,688,955, which was $800,754, or 22.9%, less than the 2001 Pegasus operating loss. The improvement in the Pegasus operating loss was due to a) an increase of $904,274 (89%) in the gross profits generated by Pegasus as a result of higher levels of installation projects, b) a decrease of $96,041 (15%) in research and development costs because of lower spending levels and c) an increase of $196,350 (7%) in marketing, general and administrative and management fees. The combined K-Fuel segment and corporate cost portion of the operating loss for 2002 was $6,729,924 compared to $6,130,477, an increase of $599,447 or 9.8%. The increase is due to a) the recognition of $1,822,424 for the appreciation of the outstanding stock appreciation rights, b) higher consulting and legal fees associated with the sale of 6.76 million shares of common stock in 2002, c) lower depreciation and amortization expense of $1,297,095 in 2002 because of lower patent amortization and no depreciation expense recorded at the K-Fuel demonstration plant in 2002 and d) a reduction of a $762,144 payment recorded in 2001 relating to the final payment for our Chairman’s note to the State of Wyoming in return for a 12% royalty interest held by the state.

Consolidated operating revenues increased $2,156,972, or 71.8%, from 2001 to 2002. Pegasus’ revenues for 2002 are $5,154,008, an increase of $2,150,951, or 71.6% due to an increase in Pegasus installation projects (approximately $2.2 million of the increase) and an increase in maintenance revenue of approximately $129,000. These increases were partially offset by revenue from a one-time exclusivity payment recorded in 2001 of $300,000. While Pegasus revenues increased significantly in 2002, potential customers of Pegasus have been adversely impacted by the economic downturn in the power generation industry and might delay or cancel future sales orders. Further, a continued weakening United States economy could cause longer sales cycles or delays in closing new business opportunities.

Consolidated operating costs and expenses in 2002 exceeded 2001 by $1,955,665, or 15.5%. Pegasus’ operating costs for 2002 are $7,842,963, an increase of $1,350,197, or 20.8% compared to 2001. The increase can be attributed to a) an increase in cost of software licenses and services of $1,246,677 because of higher levels of software licenses and installations and b) an increase of $196,350 in marketing, general and administrative and management fees for Pegasus. The operating costs for the K-Fuel segment and corporate cost portion for 2002 are $6,735,945, an increase of $605,468, or 9.9%, compared to 2001. The increase is primarily due to a) the recognition of $1,822,424 for the appreciation of the outstanding stock appreciation rights, b) higher consulting and legal fees associated with the sale of 6.76 million shares of common stock in 2002, c) lower depreciation and amortization expense of $1,297,095 in 2002 because of lower patent amortization and no depreciation expense recorded at the K-Fuel demonstration plant in 2002 and d) a reduction of a $762,144 payment recorded in 2001 relating to the final payment for our Chairman’s note to the State of Wyoming in return for a 12% royalty interest held by the state.

Non-operating items added $14,032,024 to the Company’s net loss in 2002, an increase of $8,475,134, or 152.5%, compared to $5,556,890 in 2001. The increase is primarily due to a) a decrease of interest expense of $783,415 (14%) because of the debenture payoff/conversion and b) an increase of other expense of $9,253,654. Other expense increased a) $2,797,739 due to the recognition of the warrant penalty incurred as part of private equity investments, b) $10,574,095 due to the recognition of expense relating to the grant of the warrants pursuant to the July 19, 2002 and August 21, 2002 private equity transactions and c) $4,230,405 in other income resulting from the revaluation of warrants at June 30, 2002 and again at August 30, 2002.

As a result of the above factors, the net loss of $23,450,903 ($.67 per share) for 2002 was $8,273,827 ($.09 per share), or 54.5%, greater than the net loss in 2001. Included in the year to date net losses were non-cash charges $17,924,648 and $8,391,179, respectively. Non-cash charges for 2002 included depreciation and amortization, accretion of maturity premium, amortization of debt discount and the cost of common stock and warrants issued for services. Non-cash charges for 2001 included depreciation and amortization, accretion of maturity premium, amortization of debt discount and the cost of common stock and warrants issued for services.

Additional non-cash expense of $16,536,417 was recognized during 2002 to accrete the redeemable common stock, pursuant to the put options, to its redemption value and to recognize expense relating to the reduction of the exercise price and extension of the term of an outstanding warrant. This non-cash expense increased the net loss available to common shareholders to $39,987,320 ($1.14 per share).

The Company has not recorded a deferred tax benefit from KFx’s and Pegasus’ net operating loss carryforwards, which approximate $79.2 million and $13.5 million, respectively, at December 31, 2002, since, based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company’s deferred tax assets will not be realized. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code (“Section 382”). Although management does not believe Section 382 places significant limitations on the use of the Company’s net operating loss carryforwards presently, transactions that may be consummated in order to obtain needed financing may result in ownership changes that are large enough to trigger the Section 382 limitations. In the event the Company achieves profitable operations and taxable income, any significant Section 382 limitation would have the effect of increasing the Company’s income tax liability and reducing available cash resources.

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

The consolidated operating loss in 2001 of $9,620,186, which includes $4,172,650 of non-cash charges, was $621,781, or 6.9%, greater than the 2000 operating loss. Pegasus’ portion of the operating loss in 2001 was $3,489,709, which was an improvement of $641,585, or 15.5%, compared to the corresponding $4,131,294 operating loss in 2000. The improvement in the Pegasus operating loss was due mainly to a significant increase in customer orders and efficiencies gained in installations during 2001. The gross margin for Pegasus’ installations increased to 34% from 6% in the prior year. The combined K-Fuel segment and corporate cost portion of the operating loss for 2001 was $6,130,477 compared to $4,867,111, an increase of $1,263,366, or 26.0%. The increased loss can be attributed to the increase in marketing, general and administrative expenses of $1,860,129, or 83.3%, from the prior year. The increase is primarily due to increased professional fees for legal and consulting services, relating to various financing arrangements that took place during 2001, in addition to $762,144 relating to the final payment for our Chairman’s note to the State of Wyoming in return for a 12% royalty interest held by the state.

Consolidated operating revenues increased $878,287, or 41.3%, from 2000 to 2001. Pegasus’ revenues for 2001 are $3,003,057, an increase of $1,108,063, or 58.4% due to increased executed orders during 2001 mainly from the Cinergy Fleetwide Agreement along with recognition of the revenue from the installation completed in Poland and the Gateway license fee. The increase in consolidated revenues was offset by the decline in K-Fuel contract revenues in 2001 because there were no contract projects during 2001. The K-Fuel contract revenues are derived from contracts negotiated with a third party who funds individual research projects. Each contract with this third party is negotiated separately as research projects arise. These contracts occur intermittently and there may not be a new project each year. The absence of such a contract in 2001 resulted in a decrease of $229,776 compared to 2000.

Consolidated operating costs and expenses in 2001 exceeded 2000 by $1,500,068, or 13.5%. Pegasus’ operating costs for 2001 are $6,492,766, an increase of $466,478, or 7.7% compared to 2000. The increase can be attributed to a) an increase in amortization expense of $198,110 mainly due to the amortization of intangibles purchased from Pavilion, b) an increase in research and development costs of $40,176, and c) an increase in headcount primarily to support the increase in contracts entered into during 2001. At December 31, 2001, Pegasus had 32 full time employees compared to 23 full time employees at December 31, 2000. The increases in costs were offset by a reduction in professional fees primarily due to the reduction in legal fees incurred during the Pavilion lawsuit and the realization of reduced sales and marketing expenses due to headcount reductions in those areas in 2000. The operating costs for the K-Fuel segment and corporate cost portion for 2001 are $6,130,477, an increase of $1,033,590, or 20.3%, compared to 2000. The increase is primarily due to the increase in professional fees for legal and consulting services, relating to various financing arrangements that took place during 2001, in addition to $762,144 relating to the final payment for our Chairman’s note to the State of Wyoming. These increases were offset by a decrease in depreciation and amortization expense of $265,984 primarily due to the full amortization of most Series “A” and “B” patents by the end of 2000 and the decrease of $560,555 in the costs at the K-Fuel demonstration plant due to the suspension of certain contract activities during 2001.

Non-operating items added $5,556,890 to the Company’s net loss in 2001, an increase of $2,265,123, or 68.8%, compared to $3,291,767 in 2000. The increase is primarily due to an increase in interest expense of $2,822,061, or 106.3%, offset by a reduction in the impairment loss recognized in 2000 of $629,000. Interest expense increased due mainly to the accretion for the maturity premium of $1,063,520 relating to the Company’s convertible debentures and the sales of Pegasus preferred stock and the amortization of the debt discount of $2,998,352 relating to the Cinergy convertible debt, the Company’s convertible debentures and the Evergreen Resources, Inc. preferred stock transaction.

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

Liquidity and Capital Resources

At December 31, 2002, our working capital deficit was $2,554,728 compared to a working capital deficit at December 31, 2001 of $17,402,398. The decrease in the working capital deficit of $14,847,670 is attributable to the $19.1 million received from the issuance of stock during 2002 together with the $4.4 million of the proceeds used to satisfy the outstanding amount due on the Pavilion Power Optimization Division acquisition obligation, and approximately $3.8 million of the proceeds was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock. The decrease is also attributable to the retirement of convertible debentures in 2002 of $3,371,200. As of December 31, 2002, we had cash and cash equivalent of $3,341,909 compared to $604,252 at December 31, 2001.

Cash Used in Operating Activities

Cash used in operating activities decreased to $3,993,900 in 2002 from $6,737,717. The decrease of $2,743,817 was due to: a) higher net loss in 2002 of $8,273,827, b) lower depreciation and amortization in 2002 of $1,293,884, c) higher amortization of debt discount of $423,103, d) lower accretion of maturity premium of $609,486, e) an increase in Stock Appreciation Rights issued for services of $1,822,424, f) an increase in liabilities to issue stock warrants of $9,141,429 g) an increase in the change in accounts receivable, unbilled revenue and deferred job costs of $587,809, h) an increase in deferred revenue of $1,269,125, i) a decrease in accounts payable and accrued expenses of $146,081 and j) a decrease in interest payable of $335,548.

Cash Used in Investing Activities

Cash used in investing activities totaled $5,499,797 in 2002, compared to $2,701,150 in 2001. The increase was primarily due approximately $2.7 million of higher acquisition costs in 2002 as compared to 2001.

Future capital expenditures are anticipated to be, primarily for the development and construction of a K-Fuel® production facility. The estimated capital expenditures for a K-Fuel production facility are approximately $20 million to $25 million. Such expenditures will be financed with existing cash balances and potential future debt or equity offerings.

Cash Provided by Financing Activities

Cash provided by financing activities totaled $12,231,354 in 2002, compared to $9,694,164 in 2001. The increase was due to a) the $19.6 million received from the issuance of common stock and warrants, b) the repayment of approximately $3.4 million of convertible debentures, c) approximately $3.8 million repurchase of Pegasus preferred stock, d) sale of Pegasus preferred stock in 2001, approximately $2.7 million, e) proceeds of $3.5 million in convertible long-term borrowings in 2001, f) repayment of approximately $1.0 million on convertible long-term borrowings in 2002, g) an increase in short-term borrowing in 2002 of $700,000, i) a reduction in payments on short-term notes to directors in 2002 of $700,000 and j) higher payments on notes payable of approximately $500,000 in 2002.

During 2002, we engaged Jefferies & Co., Inc., an investment banking firm, to assist in all aspects of strategic and financial planning. This step was taken as a part of our ongoing efforts to restructure our balance sheet in an optimal manner for the benefit of our shareholders and in view of the rapidly changing energy market opportunities and challenges. We will require significant funds to finance our proposed K-Fuel® plant.

In addition, we are considering the potential for debt and/or equity offerings by us and/or Pegasus and has had related discussions with investment banking firms. At this stage, discussions with all of these parties are preliminary, but we intend to continue such discussions and negotiate definitive agreements if acceptable terms can be reached. There is no assurance that any such discussions will result in the consummation of any such transaction.

As discussed above in March 2003 we completed two equity financing transactions. We sold a total of 7,745,000 shares of common stock at a price of $2.50 per share, for an aggregate purchase price of $19.4 million, in a series of private placements to several institutional investors. Under the terms of the agreements, the investors also received warrants for the purchase of an aggregate of 1,549,000 million shares of common stock at a purchase price of $2.75 per share (subject to adjustment) which expire five years after the date of the grant. The proceeds from the sale of these securities will be used for general corporate purposes and to partially fund the development of a K-Fuel® production facility.

On April 10, 2003 we received notification from the American Stock Exchange that we are now in compliance with their listing standards.

We are continuing to work toward our goal of licensing a large commercial K-Fuel® plant. Upon granting a license to construct a commercial scale K-Fuel® production facility, we expect to generate K-Fuel®

license fees and net cash flows. Through December 31, 2002, there were no commitments to build a K-Fuel® plant. It is estimated that construction of a K-Fuel® production facility will take approximately nine to twelve months, thus no royalty payment would begin until at least nine to twelve months after a license agreement is signed. We will require further funds to construct this production facility.

From time to time, our directors have provided us short term unsecured financing and we expect that such financing, on at least a short-term basis, will continue to be available if needed. Such short term financing will not, however, cover the cash needs we require on an ongoing basis.

We will seek to meet our cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of April 9, 2003 approximated $20.4 million; (b) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry; (c) potential debt and/or equity offerings; (d) potential fees from licensing new K-Fuel facilities; (e) potential partners in connection with opportunities to expand our product and service offerings to the power industry; and (f) unsecured short term borrowings for us and/or Pegasus from one or more of their directors and/or other parties.

Depending on the outcome of various uncertainties, including those discussed herein, we may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. The timing of collection of accounts receivable and payment of accounts payable could significantly alter our need for at least temporary financing. Should we be required to seek any additional debt and/or equity financing, our ability to do so will be affected by the agreements among KFx and the other shareholders of Pegasus related to the provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, limiting the payment of dividends by Pegasus, and precluding us from issuing, selling, transferring or pledging any of our interest in Pegasus and precluding Pegasus from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors (see also Note 2 of the consolidated financial statements).

There are no assurances that any of these potential funding sources will materialize, If the overall outcome of the various uncertainties affecting us is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all. If we require additional financing and cannot obtain it when needed, we may default on payments when due. Our former independent accountants report on the Company’s consolidated 2001 and 2000 financial statements contained an explanatory paragraph related to the Company’s ability to continue as a going concern.

Below is the detail of our obligations and the maturity of those obligations as of December 31, 2002:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4—5 years
Long-Term Debt (1)	$3,353,360	$2,375,000	$978,360
Operating Leases, net of sublease receivable	$588,000	$367,000	$218,000	$3,000
Royalty Payment to Pavilion (2)	$8,560,000

(1)	Includes $2,488,360 of debt payable to Cinergy that becomes putable back to Pegasus upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract.
(2)	Amount represents royalties payable to Pavilion based on the sales of software licenses by Pegasus. The payments have no term of expiration.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. Statement 143 is effective for financial statement for fiscal years beginning after June 15, 2002. Management is currently assessing what impact Statement 143 may have on its financial position or results of operations.

In June 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002; the Company will adopt FAS 146 on January 1, 2003.

In December 2002, the FASB issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement 148 requires more prominent disclosure for companies that account for Stock Based Compensation under Accounting Principal Board No. 25, Accounting for Stock Issued to Employees. Statement 148 amends the disclosure required under Statement 123 to require prominent disclosure in both the annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for financial statements for fiscal years ending after December 15, 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and are beginning on page F-1. The supplementary financial information required by this item is included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subsection titled “Quarterly Results of Operations/Supplementary Financial Information.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 5, 2003, PricewaterhouseCoopers LLP (“PwC”) was dismissed as independent accountants for the Company. On that same date, Deloitte & Touche LLP was recommended as the new independent accountants for the Company for the year ended December 31, 2002. The decision to change independent accountants was recommended and approved by the Audit Committee of the Board of Directors of the Company and was also approved by the Board of Directors of the Company.

PwC’s reports on our financial statements for the two fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope or accounting principle, except that PwC’s opinion on our 2001 and 2000 financial statements included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern.

During the Company’s two most recent fiscal years and the period from January 1, 2002 through February 5, 2003, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

We provided both PwC and Deloitte & Touche LLP with a copy of the foregoing disclosures.

During the year ended December 31, 2001 and 2000 and through the date hereof, the Company did not consult Deloitte & Touche LLP regarding any matters or events set forth in Item 304(a) (2) (i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Based on an evaluation carried out under the supervision, and with the participation of the management of the Company, including the Chief Executive Officer and the Chief Financial Officer, during the 90 day period prior to the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act Rules 13a-14 and 15d-14, are, to the best of their respective knowledge, effective.

(b) Changes in internal controls

Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Financial Officer are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

The following consolidated financial statements of KFx, Inc. are filed as part of this report:

(2) List of Financial Statement Schedules

None

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(2)	Certificate of Amendment to Certificate of Incorporation of the Company

3.3(5)	Second Amended and Restated Bylaws of the Company

4.1(5)	Sample Common Stock Certificate

4.2(9)	Indenture dated July 25, 1997 by and between the Company and Colorado National Bank

4.3(9)	Form of Warrant to Purchase Common Stock issued to Placement Agents in connection with issuance of 6% Convertible Debentures, due 2002

4.4(11)	Company Stock Purchase Warrant dated June 19, 1997 and Amendment No. 2 dated August 3, 1998 between the Company and Peter G. Martin

4.5(11)	Common Stock Purchase Warrant dated August 2, 1995 and Amendment No. 1 dated August 3,

		1998 between the Company and Peter G. Martin

4.6	(11)	Common Stock Purchase Warrant dated November 15, 1996 and Amendment No. 1 dated August 3, 1998 between the Company and Innovative Research Associates, Inc.

4.7	(16)	Statement Respecting Rights of Series B Preferred Stock of Pegasus Technologies, Inc.

4.8	(16)	Statement Respecting Rights of Series C Preferred Stock of Pegasus Technologies, Inc.

4.9	(16)	Warrants to Purchase 1,000,000 Shares of KFx Inc. Common Stock issued to Evergreen Resources, Inc. as of February 9, 2001

4.10	(16)	Registration Rights Agreement Between the Company and Evergreen Resources, Inc. dated February 9, 2001

4.11	(16)	Warrants to Purchase 166,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of March 8, 2001

4.12	(16)	Registration Rights Agreement Between the Company and William H. Walker dated March 8, 2001

4.13	(16)	Warrants to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Theodore Venners as of March 8, 2001

4.14	(16)	Registration Rights Agreement Between the Company and Theodore Venners dated March 8, 2001

4.15	(16)	Warrants to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark S. Sexton as of April 10, 2001

4.16	(16)	Registration Rights Agreement Between the Company and Mark S. Sexton dated April 10, 2001

4.17	(16)	Warrants to Purchase 1,300,000 Share of KFx Inc. Common Stock issued to Landrica Development Company as of May 1, 2000

4.18	(16)	Registration Rights Agreement Between the Company and Landrica Development Company dated Mary 1, 2000

4.19	(17)	Warrant to Purchase 14,888 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of May 21, 2001

4.20	(17)	Registration Rights Agreement Between the Company and Stanley G. Tate dated May 21, 2001

4.21	(17)	Warrant to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark Sexton as of May 25, 2001

4.22	(17)	Registration Rights Agreement Between the Company and Mark Sexton dated May 25, 2001

4.23	(18)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001

4.24	(18)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001

4.25	(18)	Warrant to Purchase 200,000 Shares of KFx Inc. Common Stock issued to Cinergy Services, Inc. dated July 24, 2001

4.26	(18)	Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to H.M.R., L.P. dated July 28, 2001

4.27	(21)	Warrant to Purchase 133,333 Shares of KFx Inc. Common Stock issued to Dr. James R. Schlesinger as of November 29, 2001

4.28	(21)	Registration Rights Agreement Between the Company and Dr. James R. Schlesinger dated November 29, 2001

4.29	(21)	Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of November 29, 2001

4.30	(21)	Registration Rights Agreement Between the Company and William H. Walker dated November 29, 2001

4.31	(21)	Warrant to Purchase 181,553 Shares of KFx Inc. Common Stock issued to U.S. Global LLC as of November 29, 2001

4.32	(21)	Registration Rights Agreement Between the Company and U.S. Global LLC dated November 29, 2001

4.33	(21)	Warrant to Purchase 51,779 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of November 29, 2001

4.34	(21)	Registration Rights Agreement Between the Company and Stanley G. Tate dated November 29, 2001

4.35	(21)	Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Lori G. Venners as of November 29, 2001

4.36	(21)	Registration Rights Agreement Between the Company and Lori G. Venners dated November 29, 2001

4.37(22)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Frank Cilluffo dated January 10, 2002

4.38(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to Paul Archinard dated February 12, 2002

4.39(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to William A. Boyd dated February 15, 2002

4.40(22)	Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to Daniel Marino dated February 12, 2002

4.41(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to Mariella Marquezd dated February 15, 2002

10.1(1)	Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development Company, and the Koppelman Group dated December 29, 1992

10.2(1)	Assignment of U.S. Patents by K-Fuel Limited Partnership to the Company dated July 23, 1993

10.3(1)	Assignment of U.S. Trademark Registration by K-Fuel Limited Partnership to the Company dated July 23, 1993

10.4(1)	Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group

10.5(1)	Agreement dated December 19, 1991 among K-Fuel Partnership, Edward Koppelman, K-Fuel Limited Partnership and KSA Inc.

10.6(1)	Restricted Stock Plan for Directors and Selected Officers dated December 16, 1993

10.7(4)	Restricted Stock Plan for Selected Independent Contractors dated February 16, 1994

10.8(1)	Stock Option Plan dated December 16, 1993

10.9(1)	Settlement Agreement dated December 14, 1992

10.10(1)	Stock Exchange Agreement Dated December 14, 1992

10.11(1)	Stipulation and Agreement dated February 28, 1994 between Energy Brothers Technology, Inc., State of Wyoming, the Company, Theodore Venners, Edward Koppelman and Energy Brothers Holding, Inc.

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

10.27(12)	1999 Stock Incentive Plan

10.28(13)**	First Amended Limited Liability Company Agreement of K-Fuel, L.L.C. dated June 29, 1999

10.29(15)	Exchange Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.

10.30(15)	Transfer Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.

10.31(14)**	Common Stock and Series A Preferred Stock Purchase Agreement among Pegasus Technologies, Inc., KFx Inc. and Kennecott Energy Company dated March 3, 2000

10.32(14)	Pegasus Technologies, Inc. Stockholders and Voting Agreement dated March 3, 2000

10.33(14)	Marketing Services Agreement dated March 3, 2000 among Pegasus Technologies, Inc., Net Power Solutions, LLC, K-Fuel LLC, KFx Inc. and Kennecott Energy Company

10.34(16)	1996 Stock Option and Incentive Plan of KFx Inc.

10.35(18)	Common Stock and Warrant Purchase Agreement between the Company and Bayou Fund, LLC dated July 16, 2001

10.36(18)	Registration Rights Agreement Between the Company and Bayou Fund, LLC dated July 16, 2001

10.37(18)	Addendum to Blanket Contract, No. 142072, dated May 1, 2001, Project — Cinergy NOx Compliance Plan, Addendum dated July 24, 2001

10.38(19)**	Asset Purchase and License Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc., Pegasus Technologies, Inc. and KFx Inc.

10.39(19)	Assignment and Assumption Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc. and Pegasus Technologies, Inc.

10.40(19)	Guaranty Agreement, dated July 31, 2001, by KFx Inc.

10.41(20)	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002

10.42(23)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002

10.43(24)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002

10.44(25)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002

10.45(26)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002

10.46(27)	Common Stock and Warrant Purchase Agreement between KFx Inc. and U.S. Global Capital Inc. dated August 21, 2002

10.47(28)	Annex B to Schedule 6.5(iv) (b) to the First Amended Limited Liability Agreement of K-Fuel, L.L.C.

10.48(28)**	Schedule 10.1 (ii) (B) to the First Amended Limited Liability Agreement of K-Fuel, L.L.C.

10.49(29)	Waiver of Penalty Warrants dated September 25, 2002

10.50(30)	Common Stock and Warrant Purchase Agreement between KFx Inc. and Rocky Robinson dated September 30, 2002

10.51(30)	Promissory Noted dated September 30, 2002

10.52(31)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 4, 2003

16.1(32)	Representation letter from PricewaterhouseCoppers LLP

21.1(21)	Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of PricewaterhouseCoppers LLP

24.1*	Powers of Attorney, incorporated by reference to Signature page

99.1*	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.
**	Certain portions of this Exhibit were omitted based upon a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission.

(1)	Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994 as an exhibit to the Company’s Form 10-SB and incorporated herein by reference.
(2)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Current Report on Form 8-K dated August 22, 1997 and incorporated herein by reference.
(3)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Registration Statement on Form SB-2 (File No. 33-97418) and incorporated herein by reference.
(4)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Registration Statement on Form SB-2 (File No. 33-90128) and incorporated herein by reference.

(5)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.
(6)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.
(7)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(8)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(9)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(10)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(11)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(12)	Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company’s Proxy Statement on Schedule 14A and incorporated herein by reference.
(13)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated June 29, 1999 and incorporated herein by reference.
(14)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated March 7, 2000 and incorporated herein by reference.
(15)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 27, 1999 and incorporated herein by reference.
(16)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(17)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(18)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(19)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 15, 2001 and incorporated herein by reference.
(20)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated April 2, 2002 and incorporated herein by reference.
(21)	Document previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed on April 16, 2002.
(22)	Document previously filed with the U.S. Securities and Exchange Commission as an exhibit to the Company Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated here in by reference.
(23)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 30, 2002 and incorporated here in by reference.
(24)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated April 2, 2002 and incorporated here in by reference.
(25)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated July 24, 2002 and incorporated here in by reference.
(26)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 28, 2002 and incorporated here in by reference.

(27)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated September 17, 2002 and incorporated here in by reference.
(28)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated June 18, 2002 and incorporated here in by reference.
(29)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated September 27, 2002 and incorporated here in by reference.
(30)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated October 4, 2002 and incorporated here in by reference.
(31)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated March 11, 2003 and incorporated here in by reference.
(32)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated February 6, 2003 and incorporated here in by reference.

(b) Reports on Form 8-K

During the quarter ended December 31, 2002, the Company filed Current Reports on Form 8-K dated October 4, 2002 under Item 5, Other Events and December 20, 2002 under Item 5, Other Events.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 14, 2003	KFX INC.

	By:	/s/ THEODORE VENNERS
Theodore Venners Chairman of the Board of Directors, President, and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore Venners and Jerry A. Mitchell, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ THEODORE VENNERS Theodore Venners	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	April 14, 2003

/s/ JERRY A. MITCHELL Jerry A. Mitchell	Vice President-Finance and Acting Chief Financial Office (Principal Financial and Accounting Officer)	April 14, 2002

/s/ STANFORD M. ADELSTEIN Stanford M. Adelstein	Director	April 14, 2003

/s/ VINCENT N. COOK Vincent N. Cook	Director	April 14, 2003

/s/ JACK C. PESTER Jack C. Pester	Director	April 14, 2003

/s/ DR. JAMES R. SCHLESINGER Dr. James R. Schlesinger	Director	April 14, 2003

/s/ MARK S. SEXTON Mark S. Sexton	Director	April 14, 2003

/s/ RICHARD S. SPENCER III Richard S. Spencer	Director	April 14, 2003

/s/ STANLEY G. TATE Stanley G. Tate	Director	April 14, 2003

/s/ JAMES S. PIGNATELLI James S. Pignatelli	Director	April 14, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, Theodore Venners, certify that:

1.	I have reviewed this annual report on Form 10-K of KFx Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THEODORE VENNERS
Theodore Venners Chairman and Chief Executive Officer

April 14, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, Jerry A. Mitchell, certify that:

1.	I have reviewed this annual report on Form 10-K of KFx Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JERRY A. MITCHELL
Jerry A. Mitchell Vice President of Finance and Acting Chief Financial Officer

April 14, 2003

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of KFx Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of KFx Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 with the implementation of Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Denver, Colorado

April 11, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of KFx Inc.

In our opinion, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders’ deficit, and of cash flows for each of the two years in the period ended December 31, 2001, listed in the index appearing under Item 15(a)(1) on page 35 present fairly, in all material respects, the financial position, results of operations and cash flows of KFx Inc. and its subsidiaries at December 31, 2001 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

April 12, 2002

KFX INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$3,341,909	$604,252
Trade accounts receivable	352,258	738,442
Unbilled revenue	623,075	359,079
Other receivables	23,358	93,522
Prepaid expenses	118,541	253,983
Debt issue costs, net of accumulated amortization	—	145,954
Deferred job costs	493,608	352,714

Total current assets	4,952,749	2,547,946
Property, plant and equipment, net of accumulated depreciation	279,752	309,510
Patents, net of accumulated amortization	1,448,532	1,712,095
Investment in K-Fuel, L.L.C	355,068	351,454
Intangibles, net of accumulated amortization	3,337,567	1,261,083
Goodwill, net of accumulated amortization	4,583,361	7,370,355
Debt issue costs, net of accumulated amortization	66,237	108,503
Prepaid royalty	521,494	498,000
Other assets	237,112	157,857

TOTAL ASSETS	$15,781,872	$14,316,803

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,108,571	$2,312,526
Accrued expenses	797,194	579,892
Interest payable	150,284	472,049
Deferred revenue	2,733,133	1,028,750
Deferred income	98,629	152,684
Short-term notes payable to directors	450,000	450,000
Obligations to repurchase Pegasus preferred stock, net	—	2,508,788
Convertible debentures	—	7,195,326
Current maturity of convertible long-term debt	844,666	—
Current maturity of long-term debt	325,000	5,250,329

Total current liabilities	7,507,477	19,950,344
Deferred revenue, less current portion	242,359	423,673
Long-term debt, less current maturities	90,000	130,000
Convertible long-term debt, less current maturities	451,716	2,957,005

Total liabilities	8,291,552	23,461,022

Commitments and Contingencies (Note 17)
Minority interest	5,755,387	4,534,045

Redeemable common stock, -0- and 141,450 shares issued and outstanding	—	424,350

Stockholders’ deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 80,000,000 shares authorized; 38,968,012 and 28,956,104 shares issued and outstanding, respectively	38,968	28,956
Note receivable and other	(95,089)	—
Additional paid-in capital	111,510,337	72,136,810
Accumulated deficit	(109,719,283)	(86,268,380)

Total stockholders’ equity (deficit)	1,734,933	(14,102,614)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,781,872	$14,316,803

The accompanying notes are an integral part of these

consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2002	2001	2000
OPERATING REVENUES
Pegasus software licenses and services	$5,154,008	$3,003,057	$1,894,994
K-Fuel demonstration plant and laboratory contract revenue	—	—	229,776
K-Fuel license fee	6,021	—	—

Total operating revenues	5,160,029	3,003,057	2,124,770

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	3,227,632	1,980,955	1,775,780
K-Fuel demonstration plant and laboratory	230,236	220,933	781,488
K-Fuel royalty	1,505	—	—
Marketing, general and administrative	9,065,712	6,977,607	5,123,026
Pegasus research and development	558,545	654,586	614,410
Depreciation and amortization	1,495,278	2,789,162	2,828,471

Total operating costs and expenses	14,578,908	12,623,243	11,123,175

OPERATING LOSS	(9,418,879)	(9,620,186)	(8,998,405)
Other expense, net	(9,336,799)	(83,145)	(11,381)
Interest expense	(4,694,274)	(5,477,689)	(2,655,628)
Equity in income (loss) of unconsolidated affiliates	(951)	3,944	4,242
Impairment losses	—	—	(629,000)

NET LOSS	$(23,450,903)	$(15,177,076)	$(12,290,172)

Deemed dividend attributable to warrant holder	(399,446)	—	—
Accretion of redeemable common stock	(16,136,971)	—	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(39,987,320)	$(15,177,076)	$(12,290,172)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.14)	$(.58)	$(.49)

Weighted-average common shares outstanding	35,088,000	26,095,000	24,908,000

The accompanying notes are an integral part of these

consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Note Receivable and Other	Accumulated Deficit
	Shares	Amount
Balance at December 31, 1999	24,482,240	$24,482	$49,080,632	$—	$(58,801,132)
Stock issued for converted debentures (Note 11)	520,540	521	1,902,587	—	—
Issuance of warrants (Note 6)	—	—	2,200,000	—	—
Stock issued for services	113,500	113	283,038	—	—
Stock issued in connection with acquisition (Note 2)	80,000	80	165,920	—	—
Net loss	—	—	—	—	(12,290,172)

Balance at December 31, 2000	25,196,280	25,196	53,632,177	—	(71,091,304)
Stock issued for converted debentures (Note 11)	2,450,224	2,450	10,544,035	—	—
Issuance of warrants (Note 16) .	—	—	3,702,024	—	—
Stock issued for services	309,500	310	759,274	—	—
Stock issued in private placement transactions	1,000,100	1,000	3,499,300	—	—
Net loss	—	—	—	—	(15,177,076)

Balance at December 31, 2001	28,956,104	28,956	72,136,810	—	(86,268,380)
Stock issued for converted debentures (Note 11)	1,563,325	1,563	4,950,122	—	—
Issuance of warrants (Note 16)	—	—	25,854,580	—	—
Stock issued for services	387,133	387	975,575	—	—
Stock issued in private placement transactions (Note 13)	1,160,000	1,160	2,898,840	—	—
Accretion of redeemable common stock to redemption value (Note 13)	—	—	(16,136,971)	—	—
Beneficial conversion charge on convertible debentures (Note 11)	—	—	802,000	—	—
Reclassification of redeemable common stock to equity (Note 13)	6,901,450	6,902	18,206,957	—	—
Stock appreciation rights (Note 15)	—	—	1,822,424	—	—
Issuance of warrant and note receivable (Note 14)	—	—	—	(95,089)	—
Net loss	—	—	—	—	(23,450,903)

Balance at December 31, 2002	38,968,012	$38,968	$111,510,337	$(95,089)	$(109,719,283)

The accompanying notes are an integral part of these

consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2002	2001	2000
OPERATING ACTIVITIES
Net loss	$(23,450,903)	$(15,177,076)	$(12,290,172)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,495,278	2,789,162	2,828,471
Impairment losses	—	—	1,093,000
Equity in (income) loss of unconsolidated affiliates	951	(3,944)	(4,242)
Accretion of maturity premium	454,034	1,063,520	1,361,893
Amortization of debt discount	3,421,455	2,998,352	192,591
Common stock and warrants issued for services	1,348,413	1,383,488	283,151
Stock appreciation rights	1,822,424	—	—
Warrants issued with redeemable common stock	9,141,429	—	—
Minority interest preferred dividends	221,342	156,657	60,000
Other non-cash activity	19,323	—	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, unbilled revenue, and deferred job costs	(44,931)	(632,740)	(29,695)
Prepaid and other assets	(32,545)	(137,470)	2,076
Deferred revenue	1,728,932	459,807	(262,306)
Accounts payable and accrued expenses	202,663	348,744	1,718,219
Interest payable	(321,765)	13,783	(84,803)
Other liabilities	—	—	(19,000)

Cash used in operating activities	(3,993,900)	(6,737,717)	(5,150,817)

INVESTING ACTIVITIES
Patent acquisition and pending patent applications	(94,527)	(102,910)	(294,623)
Deferred sale of subsidiary stock	—	—	1,000,000
Investments in equity and cost basis investees	(58,619)	—	—
Purchases of property and equipment	(141,603)	(119,146)	(65,915)
Proceeds from sale of investment in KFx Fuel Partners LP	—	—	1,527,048
Cash paid on obligation for acquisition of business	(5,205,048)	(2,479,094)	—

Cash provided by (used in) investing activities	(5,499,797)	(2,701,150)	2,166,510

FINANCING ACTIVITIES
Issuance of preferred stock in subsidiary	1,000,000	1,000,000	2,000,000
Issuance of common stock and warrants, net	19,621,392	3,500,300	—
Proceeds from sale of Pegasus preferred stock	—	2,722,330	—
Proceeds from convertible long-term borrowing	—	3,500,000	—
Proceeds from short-term notes issued to directors	—	300,000	1,550,000
Proceeds from short-term notes payable	1,000,000	—	—
Repayment of convertible debentures	(3,371,200)	—	—
Repurchase of Pegasus preferred stock	(3,846,049)	—	—
Repayment of short-term notes payable to directors	—	(700,000)	(700,000)
Repayment of convertible long-term borrowing	(1,011,639)	—	—
Payments on notes payable	(1,161,150)	(628,466)	(171,167)

Cash provided by financing activities	12,231,354	9,694,164	2,678,833

Increase (decrease) in cash and cash equivalents	2,737,657	255,297	(305,474)
Cash and cash equivalents, beginning of period	604,252	348,955	654,429

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,341,909	$604,252	$348,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,149,725	$1,429,925	$1,186,162

The accompanying notes are an integral part of these

consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Year Ended December 31, 2002

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

During the first quarter of 2002, the Company sold common stock in a private placement transaction, which reduced the conversion price of the Convertible Debentures to $2.50 per share. The reduction of the conversion price resulted in a beneficial conversion feature charge of $802,000, which was recorded as debt discount and a reduction to stockholders’ deficit. The debt discount was amortized to interest expense over the remaining life of the Convertible Debentures (see Note 11).

Due to the conversion and repayment of all of the Convertible Debentures during the third quarter of 2002, the conversion price of the convertible long-term debt was reset to $2.75 per share. The reduction of the conversion price resulted in a beneficial conversion feature charge of $1,098,381, which was recorded as a debt discount and a reduction to stockholders’ deficit. The debt discount is being amortized to interest expense over the estimated remaining term of the convertible debt (see Note 10).

The Company issued warrants to purchase 500,000 shares of KFx common stock in conjunction with the notes payable issued during the first quarter of 2002, resulting in debt discount of $446,265, which was amortized to interest expense through the maturity of the notes on June 30, 2002 (see Note 10).

The Company issued warrants to purchase approximately 14,365,000 shares of KFx common stock in conjunction with private placements of the Company’s common stock during the year, resulting in accretion expense of $15,145,694 (see Note 13). The Company was also obligated to issue additional warrants to purchase 1,858,065 shares of KFx common stock through the date the Form S-3 registration statement was deemed effective, resulting in other expense of $2,797,739. In September 2002, the investors agreed to waive their rights to receive these additional warrants, thus the warrants were not issued. However, the $2,797,739 charge that was initially recorded as other expense was not reversed.

During the year, the Company applied $1,011,640 of invoices for products and services to the outstanding convertible long-term debt (see Note 10).

The Company issued 387,133 shares of the Company’s common stock with a fair value of $965,963, of which 30,000 of these shares were issued to a related party of the Chairman and CEO, in exchange for consulting services during the year and to satisfy an obligation that existed at December 31, 2001. Accordingly, $820,874 was charged to general and administrative expense and $50,000 reduced a liability outstanding at December 31, 2001 and $95,089 is recorded as equity as of December 31, 2002 and will be expensed in 2003.

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

In connection with the sales of Pegasus Technologies, Inc. preferred stock, which is subject to an obligation to repurchase by KFx Inc., a debt discount of $2,530,254 was recorded, which is being amortized to interest expense over the one-year term of the repurchase obligation (see Note 2).

Convertible Debentures with principal values of $1,400,000 and $6,200,000 were converted, based on a conversion price of $3.65 per share and $3.00 per share, respectively, into a total of 2,450,224 shares of the Company’s common stock which resulted in an addition to stockholders’ equity of $10,546,485, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 11).

During the second quarter, the Company issued a warrant in conjunction with an unsecured note payable to the Company’s Chairman and CEO to purchase 285,000 shares of Pegasus common stock, resulting in a debt discount of approximately $102,000, which was recognized as interest expense on the issuance date (see Note 9).

During the third quarter, the Company issued a warrant in conjunction with a convertible note agreement to purchase 200,000 shares of KFx common stock, resulting in a debt discount and beneficial conversion feature of approximately $639,000, which is being amortized to interest expense over the three year term of the note (see Note 10).

Year Ended December 31, 2000

Convertible Debentures with a face value of $1,900,000 were converted, under the stated terms of $3.65 per share, into 520,540 shares of the Company’s common stock which resulted in an addition to stockholders’ equity approximating $1,903,000, including a pro rata portion of accreted premium, net of a pro rata portion of unamortized debt issue costs (see Note 11).

Warrants to purchase 1,300,000 shares of KFx common stock at $3.65 per share were issued in May 2000. The estimated fair value of the warrant was $2,158,000 and was determined using a Black-Scholes option-pricing model with an expected life of 5 years, expected volatility of 69%, a risk free interest rate of 6.2% and a dividend yield of zero (see Note 6).

In connection with obtaining a $400,000 unsecured line of credit from a KFx director, Pegasus issued a warrant to purchase 350,000 shares of Pegasus common stock. The estimated fair value of the warrant was $213,500 and was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero (see Note 9).

The Company issued 80,000 shares of its common stock in exchange for Pegasus Common Stock equivalent to an approximate 2.3% equity interest in Pegasus. Using the approximate market price of KFx Common Stock at the date of the exchange, the Company recorded this transaction at approximately $166,000 (see Note 2).

KFX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

KFx Inc. (“KFx” or the “Company”) is engaged in developing and delivering various technology and service solutions to the electric power generation industry to facilitate the industry’s compliance with air emission standards and transformation to intensive competition as the domestic power industry undergoes deregulation.

Currently the Company has technology solutions that enhance the output of coal-fired electric utility boilers while simultaneously reducing the related environmental impacts. The patented K-Fuel™ Technology (“K-Fuel Technology”) uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel (“K-Fuel”). KFx plans to license K-Fuel Technology domestically and internationally to various parties that desire to construct and operate K-Fuel production facilities.

In 1998, through the acquisition of a controlling interest in Pegasus, the Company added NeuSIGHT® (“NeuSIGHT”) to its solutions. NeuSIGHT is the leading combustion optimization product for coal-fired electric utility boilers, which, in addition to improving boiler efficiency, reduces NOX emissions. NeuSIGHT is a neural network-based (i.e., artificial intelligence) software technology. Pegasus developed NeuSIGHT and continues to enhance NeuSIGHT, develop related products and market NeuSIGHT licenses and related implementation services.

In 2001, Pegasus acquired certain assets and liabilities of the Power Optimization Division of Pavilion Technologies, Inc. (“Pavilion”), including the existing installed base, customer contact listing and exclusive rights to license Pavilion’s software in the electric utility market. The primary Pavilion product is a neural network-based combustion optimization product that previously competed with NeuSIGHT in the electric utility market, but is considered complementary technology to NeuSIGHT.

KFx incurred losses of approximately $39,987,000, $15,177,000 and $12,290,000 and negative cash flow from operations of approximately $3,994,000, $6,738,000 and $5,151,000 in 2002, 2001 and 2000, respectively, and had an accumulated deficit of $109,719,283 as of December 31, 2002.

Going Concern Uncertainty

The accompanying 2001 and 2000 financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $15,177,000 and $12,290,000 and negative cash flow from operations of approximately $6,738,000 and $5,151,000 in 2001 and 2000, respectively, and had an accumulated deficit of $86,268,380 as of December 31, 2001. These factors coupled with the need for additional financing to meet current and ongoing obligations due within one year from April 12, 2002 raised substantial doubt about whether the Company can continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation Policy

The consolidated financial statements include the accounts of KFx, its wholly-owned subsidiaries, KFx Wyoming, Inc. (“KFxW”) and KFx Technology, Inc. (“KFxT”), and its majority-owned subsidiaries, Pegasus (65.7% ownership interest at December 31, 2002), and Heartland Fuels Corporation (“HFC”) (85% ownership interest at December 31, 2002). The Company’s 51% interest in K-Fuel, L.L.C. (“K-Fuel, LLC”), is accounted for as an equity investment since the 49% partner, Kennecott Energy Company (“Kennecott Energy”), has certain participative rights; accordingly, the Company cannot control K-Fuel, LLC. Until its sale in May 2000, the Company’s 5% interest in KFx Fuel Partners, L.P. (“KFP”) was accounted for as an equity investment since the Company was a non-controlling investor in KFP.

Pegasus Software License and Services Revenue

The Company recognizes revenue in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of Statement of Position 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company derives revenues from license fees, for the Company’s NeuSIGHT and Perfecter software, and services, including installation, implementation, maintenance and training, under the terms of both fixed-price and time-and-materials contracts. Revenues are not recognized until persuasive evidence of an arrangement exists, either by way of a signed contract or signed purchase order, collectibility is reasonably assured, delivery has occurred or services have been rendered and the price is fixed or determinable.

Where services are essential to the functionality of the delivered software, the license fee and services revenue is generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in costs, estimated costs and other factors that may lead to a change in the original estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the periods in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of fixed price contracts and all such amounts are expected to be billed in accordance with performance milestones specified in the contract and collected within twelve months. Deferred job costs represent up-front hardware costs incurred that will be amortized to expense over the term of related revenue recognition.

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

Long-Lived Assets

The Company evaluates long-lived assets based on estimated future undiscounted net cash flows whenever significant events or changes in circumstances occur which indicate the carrying amount may not be recoverable. If that evaluation indicates that impairment has occurred, any loss is measured based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset. There were no impairments of long-lived assets during 2002.

As of December 31, 2002, management retained an independent appraisal firm to perform an analysis under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) of the Company’s goodwill that resulted from the Company’s acquisitions of Pegasus and the Power Optimization

Segment of Pavilion Technologies, Inc. The goodwill impairment analysis was completed by comparing the fair value of the Pegasus reporting unit to its book value, including goodwill, and the goodwill was deemed to not be impaired.

As of December 31, 2002, management retained an independent appraisal firm to perform an analysis under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) of the Company’s identified intangibles that were acquired as a result of the Company’s acquisition of the Power Optimization Segment of Pavilion Technologies, Inc. The impairment analysis included a review of the Company’s acquired intangibles, which consist of order backlog, customer lead list, maintenance contracts and the exclusive license to proprietary software. The acquired intangibles were reviewed by analyzing the forecasted undiscounted cash flows from operations for the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired.

During the fourth quarter of 2001, management retained an independent appraisal firm to perform an analysis under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” of the Company’s goodwill and other acquired intangibles as a result of the Company’s acquisition of the Power Optimization Segment of Pavilion Technologies, Inc. The impairment analysis included a review of the Company’s acquired intangibles, which consist of order backlog, customer lead list and maintenance contracts and were reviewed by analyzing the forecasted undiscounted cash flows from operations for the acquired entities on a pro forma stand-alone basis and were deemed to not be impaired. In addition, during the fourth quarter of 2001, management performed an impairment analysis on the Company’s goodwill in Pegasus by analyzing the forecasted undiscounted cash flows from operations for the acquired entities on a pro forma stand-alone basis and the goodwill was deemed to not be impaired.

During 2000, the Company recorded a $464,000 impairment provision to reduce certain equipment to estimated salvage value, which approximates the fair market value as estimated by a third party; the provision is included in the operating costs of the K-Fuel demonstration plant and laboratory. Although the Company expects to ultimately utilize this equipment in the construction of a plant to convert biomass materials to a fuel product, using Series “A” and Series “B” K-Fuel Technology, it has not yet been able to obtain financing for such a project and the prospects of obtaining such financing are not clear.

During 2000, the Company recorded a $629,000 impairment write-off of its investment in Charco Redondo, LLC (see Note 7).

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

Intangibles

For business combinations accounted for using the purchase method of accounting, acquired intangibles represent the amount of purchase price allocated to such intangible assets, such as order backlog, customer lead list and maintenance contracts at the date of each acquisition. Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives, which range from 18 months to nine and one-half years. Accumulated amortization of intangibles was $1,054,433 and $164,916 as of December 31, 2002 and 2001, respectively.

Goodwill

Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase accounting method. In accordance with the provisions of FAS 142, beginning on January 1, 2002, goodwill has not been amortized and is subject to review for impairment. Accumulated amortization of goodwill was $2,260,547 as of December 31, 2002 and 2001.

The as adjusted results of operations for the three years ended December 31, 2002, assuming the adoption of FAS 142 as of January 1, 2000 are as follows:

(in thousands, except per share amounts)	As Adjusted Results Years Ended December 31,
	2002	2001	2000
Net loss available to common stockholders, as reported	$(39,987)	$(15,177)	$(12,290)
Adjustments for goodwill amortization	$—	$680	$647

Adjusted net loss available to common stockholders	$(39,987)	$(14,497)	$(11,643)

Basic and diluted net loss per share:
Net loss available to common stockholders, as reported	$(1.14)	$(0.58)	$(0.49)
Adjustments for goodwill amortization	$—	$0.02	$0.02

Adjusted net loss available to common stockholders	$(1.14)	$(0.56)	$(0.47)

Deferred Financing Costs

The Company capitalized issuance costs related to the convertible debentures. These costs were amortized over the life of the debentures using the straight-line method, the results of which were not materially different than using the effective interest method.

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

Stock Based Compensation

The Company periodically grants qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under three stock option plans as well as outside the plans. Stock options granted to employees are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant. Stock options and other equity instruments granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.

Had compensation expense for the Company’s stock option plans been recognized based on the fair value at the grant date for the awards under these plans consistent with the method of FAS 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	Year Ended December 31
	2002	2001	2000
Net loss available to common stockholders, as reported	$(39,987,320)	$(15,177,076)	$(12,290,172)
Pro forma net loss available to common stockholders	$(40,546,005)	$(15,826,292)	$(13,137,000)
Basic and diluted net loss per share, as reported	$(1.14)	$(0.58)	$(0.49)
Pro forma basic and diluted net loss per share	$(1.16)	$(0.61)	$(0.53)

For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Year Ended December 31
	2002	2001	2000
Weighted-average:
Risk free interest rate	3.20%	4.31%	6.64%
Expected option life (years)	3.9	3.5	3.5
Expected volatility	78.3%	81.5%	66.6%
Expected dividends	None	None	None

Net Loss Per Common Share

Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year. The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to such number of weighted-average common shares actually outstanding, except for instances in which there is a net loss. The Company’s potential common shares outstanding at December 31, 2002 are approximately 24,595,000 and are comprised of stock options outstanding as described in Note 15 and warrants to purchase the Company’s common stock as described in Note 16. At December 31, 2001 and 2000 the potential common shares outstanding included potentially issuable shares comprised of the conversion feature of the convertible debentures as described in Note 11, stock options and stock purchase warrants approximating 10,008,000 and 9,408,000, respectively. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2002, 2001 and 2000.

Concentrations of Credit Risk

The Company’s customers participate in various aspects of the electric power generation industry and consist principally of several large electrical utilities and Kennecott Energy. Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of accounts receivable. The Company considers the credit worthiness of its clients in negotiating contract terms, which generally do not require collateral. During 2002, the following individual Pegasus customers accounted for greater than 10% each of consolidated revenues: Cinergy Corporation—32% and TXU Generating Company LP—26%. During 2001, the following individual Pegasus customers accounted for greater than 10% each of consolidated revenues: Cinergy Corporation—39%, Ameren/Union Electric—11% and BITCO Enterprises (China)—10%. During 2000, the following individual Pegasus customers accounted for greater than 10% each of consolidated revenues: Ameren/Union Electric—30%, Dairyland Power Cooperative—18% and American Electric Power—12%. At December 31, 2002, three customers accounted for 10% or more each of consolidated receivables and unbilled revenues (50%, 16% and 13%). At December 31, 2001, three customers accounted for 10% or more each of consolidated receivables and unbilled revenues (22%, 19% and 16%). In addition, approximately 20% of consolidated receivables at December 31, 2000 consisted of an amount due to Pegasus in connection with certain litigation, pursuant to the indemnification provisions of a license agreement.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Significant estimates have been made by management with respect to the percentage of completion on software installation projects and to the realizability of the Company’s property, plant and equipment, patents, equity investments, and prepaid royalty. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2002, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were $14,078, $18,694 and $43,622, respectively.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. FAS 143 is effective for financial statement for fiscal years beginning after June 15, 2002. Management is currently assessing what impact FAS 143 may have on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002; the Company will adopt FAS 146 on January 1, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”). FAS 148 requires more prominent disclosure for companies that account for Stock Based Compensation under Accounting Principal Board No. 25, Accounting for Stock Issued to Employees. FAS 148 amends the disclosure required under FAS 123 to require prominent disclosure in both the annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverable contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. The Company is currently evaluating the provisions of EITF No. 00-21.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the current year presentation.

NOTE 2. PEGASUS TECHNOLOGIES, INC.

On March 23, 1998, the Company acquired a 60 percent interest in Pegasus, an Ohio limited liability company that develops and markets computer software products intended to optimize combustion and provide related benefits in coal-fired electric utility power plants. The purchase price totaled $2,574,000 and consisted of a cash payment of $1,100,000, $600,000 in four-year promissory notes, the agreement to provide an immediate capital contribution of $500,000 and certain costs related to the acquisition including the value assigned to options granted to purchase the Company’s common stock. The promissory notes bear interest at 5% and required annual principal payments of $150,000 each anniversary date. These promissory notes were fully paid in April 2002. Non-qualified stock options to purchase 75,000 shares of KFx common stock were issued to certain Pegasus principals in conjunction with the acquisition. The estimated fair value of the options was $144,750 and was determined using a Black-Scholes option-pricing model with an expected life of 7 years, expected volatility of 51% and a risk free interest rate of 5.7%. In addition 100,000 fully vested non-qualified stock options to purchase KFx common stock were issued to a consultant who provided certain acquisition services. The estimated fair value of the options was $109,000 and was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 57% and a risk free interest rate of 5.6%. In addition, the Company agreed to provide Pegasus $1,400,000 in working capital guarantees secured through lines of credit or other financing sources mutually acceptable to the Company and Pegasus.

Approximately $2,436,000 of the total purchase price was allocated to goodwill, since the fair value of the underlying net assets of Pegasus at date of acquisition was negative and there were no significant identifiable intangible assets or research and development in process. Prior to the January 1, 2002 adoption of FAS 142, goodwill was being amortized over five years and amortization expense totaled $-0-, $679,713 and $646,519 in 2002, 2001 and 2000, respectively. The results of operations of Pegasus for the years ended December 31, 2002, 2001 and 2000 are included in the consolidated financial statements of the Company. At December 31, 1998, Pegasus was owned 60% by KFx, 25% by Pegasus management and 15% by Computer Associates International, the licensor of neural network software to Pegasus.

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

On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy resulting in (a) the sale of 4% of the common stock of Pegasus held by KFx (“Pegasus Common Stock”) to Kennecott Energy for $1,000,000; (b) the issuance by Pegasus of a newly authorized 6% cumulative convertible preferred stock (“Pegasus Preferred Stock”) to Kennecott Energy, which is equivalent to an additional 2% interest in Pegasus on an as converted basis in exchange for $500,000; (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier; and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000, into Pegasus Preferred Stock, at the same price as provided to Kennecott Energy. Kennecott had the right to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired on March 3, 2001.

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

In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of KFx common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of the Company’s Debentures. Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments were classified as debt. Accordingly, the Company estimated the fair value of the related warrants and recorded an aggregate debt discount of $1,179,037. The Company calculated the debt discount amount based upon an allocation of the initial sales proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility ranging from 73% to 76%, a risk free interest rate ranging from 4.1% to 5.0%, and an expected dividend yield of zero. In addition, the difference between the effective conversion price of the preferred stock and the fair value of KFx’s common stock on the respective dates of the transactions resulted in a beneficial conversion feature in an aggregate amount of $1,351,217, which was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). During 2002, the Company recorded $624,006 in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature. During 2002, the Company recorded $399,822 in interest expense related to the accretion of these instruments to their respective redemption values. As a result of the repayment of the obligation to repurchase the preferred stock as noted above, there will be no further accretion of the instruments. In addition, as a result of the repurchase, prior to the maturity date, of the obligation to repurchase preferred stock sold in November 2001, the Company recorded the intrinsic value of the beneficial conversion feature of $313,433 into additional paid in capital. The intrinsic value of the beneficial conversion feature was calculated on the date the debt was extinguished in compliance with EITF 98-5 and EITF 00-27.

Pursuant to various agreements including the agreement with Kennecott Energy for additional investments in Pegasus entered into in March of 2000, Pegasus’ capital structure at December 31, 2002 is summarized as follows:

Class of Stock ($.001 per share par value)	Authorized Shares	Outstanding Shares	Par Value
Common stock	50,000,000	15,025,416	$15,025
Series B preferred, 6% cumulative convertible	3,742,797	3,742,797	3,743
Series C preferred, 6% cumulative convertible	2,798,161	2,798,161	2,798

At December 31, 2002, KFx held approximately 11,174,000 shares of Pegasus common stock and Kennecott Energy held approximately 749,000 shares of the Pegasus common stock and all of the Series B preferred stock. KFx held all of the Series C preferred stock. Series B and Series C preferred stock have substantially similar rights which include (a) voting rights on an as converted basis; (b) rights to cumulative dividends at 6%, when and as if declared by the board of directors of Pegasus; and (c) a liquidation preference at December 31, 2002 equal to approximately $1.20 per share plus cumulative dividends. As of December 31, 2002, no dividends have been declared on the preferred stock. At December 31, 2002 cumulative, but undeclared dividends approximated $1,055,000, of which approximately $438,000 related to the Series B preferred stock held by Kennecott Energy. Under the terms of a stockholder and voting agreement among the stockholders of Pegasus and certain other agreements executed in connection with Kennecott Energy’s March 2000 investment in Pegasus, the approval of a majority of the Pegasus Directors, including at least one Director not affiliated with the Company’s management, must be obtained in order for Pegasus to (a) repurchase its common stock (except for buybacks from directors or employees), Series B preferred stock or Series C preferred stock, (b) declare or pay dividends on or any distribution on account of the common stock, (c) merge, consolidate or sell or assign all or substantially all of its assets unless its shareholders would own a majority of the surviving entity, (d) amend or waive any provision of its Certificate of Incorporation or Bylaws to create a new series of preferred stock senior to or in parity with the Series B or Series C preferred stock, or increase or decrease its authorized preferred stock, (e) amend the Articles of Incorporation to change the rights, preferences, privileges or limitations on the common stock, Series B or Series C preferred stock, (f) change the authorized size of the Board of Directors to more or less than five members, (g) increase the level of financing above certain levels, (h) increase the number of shares available for stock options or other equity compensation awards beyond the 2.5 million shares contained in the Pegasus 1999 Stock Incentive Plan, whether under an existing or new option or incentive plan, (i) issue any shares of Series A preferred stock; or (j) dissolve, liquidate or wind up Pegasus. In addition, sales of any stock held by a stockholder are subject to first rights of refusal and certain other restrictions.

At December 31, 2002, as a result of the additional investments of Kennecott Energy in Pegasus Series B preferred stock, the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx—65.7%, Pegasus management—14.0% and Kennecott Energy—20.3%.

NOTE 3. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	December 31
	2002	2001
Demonstration plant	$10,854,375	$10,854,375
Office, computer equipment and other	1,213,737	1,088,598

Total	12,068,112	11,942,973
Less accumulated depreciation	(11,788,360)	(11,633,463)

Net book value	$279,752	$309,510

Depreciation expense was $171,361, $1,171,442 and $1,105,632 in 2002, 2001 and 2000, respectively. The K-Fuel demonstration plant was fully depreciated as of December 31, 2002 and 2001.

NOTE 4. PATENTS

Patents consisted of the following:

	December 31
	2002	2001
Series “A” and “B” patents	$65,003	$79,253
Series “C” patents	1,667,497	1,560,909
Domestic and foreign patents—pending	385,787	637,741

Total	2,118,287	2,277,903
Less accumulated amortization	(669,755)	(565,808)

	$1,448,532	$1,712,095

Patents amortization expense, including abandoned patents, was $189,364, $342,382 and $628,113 in 2002, 2001 and 2000, respectively.

Although the Series “A” and “B” patents are near their expiration dates, they provide a basis for the Series “C” patents. Each new series of patents typically contains certain elements of the previous series of patents, essentially extending the life of the existing technology. Therefore, each series of patents held by the Company contains separate technology and also serves to protect each other series of patents held by the Company.

NOTE 5. INVESTMENT IN K-FUEL, L.L.C.

In April 1996, the Company and a wholly-owned subsidiary of Kennecott Energy formed K-Fuel, LLC. Pursuant to the Limited Liability Company Agreement (the “Agreement”), K-Fuel, LLC is intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel Technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of plants or facilities to produce K-Fuel products on a commercial basis (“Commercial Projects”). Any Commercial Projects will be constructed by separate entities in which Kennecott Energy, the Company or both may have an equity interest and which will receive a sublicense from K-Fuel, LLC for the K-Fuel Technology.

Initially, the Company has a 51% interest in K-Fuel, LLC and Kennecott Energy has a 49% interest, except to the extent of certain research and development and amortization expenses, which per the Agreement are allocated 100% to Kennecott Energy. At the time that Kennecott Energy places into service Commercial Projects with a collective design capacity equal to or in excess of 3 million tons of K-Fuel product per annum, Kennecott Energy will obtain a 51% interest in K-Fuel, LLC and the Company’s interest will be reduced to 49%. In connection with an amendment to the Agreement executed in June 1999, Kennecott Energy paid to KFx a $1,000,000 K-Fuel license fee, which was recorded as license fee revenue on the statement of operations, and an additional $1,000,000 that, in accordance with the amendment, was invested in K-Fuel, LLC to fund future development activities associated with the next phase of K-Fuel commercialization. The additional $1,000,000 was recorded as an addition to investment in K-Fuel, LLC and deferred income. As such funds are expended by K-Fuel, LLC, the Company records a reduction to its investment in K-Fuel, LLC and deferred income. Approximately $54,000 and $347,000 of deferred income was amortized during 2002 and 2001, respectively. The Company has no future obligation relating to the license fee paid by Kennecott Energy or the construction of a K-Fuel plant.

In connection with the Agreement, the Company granted K-Fuel, LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the K-Fuel Technology, except to the extent that it pertains to the beneficiation or restructuring of coal or coal-related feedstocks covered under the HFC License (as defined below) (the “KFx License”). In addition, Heartland Fuels Corporation, an 85 percent owned subsidiary of the Company, granted K-Fuel, LLC an exclusive, worldwide, fully-paid, royalty-free right and license (including the right to grant sublicenses) to and under the Series “A” and Series “B” K-Fuel Technology, as it pertains to the beneficiation or restructuring of coal or coal-related feedstocks (the “HFC License”). Both the KFx License and the HFC License specify minimum terms and provisions for any sublicenses granted by K-Fuel, LLC to third parties.

K-Fuel, LLC incurred research and development costs totaling approximately $54,000, $347,000 and $482,000 in 2002, 2001 and 2000, respectively, and an additional $3,000, $3,000 and $4,000 for certain administrative, marketing and project development activities in the United States and Indonesia for the same periods. The Company contributed approximately $59,000 to K-Fuel, LLC during 2002 and made no contribution to K-Fuel, LLC during 2001 or 2000. As of December 31, 2002, K-Fuel, LLC was not committed to fund or construct any Commercial Projects.

The Company recognized loss of $951 and income of $3,944 and $4,242 for its equity share of the marketing, general and administrative expenses and interest income of K-Fuel, LLC for 2002, 2001 and 2000, respectively. The Company’s investment in K-Fuel, LLC at December 31, 2002 was approximately $355,000, which approximates the Company’s 51% share of the equity of K-Fuel, LLC.

NOTE 6. THERMO ECOTEK CORPORATION AND KFx FUEL PARTNERS, L.P.

On April 12, 2000, the Company executed agreements with various parties that initiated the redevelopment of the KFP Facility. Pursuant to the agreements (a) a subsidiary of Black Hills Corporation (BKH) purchased the KFP Facility and received 2 million shares of KFx common stock previously held by TCK in exchange for the assumption of the reclamation liability associated with the KFP Facility, (b) BKH was given the right to one seat on KFx’s board of directors (which to date it has declined to exercise), (c) KFx granted BKH a fully-exercisable warrant, which expires April 30, 2005, to purchase 1.3 million shares of KFx common stock at $3.65 per share, subject to certain adjustments, (d) KFx relinquished its 5% interest in KFP to TCK and provide certain releases to TCK in exchange for cash proceeds approximating $1.5 million and laboratory equipment with a $144,000 carrying value, which approximated its fair market value, and (e) TCK sold the remaining 2.25 million common shares of KFx it owned to private investors and canceled the warrants it held to purchase a control position in KFx’s common stock.

The carrying value of the Company’s investment in KFP was written down effective December 31, 1999 by $1.8 million, to the $1.5 million estimated cash proceeds to KFx from these transactions. In addition, the estimated fair value of the warrants issued to BKH of approximately $2.2 million was determined using the Black-Scholes option-pricing model and was charged to expense in 1999. These amounts were recorded as non-operating impairment losses in the statement of operations in 1999.

NOTE 7. CHARCO REDONDO, L.L.C.

In December 1997, the Company purchased a 12.6% interest in Charco Redondo, LLC, a Texas limited liability company, (“Charco”) for $540,000, which was funded during 1998. The Company made additional investments approximating $89,000 pursuant to cash calls made by Charco through December 31, 1998. During 1998, Charco successfully completed a pilot tertiary oil recovery project. The Company and Charco have undertaken efforts to obtain approximately $7 million of outside financing to further develop the Charco Redondo Lease. The Company has no obligations to provide any funding for the development of the Charco Redondo Lease. Although the Company believes the Charco Redondo Lease has significant potential, based on (a) the need for the Company to focus its efforts and limited financial resources on its K-Fuel and Pegasus business segments and (b) the inability to obtain the necessary outside financing to date, the Company recorded an impairment write-off for its investment in Charco Redondo as of December 31, 2000, in the amount of $629,000, which is included in non-operating losses in the statement of operations.

NOTE 8. PREPAID ROYALTY

In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman’s royalty is now 25% of the Company’s worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. Mr. Koppelman bequeathed 50% of his total royalties to Ted Venners, Chairman and CEO of the Company. The total amount paid under this agreement through December 31, 2002 was $275,000, which includes a $25,000 payment made during 2002, as a result of the sale of a $100,000 K-Fuel license during 2002.

As consideration for the royalty amendment agreement, the Company paid Mr. Koppelman $300,000 in cash and issued a promissory note for $200,000, which was paid in full in 1997. The $500,000 prepaid royalty represents an advance payment on future royalty obligations, has no specified expiration date and is solely dependent upon the issuance of licenses. The prepaid royalty is being amortized as licenses to K-Fuel Technology are sold. Through December 31, 2002, the Company has recognized $3,505 of expense relating to the prepaid royalty.

NOTE 9. NOTES PAYABLE TO DIRECTORS

KFx

During 2000, the Company borrowed a total of $650,000 consisting of (a) a $100,000 note payable to the Chairman, due on demand and bearing interest at the prime rate plus 2% and (b) a $550,000 note payable to another director, bearing interest at 11.5%, due April 30, 2001 and personally guaranteed by the Company’s Chairman. The Company repaid $400,000 of the notes during 2000 and repaid the remaining $250,000 during 2001.

Pegasus

During 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company’s Chairman and CEO bearing interest at the prime rate plus 2%, due on demand. In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.25% at December 31, 2002). The terms of the agreement included a warrant to purchase 285,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 73%, a risk free interest rate of 4.65% and a dividend yield of zero. At December 31, 2002, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates. Under a $400,000 note, which bears interest at the prime rate plus 2% and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was issued to purchase 350,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.25% at December 31, 2002). The Company estimated the fair value of the warrant and recorded $213,500 as debt discount, which was amortized to interest expense over the initial six-month term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero. The warrant expires in July 2003. At December 31, 2002, the warrant was outstanding and fully exercisable. An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2%, is due on demand, and is personally guaranteed by KFx’s Chairman. In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.25% at December 31, 2002). At December 31, 2002, the unpaid balance of the three unsecured notes was $300,000.

NOTE 10. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31
	2002	2001
Pavilion purchase obligation, imputed interest at 14 percent, due on March 28,2002	$—	$4,804,179
Convertible note to Cinergy, interest at 7 percent (includes debt discount of $1,191,978 and $542,995, respectively)	1,296,382	2,957,005
Unsecured promissory note, interest at 8.0 percent, due on demand	245,000	245,000
Unsecured promissory note, interest at 6.0 percent, payable in $10,000 quarterly installments beginning March 2002 with the balance due December 2004	170,000	170,000
Unsecured promissory note, interest at 5.0 percent due with principal payments in four annual payments approximating $150,000 each beginning March 1999	—	161,150

Total	1,711,382	8,337,334
Less current maturities	(1,169,666)	(5,250,329)

Long-term portion	$541,716	$3,087,005

In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement included a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $223,817, which was amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero. On July 1, 2002, a cash payment of $523,561 was made to pay the entire obligation due on this note. At December 31, 2002, the warrant was outstanding and fully exercisable.

In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements included warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $222,448, which was amortized to interest expense over the term of the notes. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero. On July 1, 2002, a cash payment of $518,850 was made to pay the entire obligation due on this note. At December 31, 2002, the warrant was outstanding and fully exercisable.

On July 25, 2001, Cinergy Corporation (“Cinergy”) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001. The advance bears interest at 7% per annum, payable monthly. Per the terms of the agreement, Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The conversion price of the advance into KFx common stock was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 11). The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share. The exercise price of the warrant was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 11). The Company estimated the fair value of the warrant and recorded a debt discount of $389,290, which is being amortized to interest expense over the estimated three-year term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 86%, a risk free interest rate of 4.3% and a dividend yield of zero. During 2002, Cinergy applied $1,011,640 of Pegasus invoices against the outstanding balance of the advance. At December 31, 2002, $2,488,360 was outstanding, the unamortized portion of the debt discount was $203,847 and the warrant was outstanding and fully exercisable.

In addition, the difference between the effective conversion price of the note into KFx common stock and the fair value of KFx’s common stock on date of issuance of the note resulted in a beneficial conversion feature in an amount of $245,455, which was calculated in accordance with EITF 98-5 and EITF 00-27. Due to the conversion and repayment of all of the Company’s outstanding Debentures (see Note 6), the conversion price on the advance was reset to $2.75 per share on July 24, 2002 and, as a result, the Company recorded an additional beneficial conversion feature charge of $1,098,381, which was calculated in accordance with EITF 98-5 and EITF 00-27 and will be amortized to interest expense over the estimated remaining term of the advance. The unamortized portion of the beneficial conversion features, which was $988,132 at December 31, 2002, is reflected as additional debt discount in the balance sheet. During 2002, the Company recorded $449,398 in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion features.

In relation to the above transaction, the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company’s common stock at an exercise price of $3.00 per share, expiring 5 years from the date of grant. The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note. The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04% and a dividend yield of zero. During 2002, the Company recorded $42,266 in amortization expense related to the debt issue costs.

Scheduled maturities of long-term debt at December 31, 2002 are approximately as follows: $1,925,000 in 2003 and $978,360 in 2004.

NOTE 11. CONVERTIBLE DEBENTURES

On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price of the Debentures to $3.00 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company’s common stock on the original issuance date of the Debentures resulted in a beneficial conversion feature of approximately $2,283,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During 2002, the Company recorded $1,099,785 in interest expense related to the amortization of the debt discount.

On March 28, 2002, the Company sold common stock in a private placement transaction for $2.50 per share, which reduced the conversion price of the Debentures to $2.50 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the previously adjusted conversion price resulted in a beneficial conversion feature of $802,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During 2002, the Company recorded $802,000 in interest expense related to the amortization of the debt discount.

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

NOTE 12. PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

Pursuant to an Asset Purchase and License Agreement (the “Purchase Agreement”) between Pavilion, Pegasus and KFx, dated July 31, 2001, certain assets and liabilities relating to the Pavilion Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, customer list, exclusive rights to license Pavilion’s software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion’s software being licensed. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. The Purchase Agreement initially provided for a base price of $9.5 million in cash, payable to Pavilion in installments through July 31, 2003, adjusted for the net of assets and liabilities assumed. Additionally, Pegasus was to initially pay Pavilion royalties of up to $5.5 million between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. During 2001, Pegasus made payments to Pavilion totaling $2,447,740 against the base purchase price. On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million on March 28, 2002 as the final base purchase price payment for the acquisition. This reduction resulted in a net purchase price adjustment, based upon the present value of the payments, of approximately $1.5 million, which was recorded as a reduction of goodwill as of December 31, 2001. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. As of December 31, 2002, the Company had incurred a total of $530,000 in royalty obligations as a result of the sales of software licenses subsequent to the consummation of the acquisition, $424,000 of which were incurred during 2002.

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

(dollars in thousands):
Purchase price (including royalty obligations incurred)	$7,505
Fair value of identifiable intangible assets acquired	4,392
Deferred revenue	(63)

Excess cost over net assets acquired	3,176
Acquisition costs	269

Goodwill	$3,445

The purchase price was reduced by $244,994, during 2002, based on the transaction costs incurred relating to the March 28, 2002 amendment to the Purchase Agreement, a reduction in the deferred revenue acquired and other purchase price adjustments defined in the Purchase Agreement. Goodwill recognized as a result of the transaction is attributable to Pegasus and all activity relating to the goodwill was assigned to the Pegasus segment.

In the second quarter of 2002 the Company re-evaluated its purchase price allocation related to the acquisition of the Pavilion Power Optimization Division in July 2001. The Company reclassified $2,679,807 of the purchase price allocation from goodwill to intangibles in order to assign a value to the license received from the Pavilion Power Optimization Division. The amount reclassified was net of $286,193 of amortization expense. The $286,193 of amortization expense included $208,140 of amortization, which should have been recognized from August 2001 through March 2002. The impact of this amortization expense on the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002 and the year ended December 31, 2001 was not material. Amortization of the license of $234,159 was also recorded during the remainder of 2002. Future amortization of the license is anticipated to be $78,053 on a quarterly basis over the estimated life of the license of nine and one-half years.

The intangible assets acquired consist of the following as of December 31, 2002:

Order backlog, 18 month useful life	$319,000
Customer lead list, 18 month useful life	117,000
Maintenance contract, 7 year useful life	990,000
License, 9.5 year useful life	2,966,000

Total	4,392,000
Less accumulated amortization	(1,054,433)

Net book value	$3,337,567

Amortization expense for the above intangible assets was $889,516 and $164,917 for 2002 and 2001, respectively. Estimated future amortization expense is as follows:

For the year ended December 31, 2003	$477,861
For the year ended December 31, 2004	453,639
For the year ended December 31, 2005	453,639
For the year ended December 31, 2006	453,639
Thereafter	1,498,789

The unaudited pro forma results of operations for 2001 and 2000 are prepared assuming the consummation of the purchase as of the beginning of the period presented. The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable. However, the pro forma results do not include any cost savings, revenue enhancements or other effects of the planned integration of the Pegasus and Pavilion and are not necessarily indicative of the results which would have occurred if the transaction had been in effect on the dates indicated, or which may result in the future. Pro forma results are as follows:

(in thousands, except per share amounts)	Unaudited Pro Forma Years Ended December 31
	2001	2000
Total operating revenues	$3,739	$4,041
Net loss	$(18,482)	$(15,222)
Basic and diluted net loss per common share	$(.71)	$(.61)

NOTE 13. COMMON STOCK

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

The common stock issued in each of these investment transactions was subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option became exercisable on July 24, 2002 when the Company satisfied its total obligation for the outstanding Debentures. At the time the investors notify KFx of their intent to exercise the put option, KFx must repurchase the common stock at a price of $2.50 per share plus accrued interest (“Redemption Value”) within 100 days of notification. Interest for purposes of redemption accrues at the rate of 9% per annum, beginning upon the original issuance date and ceases on the date the common stock is repurchased. If two-thirds or more of the investors exercise their put option and KFx is unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option was to expire on December 23, 2002.

As a result of the put option, the common stock issued to the investors through all of the transactions was originally classified as redeemable common stock in the mezzanine level of the consolidated balance sheet, and was accreted to its earliest redemption value on its earliest redemption date, which was July 24, 2002. On December 19, 2002, the investors and the Company terminated this put option. The redeemable common stock was accreted at a 9% interest rate to its redemption value of $17,789,508, through December 19, 2002, the date upon which the put option was canceled by the investors. During 2002, the Company recorded $16,136,971 in expense related to the accretion of the redeemable common stock to its redemption value. At December 19, 2002, upon the cancellation of the put option, the total redemption value of $17,789,508 was reclassified to equity. Until the put option was waived by the investors, the Company was precluded from issuing, selling, transferring or pledging any of its interest in Pegasus and Pegasus was precluded from transferring any rights with respect to its equity and assets without approval of at least two-thirds of the investors.

As part of the investment agreements, the Company was required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. As a result of the Company’s registration statement not being declared effective by June 21, 2002, the Company was required to issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants then held by the investors and an additional 10 percent for each 30-day period subsequent to June 21, 2002 for which the registration statement had not been declared effective. These new warrants were to have the same terms and conditions as the original warrants issued to the investors. As the registration statement was not declared effective until August 30, 2002, the Company was required to issue additional warrants to purchase 1,858,065 shares of common stock and these warrants were initially recorded at their estimated fair value of $2,797,738 as a liability on the consolidated balance sheet with a corresponding charge of $2,797,738 recorded as other expense on the consolidated statement of operations. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 66%, a risk free interest rate of 3.8% and a dividend yield of zero. Upon the registration statement being declared effective, the total estimated fair value of these warrants was reclassified to equity. In September 2002, the investors agreed to waive their rights to receive these additional warrants, thus the warrants were not issued. However, the $2,797,738 charge that was initially recorded as other expense was not reversed.

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

In accordance with EITF 00-19, as the Company was required to issue additional warrants in the event that the registration statement was not declared effective and, as there was no cap on the number of warrants that could be issued, the warrants relating to the March 28, 2002 investment were initially recorded at their estimated fair value of $4,484,992 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5.7% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $432,655, net of related issuance costs of $82,353. The warrants relating to the April 30, 2002 investment were initially recorded at their estimated fair value of $4,989,020 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 5.0% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $991,564, net of related issuance costs of $19,416. The warrants relating to the July 1, 2002 investment were initially recorded at their estimated fair value of $771,682 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.5% and a dividend yield of zero. The difference between the estimated fair value of the warrants and the proceeds received from the transaction was recorded as redeemable common stock of $228,318. As part of the transaction on July 19, 2002, the Company also issued warrants to purchase 10.2 million shares of KFx common stock in exchange for the investors surrendering the warrants previously issued to purchase 5.4 million shares of KFx common stock through the March 28, April 30 and July 1, 2002 investment transactions, resulting in the issuance of warrants for an additional 4,800,000 shares of KFx common stock. The estimated fair value of the warrants on the date of issuance was $13,744,874. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.3% and a dividend yield of zero. As the estimated fair value of the warrants exceeded the $3,650,000 in proceeds received on July 19, 2002 by $10,094,874, the proceeds received were recorded as a liability for warrants until the registration statement was declared effective. The $10,094,874 amount by which the estimated fair value of the warrants exceeded the proceeds was recorded as other expense on the Company’s consolidated statement of operations during the third quarter of 2002. The warrants relating to the August 21, 2002 investment had an estimated fair value of $1,729,221 on the issuance date. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 66%, a risk free interest rate of 3.9% and a dividend yield of zero. As the estimated fair value of the warrants exceeded the proceeds by $479,221, the proceeds received were initially recorded as a liability for warrants until the registration statement was declared effective. The $479,221 amount by which the estimated fair value of the warrants exceeded the proceeds was recorded as other expense on the Company’s consolidated statement of operations during the third quarter of 2002.

The registration statement for all of the shares issued pursuant to all of the investment agreements described above was declared effective on August 30, 2002 and all of the warrants were adjusted to their estimated fair value at that date. The warrants relating to the March 28, 2002 investment were adjusted to their estimated fair value of $3,339,142. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.58 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero. The warrants relating to the April 30, 2002 investment were adjusted to their estimated fair value of $4,015,840. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.67 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero. The warrants relating to the July 1, 2002 investment were adjusted to their estimated fair value of $674,120. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.84 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero. The warrants relating to the July 19, 2002 investment were adjusted to their estimated fair value of $11,860,905. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.89 years, expected volatility of 67%, a risk free interest rate of 3.8% and a dividend yield of zero. The warrants relating to the August 21, 2002 investment were adjusted to their estimated fair value of $1,599,378. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using a remaining expected life of 7.98 years, expected volatility of 66%, a risk free interest rate of 3.8% and a dividend yield of zero. The $4,230,405 difference between the estimated fair value of the warrants at June 30, 2002 or their issuance date, if later, and the fair value of the warrants at August 30, 2002 was included in the ‘Other expense, net’ line of the consolidated statement of operations. At August 30, 2002, upon the registration statement being declared effective, the total estimated fair value of $21,489,385 was reclassified to equity.

Pursuant to the July 19, 2002 investment agreement, subject to the First Amended Limited Liability Agreement of K-Fuel LLC, dated as of June 29, 1999, between the Company and Kennecott Alternative Fuels, Inc. (“Kennecott Fuels”), the Company agreed to grant a license, through K-Fuel LLC, to one or more of the investors (“Licensees”) to develop future commercial projects, or participate in the Company’s commercial projects. This right is limited to the greater of commercial projects with an annual output capacity of 50 million tons of K-Fuel or six commercial projects in the United States. Notwithstanding the foregoing, Kennecott Fuels shall retain the right to market its share of K-Fuel produced by each commercial project in which Kennecott Fuels has at least a twenty percent equity interest. The license fees and royalties to be charged to the Licensees will not exceed the lowest rates in any license for a non-Kennecott Fuels project.

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

In addition, pursuant to the July 19, 2002 investment agreement, the investors have the right to select two persons to serve on the board of directors of KFx and, upon election to the board, KFx has agreed to appoint these two persons to serve on the board’s executive committee. As of December 31, 2002, one person had been selected by the investors to serve as a director. This agreement will remain in force until the investors hold less than 400,000 shares of KFx’s common stock. In accordance with the terms of the investment agreements, approximately $4.4 million of the proceeds was used to satisfy the outstanding amount due on the Pavilion Power Optimization Division acquisition obligation, approximately $3.8 million of the proceeds was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant, $1 million of the proceeds was used to satisfy the outstanding obligation under short-term notes payable that were due on June 30, 2002, approximately $3.5 million of the proceeds was used to satisfy the entire outstanding obligation for repayment of the Debentures and the remaining proceeds are to be used for general corporate purposes.

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

NOTE 14. STOCKHOLDERS’ EQUITY

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

In May 2002, the Company entered into an agreement to issue 100,000 shares of KFx common stock and issued a warrant to purchase 112,500 shares of KFx common stock with an exercise price of $2.75 per share expiring 8 years from the date of issuance, with Eastgate Management Corporation (“Eastgate”) in exchange for a $250,000 full recourse note, which is due on February 1, 2003. The fair value of the common stock on the date of the agreement was $270,000 and the warrant had an estimated fair value of $218,337. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.9% and a dividend yield of zero. In conjunction with the agreement for the sale of common stock and issuance of the warrant, the Company entered into an additional agreement with Eastgate to provide consulting services to the Company over a 10-month period ending February 2003 for $250,000. As a result of the fair value of the common stock and warrant being more determinable than the consulting services, the Company recorded the common stock and the warrant at their estimated fair value. The difference between the estimated fair value of the common stock and warrant, less the $250,000 note receivable, was recorded to deferred compensation for consulting services. The Company has the right to offset the note receivable with their obligation for consulting services, as the services are provided. The note receivable and deferred compensation for consulting services are reflected on the Company’s Consolidated Balance Sheet in the Stockholders’ Deficit section as “Note receivable and other”, as the amounts are the result of an equity issuance. The Company is amortizing the original outstanding amount of the note and the deferred compensation for the consultant of $488,337 over the 10-month consulting services agreement. During 2002, the Company had amortized $393,248 of the note receivable and the deferred compensation to the consultant to general and administrative expense.

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

During the fourth quarter of 2002, the Company issued 600,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 1,275,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $1,500,000. The warrants have an exercise price of $2.75 per share and expire 5 years from the date of issuance.

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

NOTE 15. STOCK OPTION PLANS

KFx

The Company has three employee stock option plans: the Amended and Restated Stock Option Plan (the “1992 Plan”); the 1996 Stock Option and Incentive Plan (the “1996 Plan”); and the 1999 Stock Incentive Plan (the “1999 Plan”). These plans are administered by the Compensation Committee of the Company’s Board of Directors (“Committee”), which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options (“ISO”).

The 1992 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of non-qualified stock options (“NSO”) and ISOs. Stock options granted under the 1992 Plan generally vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date thereof until fully vested. The Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control. As a result of TCK’s investment in the Company on January 31, 1997, which increased its ownership in the Company to in excess of 15 percent, which constituted a change in control, all options outstanding under the 1992 Plan became fully vested. Stock options granted under the 1992 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan, of which 228,000 options remain available for grant as of December 31, 2002.

The 1996 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of NSOs, ISOs, stock appreciation rights (“SAR”) and restricted stock. Stock options granted under the 1996 Plan generally vest 20 percent on the first anniversary date of the grant, and an additional 20 percent each anniversary date thereafter until fully vested. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. Stock options granted under the 1996 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Plan, of which 270,666 options remain available for grant at December 31, 2002. During 1999, 158,334 SARs were granted under the 1996 Plan; see further discussion of these SAR grants below. There were no grants under the 1996 Plan during 2002, 2001 and 2000.

The 1999 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including, ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Company’s common stock, except that vesting is not required upon a change in control. The Company has reserved 2,000,000 shares of common stock for issuance under the 1999 Plan, of which 156,000 options remain available for grant at December 31, 2002. No SARs were granted in 2002 under the 1999 Plan. During 2001 and 2000, 899,000 and 405,000 SARs were granted under the 1999 Plan, respectively.

In addition to the 1992 Plan, the 1996 Plan, and the 1999 Plan, the Company has issued non-qualified stock options, SARs and restricted stock related to various compensation and fee agreements with directors and employees of and consultants to the Company.

The following table summarizes the Company’s stock option activity for the three-year period ending December 31, 2002:

	Option Activity		Options Exercisable
	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share
Balance 12-31-99	3,563,000	$4.38	2,606,000	$4.32
Expired and cancelled	(275,000)	$5.07

Balance 12-31-00	3,288,000	$4.33	2,684,000	$4.39
Expired and cancelled	(275,000)	$3.75

Balance 12-31-01	3,013,000	$4.38	2,785,000	$4.43
Expired and cancelled	(120,000)	$3.75

Balance 12-31-02	2,893,000	$4.41	2,826,000	$4.42

Stock options outstanding and exercisable as of December 31, 2002 are summarized below:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$7.14-$7.39	260,000	0.5	$7.38	260,000	$7.38
3.75- 5.38	2,283,000	2.3	$4.36	2,216,000	$4.38
2.50	350,000	2.5	$2.50	350,000	$2.50

$2.50-$7.39	2,893,000	2.2	$4.41	2,826,000	$4.42

All stock options granted during each of the three years ended December 31, 2002 were at exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant. Generally such grants were at the greater of fair market value of the Company’s common stock on the date of grant or $3.75 per share ($3.65 per share after November 1, 1999, $3.00 per share after December 3, 2001 and $2.50 per share after March 28, 2002) due to restrictions imposed under the Debentures.

During the second half of 1999, the Company’s board of directors adopted a policy of granting stock-based compensation to directors in lieu of directors’ fees. No SAR’s were granted to directors, employees or consultants in 2002. SARs for 325,000 shares at a price of $1.375 per share and for 300,000 shares at a price of $1.75 per share were granted to directors in 2001 and 2000, respectively. In 2001, the Company granted SARs for 524,000 shares and 50,000 shares at $2.25 and $2.70 per share to employees and consultants, respectively. In 2000, the Company granted SARs for 55,000 shares and 50,000 shares at $1.50 per share to employees and consultants, respectively. The SARs prices were equal to or greater than the Company’s closing stock price on the dates of grant and the SARs were generally fully vested at date of grant and outstanding SARs became exercisable on July 24, 2002, upon the repayment of the Debentures by the Company. SARs granted to directors expire in ten years and consultants generally expire five years from date of grant. The SARs granted to employees expire thirty days after the Debentures are retired. Upon exercise of any of the SARs, the Company has the option of (a) paying the stock appreciation in excess of the grant price in cash, (b) converting the SAR to a non-qualified stock option for the same number of shares as covered by the SAR at the SAR grant price, or (c)

granting common stock of the Company with a value at the date of exercise equivalent to the amount of stock appreciation at the date of exercise. The Company intends to settle all exercised SARs with non-qualified stock options.

Since the SARs were exercisable, the Company recorded $2,056,523 as marketing, general and administrative expense for the SARs based upon the number of SARs exercisable at June 30, 2002, multiplied by the difference between the fair value of KFx common stock ($2.55 at June 30, 2002) and the exercise price of the respective SARs. During the quarter ended September 30, 2002, SARs for 245,000 shares of KFx common stock were exercised. These SARs were adjusted to their intrinsic value on the date of exercise, resulting in a decrease of $29,400 in marketing, general and administrative expense. At September 30, 2002, the remaining outstanding SARs were adjusted to their intrinsic value of $1,167,084, based on the fair value of KFx common stock ($2.00 at September 30, 2002), resulting in a decrease of $860,039 in marketing, general and administrative expense. During the quarter ended December 31, 2002, SARs for 1,579,000 shares of KFx common stock were exercised. These SARs were adjusted to their intrinsic value on the date of exercise, resulting in an increase of $581,995 in marketing, general and administrative expense. At December 31, 2002, the remaining outstanding SARs were adjusted to their intrinsic value of $233,139, based on the fair value of KFx common stock ($2.59 at December 31, 2002), resulting in an increase of $73,345 in marketing, general and administrative expense. Outstanding SARs will continue to be adjusted to their intrinsic value at each balance sheet date with changes in the intrinsic value charged to marketing, general and administrative expense. SARs that were exercised during 2002 were satisfied with the issuance of stock options from the 1999 Plan with an exercise price equal to the exercise price of the respective SAR. These stock options expire three years from the date of issuance.

Pegasus

The Company’s Pegasus subsidiary has two employee stock option plans: the 1999 Stock Incentive Plan (the “Pegasus 1999 Plan”) and the 2002 Stock Incentive Plan (the “Pegasus 2002 Plan”). These plans are administered by the Pegasus Board of Directors (“Pegasus Board”), which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options (“ISO”).

The Pegasus 1999 Plan provides for the award to Pegasus’ executive officers, non-employee directors, other key employees and consultants, of various forms of equity based compensation, including ISOs, NSOs, SARs, and restricted stock. The Pegasus Board has similar authority to the Committee to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that changes in control are generally transactions involving in excess of 50% of Pegasus’ common stock. Option prices are equivalent to estimated market values at the dates of grant. Vesting of options granted under the plan is generally at 2% per month and the options generally expire seven years from date of grant. Options granted under the Pegasus 1999 Plan are not convertible into KFx shares. Pegasus has reserved 2,500,000 shares of common stock for issuance under the Pegasus 1999 Plan. During 2002, 520,000 options were granted under the Pegasus 1999 Plan. At December 31, 2002, 234,000 options under the Pegasus 1999 Plan remain available for grant.

The Pegasus 2002 Plan contains the same provisions as the Pegasus 1999 Plan. Pegasus has reserved 2,000,000 shares of common stock for issuance under the Pegasus 2002 Plan. During 2002, 590,000 options were granted under the Pegasus 2002 Plan. At December 31, 2002, 1,410,000 options under the Pegasus 2002 Plan remain available for grant.

The following table summarizes Pegasus’ stock option activity for the three-year period ending December 31, 2002:

	Option Activity		Options Exercisable
	Total	Weighted-Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share
Balance 12-31-99	1,768,421	$.72	447,565	$.73
Granted	58,000	$1.07
Expired and cancelled	(977,421)	$.48

Balance 12-31-00	849,000	$1.02	379,970	$1.03
Granted	1,118,000	$1.07
Expired and cancelled	(9,000)	$1.00

Balance 12-31-01	1,958,000	$1.05	682,860	$1.03
Granted	1,110,000	$1.07
Expired and cancelled	(212,000)	$1.00

Balance 12-31-02	2,856,000	$1.05	1,183,580	$1.04

The range of exercise prices for stock options outstanding and exercisable at December 31, 2002 was $1.00 per share to $1.16 per share. The weighted-average estimated grant date fair value of options granted in 2002, 2001 and 2000 was $0.60 per share, $0.63 per share and $0.75 per share, respectively. All stock options granted during each of the three years ended December 31, 2002 were at exercise prices that were not below the fair market value of the Pegasus common stock on the date of grant as determined by the Pegasus board of directors.

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

NOTE 16. WARRANTS TO PURCHASE COMMON STOCK

Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. The following table summarizes the outstanding warrants as of December 31, 2002, all of which are fully exercisable as of that date:

	Type of Transaction	Number of Shares	Exercise Price Per Share	Expiration
Granted in 2000	Other	1,300,000	$3.48	2005
Granted in 2001	Other	2,846,337	$2.25- 3.65	2004-2006
Granted in 2002	Other	17,622,500	$2.75-3.00	2005-2010

Total		21,768,837

Warrants granted in 1996 and 1997 for 55,000 and 453,333 shares, respectively, expired unexercised in 2002. Warrants granted in 2000 were in connection with the sale of the Company’s interest in KFP and related transactions (see Note 6). Warrants granted in 2001 related to the sales of Pegasus Series C preferred stock (see Note 2), private investment transactions (see Note 13), the Cinergy advance (see Note 10) and certain professional service expenses (as follows). Warrants granted in 2002 related to private investment transactions (see Note 13), financing transactions (see Note 10) and certain professional service expenses (see Note 13).

In November of 2001, the Company granted a warrant for professional services rendered to purchase 141,450 shares of the Company’s common stock at an exercise price of $3.00 per share. The estimated fair value of the warrant of approximately $274,000 was recorded as marketing, general and administrative expense and was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.12%, and a dividend yield of zero. The warrant expires 5 years from the grant date and as of December 31, 2001 the warrant was outstanding and fully exercisable.

In December of 2001, the Company granted a warrant for professional services rendered and to be rendered in future periods to purchase 90,000 shares of the Company’s common stock at an exercise price of $3.65 per share. The estimated fair value of the warrant of approximately $131,000 was allocated between prepaid expense and marketing, general and administrative expense and was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 84%, a risk free interest rate of 3.28%, and a dividend yield of zero. The warrant expires 3 years from the grant date and as of December 31, 2001 the warrant was outstanding and fully exercisable.

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

On September 8, 2000, Pavilion, a competitor of Pegasus, served Pegasus with a complaint that it had filed on August 14, 2000, in the United States District Court for the Southern District of Texas asserting that Pegasus infringed 26 patents allegedly issued to or licensed by Pavilion (the “Pavilion Lawsuit”). The Pavilion Lawsuit was subsequently transferred to the United States District Court for the Northern District of Ohio. The Pavilion Lawsuit sought injunctive relief, compensatory and treble damages, as well as attorney’s fees, costs and expenses. On April 11, 2001, Pegasus and Pavilion agreed to dismiss the Pavilion Lawsuit without prejudice, in order to explore possible business combinations, cooperative relationships and other alternatives. On August 1, 2001, Pegasus purchased certain assets and liabilities of the Pavilion Power Optimization division, which effectively resolved the Pavilion Lawsuit, see Note 12.

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

The Company is obligated for non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. Rent expense in 2002, 2001 and 2000 was $550,214, $466,847 and $386,261, respectively. Certain of the leased property, principally office space, has been sublet to third parties under non-cancelable operating leases. Sublease income was $181,189, $165,693 and $78,301 in 2002, 2001 and 2000, respectively. Approximate future minimum lease payments and sublease receipts as follows:

Year Ending December 31	Lease Amounts Payable	Sublease Amounts Receivable	Net Amount
2003	$476,000	$109,000	$367,000
2004	315,000	124,000	191,000
2005	27,000	—	27,000
2006	3,000	—	3,000
2007	—	—	—

Total	$821,000	$233,000	$588,000

The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company’s proprietary Series “C” K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through December 31, 2002 under these agreements.

The Company is contingently liable to the State of Wyoming for a 12% royalty on a license fee for patents and other intellectual properties sold and transferred by the Company to Kennecott Energy. This amount is only payable to the State of Wyoming if Kennecott Energy builds a K-Fuel commercial production facility in the United States.

Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale of its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and certain other limitations. Through December 31, 2002, Pegasus has made no payments or accruals under this agreement.

Under terms of an amendment to the Purchase Agreement, Pegasus is contingently liable to Pavilion for $9 million in royalty payments based on all software licenses sold starting with the date of the agreement. These royalty payments are considered contingent purchase price and will be added to goodwill as such royalties become due. Through December 31, 2002, $530,000 in royalties was payable, and added to goodwill, under the amended Purchase Agreement.

NOTE 18. INCOME TAXES

The Company’s operations are principally domestic, with income taxable at the federal statutory rate of 34 percent plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

	2002	2001
Gross deferred tax assets:
Loss (NOL) carryforwards	$34,588,000	$21,499,000
Depreciation and amortization	1,652,000	1,643,000
Deferred compensation	33,000	40,000
Stock, warrants and accrued liabilities	1,834,000	871,000
Other	1,263,000	1,843,000

Gross deferred tax assets	39,370,000	25,896,000
Deferred tax assets valuation allowance	(39,370,000)	(25,896,000)

Net deferred tax assets	$—	$—

No net deferred tax asset has been recorded for NOL carryforwards or other deferred tax assets because there is no assurance that such benefits will be realized. The Company’s tax return net operating loss carryforwards of approximately $92,728,000 expire in various amounts beginning in 2005.

Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code (“Section 382”).

The Company’s total provision for income taxes in 2002, 2001 and 2000 were different from the amount expected by applying the statutory federal income tax rate to the net loss. The approximate differences are as follows:

	2002	2001	2000
Expected tax benefit on loss before income taxes	$(13,596,000)	$(5,160,000)	$(4,179,000)
Expected state tax benefit, net	(1,320,000)	(501,000)	(406,000)
Beneficial conversion feature	902,000	765,000	—
Non-deductible items	24,000	19,000	94,000
Increase in valuation allowance	13,474,000	4,889,000	4,491,000
Other	(516,000)	(12,000)	—

Total income tax benefit	$—	$—	$—

NOTE 19. SEGMENT INFORMATION

KFx’s reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary (“Pegasus” segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries (“K-Fuel” segment). The accounting policies of these segments are the same as those described in Note 1. In addition, the goodwill and intangibles and related amortization resulting from the acquisitions of Pegasus and Pavilion are included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based on its view of the potential for net income and operating cash flow. There are no intersegment revenues; however, KFx’s corporate office charges management and related fees to the Pegasus segment, based on actual costs and estimated time and other resources devoted to assist with and support the activities of Pegasus. The Pegasus accounting department also charges to the KFx segment its actual costs and estimated time devoted to completing the accounting functions for KFx.

The following tables present information about revenues, certain income and expense categories, net loss, cash used in operating activities, segment assets and certain other information used by KFx’s Chairman and CEO, its chief operating decision maker, as of December 31, 2002, 2001 and 2000 and for the years then ended:

	Pegasus	K-Fuel	Reconciling Items(a)	Consolidated
2002
Operating revenues	$5,154,008	$6,021	$—	$5,160,029

Operating costs
Cost of sales (excluding depreciation and amortization)	3,227,632	1,505	—	3,229,137
Marketing, general and administrative	3,081,257	1,529	5,982,926	9,065,712
Depreciation and amortization	975,529	261,611	258,138	1,495,278
Other	558,545	230,236	—	788,781

Total operating costs	7,842,963	494,881	6,241,064	14,578,908

Operating loss	(2,688,955)	(488,860)	(6,241,064)	(9,418,879)
Interest expense	(837,451)	—	(3,856,823)	(4,694,274)
Equity in income of affiliates	—	(951)	—	(951)
Loss on impairment	—	—	—	—
Interest income	4,739	—	6,160	10,899
Other income (expense)	(1,544,619)	15,073	(7,818,152)	(9,347,698)

Net loss	$(5,066,286)	$(474,738)	$(17,909,879)	$(23,450,903)

Cash provided by (used in) operating activities	$(595,969)	$68,384	$(3,466,315)	$(3,993,900)

Capital expenditures	$(104,825)	$—	$(36,778)	$(141,603)

Investment in equity method subsidiaries	$—	$355,068	$—	$355,068

Total assets	$10,214,627	$2,020,138	$3,547,107	$15,781,872

2001
Operating revenues	$3,003,057	$—	$—	$3,003,057

Operating costs
Cost of sales (excluding depreciation and amortization)	1,980,955	—	—	1,980,955
Marketing, general and administrative	2,884,907	2,461	4,090,239	6,977,607
Depreciation and amortization	972,318	1,376,586	440,258	2,789,162
Other	654,586	220,933	—	875,519

Total operating costs	6,492,766	1,599,980	4,530,497	12,623,243

Operating loss	(3,489,709)	(1,599,980)	(4,530,497)	(9,620,186)
Interest expense	(643,002)	—	(4,834,687)	(5,477,689)
Equity in income of affiliates	—	3,944	—	3,944
Loss on impairment	—	—	—	—
Interest income	11,537	—	12,054	23,591
Other income (expense)	—	48,253	(154,989)	(106,736)

Net loss	$(4,121,174)	$(1,547,783)	$(9,508,119)	$(15,177,076)

Cash provided by (used in) operating activities	$(2,853,803)	$6,396	$(3,890,310)	$(6,737,717)

Capital expenditures	$(115,547)	$(1,149)	$(2,450)	$(119,146)

Investment in equity method subsidiaries	$—	$351,454	$—	$351,454

Total assets	$10,661,823	$2,372,218	$1,282,762	$14,316,803

2000
Operating revenues	$1,894,994	$229,776	$—	$2,124,770

Operating costs
Cost of sales (excluding depreciation and amortization)	1,775,780	—	—	1,775,780
Marketing, general and administrative	2,890,455	41,970	2,190,601	5,123,026
Depreciation and amortization	745,643	1,623,277	459,551	2,828,471
Other	614,410	781,488	—	1,395,898

Total operating costs	6,026,288	2,446,735	2,650,152	11,123,175

Operating loss	(4,131,294)	(2,216,959)	(2,650,152)	(8,998,405)
Interest expense	(294,616)	—	(2,361,012)	(2,655,628)
Equity in income of affiliates	—	—	4,242	4,242
Loss on impairment of investment	—	—	(629,000)	(629,000)
Interest income	7,012	—	1,725	8,737
Other expense	—	(18,816)	(1,302)	(20,118)

Net loss	$(4,418,898)	$(2,235,775)	$(5,635,499)	$(12,290,172)

Cash used in operating activities	$(2,360,227)	$(55,047)	$(2,735,543)	$(5,150,817)

Capital expenditures	$(46,599)	$—	$(19,316)	$(65,915)

Investment in equity method subsidiaries	$—	$694,135	$—	$694,135

Total assets	$3,242,295	$3,278,160	$1,950,915	$8,471,370

(a)	Consists primarily of KFx corporate office activities and consolidating entries.

Since its acquisition in 1998, only the Pegasus segment has derived any significant revenue from outside the United States, which approximated $397,000, $833,000 and $119,000 in 2002, 2001 and 2000, respectively. Such non-US revenues were derived from Pegasus license and related installation service agreements with customers in Canada, Poland and China pursuant to which Pegasus is paid in US dollars. Neither segment has any significant assets outside of the United States.

During 2002, two individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (32% and 26%). During 2001, three individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (39%, 11% and 10%). During 2000, three individual Pegasus clients accounted for greater than 10%, each, of consolidated revenues (30%, 18% and 12%). During 2002, K-Fuel derived its revenues principally from the K-Fuel license fee (0.1% of consolidated revenues). During 2001, K-Fuel recorded no revenues. During 2000, K-Fuel derived its revenues primarily from a K-Fuel research and development contract (11% of consolidated revenues).

NOTE 20. SUBSEQUENT EVENTS

Sales of KFx Common Stock

In March 2003, the Company issued 6.0 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 1.2 million shares of KFx common stock, which resulted in cash proceeds to the Company of $15.0 million. The warrants have an exercise price of $2.75 per share, subject to adjustment and are exercisable over a five-year period. This private placement was made pursuant to a Common Stock and Warrant Purchase Agreement (“March 10 Purchase Agreement”) dated March 4, 2003. The warrants will be recorded at their estimated fair value of approximately $1,839,000 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 73%, a risk free interest rate of 2.6% and a dividend yield of zero.

In March 2003, the Company issued 1,745,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 349,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $4,362,500. The warrants have an exercise price of $2.75 per share, subject to adjustment and are exercisable over a five-year period. This private placement was made pursuant to a Common Stock and Warrant Purchase Agreement (“March 28 Purchase Agreement”) dated March 28, 2003. The warrants will be recorded at their estimated fair value of approximately $547,000 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 72%, a risk free interest rate of 3.1% and a dividend yield of zero.

As part of the March 10 Purchase Agreement and the March 28 Purchase Agreement, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registrations statement has not been filed within five business days of the filing of the Company’s Form 10-K (“Filing Deadline”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Filing Deadline until the date the registration statement is filed, pro rated for any period less than 30 days. In the event that a registration statement has not been declared effective within 120 days of each agreement (“Effectiveness Date”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Effectiveness Date to the date the registration is deemed to be effective, pro rated for any period less than 30 days. Until the registration statement for the warrants and common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to other expense. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value.

Potential Transfer of Assets with Kennecott

On March 10, 2003 KFx and Kennecott signed a non-binding letter of intent with respect to a potential transaction pursuant to which Kennecott will transfer to KFx all of Kennecott’s membership interest in K-Fuel, L.L.C. and the full ownership of certain related technology developed by Kennecott, in consideration for which we will transfer to Kennecott preferred and common stock, having the equivalent of $8 million in value, in Pegasus, at a value per share to be agreed by KFx and Kennecott, provided that such equivalent value shall result in the acquisition by Kennecott of a majority interest in and control of Pegasus.

In connection with this transaction, an intercompany loan from KFx to Pegasus, with an outstanding principal amount of approximately $8 million at December 31, 2002, will either be retired upon closing or remain outstanding under commercial terms to be determined prior to closing. If the loan remains outstanding, it will become convertible, at our option, into common stock of Pegasus at the same value per share as agreed with respect to Kennecott’s acquisition of such common stock, provided that such conversion does not result in Kennecott not having majority control of Pegasus.

The contemplated transaction is subject to due diligence, negotiation of and agreement on definitive documentation, board approval by Kennecott, its parent company, and KFx, and to other conditions. In the absence of unanticipated delay, such a transaction could be completed in the second or third quarter of 2003.

Stock Option Grants

On February 28, 2003, the Company issued stock options to purchase 460,000 shares of KFx common stock to employees and non-employee directors and stock options to purchase 10,000 shares of KFx common stock to third party consultants. These stock options have an exercise price of $2.75 per share and expire seven years from the date of grant. The exercise price of these stock options was greater than the fair market value of the Company’s common stock on the date of grant.

Increase in Authorized Shares of Common Stock

On January 22, 2003, the Board of Directors resolved, subject to adoption by the stockholders of the Company, to increase the total authorized shares of capital stock from 100 million shares to 140 million shares. Of the 140 million shares of authorized capital stock, 120 million shares shall be designated as common stock and 20 million shares shall be designated as preferred stock.

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001:

	(UNAUDITED)
2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$1,250,961	$1,252,924	$1,206,542	$1,449,602
Gross margin*	420,920	311,231	379,141	589,364
Net loss available to common stockholders	(3,734,193)	(13,871,184)	(19,186,379)	(3,195,564)
Basic and diluted net loss per common share	(0.12)	(0.41)	(0.52)	(0.09)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$247,950	$529,004	$1,106,530	$1,119,573
Gross margin*	(34,972)	113,384	474,000	248,757
Net loss available to common stockholders	(2,816,721)	(3,003,495)	(3,693,534)	(5,663,326)
Basic and diluted net loss per common share	(0.11)	(0.12)	(0.14)	(0.21)

*Operating revenues less cost of software licenses and services, K-Fuel demonstration plant and laboratory operations costs and expenses and K-Fuel royalty expense.

During the fourth quarter of 2002, (a) accretion of outstanding redeemable common stock to its redemption value resulted in expense of approximately $333,000 (see Note 13) and (b) the issuance of common stock and warrants for consulting services resulted in approximately $175,000 of general and administrative expense.

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