Form 10-Q
period 2003-03-31
KFX INC
filed 2003-05-09
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

On May 7, 2003 there were 46,933,012 shares of the Registrant’s common stock, $.001 parvalue, outstanding.

KFX INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

KFX INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,415,674	$3,341,909
Trade accounts receivable	672,065	352,258
Unbilled revenue	888,361	623,075
Other receivables	32,115	23,358
Prepaid expenses	84,609	118,541
Deferred job costs	527,441	493,608

Total current assets	22,620,265	4,952,749
Property, plant and equipment, net of accumulated depreciation	291,075	279,752
Patents, net of accumulated amortization	1,426,862	1,448,532
Investment in K-Fuel, LLC	348,443	355,068
Goodwill, net of accumulated amortization	4,735,361	4,583,361
Intangibles, net of accumulated amortization	3,199,935	3,337,567
Debt issue costs, net of accumulated amortization	55,815	66,237
Prepaid royalty	520,337	521,494
Other assets	255,898	237,112

TOTAL ASSETS	$33,453,991	$15,781,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,404,140	$2,108,571
Accrued expenses	2,029,871	797,194
Interest payable	162,282	150,284
Deferred revenue	2,764,274	2,733,133
Deferred income	73,565	98,629
Short-term notes payable to directors	450,000	450,000
Liability for common stock warrants	2,302,700	—
Current maturity of convertible long-term debt	844,666	844,666
Current maturities of long-term debt	415,000	325,000

Total current liabilities	11,446,498	7,507,477
Deferred revenue, less current portion	174,135	242,359
Convertible long-term debt, less current maturities	637,983	451,716
Long-term debt, less current maturities	—	90,000

Total liabilities	12,258,616	8,291,552

Commitments and Contingencies (Note 10)
Minority interest	5,814,565	5,755,387

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 80,000,000 shares authorized; and 40,713,012 and 38,968,012 shares issued and outstanding	40,713	38,968
Notes receivable and other	—	(95,089)
Additional paid-in capital	127,246,305	111,510,337
Accumulated deficit	(111,906,208)	(109,719,283)

Total stockholders’ equity	15,380,810	1,734,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,453,991	$15,781,872

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED THREE MONTHS ENDED MARCH 31,
	2003	2002
OPERATING REVENUES
Pegasus software licenses and services	$1,649,857	$1,250,961
K-Fuel license fee	4,632	—

Total operating revenues	1,654,489	1,250,961

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	981,900	767,126
Marketing, general and administrative expenses	1,676,571	1,366,245
Engineering and design fees	507,612	—
Pegasus software research and development	92,459	136,551
K-Fuel demonstration plant and laboratory	64,582	62,915
K-Fuel royalty	1,158	—
Depreciation and amortization	221,261	325,226

Total operating costs and expenses	3,545,543	2,658,063

OPERATING LOSS	(1,891,054)	(1,407,102)

Other income	12,687	16,084
Interest expense	(307,987)	(2,229,852)
Equity in loss of unconsolidated affiliates	(571)	(8)

NET LOSS	(2,186,925)	(3,620,878)

Accretion of redeemable common stock	—	(113,315)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,186,925)	$(3,734,193)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.05)	$(0.12)

Weighted-average common shares outstanding	40,526,000	30,140,000

The accompanying notes are an integral part

of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	UNAUDITED THREE MONTHS ENDED MARCH 31,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(2,186,925)	$(3,620,878)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	221,261	325,226
Equity in loss of unconsolidated affiliates	571	8
Amortization of debt discount	186,247	1,445,915
Accretion of maturity premiums	—	234,965
Common stock and warrants issued for services	184,889	75,204
Stock appreciation rights	2,363	—
Minority interest preferred dividends	59,178	51,779
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, unbilled revenue and deferred job costs	(627,683)	(339,310)
Prepaid and other assets	16,325	(5,567)
Deferred revenue	(37,083)	419,790
Accounts payable and accrued expenses	526,994	36,244
Interest payable	11,998	(77,517)

Cash used in operating activities	(1,641,865)	(1,454,141)

INVESTING ACTIVITIES
Purchases of property and equipment	(55,209)	(49,388)
Patent acquisition and pending patent applications	(7,651)	(14,322)
Cash paid on obligation for acquisition of business	(170,000)	(4,654,179)
Investments in equity based investees	(19,010)	(6,219)

Cash used in investing activities	(251,870)	(4,724,108)

FINANCING ACTIVITIES
Issuance of redeemable common stock and warrants, net	—	5,000,000
Issuance of common stock	18,967,500	—
Issuance of preferred stock in subsidiary	—	500,000
Proceeds from short-term notes payable	—	1,000,000

Cash provided by financing activities	18,967,500	6,500,000

Increase in cash and cash equivalents	17,073,765	321,751
Cash and cash equivalents, beginning of period	3,341,909	604,252

Cash and cash equivalents, end of period	$20,415,674	$926,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$50,563	$574,709

The accompanying notes are an integral part

of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Three Months Ended March 31, 2003:

None

Three Months Ended March 31, 2002:

KFx Inc. (“KFx” or the “Company”) issued 15,000 shares of the Company’s common stock, of which 10,000 of these shares were issued to a related party of the Chairman and CEO, in exchange for consulting services during the three months. Accordingly, $42,600 was charged to general and administrative expense.

Convertible Debentures with a principal value of $3,490,000 were converted, based on a conversion price of $3.00 per share, into 1,163,325 shares of the Company’s common stock, which resulted in an addition to stockholders’ equity of $3,839,886, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 6).

During the first quarter of 2002, the Company sold common stock in a private placement transaction, which reduced the conversion price of the Convertible Debentures to $2.50 per share. The reduction of the conversion price resulted in a beneficial conversion feature of $802,000, which was recorded as debt discount and an addition to stockholders’ equity. The debt discount is being amortized to interest expense over the remaining life of the Convertible Debentures (see Note 6).

The Company issued warrants to purchase 500,000 shares of KFx common stock in conjunction with the notes payable issued during the first quarter of 2002, resulting in debt discount of $446,265, which is being amortized to interest expense through the maturity of the notes on June 30, 2002 (see Note 4).

The Company issued a warrant to purchase 2,250,000 shares of KFx common stock in conjunction with a private placement of the Company’s common stock during the first quarter, resulting in accretion expense of $113,315 (see Note 8).

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of the results of operations expected for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management has made significant estimates with respect to the percentage of completion on software installation projects and to the realizability of the Company’s property, plant and equipment, goodwill, patents, equity investments and prepaid royalty. Actual results could differ from these estimates, making it possible that a change in the estimates could occur in the near term.

The consolidated financial statements at March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2002 financial statements to conform to the current year presentation.

Net loss per common share for the three month periods ended March 31, 2003 and 2002 are based on the weighted-average number of shares of common stock outstanding during the period, and excludes approximately 28,236,000 and 11,902,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company’s net loss would be anti-dilutive.

Included in the consolidated statements of operations for the three months ended March 31, 2003 are $507,612 of engineering and design fees related to the Company’s K-Fuels plant. For the three months ended March 31, 2002 there were no engineering and design fees.

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

Had compensation expense for the Company’s stock option plans been recognized based on the fair value at the grant date for the awards under these plans consistent with the method of FAS 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	3 Months Ended March 31,
	2003	2002
Net loss available to common stockholders, as reported	$(2,186,925)	$(3,734,193)
Pro forma net loss available to common stockholders	$(2,861,127)	$(3,842,793)
Basic and diluted net loss per share, as reported	$(0.05)	$(0.12)
Pro forma basic and diluted net loss per share	$(0.07)	$(0.13)

NOTE 2. ISSUANCES AND SALES OF PEGASUS PREFERRED STOCK

On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx (“Pegasus Common Stock”), to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock (“Pegasus Preferred Stock”) equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000 into Pegasus Preferred Stock, at the same price provided to Kennecott Energy. Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired on March 3, 2001. Through March 31, 2003, Kennecott Energy has purchased $3,500,000 of additional Pegasus Preferred Stock, $1,000,000 of which was purchased during 2002. The entire Kennecott Energy investment in Pegasus is included in minority interest as of March 31, 2003.

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

In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of KFx common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of the Company’s Debentures. Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments were classified as debt. Accordingly, the Company estimated the fair value of the related warrants and recorded an aggregate debt discount of $1,179,037. The Company calculated the debt discount amount based upon an allocation of the initial sales proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility ranging from 73%

to 76%, a risk free interest rate ranging from 4.1% to 5.0%, and an expected dividend yield of zero. In addition, the difference between the effective conversion price of the preferred stock and the fair value of KFx’s common stock on the respective dates of the transactions resulted in a beneficial conversion feature in an aggregate amount of $1,351,217, which was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). During the quarters ended March 31, 2003 and 2002, the Company recorded $-0- and $428,076, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature. During the quarters ended March 31, 2003 and 2002, the Company recorded $-0- and $207,975, respectively, in interest expense related to the accretion of these instruments to their respective redemption values. As a result of the repayment of the obligation to repurchase the preferred stock as noted above, there will be no further accretion of the instruments. In addition, as a result of the repurchase, prior to the maturity date, of the obligation to repurchase preferred stock sold in November 2001, the Company recorded the intrinsic value of the beneficial conversion feature of $313,433 into additional paid in capital. The intrinsic value of the beneficial conversion feature was calculated on the date the debt was extinguished in compliance with EITF 98-5 and EITF 00-27.

At March 31, 2003 the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx—65.7%, Pegasus founders—14.0% and Kennecott Energy—20.3%.

NOTE 3. NOTES PAYABLE TO DIRECTORS

During 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company’s Chairman and CEO bearing interest at prime plus 2%, due on demand. In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.25% at March 31, 2003). The terms of the agreement include a warrant to purchase 285,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 73%, a risk free interest rate of 4.65% and a dividend yield of zero. At March 31, 2003, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates. Under a $400,000 note, which bears interest at the prime rate plus 2% (6.75% at March 31, 2002) and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was issued to purchase 350,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $213,500 as debt discount, which was amortized to interest expense over the initial six-month term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero. The warrant expires in July 2003. At March 31, 2003, the warrant was outstanding and fully exercisable. An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2%, is due on demand, and is personally guaranteed by KFx’s Chairman. In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.25% at March 31, 2003). At March 31, 2003, the unpaid balance of the three unsecured notes was $300,000.

NOTE 4. NOTES PAYABLE

In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement included a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $223,817, which was amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero. On July 1, 2002, a cash payment of $523,561 was made to pay the entire obligation due on this note. At March 31, 2003, the warrant was outstanding and fully exercisable.

In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements included warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $222,448, which was amortized to interest expense over the term of the notes. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero. On July 1, 2002, a cash payment of $518,850 was made to pay the entire obligation due on this note. At March 31, 2003, the warrant was outstanding and fully exercisable.

NOTE 5. CONVERTIBLE LONG-TERM DEBT

On July 25, 2001, Cinergy Corporation (“Cinergy”) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001. The advance bears interest at 7% per annum, payable monthly. Per the terms of the agreement, Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The conversion price of the advance into KFx common stock was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6). The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share. The exercise price of the warrant was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6). The Company estimated the fair value of the warrant and recorded a debt discount of $389,290, which is being amortized to interest expense over the estimated three-year term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 86%, a risk free interest rate of 4.3% and a dividend yield of zero. During the quarters ended March 31, 2003 and 2002, Cinergy applied no payments of Pegasus invoices against the outstanding balances of the advance. At March 31, 2003, $2,488,380 was outstanding, the unamortized portion of the debt discount was $171,996 and the warrant was outstanding and fully exercisable. At December 31, 2002, $2,488,360 was outstanding, the unamortized portion of the debt discount was $203,847 and the warrant was outstanding and fully exercisable.

In addition, the difference between the effective conversion price of the note into KFx common stock and the fair value of KFx’s common stock on date of issuance of the note resulted in a beneficial conversion feature in an amount of $245,455, which was calculated in accordance with EITF 98-5 and EITF 00-27. Due to the conversion and repayment of all of the Company’s outstanding Debentures (see Note 6), the conversion price on the advance was reset to $2.75 per share on July 24, 2002 and, as a result, the Company recorded an additional beneficial conversion feature charge of $1,098,381, which was calculated in accordance with EITF 98-5 and EITF 00-27 and will be amortized to interest expense over the estimated remaining term of the advance. The unamortized portion of the beneficial conversion features, which was $833,736 at March 31, 2003, is reflected as additional debt discount in the balance sheet. During the quarter ended March 31, 2003, the Company recorded $186,247 in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion features.

In relation to the above transaction, the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company’s common stock at an exercise price of $3.00 per share, expiring 5 years from the date of grant. The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note. The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04% and a dividend yield of zero. During the quarter ended March 31, 2003, the Company recorded $10,422 in amortization expense related to the debt issue costs.

NOTE 6. CONVERTIBLE DEBENTURES

On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price of the Debentures to $3.00 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company’s common stock on the original issuance date of the Debentures resulted in a beneficial conversion feature of approximately $2,283,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During the quarters ended March 31, 2003 and 2002, the Company recorded $-0- and $768,304, respectively, in interest expense related to the amortization of the debt discount.

On March 28, 2002, the Company sold common stock in a private placement transaction for $2.50 per share, which reduced the conversion price of the Debentures to $2.50 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the previously adjusted conversion price resulted in a beneficial conversion feature of $802,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During the quarters ended March 31, 2003 and 2002, the Company recorded $-0- and $20,390, respectively, in interest expense related to the amortization of the debt discount.

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

On July 24, 2002, the Company satisfied the remaining obligation of $3,458,992 for the outstanding Debentures, which included accrued interest and a 12% maturity premium

NOTE 7. PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

Pursuant to an Asset Purchase and License Agreement (the “Purchase Agreement”) between Pavilion Technologies, Inc. (“Pavilion”), Pegasus and KFx, dated July 31, 2001, certain assets and liabilities relating to the Pavilion Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, customer list, exclusive rights to license Pavilion’s software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion’s software being licensed. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. The Purchase Agreement initially provided for a base price of $9.5 million in cash, payable to Pavilion in installments through July 31, 2003, adjusted for the net of assets and liabilities assumed. Additionally, Pegasus was to initially pay Pavilion royalties of up to $5.5 million between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. During 2001, Pegasus made payments to Pavilion totaling $2,447,740 against the base purchase price. On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million on March 28, 2002 as the final base purchase price payment for the acquisition. This reduction resulted in a net purchase price adjustment, based upon the present value of the payments, of approximately $1.5 million, which was recorded as a reduction of goodwill as of December 31, 2001. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. As of March 31, 2003, the Company had incurred a total of $682,000 in royalty obligations as a result of the sales of software licenses subsequent to the consummation of the acquisition, $152,000 of which were incurred during the quarter ended March 31, 2003.

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

(dollars in thousands):
Purchase price (including royalty obligations incurred)	$7,657
Fair value of identifiable intangible assets acquired	4,392
Deferred revenue	(63)

Excess cost over net assets acquired	3,328
Acquisition costs	269

Goodwill	$3,597

The purchase price was reduced by $150,000 during the first quarter 2002 based on the transaction costs incurred relating to the March 28, 2002 amendment to the Purchase Agreement, a reduction in the deferred revenue acquired and other purchase price adjustments defined in the Purchase Agreement. Goodwill recognized as a result of the transaction is attributable to Pegasus and all activity relating to the goodwill was assigned to the Pegasus segment.

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

The intangible assets acquired consist of the following as of March 31, 2003:

Order backlog, 18 month useful life	$319,000
Customer lead list, 18 month useful life	117,000
Maintenance contract, 7 year useful life	990,000
License, 9.5 year useful life	2,966,000
Total	4,392,000
Less accumulated amortization	(1,192,065)
Net book value	$3,199,935

Amortization expense for the above intangible assets for the three months ended March 31, 2003 was $137,632. Estimated future amortization expense is as follows:

For the year ended December 31, 2003	$477,861
For the year ended December 31, 2004	453,639
For the year ended December 31, 2005	453,639
For the year ended December 31, 2006	453,639
Thereafter	1,498,789

NOTE 8. COMMON STOCK

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

In addition, pursuant to the July 19, 2002 investment agreement, the investors have the right to select two persons to serve on the board of directors of KFx and, upon election to the board, KFx has agreed to appoint these two persons to serve on the board’s executive committee. As of March 31, 2003, one person had been selected by the investors to serve as a director. This agreement will remain in force until the investors hold less than 400,000 shares of KFx’s common stock. In accordance with the terms of the investment agreements, approximately $4.4 million of the proceeds was used to satisfy the outstanding amount due on the Pavilion Power Optimization Division acquisition obligation, approximately $3.8 million of the proceeds was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant, $1 million of the proceeds was used to satisfy the outstanding obligation under short-term notes payable that were due on June 30, 2002, approximately $3.5 million of the proceeds was used to satisfy the entire outstanding obligation for repayment of the Debentures and the remaining proceeds are to be used for general corporate purposes.

In March 2003, the Company issued 6.0 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 1.2 million shares of KFx common stock, which resulted in cash proceeds to the Company of $15.0 million. The warrants have an exercise price of $2.75 per share, subject to adjustment and are exercisable over a five-year period. This private placement was made pursuant to a Common Stock and Warrant Purchase Agreement (“March 10 Purchase Agreement”) dated March 4, 2003. The warrants were recorded at their estimated fair value of approximately $1,839,000 and recorded as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 73%, a risk free interest rate of 2.6% and a dividend yield of zero.

In March 2003, the Company issued 1,745,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 349,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $4,362,500. The warrants have an exercise price of $2.75 per share, subject to adjustment and are exercisable over a five-year period. This private placement was made pursuant to a Common Stock and Warrant Purchase Agreement (“March 28 Purchase Agreement”) dated March 28, 2003. The warrants were recorded at their estimated fair value of approximately $547,000 and recorded as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 72%, a risk free interest rate of 3.1% and a dividend yield of zero.

As part of the March 10 Purchase Agreement and the March 28 Purchase Agreement, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been filed within five business days of the filing of the Company’s Form 10-K (“Filing Deadline”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Filing Deadline until the date the registration statement is filed, pro rated for any period less than 30 days. The company filed a registration statement within five business days of the filing of the Company’s Form 10-K. In the event that a registration statement has not been declared effective within 120 days of each agreement (“Effectiveness Date”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Effectiveness Date to the date the registration is deemed to be effective, pro rated for any period less than 30 days. Until the registration statement for the warrants and common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to additional paid-in capital. During the three months ended March 31, 2003, $83,520 was added to addition paid-in capital. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value. The registration statement was declared effective by the Securities and Exchange Commission on May 5, 2003.

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

NOTE 9. SEGMENT INFORMATION

KFx’s reportable segments are based on its principal products and services, which are optimization software and related services, through its Pegasus subsidiary (“Pegasus” segment), and clean fuels technology, through certain activities of KFx and certain of its subsidiaries (“K-Fuel” segment). The accounting policies of these segments are the same as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, the goodwill and intangibles and related amortization resulting from the acquisitions of Pegasus and Pavilion are included in the Pegasus segment. KFx evaluates the performance of its segments and allocates resources to them primarily based on its view of the potential for net income and operating cash flow. There are no intersegment revenues; however, KFx’s corporate office charges management and related fees to the Pegasus segment, based on actual costs and estimated time and other resources devoted to assist with and support the activities of Pegasus.

The following table presents information about revenues, net loss, cash used in operating activities, segment assets and certain other information used by KFx’s Chairman and CEO, its chief operating decision maker, as of March 31, 2003 and 2002 and for the three month periods then ended:

THREE MONTHS ENDED	PEGASUS	K-FUEL	RECONCILING ITEMS (a)	CONSOLIDATED
March 31, 2003
Operating Revenues	$1,649,857	$4,632	$ —	$1,654,489

Net Loss	$(305,595)	$(108,967)	$(1,772,363)	$(2,186,925)

Cash (Used in) Provided by Operating Activities	$(533,442)	$41,419	$(1,149,842)	$(1,641,865)

Total Assets	$10,268,674	$2,014,240	$21,171,077	$33,453,991

March 31, 2002
Operating Revenues	$1,250,961	$ —	$ —	$1,250,961

Net Loss	$(836,788)	$(94,203)	$(2,689,887)	$(3,620,878)

Cash Used in Operating Activities	$(678,494)	$(2,573)	$(773,074)	$(1,454,141)

Total Assets	$10,746,924	$2,305,325	$1,548,872	$14,601,121

(a)	Consists primarily of KFx corporate office activities and consolidating entries.

NOTE 10. CONTINGENCIES

The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company’s proprietary Series “C” K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through March 31, 2003 under these agreements.

In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman’s royalty is now 25% of the Company’s worldwide royalty and license fee revenue, computed after a State of Wyoming royalty. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. In his will, Mr. Koppelman bequeathed 50% of the royalty stream to Theodore Venners, the Chairman, Chief Executive Officer and President of KFx. The total amount paid under this agreement through March 31, 2003 was $275,000.

Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale of its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and certain other limitations. Through March 31, 2003, Pegasus has made no payments or accruals under this agreement.

Under terms of an amendment to the Purchase Agreement, Pegasus is contingently liable to Pavilion for $9 million in royalty payments based on all software licenses sold starting with the date of the agreement. These royalty payments are considered contingent purchase price and will be added to goodwill as such royalties become due. Through March 31, 2003, $682,000 in royalties was payable, and added to goodwill, under the amended Purchase Agreement.

On March 14, 2003, KFx signed a non-binding letter of intent with Kennecott, providing that Kennecott will transfer to us all of its membership interest in K-Fuel, LLC and the full ownership of certain related technology developed by Kennecott. In return, KFx will transfer to Kennecott preferred and common stock, in Pegasus, having the equivalent of $8 million in value at a value per share to be agreed by KFx and Kennecott, provided that such equivalent value shall result in the acquisition by Kennecott of a majority interest in, and control of, Pegasus. The contemplated transaction is subject to due diligence, definitive documentation, to board approval by Kennecott and its parent company, and by us, and to other conditions. In the absence of unanticipated delay, the transaction could be completed in the second or third quarter of 2003.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. FAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of FAS 143 did not have an impact on the Company’s financial position or results of operations.

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

KFX INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

Some of the information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

For additional factors that could affect the validity of our forward-looking statements, you should read “Risk Factors” contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002 and “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by the Company. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion and analysis explains our general financial condition, changes in financial condition and results of operations for KFx Inc, as a whole and each of our operating segments including:

•	Factors affecting our business

•	Our revenues and losses

•	The source of our revenues and losses

•	Why those revenues and losses were different from quarter to quarter

•	Where our cash came from and how it was used

•	How all of this affects our overall financial condition

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

Pegasus’ firm backlog of software license and installation contracts as of March 31, 2003 was approximately $7,483,000, compared to approximately $7,700,000 at March 31, 2002, a decrease of 2.8%.

We operate in two principal segments of the clean energy industry:

•	K-Fuel—The K-Fuel® Technology is a “beneficiating process” which uses heat and pressure to transform low BTU, high moisture content coal into high BTU, low moisture content coal. In 2002, less than 1% of the Company’s revenue and approximately 15% of the Company’s operating loss before corporate and consolidating items were attributable to this segment.

•	Pegasus—Pegasus is a software company that develops and sells software products that optimize the performance of fossil fueled utility boilers. In 2002, 100% of the Company’s revenue and approximately 85% of the Company’s operating loss before corporate and consolidating items were attributable to this segment.

We do not believe that there are any seasonal effects to the business of our segments.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company bases estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed description of our significant accounting policies you should read Note 1 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2002. Set fourth below is a summary of our most critical accounting policies.

•	The Company’s revenue recognition policy is significant because the Company’s revenue is a key component of our results of operations. The Company’s revenue is primarily attributable to the sale of software licenses and services. Revenue is recognized with the provision of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and the provisions of SOP 98-9 “Modification of SOP 97-2 Software Revenue Recognition”. Revenue is not recognized until persuasive evidence of an arrangement exists, either by way of a signed contract or signed purchase order. The Company also follows the guidelines of Staff Accounting Bulletin (“SAB”) 101”Revenue Recognition in Financial Statements” in recognizing revenue related to the sale of software licenses and services. Where services are essential to the functionality of the delivered software, the license fee and product revenue is generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Percentage of Construction-Type and Certain Production-Type Contracts.”

•	Valuation of Long-Lived Assets, Intangible Assets and Goodwill. The Company’s valuation of its long-lived assets, intangible assets and goodwill is significant related to the Company’s results of operations and financial condition. We must assess the realizable value of our long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

Consolidated revenues in the three months ended March 31, 2003 increased as compared to the three months ended March 31, 2002 by $403,528 (32%) due mainly to an increase in Pegasus revenues. The increase in Pegasus revenues for the three months ended March 31, 2003, resulted from an increase in sponsored research and development projects of approximately $322,000 and an increase in maintenance and warranty revenue of approximately $84,000 as compared to the three months ended March 31, 2002. While Pegasus revenues increased significantly in the first quarter of 2003, potential customers of Pegasus have been adversely impacted by the economic downturn in the power generation industry and might delay or cancel future sales orders. Further, a continued weakening United States economy could cause longer sales cycles or delays in closing new business opportunities.

Consolidated operating costs and expenses for the three months ended March 31, 2003 increased as compared to the three months ended March 31, 2002 by $887,480 (33%) due primarily to the net effect of (a) an increase of $214,774 (28%) in Pegasus’ cost of software licenses and services triggered by higher revenue in the three months ended March 31, 2003, (b) an increase in marketing, general and administrative expense of approximately $310,000 (23%) caused by higher legal fees of approximately $211,000 and higher consultant expense of approximately $35,000, (c) approximately $508,000 in engineering and design fees related to the K-Fuel plant, (d) approximately $44,000 lower research and development expense at Pegasus and (e) lower depreciation and amortization expense of approximately $104,000 because of no amortization expense recorded in 2003 related to debenture issuance costs (approximately $55,000), lower amortization expense of debt issuance costs of approximately $68,000 in 2003, offset by increased amortization expense of Pegasus intangible assets of $15,000 in 2003.

The factors discussed above combined in the three months ended March 31, 2003 to produce an operating loss of $1,891,054, which was $483,952 (34%) higher than for the three months ended March 31, 2002. Pegasus’ portion of the operating loss for the first quarter of 2003 was $125,872, which was $464,780 (79%) less than for the first quarter of 2002 and was mainly due to (a) an overall improvement in gross margins on projects from 38.7% in 2002 to 40.5% in 2003, or approximately $184,000 in higher gross profit in 2003, (b) a decrease of approximately $50,000 in sales and marketing expenses, (c) a decrease of approximately $44,000 in research and development expenses, (d) a decrease in general and administrative expenses of approximately $84,000 due to lower spending levels and a decrease in management fees and (e) a decrease of approximately $119,000 in product and customer support expenses due to increased utilization of installation staff. The combined K-Fuel segment and corporate cost portion of the operating loss for the first quarter of 2003 was $1,765,182 compared to $816,450 in 2002 with the increase in operating loss resulting mainly from the increase in engineering and design fees related to the K-Fuel plant of approximately $508,000, higher KFx consultant expense of approximately $53,000, higher professional and legal fees of approximately $309,000, higher corporate expenses of approximately $185,000, offset by a decrease in depreciation and amortization expense of approximately $123,000.

Non-operating items added $295,871 of net expense in the first quarter of 2003, compared to $2,213,776 in the first quarter of 2002, for a decrease of $1,917,905 (87%), due to a decrease in interest expense of $1,921,865 (86%). The decrease in interest expense is due to the following interest expense recorded in the three months ended March 31, 2002, (a) approximately $636,000 of interest expense related to KFx’s repurchase obligation of Pegasus preferred stock, (b) approximately $789,000 of interest expense related to the beneficial conversion charges relating to the reduction of the conversion price of convertible debentures, (c) approximately $84,000 of interest and accretion expense related to convertible debentures, (d) approximately $305,000 of interest expense related to a note payable entered into in the first quarter of 2002 that was paid off on July 1, 2002, (e) approximately $73,000 of interest expense related to note payables entered into in the first quarter of 2002 that were paid off on July 1,

2002 and (f) approximately $143,000 of interest expense related to the Pavilion purchase obligation. These interest expense items were not recorded in the first quarter of 2003 because they were no longer obligations of the Company as of December 31, 2002. Offsetting these decreases in interest expense was an increase in interest expense of approximately $117,000 related to the convertible long-term debt from Cinergy.

As a result of the above factors, the consolidated net loss available to common stockholders of $2,186,925 ($0.05 per share) for the first quarter of 2003 was $1,547,268 less than the net loss available to common stockholders for the first quarter of 2002. Included in the first quarter 2003 and 2002 net losses available to common stockholders were non-cash charges approximating $655,000 and $2,246,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our working capital was $11,173,767 compared to working capital deficit of $2,554,728 at December 31, 2002. The increase in working capital of $13,728,495 during the three months ended March 31, 2003 was due to (a) the approximately $17.1 million net increase in cash and cash equivalents primarily from the sale of common stock and warrants, (b) an increase in trade accounts receivable of approximately $320,000, (c) an increase in unbilled revenue of approximately $265,000, offset by (d) an increase in accounts payable of approximately $295,000, (e) an increase in accrued expenses of approximately $1,233,000 primarily due to stock offering costs and (f) an increase in liability for common stock warrants of $2,302,700 recorded during the first quarter of 2003. As of March 31, 2003, we had cash and cash equivalents of $20,415,674 compared to $3,341,909 at December 31, 2002.

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2003 was $1,641,865 compared to $1,454,141 for the three months ended March 31, 2002. The increase in cash used in operating activities of $187,724 primarily resulted from a lower net loss of $1,433,953 during the three months ended March 31, 2003, offset by a decrease in amortization of debt discount of $1,259,668 during the three months ended March 31, 2003, lower depreciation and amortization expense of $103,965 during the three months ended March 31, 2003 and $234,965 of accretion of maturity premiums during the three months ended March 31, 2002.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2003 was $251,870 compared to $4,724,108 for the three months ended March 31, 2002. The decrease in cash used in investing activities of $4,472,238 was primarily due to a decrease in cash paid on the obligation for the acquisition of a business of $4,484,179 during the three months ended March 31, 2003.

Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2003 was $18,967,500 compared to $6,500,000 for the three months ended March 31, 2002. The increase in cash provided by financing activities of $12,467,500 is due to an increase of approximately $14.0 million in common stock sales during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 offset by $500,000 raised from the issuance of preferred stock in Pegasus during the three months ended March 31, 2002 and $1,000,000 from proceeds from short-term notes payable during the three months ended March 31, 2002.

During 2002, we engaged Jefferies & Co., Inc., an investment banking firm, to assist in all aspects of strategic and financial planning. This step was taken as a part of our ongoing efforts to restructure our balance sheet in an optimal manner for the benefit of our shareholders and in view of the rapidly changing energy market opportunities and challenges. Jefferies & Co., is assisting the Company in raising funds to build a K-Fuel® plant. We will require significant funds to finance our proposed K-Fuel® plant.

In March 2003, the Company issued 6.0 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 1.2 million shares of KFx common stock, which resulted in cash proceeds to the Company of $15.0 million. The warrants have an exercise price of $2.75 per share, subject to adjustment and are exercisable over a five-year period. This private placement was made pursuant to a Common Stock and Warrant Purchase Agreement (“March 10 Purchase Agreement”) dated March 4, 2003. The warrants were recorded at their estimated fair value of approximately $1,839,000 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 73%, a risk free interest rate of 2.6% and a dividend yield of zero.

In March 2003, the Company issued 1,745,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 349,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $4,362,500. The warrants have an exercise price of $2.75 per share, subject to adjustment and are exercisable over a five-year period. This private placement was made pursuant to a Common Stock and Warrant Purchase Agreement (“March 28 Purchase Agreement”) dated March 28, 2003. The warrants were recorded at their estimated fair value of approximately $547,000 on the issuance date as a liability on the consolidated balance sheet. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 72%, a risk free interest rate of 3.1% and a dividend yield of zero.

As part of the March 10 Purchase Agreement and the March 28 Purchase Agreement, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement has not been filed within five business days of the filing of the Company’s Form 10-K (“Filing Deadline”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Filing Deadline until the date the registration statement is filed, pro rated for any period less than 30 days. The company filed a registration statement within five business days of the filing of the Company’s Form 10-K. In the event that a registration statement has not been declared effective within 120 days of each agreement (“Effectiveness Date”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Effectiveness Date to the date the registration is deemed to be effective, pro rated for any period less than 30 days. Until the registration statement for the warrants and common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to other expense. Upon the registration statement being declared effective, the related outstanding warrants will be reclassified to equity at their then current estimated fair value. The registration statement was declared effective by the Securities and Exchange Commission on May 5, 2003.

We are continuing to work toward our goal of constructing and operating a commercial K-Fuel® plant. Upon completion of construction of a commercial scale K-Fuel production facility, we expect to generate K-Fuel revenue and net cash flows. It is estimated that construction of a K-Fuel® production facility will take approximately nine to twelve months, thus no revenue would begin until after construction is complete, and the K-Fuel plant commences operations. We will require further funds to construct this production facility.

From time to time, our directors have provided us short term unsecured financing and we expect that such financing, on at least a short-term basis, will continue to be available if needed. Such short term financing will not, however, cover the cash needs we require on an ongoing basis.

We will seek to meet our cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of March 31, 2003 approximated $20.4 million; (b) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry; (c) potential debt and/or equity offerings; (d) potential fees from licensing new K-Fuel facilities; (e) potential partners in connection with opportunities to expand our product and service offerings to the power industry; and (f) unsecured short term borrowings for us and/or Pegasus from one or more of their directors and/or other parties.

Depending on the outcome of various uncertainties, including those discussed herein, we may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements. Should we be required to seek any additional debt and/or equity financing, our ability to do so will be affected by the agreements among KFx and the other shareholders of Pegasus related to the provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus, limiting the payment of dividends by Pegasus.

There are no assurances that any of these potential funding sources will materialize, If the overall outcome of the various uncertainties affecting us is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all. If we require additional financing and cannot obtain it when needed, we may default on payments when due. Our former independent accountants report on the

Company’s consolidated 2001 and 2000 financial statements contained an explanatory paragraph related to the Company’s ability to continue as a going concern for those years.

Below is the detail of our obligations and the maturity of those obligations as of March 31, 2003:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years
Long-Term Debt (1)	$3,353,380	$2,465,000	$888,380
Operating Leases, net of sublease receivable	$473,000	$314,000	$151,000	$8,000
Royalty Payment to Pavilion (2)	$8,390,000

(1)	Includes $2,488,380 of debt payable to Cinergy that becomes putable back to Pegasus upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract.
(2)	Amount represents royalties payable to Pavilion based on the sales of software licenses by Pegasus. The payments have no term of expiration.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. FAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of FAS 143 did not have an impact on the Company’s financial position or results of operations.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1(1)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 4, 2003

10.2(2)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 28, 2003

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Document previously filed with the U.S. Securities and Exchange Commission on March 11, 2003 with the Company’s Current Report on Form 8-K dated March 10, 2003, and incorporated herein by reference.

(2)	Document previously filed with the U.S. Securities and Exchange Commission on April 17, 2003, with the Company’s Current Report on Form 8-K dated April 2, 2003, and incorporated herein by reference.

(B)	REPORTS ON FORM 8-K

During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K dated February 6, 2003, under Item 4, Changes in Registrant’s Certifying Accountant, a Current Report on Form 8-K dated March 11, 2003 under Item 4, Changes in Registrant’s Certifying Accountant and Item 5, Other Events and a Current Report on Form 8-K dated March 28, 2003 under Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

/s/ THEODORE VENNERS

THEODORE VENNERS CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE: MAY 9, 2003

/s/ JERRY A. MITCHELL

JERRY A. MITCHELL VICE PRESIDENT OF FINANCE & ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

DATE: MAY 9, 2003

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

/s/ Theodore Venners

Theodore Venners

Chairman and Chief Executive Officer

May 9, 2003

CERTIFICATIONS

I, Jerry A. Mitchell, certify that:

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

May 9, 2003