Form 10-Q
period 2003-06-30
KFX INC
filed 2003-08-13
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☒	No ☐

On August 11, 2003 there were 46,704,746 shares of the Registrant’s common stock, $.001 par value, outstanding.

KFX INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

KFX INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2003	DECEMBER 31, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,442,078	$3,341,909
Trade accounts receivable	618,721	352,258
Unbilled revenue	1,054,449	623,075
Other receivables	24,331	23,358
Prepaid expenses	72,251	118,541
Deferred job costs	506,708	493,608

Total current assets	20,718,538	4,952,749
Property, plant and equipment, net of accumulated depreciation	1,051,545	279,752
Patents, net of accumulated amortization	1,414,483	1,448,532
Investment in K-Fuel, LLC	355,670	355,068
Goodwill	4,911,361	4,583,361
Intangibles, net of accumulated amortization	3,086,525	3,337,567
Debt issue costs, net of accumulated amortization	45,277	66,237
Prepaid royalty	519,166	521,494
Other assets	382,521	237,112

TOTAL ASSETS	$32,485,086	$15,781,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,645,571	$2,108,571
Accrued expenses	1,014,180	797,194
Interest payable	117,604	150,284
Deferred revenue	2,738,984	2,733,133
Deferred income	62,099	98,629
Short-term notes payable to directors	450,000	450,000
Current maturity of convertible long-term debt	202,666	844,666
Current maturities of long-term debt	415,000	325,000

Total current liabilities	8,646,104	7,507,477
Deferred revenue, less current portion	106,956	242,359
Convertible long-term debt, less current maturities	1,376,819	451,716
Long-term debt, less current maturities	—	90,000

Total liabilities	10,129,879	8,291,552

Commitments and Contingencies (Note 10)
Minority interest	5,874,401	5,755,387

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 120,000,000 shares authorized; and 47,147,679 and 38,968,012 shares issued and outstanding	47,148	38,968
Notes receivable and other	—	(95,089)
Additional paid-in capital	131,466,472	111,510,337
Accumulated deficit	(115,032,814)	(109,719,283)

Total stockholders’ equity	16,480,806	1,734,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,485,086	$15,781,872

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED THREE MONTHS ENDED JUNE 30,

	2003	2002

OPERATING REVENUES
Pegasus software licenses and services	$1,488,776	$1,252,924
K-Fuel demonstration plant and laboratory contract revenue	22,297	—
K-Fuel license fee	4,683	—

Total operating revenues	1,515,756	1,252,924

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	908,611	898,031
Marketing, general and administrative expenses	2,786,884	3,874,024
Engineering and design fees	312,838	—
Pegasus software research and development	107,574	144,418
K-Fuel demonstration plant and laboratory	77,069	43,662
K-Fuel royalty	1,171	—
Depreciation and amortization	200,226	538,829

Total operating costs and expenses	4,394,373	5,498,964

OPERATING LOSS	(2,878,617)	(4,246,040)
Other income (expense), net	62,360	(522,616)
Interest expense	(310,256)	(1,854,430)
Equity in loss of unconsolidated affiliates	(93)	(376)

NET LOSS	(3,126,606)	(6,623,462)
Deemed dividend attributable to warrant holder	—	(399,446)
Accretion of redeemable common stock	—	(6,848,276)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,126,606)	$(13,871,184)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.07)	$(0.41)

Weighted-average common shares outstanding	46,993,000	34,180,000

The accompanying notes are an integral part
of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED SIX MONTHS ENDED JUNE 30,

	2003	2002

OPERATING REVENUES
Pegasus software licenses and services	$3,138,633	$2,503,885
K-Fuel demonstration plant and laboratory contract revenue	22,297	—
K-Fuel license fee	9,315	—

Total operating revenues	3,170,245	2,503,885

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	1,890,511	1,665,157
Marketing, general and administrative expenses	4,463,455	5,240,269
Engineering and design fees	820,450	—
Pegasus software research and development	200,033	280,969
K-Fuel demonstration plant and laboratory	141,651	106,577
K-Fuel royalty	2,329	—
Depreciation and amortization	421,487	864,055

Total operating costs and expenses	7,939,916	8,157,027

OPERATING LOSS	(4,769,671)	(5,653,142)
Other income (expense), net	75,047	(506,532)
Interest expense	(618,243)	(4,084,282)
Equity in loss of unconsolidated affiliates	(664)	(384)

NET LOSS	(5,313,531)	(10,244,340)
Deemed dividend attributable to warrant holder	—	(399,446)
Accretion of redeemable common stock	—	(6,961,591)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,313,531)	$(17,605,377)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.12)	$(0.55)

Weighted-average common shares outstanding	43,777,000	32,189,000

The accompanying notes are an integral part
of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	UNAUDITED SIX MONTHS ENDED JUNE 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(5,313,531)	$(10,244,340)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	421,487	864,055
Equity in loss of unconsolidated affiliates	664	384
Amortization of debt discount	374,563	2,893,442
Accretion of maturity premiums	—	446,995
Common stock and warrants issued for services	1,372,134	642,105
Stock appreciation rights	2,363	2,056,523
Liability to issue warrants	—	523,281
Write-down of accounts receivable	36,000	—
Minority interest preferred dividends	119,014	104,137
Other	(14,874)	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, unbilled revenue and deferred job costs	(747,910)	(514,225)
Prepaid and other assets	(96,790)	(202,015)
Deferred revenue	(129,552)	402,292
Accounts payable and accrued expenses	1,720,859	27,118
Interest payable	(32,680)	(13,177)

Cash used in operating activities	(2,288,253)	(3,013,425)

INVESTING ACTIVITIES
Purchases of property and equipment	(862,636)	(72,516)
Patent acquisition and pending patent applications	(24,593)	(33,397)
Cash paid on obligation for acquisition of business	(330,000)	(4,724,192)
Investments in equity based investees	(37,797)	(46,724)

Cash used in investing activities	(1,255,026)	(4,876,829)

FINANCING ACTIVITIES
Issuance of redeemable common stock and warrants, net	—	11,376,467
Issuance of common stock and warrants	18,734,907	—
Issuance of preferred stock in subsidiary	—	500,000
Repurchase of Pegasus preferred stock	—	(3,846,049)
Payments on notes payable	—	(161,150)
Payments on convertible debt	(91,459)	—
Proceeds from short-term notes payable	—	1,000,000

Cash provided by financing activities	18,643,448	8,869,268

Increase in cash and cash equivalents	15,100,169	979,014
Cash and cash equivalents, beginning of period	3,341,909	604,252

Cash and cash equivalents, end of period	$18,442,078	$1,583,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$157,347	$652,888

The accompanying notes are an integral part
of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Six Months Ended June 30, 2003:

None.

Six Months Ended June 30, 2002:

Convertible Debentures with a principal value of $3,490,000 were converted, based on a conversion price of $3.00 per share, into 1,163,325 shares of KFx Inc. (“KFx” or the “Company”) common stock, which resulted in an addition to stockholders’ equity of $3,839,886, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs.  Convertible Debentures with a principal value of $850,000 were converted, based on a conversion price of $2.50 per share, into 340,000 shares of the Company’s common stock, which resulted in an addition to stockholders’ equity of $944,020, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 6).

During the first quarter of 2002, the Company sold common stock in a private placement transaction, which reduced the conversion price of the Convertible Debentures to $2.50 per share.  The reduction of the conversion price resulted in a beneficial conversion feature charge of $802,000, which was recorded as debt discount and an addition to stockholders’ equity.  The debt discount is being amortized to interest expense over the remaining life of the Convertible Debentures (see Note 6).

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

The Company issued 40,000 shares of the Company’s common stock with a fair value of $101,600, of which 30,000 of these shares were issued to a related party of the Chairman and CEO, in exchange for consulting services during the six months.  Accordingly, $51,600 was charged to general and administrative expense and $50,000 reduced a liability outstanding at December 31, 2001.

KFX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1.     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of KFX Inc. (“KFx” or the “Company”), its wholly owned subsidiary, Advanced Coal Processing Inc.,  and its majority-owned subsidiaries, Pegasus Technologies, Inc. (“Pegasus”), KFX Technology, Inc. (“KFxT”), and Heartland Fuels Corporation. The Company’s 51% interest in K-Fuel, L.L.C. (“K-Fuel, LLC”) is accounted for as an equity investment since the 49% partner, Kennecott Energy Company (“Kennecott Energy”), has certain participative rights; accordingly, the Company does not control K-Fuel, LLC.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results of operations expected for the year ended December 31, 2003.

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

     The consolidated financial statements at June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2002 financial statements to conform to the current year presentation.

     Net loss per common share for the three and six month periods ended June 30, 2003 and 2002 are based on the weighted-average number of shares of common stock outstanding during the period, and excludes approximately  28,596,000  and 16,259,000  of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company’s net loss would be anti-dilutive.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost.  Expenditures that extend the useful lives of assets are capitalized.  Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred.  Depreciation expense is computed using the straight-line method over the following useful lives:

Plant, machinery and equipment	7-15 years
Office furniture and equipment	3-5 years

Engineering and Design Fees

     Engineering and design fees that relate to establishing the feasibility of technology are expensed as incurred.  Engineering and design fees that relate to specific sites for plant locations that are no longer economically feasible are expensed as incurred.  Engineering and design fees that related to equipment are capitalized as incurred.

Stock Based Compensation

     The Company periodically grants qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under four stock option plans as well as outside the plans. Stock options granted to employees are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant.  Stock options and other equity instruments granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.

     Had compensation expense for the Company’s stock option plans been recognized based on the fair value at the grant date for the awards under these plans consistent with the method of FAS 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	3 Months Ended June 30,

	2003	2002

Net loss attributable to common stockholders, as reported	$(3,126,606)	$(13,871,184)
Pro forma net loss attributable to common stockholders	$(3,611,456)	$(13,960,484)
Basic and diluted net loss per share, as reported	$(0.07)	$(0.41)
Pro forma basic and diluted net loss per share	$(0.08)	$(0.41)

	6 Months Ended June 30,

	2003	2002

Net loss attributable to common stockholders, as reported	$(5,313,531)	$(17,605,377)
Pro forma net loss attributable to common stockholders	$(6,455,593)	$(17,803,277)
Basic and diluted net loss per share, as reported	$(0.12)	$(0.55)
Pro forma basic and diluted net loss per share	$(0.15)	$(0.55)

NOTE 2.     ISSUANCES AND SALES OF PEGASUS PREFERRED STOCK

     On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx (“Pegasus Common Stock”), to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock (“Pegasus Preferred Stock”) equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000 into Pegasus Preferred Stock, at the same price provided to Kennecott Energy.  Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired on March 3, 2001.   Through June 30, 2003, Kennecott Energy has purchased $3,500,000 of additional Pegasus Preferred Stock, $1,000,000 of which was purchased during 2002 and $2,500,000 of which was purchased prior to 2002.  The entire Kennecott Energy investment in Pegasus is included in minority interest as of June 30, 2003.

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

     In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of KFx common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of the Company’s Debentures.  Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments were classified as debt.  Accordingly, the Company estimated the fair value of the related warrants and recorded an aggregate debt discount of $1,179,037.  The Company calculated the debt discount amount based upon an allocation of the initial sales proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”).  The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility ranging from 73% to 76%, a risk free interest rate ranging from 4.1% to 5.0%, and an expected dividend yield of zero.  In addition, the difference between the effective conversion price of the preferred stock and the fair value of KFx’s common stock on the respective dates of the transactions resulted in a beneficial conversion feature in an aggregate amount of  $1,351,217, which was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). During the quarter and six months ended June 30, 2003, the Company recorded $-0- and $-0-, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature.  During the quarter and six months ended June 30, 2002, the Company recorded $195,930 and $624,006, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature.  During the quarter and six months ended June 30, 2003, the Company recorded $-0- and $-0-, respectively, in interest expense related to the accretion of these instruments to their respective redemption values.  During the quarter and six months ended June 30, 2002, the Company recorded $191,847 and $399,822, respectively, in interest expense related to the accretion of these instruments to their respective redemption values.  As a result of the repayment of the obligation to repurchase the preferred stock as noted above, there will be no further accretion of the instruments.  In addition, as a result of the repurchase, prior to the maturity date, of the obligation to repurchase preferred stock sold in November 2001, the Company recorded the intrinsic value of the beneficial conversion feature of $313,433 into additional paid in capital.  The intrinsic value of the beneficial conversion feature was calculated on the date the debt was extinguished in compliance with EITF 98-5 and EITF 00-27.

     At June 30, 2003 the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx—65.7%, Pegasus founders—14.0% and Kennecott Energy—20.3%.

NOTE 3.     NOTES PAYABLE TO DIRECTORS

     During 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company’s Chairman and CEO bearing interest at prime plus 2%, due on demand.  In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.00% at June 30, 2003).  The terms of the agreement include a warrant to purchase 285,000 shares of common stock of Pegasus at an exercise price of $1.07 per share.  The Company estimated the fair value of the warrant and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date.  The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14.  The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 73%, a risk free interest rate of 4.65% and a dividend yield of zero.  At June 30, 2003, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

     During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates.  Under a $400,000 note, which bears interest at the prime rate plus 2%  and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was issued to purchase 350,000 shares of common stock of Pegasus at an exercise price of $1.07 per share.  The Company estimated the fair value of the warrant and recorded $213,500 as debt discount, which was amortized to interest expense over the initial six-month term of the note.  The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14.  The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero.  The warrant expires in July 2003.  At June 30, 2003, the warrant was outstanding and fully exercisable.  An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2%, is due on demand, and is personally guaranteed by KFx’s Chairman.  In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.00% at June 30, 2003).  At June 30, 2003, the unpaid balance under two of the unsecured notes was $300,000.

NOTE 4.     NOTES PAYABLE

     In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002.  The terms of the agreement included a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share.  The Company estimated the fair value of the warrant and recorded a debt discount of $223,817, which was amortized to interest expense over the term of the note.  The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14.  The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero.  On July 1, 2002, a cash payment of $523,561 was made to pay the entire obligation due on this note.  At June 30, 2003, the warrant was outstanding and fully exercisable.

     In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002.  The terms of the agreements included warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share.  The Company estimated the fair value of the warrant and recorded a debt discount of $222,448, which was amortized to interest expense over the term of the notes.  The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14.  The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero.  On July 1, 2002, a cash payment of $518,850 was made to pay the entire obligation due on this note.  At June 30, 2003, the warrant was outstanding and fully exercisable.

NOTE 5.     CONVERTIBLE LONG-TERM DEBT

     On July 25, 2001, Cinergy Corporation (“Cinergy”) advanced $3.5 million to Pegasus against the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001.  The advance bears interest at 7% per annum, payable monthly.  Per the terms of the agreement, Cinergy may elect to apply future Pegasus invoices against the advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments.  The conversion price of the advance into KFx common stock was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6).  The note is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract.  Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share.  The exercise price of the warrant was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6).  The Company estimated the fair value of the warrant and recorded a debt discount of $389,290, which is being amortized to interest expense over the estimated three-year term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14.  The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 86%, a risk free interest rate of 4.3% and a dividend yield of zero.  During the quarter and six months ended June 30, 2003, Cinergy applied approximately $91,500 against the outstanding balance of the advance.  During the quarter and six months ended June 30, 2002, Cinergy applied no payments of Pegasus invoices against the outstanding balances of the advance.  At June 30, 2003, $2,396,901 was outstanding, the unamortized portion of the debt discount was $139,791 and the warrant was outstanding and fully exercisable.  At December 31, 2002, $2,488,360 was outstanding, the unamortized portion of the debt discount was $203,847 and the warrant was outstanding and fully exercisable.

     In addition, the difference between the effective conversion price of the note into KFx common stock and the fair value of KFx’s common stock on date of issuance of the note resulted in a beneficial conversion feature in an amount of $245,455, which was calculated in accordance with EITF 98-5 and EITF 00-27.  Due to the conversion and repayment of all of the Company’s outstanding Debentures (see Note 6), the conversion price on the advance was reset to $2.75 per share on July 24, 2002 and, as a result, the Company recorded an additional beneficial conversion feature charge of $1,098,381, which was calculated in accordance with EITF 98-5 and EITF 00-27 and will be amortized to interest expense over the estimated remaining term of the advance.  The unamortized portion of the beneficial conversion features, which was $677,625 at June 30, 2003, is reflected as additional debt discount in the balance sheet.  During the quarter and six months ended June 30, 2003, the Company recorded $188,316 and $374,563, respectively in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion features.  During the quarter and six months ended June 30, 2002, the Company recorded $52,511 and $104,444, respectively in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion features.

     In relation to the above transaction, the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company’s common stock at an exercise price of $3.00 per share, expiring 5 years from the date of grant.  The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note.  The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04% and a dividend yield of zero.  During the quarter and six months ended June 30, 2003, the Company recorded $10,538 and $20,960, respectively, in amortization expense related to the debt issue costs.  During the quarter and six months ended June 30, 2002, the Company recorded $10,537 and $20,959, respectively, in amortization expense related to the debt issue costs.

NOTE 6.     CONVERTIBLE DEBENTURES

     On July 31, 1997, the Company completed a private placement of unsecured convertible debentures (the “Debentures”) totaling $17.0 million.  On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price of the Debentures to $3.00 per share in accordance with provisions of the Debentures.  As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company’s common stock on the original issuance date of the Debentures resulted in a beneficial conversion feature of approximately $2,283,000, calculated in accordance with EITF 98-5 and EITF 00-27.  The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures.  During  the quarter and six months ended June 30, 2003, the Company recorded $-0- and $-0-, respectively, in interest expense related to the amortization of the debt discount.  During the quarter and six months ended June 30, 2002,  the Company recorded $276,965 and $1,045,269, respectively, in interest expense related to the amortization of the debt discount.

     On March 28, 2002, the Company sold common stock in a private placement transaction for $2.50 per share, which reduced the conversion price of the Debentures to $2.50 per share in accordance with provisions of the Debentures.  As a result of the reduction of the conversion price, the difference between the new conversion price and the previously adjusted conversion price resulted in a beneficial conversion feature of $802,000, calculated in accordance with EITF 98-5 and EITF 00-27.  The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures.  During  the quarter and six months ended June 30, 2003, the Company recorded $-0- and $-0-, respectively, in interest expense related to the amortization of the debt discount.  During the quarter and six months ended June 30, 2002,  the Company recorded $653,065 and $673,455, respectively, in interest expense related to the amortization of the debt discount.

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

NOTE 7.     PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

     Pursuant to an Asset Purchase and License Agreement (the “Purchase Agreement”) between Pavilion Technologies Inc. (“Pavilion”), Pegasus and KFx, dated July 31, 2001, certain assets and liabilities relating to the Pavilion Power Optimization Division were acquired by Pegasus.  These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, customer list, exclusive rights to license Pavilion’s software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion’s software being licensed.  KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement.  The Purchase Agreement initially provided for a base price of $9.5 million in cash, payable to Pavilion in installments through July 31, 2003, adjusted for the net of assets and liabilities assumed.  Additionally, Pegasus was to initially pay Pavilion royalties of up to $5.5 million between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus.  During 2001, Pegasus made payments to Pavilion totaling $2,447,740 against the base purchase price.  On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs.  Per the terms of this amendment, Pegasus paid Pavilion $4.4 million on March 28, 2002 as the final base purchase price payment for the acquisition.  This reduction resulted in a net purchase price adjustment, based upon the present value of the payments, of approximately $1.5 million, which was recorded as a reduction of goodwill as of December 31, 2001.  The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period.  Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due.  As of June 30, 2003, the Company had incurred a total of $858,000 in royalty obligations as a result of the sales of software licenses subsequent to the consummation of the acquisition, $328,000 of which were incurred during the six months ended June 30, 2003.

     This acquisition expands the Pegasus software product offerings, customer installed base, and technical expertise.  The acquisition has been accounted for by the purchase method and the results of operations are included in the Company’s financial statements beginning in the third quarter of 2001.  The assets acquired and liabilities assumed were recorded at their estimated fair values.  The allocation of the purchase price to net assets acquired, liabilities assumed and intangible assets was based on an independent valuation of those assets as follows:

Purchase price (including royalty obligations incurred)	$7,833,000
Fair value of identifiable intangible assets acquired	4,392,000
Deferred revenue	(63,000)

Excess cost over net assets acquired	3,504,000
Acquisition costs	269,000

Goodwill	$3,773,000

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

     The intangible assets acquired consist of the following as of June 30, 2003:

Order backlog, 18 month useful life	$319,000
Customer lead list, 18 month useful life	117,000
Maintenance contract, 7 year useful life	990,000
License, 9.5 year useful life	2,966,000

Total	4,392,000
Less accumulated amortization	(1,305,475)

Net book value	$3,086,525

     Amortization expense for the above intangible assets for the quarter and six months ended June 30, 2003 was $113,410 and $251,042, respectively.  Estimated future amortization expense is as follows:

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

     Pursuant to the July 19, 2002 investment agreement, subject to the First Amended Limited Liability Agreement of K-Fuel LLC, dated as of June 29, 1999, between the Company and Kennecott Alternative Fuels, Inc. (“Kennecott Fuels”), the Company agreed to grant a license, through K-Fuel LLC, to one or more of the investors (“Licensees”) to develop future commercial projects, or participate in the Company’s commercial projects.  This right is limited to the greater of commercial projects with an annual output capacity of 50 million tons of K-Fuel, or six commercial projects in the United States.  Notwithstanding the foregoing, Kennecott Fuels shall retain the right to market its share of K-Fuel produced by each commercial project in which Kennecott Fuels has at least a twenty percent equity interest.  The license fees and royalties to be charged to the Licensees will not exceed the lowest rates in any license for a non-Kennecott Fuels project.

     Also, pursuant to the July 19, 2002 investment agreement, the Company granted, through K-Fuel LLC, to the Licensees, the exclusive right and license to develop commercial projects and otherwise have any and all rights under the K-Fuel Technology, within India.  These exclusive rights and licenses shall expire on July 20, 2009, but shall be extended for successive seven-year terms on the achievement of certain milestones to be negotiated in good faith by the Company and the Licensees.

     In addition, pursuant to the July 19, 2002 investment agreement, one of the investors has the right to select two persons to serve on the board of directors of KFx and, upon election to the board, KFx has agreed to appoint these two persons to serve on the board’s executive committee.  As of June 30, 2003, one person had been selected by the investor to serve as a director.  This agreement will remain in force until the investors hold less than 400,000 shares of KFx’s common stock.  In accordance with the terms of the investment agreements, approximately $4.4 million of the proceeds was used to satisfy the outstanding amount due on the Pavilion Power Optimization Division acquisition obligation, approximately $3.8 million of the proceeds was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant, $1 million of the proceeds was used to satisfy the outstanding obligation under short-term notes payable that were due on June 30, 2002, approximately $3.5 million of the proceeds was used to satisfy the entire outstanding obligation for repayment of the Debentures and the remaining proceeds are to be used for general corporate purposes.

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

     As part of the March 10 Purchase Agreement and the March 28 Purchase Agreement, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement.  In the event that a registration statement has not been filed within five business days of the filing of the Company’s Form 10-K (“Filing Deadline”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Filing Deadline until the date the registration statement is filed, pro rated for any period less than 30 days.  The company filed a registration statement within five business days of the filing of the Company’s Form 10-K.  In the event that a registration statement has not been declared effective within 120 days of each agreement (“Effectiveness Date”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Effectiveness Date to the date the registration is deemed to be effective, pro rated for any period less than 30 days.  Until the registration statement for the warrants and common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to additional paid-in capital.  During the three months ended March 31, 2003, $83,520 was added to additional paid-in capital.    The registration statement was declared effective by the Securities and Exchange Commission on May 5, 2003.  On May 5, 2003 the related outstanding warrants were reclassified from a liability to equity in the amount of $2,848,143.

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

     The following table presents information about revenues, net loss, cash used in operating activities, segment assets and certain other information used by KFx’s Chairman and CEO, its chief  decision maker, as of June 30, 2003 and 2002 and for the three and six month periods then ended:

THREE MONTHS ENDED	PEGASUS	K-FUEL	RECONCILING ITEMS (a)	CONSOLIDATED

June 30, 2003
Operating Revenues	$1,488,776	$26,980	$—	$1,515,756
Net Loss	$(470,727)	$(101,604)	$(2,554,275)	$(3,126,606)
Cash Used in Operating Activities	$(554,861)	$(136)	$(91,391)	$(646,388)
Total Assets	$10,551,089	$2,010,380	$19,923,617	$32,485,086
June 30, 2002
Operating Revenues	$1,252,924	$—	$—	$1,252,924
Net Loss	$(1,208,991)	$(89,937)	$(5,324,534)	$(6,623,462)
Cash Used in Operating Activities	$(834,115)	$(4,167)	$(721,002)	$(1,559,284)
Total Assets	$10,545,234	$2,288,583	$2,461,976	$15,295,793

SIX MONTHS ENDED	PEGASUS	K-FUEL	RECONCILING ITEMS (a)	CONSOLIDATED

June 30, 2003
Operating Revenues	$3,138,633	$31,612	$—	$3,170,245
Net Loss	$(776,322)	$(210,571)	$(4,326,638)	$(5,313,531)
Cash (Used in) Provided by Operating Activities	$(1,088,303)	$41,283	$(1,241,233)	$(2,288,253)
Total Assets	$10,551,089	$2,010,380	$19,923,617	$32,485,086
June 30, 2002
Operating Revenues	$2,503,885	$—	$—	$2,503,885
Net Loss	$(2,045,779)	$(181,140)	$(8,014,421)	$(10,244,340)
Cash Used in Operating Activities	$(1,512,609)	$(6,740)	$(1,494,076)	$(3,013,425)
Total Assets	$10,545,234	$2,288,583	$2,461,976	$15,295,793

(a) Consists primarily of KFx corporate office activities and consolidating entries.

NOTE 10.     COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (other than the current facility owned by BKH) located in the United States in which the feedstock is coal and which uses the Company’s proprietary Series “C” K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million.  No payments or accruals have been required through June 30, 2003 under these agreements.

     In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman’s royalty is now 25% of the Company’s worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights.  In his will, Mr. Koppelman bequeathed 50% of the royalty stream to Theodore Venners, the Chairman, Chief Executive Officer and President of KFx.  The total amount paid under this agreement through June 30, 2003 was $275,000.

     Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale of its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and certain other limitations.  Through June 30, 2003, Pegasus has made no payments or accruals under this agreement.

     Under terms of an amendment to the Purchase Agreement, Pegasus is contingently liable to Pavilion for $9 million in royalty payments based on all software licenses sold starting with the date of the agreement.  These royalty payments are considered contingent purchase price and will be added to goodwill as such royalties become due.  Through June 30, 2003, $858,000 in royalties was payable, and added to goodwill, under the amended Purchase Agreement.  Upon a change in control in Pegasus, Pavilion can demand payment for all outstanding royalties.

     On March 14, 2003, KFx signed a non-binding letter of intent with Kennecott, which was amended and replaced by a new, non-binding letter of intent signed on August 12, 2003, providing that Kennecott will transfer to us all of its membership interest in K-Fuel, LLC and the full ownership of certain related technology developed by Kennecott. In return, KFx will transfer to Kennecott all of its equity ownership in Pegasus. As additional consideration, KFx shall be entitled to receive payments of up to $8 million, in the aggregate, plus accrued interest payable out of a portion of excess cash flows generated by Pegasus, as defined. The contemplated transaction is subject to due diligence, definitive documentation, to board approval by Kennecott and its parent company, and by us, and to other conditions. In the absence of unanticipated delay, the transaction could be completed in the third quarter of 2003.

NOTE 11.     RECENT ACCOUNTING PRONOUNCEMENTS

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 clarifies the accounting for derivatives, amending the previously issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of FAS 149 is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”).  FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities.  FAS 150 requires these certain financial instruments to be reported as liabilities by the issuer.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe the adoption of FAS 150 will  have a material impact on its financial statements.

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

Introduction

     We are a “clean energy” technology company with two principal business segments.  We have developed a patented process, which we refer to as K-Fuel® Technology, that transforms low BTU high moisture content coal into higher BTU low moisture fuel.   We also provide an advanced software package for utility boiler optimization through our majority-owned subsidiary Pegasus Technologies, Inc. (“Pegasus”).  Our technology and service solutions are marketed to the electric power generation industry to facilitate the industry’s compliance with air emission standards and transformation to an intensely competitive business environment, as the domestic power industry undergoes deregulation.

     Our patented K-Fuel® Technology is a process which uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, higher energy solid clean fuel. We plan to own and operate K-Fuel® production facilities, as well as license K-Fuel® Technology domestically and internationally to third parties.

     We operate in two principal segments of the clean energy industry:

•

K-Fuel - The K-Fuel® Technology is a “beneficiating process” which uses heat and pressure to transform low BTU, high moisture content coal into high BTU, low moisture content fuel.  In 2003, 1% of the Company’s revenue and approximately 34% of the Company’s operating loss before corporate and consolidating items were attributable to this segment.

•

Pegasus - Pegasus is a software company that develops and sells software products that optimize the performance of fossil fueled utility boilers.  In 2003, 99% of the Company’s revenue and approximately 66% of the Company’s operating loss before corporate and consolidating items were attributable to this segment.

     We do not believe that there are any seasonal effects to the business of our segments.

     On March 14, 2003, KFx signed a non-binding letter of intent with Kennecott, which was amended and replaced by a new, non-binding letter of intent signed on August 12, 2003, providing that Kennecott will transfer to us all of its membership interest in K-Fuel, LLC and the full ownership of certain related technology developed by Kennecott. In return, KFx will transfer to Kennecott all of its equity ownership in Pegasus. As additional consideration, KFx shall be entitled to receive payments of up to $8 million, in the aggregate, plus accrued interest payable out of a portion of excess cash flows generated by Pegasus, as defined. The contemplated transaction is subject to due diligence, definitive documentation, to board approval by Kennecott and its parent company, and by us, and to other conditions. In the absence of unanticipated delay, the transaction could be completed in the third quarter of 2003.

     Pegasus’ firm backlog of software license and installation contracts as of June 30, 2003 was approximately $8,896,000, compared to approximately $8,733,000 at June 30, 2002, an increase of 2%.  While Pegasus revenues increased significantly for the three and six months ended June 30, 2003, we believe potential customers of Pegasus have been adversely impacted by the economic downturn in the power generation industry and might delay or cancel future sales order plans.  Further, a continued weakening United States economy could cause longer sales cycles or delays in closing new business opportunities.

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

•

Revenue Recognition Policy.  The Company’s revenue recognition policy is significant because the Company’s revenue is a key component of our results of operations.  The Company’s revenue is primarily attributable to the sale of software licenses and services.  Revenue is recognized in accordance with the provisions of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and the provisions of SOP 98-9 “Modification of SOP 97-2 Software Revenue Recognition”.  Revenue is not recognized until persuasive evidence of an arrangement exists, either by way of a signed contract or signed purchase order.

The Company also follows the guidelines of Staff Accounting Bulletin (“SAB”) 101”Revenue Recognition in Financial Statements” in recognizing revenue related to the sale of software licenses and services.  Where services are essential to the functionality of the delivered software, the license fee and product revenue is generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Percentage of Construction -Type and Certain Production -Type Contracts.”

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

          Consolidated revenues in the three months ended June 30, 2003 increased as compared to the three months ended June 30, 2002 by $262,832 (21%),due mainly to an increase in Pegasus revenues.  The increase in Pegasus revenues for the three months ended June 30, 2003, resulted from an increase in sponsored research and development projects of approximately $190,000 and an increase in maintenance and warranty revenue of approximately $68,000 as compared to the three months ended June 30, 2002.

     Consolidated cost of revenue for the three months ended June 30, 2003 increased as compared to the three months ended June 30, 2002 by approximately $12,000 (1%) because of higher sales in the three months ended June 30, 2003.  Consolidated gross margin for the three months ended June 30, 2003 was 40% compared to 28% for the three months ended June 30, 2002.  The improvement in the gross margin percentage is attributable to installation efficiencies and performance bonuses received on certain projects.

     Consolidated marketing, general and administrative expenses for the three months ended June 30, 2003 decreased as compared to the three months ended June 30, 2002 by approximately $1,087,000 (28%) due to a decrease of approximately $2,057,000 in expense recorded in the three months ended June 30, 2002 related to stock appreciation rights, offset by higher legal and professional fees of approximately $852,000.  Pegasus marketing, general and administrative expenses for the three months ended June 30, 2003 decreased as compared to the three months ended June 30, 2002 by approximately $189,000 due to lower spending levels and a decrease in management fees.  The combined K-Fuel segment and corporate cost portion marketing, general and administrative expenses for the three months ended June 30, 2003 decreased as compared to the three months ended June 30, 2002 by approximately $898,000 due to $2,057,000 in expense recorded in the three months ended June 30, 2002 related to stock appreciation rights offset by higher legal and professional fees of approximately $914,000 and higher corporate expenses recorded in the three months ended June 30, 2003.

     Consolidated engineering and design fees for the three months ended June 30, 2003 increased as compared to the three months ended June 30, 2002 by approximately $313,000 related to the K-Fuel plant (the commencement of this project was initiated in the third quarter 2002).

     Consolidated depreciation and amortization for the three months ended June 30, 2003 decreased as compared to the three months ended June 30, 2002 by approximately $339,000 (63%) because of no amortization expense recorded in 2003 related to debenture issuance costs (approximately $48,000 was recorded in 2002), lower amortization expense of debt issuance costs of approximately $16,000 in 2003, and lower  amortization expense of Pegasus intangible assets of approximately $281,000  in 2003.

     The factors discussed above combined in the three months ended June 30, 2003 to produce an operating loss of $2,878,617, which was $1,367,423 (32%) lower than for the three months ended June 30, 2002.  Pegasus’ portion of the operating loss for the second quarter of 2003 was $283,789, which was $733,645 (72%) less than for the second quarter of 2002 and was mainly due to (a) an overall improvement in gross margins on projects from 28% in 2002 to 39% in 2003, or approximately $225,000 in higher gross profit in 2003, (b) a decrease of approximately

$189,000 in marketing, general and administrative expenses due to lower spending levels and a decrease in management fees, (c) a decrease of approximately $37,000 in research and development expenses and (d) a decrease in depreciation and amortization expense of approximately $282,000 related to a $286,193 cumulative adjustment for amortization expense on the Pavilion license agreement recognized in the three months ended June 30, 2002.  The combined K-Fuel segment and corporate cost portion of the operating loss for the second quarter of 2003 was $2,594,828 compared to $3,228,606 in 2002 with the decrease in operating loss resulting mainly from (a) a decrease in marketing, general and administrative costs of approximately $915,000 due to $2,057,000 in expense recorded in the three months ended June 30, 2002 related to stock appreciation rights offset by higher legal and professional fees of approximately $914,000, (b) an increase in engineering and design fees related to the K-Fuel plant of approximately $313,000, (c) an increase in K-Fuel demonstration plant costs of approximately $33,000 and (d) a decrease in depreciation and amortization expense of approximately $57,000.

     Non-operating items added $247,989 of net expense in the second quarter of 2003, compared to $2,377,422 in the second quarter of 2002, for a decrease of $2,129,433 (90%), due to a decrease in interest expense of $1,544,174 (83%). The decrease in interest expense is due to the following interest expense recorded in the three months ended June 30, 2002,  (a) approximately $388,000 of interest expense related to KFx’s repurchase obligation of Pegasus preferred stock, (b) approximately $930,000 of interest expense related to the beneficial conversion charges relating to the reduction of the conversion price of convertible debentures, (c) approximately $55,000 of interest and accretion expense related to convertible debentures, (d) approximately $119,000 of interest expense related to a note payable entered into in the first quarter of 2002 that was paid off on July 1, 2002 and (e) approximately $150,000 of interest expense related to notes payable entered into in the first quarter of 2002 that were paid off on July 1, 2002.  These interest expense items were not recorded in the second quarter of 2003 because they were no longer obligations of the Company as of December 31, 2002.  Offsetting these decreases in interest expense was an increase in interest expense of approximately $117,000 related to the convertible long-term debt from Cinergy.  Other income (expense) increased by $584,976 because of warrant penalty net expense of approximately $523,000 recorded during the three months ended June 30, 2002 and higher interest income recorded during the three months ended June 30, 2003.

     As a result of the above factors, the consolidated net loss attributable  to common stockholders of $3,126,606 ($0.07 per share) for the second quarter of 2003 was $10,744,578 less than the net loss available to common stockholders for the second quarter of 2002.  During the three months ended June 30, 2002, the Company recognized $6,848,276 of expense relating to the accretion of redeemable common stock to its redemption value and $399,446 of expense relating to a deemed dividend attributable to a warrant holder as a result of the reduction of the exercise price and an increase in the term of the outstanding warrant.  Included in the second quarter 2003 and 2002 net losses attributable  to common stockholders were non-cash charges approximating $1,657,000 and $12,646,000, respectively.  The decrease in net loss per common share during the three months ended June 30, 2003 was also impacted by the increase in the weighted average shares outstanding

SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

          Consolidated revenues in the six months ended June 30, 2003 increased as compared to the six months ended June 30, 2002 by $666,360 (27%)due mainly to an increase in Pegasus revenues.  The increase in Pegasus revenues for the six months ended June 30, 2003, resulted from an increase in sponsored research and development projects of approximately $512,000 and an increase in maintenance and warranty revenue of approximately $151,000 as compared to the six months ended June 30, 2002.

     Consolidated cost of revenue for the six months ended June 30, 2003 increased as compared to the six months ended June 30, 2002 by approximately $228,000 (14%) because of higher sales in the six months ended June 30, 2003.  Consolidated gross margin for the six months ended June 30, 2003 was 40% compared to 33% for the six months ended June 30, 2002.  The improvement in the gross margin percentage is attributable to installation efficiencies and performance bonuses received on certain projects.

     Consolidated marketing, general and administrative expenses for the six months ended June 30, 2003 decreased as compared to the six months ended June 30, 2002 by approximately $777,000 (15%) caused by a decrease of approximately $2,057,000 in expense recorded in the six months ended June 30, 2002 related to stock appreciation rights offset by higher legal and professional fees of approximately $1,106,000  Pegasus marketing, general and administrative expenses for the six months ended June 30, 2003 decreased as compared to the six months ended June 30, 2002 by approximately $442,000 in marketing, general and administrative expenses due to lower spending levels and a decrease in management fees.  The combined K-Fuel segment and corporate cost portion marketing, general and administrative expenses for the six months ended June 30, 2003 decreased as compared to the six months ended June 30, 2002 by approximately $335,000 due to $2,057,000 in expense recorded in the six months ended June 30, 2002 related to stock appreciation rights offset by higher legal and professional fees of approximately $1,274,000 and higher corporate expenses recorded during the six months ended June 30, 2003.

     Consolidated engineering and design fees for the six months ended June 30, 2003 increased as compared to the six months ended June 30, 2002 by approximately $820,000 related to the K-Fuel plant (the commencement of this project was initiated in the third quarter 2002).

     Consolidated depreciation and amortization for the six months ended June 30, 2003 decreased as compared to the six  months ended June 30, 2002 by approximately $443,000 (51%) because of no amortization expense recorded in 2003 related to debenture issuance costs (approximately $104,000 was recorded in 2002), lower amortization expense of debt issuance costs of approximately $83,000 in 2003, and lower  amortization expense of Pegasus intangible assets of approximately $266,000  in 2003.

     The factors discussed above combined in the six months ended June 30, 2003 to produce an operating loss of $4,769,671, which was $883,471 (16%) lower than for the six months ended June 30, 2002.  Pegasus’ portion of the operating loss for the six months ended June 30, 2003 was $409,661, which was $1,198,424 (75%) less than for the six months ended June 30, 2002 and was mainly due to (a) an overall improvement in gross margins on projects from 33% in 2002 to 40% in 2003, or approximately $409,000 in higher gross profit in 2003, (b) a decrease of approximately $442,000 in marketing, general and administrative expenses due to lower spending levels and a decrease in management fees, (c) a decrease of approximately $81,000 in research and development expenses and  (d) a decrease in depreciation and amortization expenses of approximately $266,000 primarily due to a $286,193 cumulative adjustment for amortization expense on the Pavilion license agreement recognized in the six months ended June 30, 2002.  The combined K-Fuel segment and corporate cost portion of the operating loss for the six months ended June 30, 2003 was $4,360,010 compared to $4,045,056 in 2002 with the increase in operating loss resulting mainly from the increase in engineering and design fees related to the K-Fuel plant of approximately $820,000, lower marketing, general and administrative expense of approximately $335,000 and lower depreciation and amortization expense of approximately $177,000.

     Non-operating items added $543,860 of net expense in the six months ended June 30, 2003, compared to $4,591,198 in the six months ended June 30, 2002, for a decrease of $4,047,338 (88%), due to a decrease in interest expense of $3,466,039 (85%). The decrease in interest expense is due to the following interest expense recorded in the six months ended June 30, 2002,  (a) approximately $1,024,000 of interest expense related to KFx’s repurchase obligation of Pegasus preferred stock, (b) approximately $1,719,000 of interest expense related to the beneficial conversion charges relating to the reduction of the conversion price of convertible debentures, (c) approximately $139,000 of interest and accretion expense related to convertible debentures, (d) approximately $424,000 of interest expense related to a note payable entered into in the first quarter of 2002 that was paid off on July 1, 2002,  (e) approximately $222,000 of interest expense related to notes payables entered into in the first quarter of 2002 that were paid off on July 1, 2002 and (f) approximately $146,000 of interest expense related to the Pavilion purchase obligation.  These interest expense items were not recorded in the six months ended June 30, 2003 because they were no longer obligations of the Company as of December 31, 2002.  Offsetting these decreases in interest expense was an increase in interest expense of approximately $234,000 related to the convertible long-term debt from Cinergy.  Other income (expense) increased by $581,579 because of warrant penalty net expense of approximately $523,000 recorded during the six months ended June 30, 2002 and higher interest income recorded during the six months ended June 30, 2003.

     As a result of the above factors, the consolidated net loss attributable to common stockholders of $5,313,531 ($0.12 per share) for the six months ended June 30, 2003 was $12,291,846 less than the net loss available to common stockholders for the six months ended June 30, 2002.  During the six months ended June 30, 2002, the Company recognized $6,961,591 of expense relating to the accretion of redeemable common stock to its redemption value and $399,446 of expense relating to a deemed dividend attributable to a warrant holder as a result of the reduction of the exercise price and an increase in the term of the outstanding warrant.  Included in the six months ended June 30, 2003 and 2002 net losses attributable  to common stockholders were non-cash charges approximating $2,311,000 and $14,892,000, respectively.  The decrease in net loss per common share during the six months ended June 30, 2003 was also impacted by the increase in the weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, our working capital was $12,072,434 compared to working capital deficit of $2,554,728 at December 31, 2002.  The increase in working capital of $14,627,162 during the six months ended June 30, 2003 was due to (a) the approximately $15.1 million net increase in cash and cash equivalents primarily from the sale of common stock and warrants, (b) an increase in trade accounts receivable of approximately $266,000, (c) an increase in unbilled revenue of approximately $431,000, offset by (d) an increase in accounts payable of approximately $1,537,000, (e) an increase in accrued expenses of approximately $217,000 and (f) a decrease in current maturity of convertible debt of approximately $642,000.  As of June 30, 2003, we had cash and cash equivalents of $18,442,078 compared to $3,341,909 at December 31, 2002.

Cash Used in Operating Activities

     Cash used in operating activities during the six months ended June 30, 2003 was $2,288,253 compared to $3,013,425 for the six months ended June 30, 2002.  The decrease in cash used in operating activities of $725,172 primarily resulted from (a) a lower net loss of $4,930,809 during the six months ended June 30, 2003 (primarily due to higher gross profit  of approximately $439,000 and lower non-operating expenses of approximately $4,047,000), (b) a decrease in amortization of debt discount of $2,518,879 during the six months ended June 30, 2003, (c) lower depreciation and amortization expense of $442,568 during the six months ended June 30, 2003, (d) $446,995 of accretion of maturity premiums during the six months ended June 30, 2002, (e) an increase in common stock and warrants issued for services of $730,029 during the six months ended June 30, 2003, (f) a decrease in stock appreciation rights of $2,054,160 during the six months ended June 30, 2003, (g) a decrease in liability to issue warrants of $523,281 during the six months ended June 30, 2003 and (h) a net increase in working capital accounts of $1,013,934 during the six months ended June 30, 2003.

Cash Used in Investing Activities

     Cash used in investing activities during the six months ended June 30, 2003 was $1,255,026 compared to $4,876,829 for the six months ended June 30, 2002.  The decrease in cash used in investing activities of $3,621,803 was primarily due to a decrease in cash paid on the obligation for the acquisition of a business of $4,394,192 offset by an increase in purchases of property and equipment of $790,120 during the six months ended June 30, 2003, of which approximately $685,000 related to the proposed K-Fuel® plant.

Cash Provided by Financing Activities

     Cash provided by financing activities during the six months ended June 30, 2003 was $18,643,448 compared to $8,869,268 for the six months ended June 30, 2002.  The increase in cash provided by financing activities of  $9,774,180 is due to an increase of approximately $7,358,000 in common stock sales during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, a repurchase of Pegasus preferred stock of $3,846,049 during the six months ended June 30, 2002, offset by $500,000 raised from the issuance of preferred stock in Pegasus during the six months ended June 30, 2002 and $1,000,000 from proceeds from short-term notes payable during the six months ended June 30, 2002.

     During 2002, we engaged Jefferies & Co., Inc., an investment banking firm, to assist in all aspects of strategic and financial planning.  This step was taken as a part of our ongoing efforts to restructure our balance sheet in an optimal manner for the benefit of our shareholders and in view of the rapidly changing energy market opportunities and challenges.  Jefferies & Co., is assisting the Company in raising funds to build a K-Fuel® plant. We will require significant funds to finance our proposed K-Fuel® plant.  The estimated cost of building a K-Fuel® plant is approximately $20 to $25 million.  The  K-Fuel® plant will be financed with cash on hand and proceeds from future debt or equity offerings.

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

     As part of the March 10 Purchase Agreement and the March 28 Purchase Agreement, the Company is required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement.  In the event that a registration statement has not been filed within five business days of the filing of the Company’s Form 10-K (“Filing Deadline”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Filing Deadline until the date the registration statement is filed, pro rated for any period less than 30 days.  The company filed a registration statement within five business days of the filing of the Company’s Form 10-K.  In the event that a registration statement has not been declared effective within 120 days of each agreement (“Effectiveness Date”), the Company shall issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Effectiveness Date to the date the registration is deemed to be effective, pro rated for any period less than 30 days.  Until the registration statement for the warrants and common stock is declared effective, the warrants will be marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to other expense.  The registration statement was declared effective by the Securities and Exchange Commission on May 5, 2003.  On May 5, 2003 the related outstanding warrants were reclassified from a liability to equity in the amount of $2,848,143.

     We are continuing to work toward our goal of constructing and operating a commercial K-Fuel® plant.  Upon completion of construction of a commercial scale K-Fuel® production facility, we expect to generate K-Fuel revenue and net cash flows.  It is estimated that construction of a K-Fuel® production facility will take approximately nine to twelve months, thus no revenue would begin until after construction is complete, and the K-Fuel® plant commences operations.  We are currently evaluating final locations for the plant site and have ordered equipment to be used in the K-Fuel® plant.  Construction of the K-Fuel® plant will commence once location evaluation process is complete.  We will require further funds to construct this production facility.

     From time to time, our directors have provided us short term unsecured financing and we expect that such financing, on at least a short-term basis, will continue to be available if needed.  Such short term financing will not, however, cover the cash needs we require on an ongoing basis.

     We will seek to meet our cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of August 8, 2003 approximated $16.3 million, (b) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry, (c) potential debt and/or equity offerings, (d) potential fees from licensing new K-Fuel facilities and (e) potential partners in connection with opportunities to expand our product and service offerings to the power industry.

     Depending on the outcome of various uncertainties, including those discussed herein, we may be required to seek additional debt and/or equity financing for general operating purposes and/or to meet debt service requirements.  Should we be required to seek any additional debt and/or equity financing, our ability to do so may be affected by the agreements among KFx and the other shareholders of Pegasus related to the provisions governing the terms of investments from any new investors in Pegasus, limiting the borrowings of Pegasus and limiting the payment of dividends by Pegasus.

     There are no assurances that any of these potential funding sources will materialize.  If the overall outcome of the various uncertainties affecting us is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all. If we require additional financing and cannot obtain it when needed, we may default on payments when due.  Our former independent accountants report on the Company’s consolidated 2001 and 2000 financial statements contained an explanatory paragraph related to the Company’s ability to continue as a going concern for those years.

     Below is the detail of our obligations and the maturity of those obligations as of June 30, 2003:

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4 - 5 years

Long-Term Debt (1)	$2,444,485	$1,067,666	$1,376,819
Operating Leases, net of sublease receivable	$1,015,000	$495,000	$462,000	$58,000
Royalty Payment to Pavilion (2)	$8,230,000

(1)

Includes $2,396,901 of debt payable to Cinergy that becomes putable back to Pegasus upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract.

(2)	Amount represents royalties payable to Pavilion as contingent purchase price based on the sales of software licenses by Pegasus. The payments have no term of expiration.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 clarifies the accounting for derivatives, amending the previously issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of FAS 149 is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”).  FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities.  FAS 150 requires these certain financial instruments to be reported as liabilities by the issuer.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe the adoption of FAS 150 will  have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments and only $450,000 of floating rate debt and does not expect to derive a material amount of its revenues from interest bearing securities. Currently the Company has no foreign operations.  Pegasus currently has sales to customers in foreign countries.  To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company is indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise, there may be a tendency for greater demand for certain of the

Company’s products and services, since K-Fuel and Pegasus’ combustion optimization products have been shown to result in lower usage of coal and coal beneficiated fuel products when used to generate electric power. The Company’s fuel-related products provide various environmental benefits that management believes significantly mitigate the fuel commodity risk associated with the Company’s business. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx, Inc. and others, United States District Court Southern District of New York, filed March 7, 2003.  A stockholder suing derivatively on our behalf has filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, us and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits in excess of   $10.0 million purported to have arisen in connection with a series of transactions between us and Westcliff Capital Management, LLC completed in 2002.  The action seeks disgorgement of profits, interest, attorneys’ fees and costs.  Such litigation is not expected to have an economic adverse effect on us.

     In addition, we could be a party to potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 22, 2003 for the principal purposes of (a) electing three directors to the Board of Directors; (b) ratification and approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares which the Company has authority to issue from 100,000,000 to 140,000,000; and (c) approving Deloitte & Touche LLP as the Company’s independent accountants for the year ending December 31, 2003.

     The following votes were cast by stockholders with respect to the election of directors named in the Company’s Proxy Statement, dated April 14, 2003, for the Annual Meeting:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained

Vincent N. Cook	36,350,123	2,375,905	566,341
James R. Schlesinger	38,721,708	4,320	566,341
Stanley G. Tate	36,337,803	2,388,225	566,341

     The following votes were cast by stockholders with respect to the ratification and approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares which the Company has authority to issue from 100,000,000 to 140,000,000:

	Shares Voted For	Shares Voted Against	Shares Abstained	Shares Not Voted

Increase authorized shares From 100,000,000 to 140,000,000	25,881,979	819,265	64,935	12,526,190

     The following votes were cast by stockholders with respect to the approval of Deloitte & Touche LLP as the Company’s independent accountant for the year ending December 31, 2003:

	Shares Voted For	Shares Voted Against	Shares Abstained

Deloitte & Touche LLP	38,950,149	339,820	2,400

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1*	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

(B) REPORTS ON FORM 8-K

     During the quarter ended June 30, 2003, the Company filed a Current Report on Form 8-K dated April 2, 2003, under Item 5, Other Events and Item 7, Financial Statements and Exhibits, a Current Report on Form 8-K dated May 8, 2003 under Item 7, Financial Statements and Exhibits and Item 9 Regulation FD Disclosure and a Current Report on Form 8-K dated June 2, 2003 under Item 5, Other Events.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

/s/ THEODORE VENNERS

THEODORE VENNERS CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE: AUGUST 13, 2003

/s/ JERRY A. MITCHELL

JERRY A. MITCHELL VICE PRESIDENT OF FINANCE & ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

DATE: AUGUST 13, 2003