Form 10-Q
period 2003-09-30
KFX INC
filed 2003-11-14
CIK 912365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23634

KFX INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1079971
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

55 MADISON STREET, SUITE 745, DENVER, COLORADO USA 80206

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

On November 11, 2003 there were 52,090,253 shares of the Registrant’s common stock, $.001 par value, outstanding.

KFX INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

KFX INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$17,719,849	$3,341,909
Trade accounts receivable	405,350	352,258
Unbilled revenue	1,333,412	623,075
Other receivables	27,707	23,358
Prepaid expenses	143,675	118,541
Deferred job costs	452,341	493,608

Total current assets	20,082,334	4,952,749
Property, plant and equipment, net of accumulated depreciation	388,485	279,752
Plant costs	2,434,164	—
Patents, net of accumulated amortization	1,402,772	1,448,532
Investment in K-Fuel, LLC	355,595	355,068
Goodwill	4,963,361	4,583,361
Intangibles, net of accumulated amortization	2,973,115	3,337,567
Debt issue costs, net of accumulated amortization	—	66,237
Prepaid royalty	517,982	521,494
Other assets	169,030	237,112

TOTAL ASSETS	$33,286,838	$15,781,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,862,026	$2,108,571
Accrued expenses	906,874	797,194
Interest payable	114,205	150,284
Deferred revenue	2,588,344	2,733,133
Deferred income	33,674	98,629
Short-term notes payable to directors	450,000	450,000
Current maturity of convertible long-term debt	—	844,666
Short-term borrowings – related party	300,000	—
Current maturities of long-term debt	415,000	325,000

Total current liabilities	7,670,123	7,507,477
Deferred revenue, less current portion	79,928	242,359
Convertible long-term debt, less current maturities	—	451,716
Long-term debt, less current maturities	—	90,000

Total liabilities	7,750,051	8,291,552

Commitments and Contingencies (Note 10)
Minority interest	5,934,894	5,755,387

Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 120,000,000 shares authorized; and 48,935,553 and 38,968,012 shares issued and outstanding	48,936	38,968
Notes receivable and other	—	(95,089)
Additional paid-in capital	137,690,922	111,510,337
Accumulated deficit	(118,137,965)	(109,719,283)

Total stockholders’ equity	19,601,893	1,734,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,286,838	$15,781,872

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED
	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
OPERATING REVENUES Pegasus software licenses and services	$1,378,224	$1,206,542
K-Fuel demonstration plant and laboratory contract revenue	25,203	—
K-Fuel license fee	4,736	—

Total operating revenues	1,408,163	1,206,542

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	786,029	782,593
Marketing, general and administrative expenses	2,051,479	1,129,745
Engineering and design fees	325,551	55,450
Pegasus software research and development	152,243	129,799
K-Fuel demonstration plant and laboratory	98,342	44,808
K-Fuel royalty	1,184	—
Depreciation and amortization	236,074	282,972

Total operating costs and expenses	3,650,902	2,425,367

OPERATING LOSS	(2,242,739)	(1,218,825)

Other income (expense), net	66,144	(8,617,697)
Interest expense	(928,432)	(507,832)
Equity in loss of unconsolidated affiliates	(124)	(14)

NET LOSS	(3,105,151)	(10,344,368)

Accretion of redeemable common stock	—	(8,842,011)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,105,151)	$(19,186,379)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.07)	$(0.52)

Weighted-average common shares outstanding	47,160,000	37,247,000

The accompanying notes are an integral part

of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED
	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
OPERATING REVENUES
Pegasus software licenses and services	$4,516,857	$3,710,427
K-Fuel demonstration plant and laboratory contract revenue	47,500	—
K-Fuel license fee	14,051	—

Total operating revenues	4,578,408	3,710,427

OPERATING COSTS & EXPENSES
Cost of Pegasus software licenses and services, excluding depreciation and amortization	2,676,540	2,447,750
Marketing, general and administrative expenses	6,514,934	6,370,014
Engineering and design fees	1,146,001	55,450
Pegasus software research and development	352,276	410,768
K-Fuel demonstration plant and laboratory	239,993	151,385
K-Fuel royalty	3,513	—
Depreciation and amortization	657,561	1,147,027

Total operating costs and expenses	11,590,818	10,582,394

OPERATING LOSS	(7,012,410)	(6,871,967)

Other income (expense), net	141,191	(9,124,229)
Interest expense	(1,546,675)	(4,592,114)
Equity in loss of unconsolidated affiliates	(788)	(398)

NET LOSS	(8,418,682)	(20,588,708)

Deemed dividend attributable to warrant holder	—	(399,446)
Accretion of redeemable common stock	—	(15,803,602)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,418,682)	$(36,791,756)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.19)	$(1.09)

Weighted-average common shares outstanding	44,917,000	33,891,000

The accompanying notes are an integral part

of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	UNAUDITED
	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(8,418,682)	$(20,588,708)
Adjustments to reconcile net loss to cash used in operating activities Depreciation and amortization	657,561	1,147,027
Equity in loss of unconsolidated affiliates	788	398
Amortization of debt discount	1,191,978	3,231,069
Accretion of maturity premiums	—	454,034
Common stock and warrants issued for services	1,775,764	1,173,377
Stock appreciation rights	2,363	1,167,084
Warrants issued with redeemable common stock	—	9,141,429
Liability to issue warrants	—	—
Write-down of accounts receivable	49,975	—
Minority interest preferred dividends	179,507	160,849
Other	(14,873)	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, unbilled revenue and deferred job costs	(776,486)	(352,492)
Prepaid and other assets	46,463	(90,805)
Deferred revenue	(307,221)	818,239
Accounts payable and accrued expenses	844,010	(100,436)
Interest payable	(36,079)	(331,689)

Cash used in operating activities	(4,804,932)	(4,170,624)

INVESTING ACTIVITIES
Purchases of property and equipment	(247,643)	(114,315)
Plant costs	(2,434,164)	—
Patent acquisition and pending patent applications	(42,203)	(60,429)
Cash paid on obligation for acquisition of business	(346,000)	(4,804,192)
Investments in equity based investees	(66,272)	(53,899)

Cash used in investing activities	(3,136,282)	(5,032,835)

FINANCING ACTIVITIES
Issuance of redeemable common stock and warrants, net	—	16,751,849
Issuance of common stock and warrants	22,112,520	1,400,000
Issuance of preferred stock in subsidiary	—	750,000
Repurchase of Pegasus preferred stock	—	(3,846,049)
Repayment of convertible debentures	—	(3,371,200)
Payments on notes payable	—	(1,161,149)
Payments on convertible debt	(93,366)	(164,110)
Proceeds from short-term borrowings – related party	300,000	—
Proceeds from short-term notes payable	—	1,000,000

Cash provided by financing activities	22,319,154	11,359,341

Increase in cash and cash equivalents	14,377,940	2,155,882
Cash and cash equivalents, beginning of period	3,341,909	604,252

Cash and cash equivalents, end of period	$17,719,849	$2,760,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$211,268	$870,751

The accompanying notes are an integral part

of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Nine Months Ended September 30, 2003:

Convertible debt with an outstanding balance of $2,394,994 was converted into 870,907 shares of common stock of KFx Inc. (“KFx” or the “Company”) at a conversion price of $2.75 per share on September 11, 2003. In connection with this conversion, KFx recorded additional interest expense of $627,030 during the nine months ended September 30, 2003 to write-off the debt discount associated with this convertible debt.

During the nine months ended September 30, 2003, the Company applied approximately $93,000 of invoices for products and services to the outstanding convertible long-term debt (see Note 5).

During the nine months ended September 30, 2003, the Company issued 68,300 shares of common stock to consultants with a fair value of $281,582.

Nine Months Ended September 30, 2002:

Convertible Debentures with a principal value of $3,490,000 were converted, based on a conversion price of $3.00 per share, into 1,163,325 shares of KFx common stock, which resulted in a reduction to stockholders’ deficit of $3,839,886, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs. Convertible Debentures with a principal value of $1,000,000 were converted, based on a conversion price of $2.50 per share, into 400,000 shares of the Company’s common stock, which resulted in a reduction to stockholders’ deficit of $1,111,798, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 7).

During the first quarter of 2002, the Company sold common stock in a private placement transaction, which reduced the conversion price of the Convertible Debentures to $2.50 per share. The reduction of the conversion price resulted in a beneficial conversion feature charge of $802,000, which was recorded as debt discount and a reduction to stockholders’ deficit. The debt discount was being amortized to interest expense over the remaining life of the Convertible Debentures (see Note 7).

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

The Company issued warrants to purchase approximately 16,223,000 shares of KFx common stock in conjunction with private placements of the Company’s common stock during the first nine months, resulting in accretion expense of $15,803,602 (see Note 9) and other expense of $9,141,429.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K. The accounting policies used in the preparation of these unaudited quarterly financial statements are the same as those policies used in the preparation of the audited annual financial statements. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results of operations expected for the year ended December 31, 2003.

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

The consolidated financial statements at September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been made. Certain reclassifications have been made to the 2002 financial statements to conform to the current year presentation.

Net loss per common share for the three and nine month periods ended September 30, 2003 and 2002 are based on the weighted-average number of shares of common stock outstanding during the period, and excludes approximately 26,596,000 and 24,019,000 of potentially issuable common shares from common stock options, warrants and convertible debt, as the effect on the Company’s net loss per share would be anti-dilutive.

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

Engineering and Design Fees

Engineering and design fees that relate to establishing the feasibility of technology are expensed as incurred. Engineering and design fees that relate to specific sites for plant locations that are no longer economically feasible are expensed as incurred. Engineering and design fees that related to equipment and future plant locations are capitalized as incurred.

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

Had compensation expense for the Company’s stock option plans been recognized based on the fair value at the grant date for the awards under these plans consistent with the method of FAS 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	3 Months Ended September 30,
	2003	2002

Net loss attributable to common stockholders, as reported	$(3,105,151)	$(19,186,379)
Pro forma net loss attributable to common stockholders	$(3,459,473)	$(19,475,832)
Basic and diluted net loss per share, as reported	$(0.07)	$(0.52)
Pro forma basic and diluted net loss per share	$(0.07)	$(0.52)

	9 Months Ended September 30,
	2003	2002

Net loss attributable to common stockholders, as reported	$(8,418,682)	$(36,791,756)
Pro forma net loss attributable to common stockholders	$(9,916,744)	$(37,350,441)
Basic and diluted net loss per share, as reported	$(0.19)	$(1.09)
Pro forma basic and diluted net loss per share	$(0.22)	$(1.10)

NOTE 2. ISSUANCES AND SALES OF PEGASUS PREFERRED STOCK

On March 3, 2000, KFx and Pegasus closed a transaction with Kennecott Energy that included, among various other elements, (a) the sale of 4% of the common stock of Pegasus, held by KFx (“Pegasus Common Stock”), to Kennecott Energy for $1,000,000, (b) the issuance by Pegasus to Kennecott Energy, in exchange for $500,000, of newly authorized 6% cumulative convertible preferred stock (“Pegasus Preferred Stock”) equivalent to an additional 2% interest in Pegasus on an as converted basis, and (c) the joint development by KFx, Pegasus and Kennecott Energy of a work plan for enhancements to NeuSIGHT, new product development and the completion of other tasks designed to improve the performance of Pegasus and trigger additional purchases of Pegasus Preferred Stock by Kennecott Energy at its discretion of up to $3,500,000, for an additional interest in Pegasus up to 14%, on an as converted basis, by December 31, 2004 or earlier and (d) the conversion of secured debt owed by Pegasus to KFx, totaling $3,630,000 into Pegasus Preferred Stock, at the same price provided to Kennecott Energy. Kennecott Energy had the right to sell the Pegasus Common Stock back to KFx at a price equal to the greater of $1,000,000 or fair market value; such right was not exercised and expired on March 3, 2001. Through September 30, 2003, Kennecott Energy has purchased $3,500,000 of additional Pegasus Preferred Stock, $1,000,000 of which was purchased during 2002 and $2,500,000 of which was purchased prior to 2002. The entire Kennecott Energy investment in Pegasus is included in minority interest as of September 30, 2003.

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

In addition, the parties were provided with warrants, expiring five years after their issue, to purchase an aggregate amount of 1,814,887 shares of KFx common stock at an exercise price of $3.65 per share, subject to certain adjustments including a reduction to a weighted-average price of $2.52 per share upon the conversion or redemption of the Company’s Debentures. Based on the terms and characteristics of the preferred stock sales as discussed above, the instruments were classified as debt. Accordingly, the Company estimated the fair value of the related warrants and recorded an aggregate debt discount of $1,179,037. The Company calculated the debt discount amount based upon an allocation of the initial sales proceeds to the relative fair value of the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility ranging from 73% to 76%, a risk free interest rate ranging from 4.1% to 5.0%, and an expected dividend yield of zero. In addition, the difference between the effective conversion price of the preferred stock and the fair value of KFx’s common stock on the respective dates of the transactions resulted in a beneficial conversion feature in an aggregate amount of $1,351,217, which was calculated in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). During the quarter and nine months ended September 30, 2002, the Company recorded $-0- and $624,006, respectively, in interest expense related to the amortization of the debt discount associated with the warrants and beneficial conversion feature. During the quarter and nine months ended September 30, 2003, the Company recorded $-0- and $-0-, respectively, in interest expense related to the accretion of these instruments to their respective redemption values. During the quarter and nine months ended September 30, 2002, the Company recorded $-0- and $399,822, respectively, in interest expense related to the accretion of these instruments to their respective redemption values. As a result of the repayment of the obligation to repurchase the preferred stock as noted above, there will be no further accretion of the instruments. In addition, as a result of the repurchase, prior to the maturity date, of the obligation to repurchase preferred stock sold in November 2001, the Company recorded the intrinsic value of the beneficial conversion feature of $313,433 into additional paid in capital. The intrinsic value of the beneficial conversion feature was calculated on the date the debt was extinguished in compliance with EITF 98-5 and EITF 00-27.

At September 30, 2003 the ownership, on an as converted basis, of Pegasus is approximately as follows: KFx—65.7%, Pegasus founders—14.0% and Kennecott Energy—20.3%.

NOTE 3. NOTES PAYABLE TO DIRECTORS

During 2001, Pegasus borrowed $300,000 under an unsecured note payable to the Company’s Chairman and CEO bearing interest at prime plus 2%, due on demand. In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.00% at September 30, 2003). The terms of the agreement include a warrant to purchase 285,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $102,348 as debt discount, which was immediately amortized to interest expense on the issuance date. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 73%, a risk free interest rate of 4.65% and a dividend yield of zero. At September 30, 2003, the unpaid balance of this note was $150,000 and the warrant was outstanding and fully exercisable.

During 2000, Pegasus borrowed $900,000 under three unsecured notes from a KFx director and one of his affiliates. Under a $400,000 note, which bears interest at the prime rate plus 2% and was initially due January 21, 2001 (subsequently amended to be due on demand), a fully exercisable warrant was issued to purchase 350,000 shares of common stock of Pegasus at an exercise price of $1.07 per share. The Company estimated the fair value of the warrant and recorded $213,500 as debt discount, which was amortized to interest expense over the initial six-month term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model with an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 6.4% and a dividend yield of zero. The warrant expired in July 2003. An additional $200,000 was borrowed under a separate note issued to this director, which bears interest at the prime rate plus 2%, is due on demand, and is personally guaranteed by KFx’s Chairman. In July 2002, the interest rate on this note payable was adjusted to the prime rate plus 4% (8.00% at September 30, 2003). At September 30, 2003, the unpaid balance under two of the unsecured notes was $300,000.

NOTE 4. NOTES PAYABLE

In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement included a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The warrant expires on January 10, 2005. The Company estimated the fair value of the warrant and recorded a debt discount of $223,817, which was amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero. On July 1, 2002, a cash payment of $523,561 was made to pay the entire obligation due on this note. At September 30, 2003, the warrant was outstanding and fully exercisable.

In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements included warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. These warrants expire on February 15, 2005. The Company estimated the fair value of the warrant and recorded a debt discount of $222,448, which was amortized to interest expense over the term of the notes. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero. On July 1, 2002, a cash payment of $518,850 was made to pay the entire obligation due on these notes. At September 30, 2003, the warrant was outstanding and fully exercisable.

NOTE 5. CONVERTIBLE LONG-TERM DEBT

On July 25, 2001, Cinergy Corporation (“Cinergy”) advanced $3.5 million to Pegasus as an amendment to the existing contract between Pegasus and Cinergy, which was signed on May 1, 2001 (the “Advance”). The Advance bears interest at 7% per annum, payable monthly. Per the terms of the agreement, Cinergy may elect to apply future Pegasus invoices against the Advance or may choose to convert the balance of the advance into KFx common stock, at a price of $3.65 per share, or into Pegasus common stock, at a price of $2.10 per share, subject to certain adjustments. The conversion price of the advance into KFx common stock was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 7). The Advance is also putable by Cinergy upon (i) a change in control of KFx or Pegasus, (ii) the sale of substantially all of Pegasus’ or KFx’s assets, (iii) the completion of third party financing for Pegasus of $12.5 million or for Pegasus and KFx combined of $30 million, or (iv) termination for cause as set forth in the original contract. Cinergy also received a warrant, expiring three years after the date of issue, exercisable for 200,000 shares of KFx common stock, at $3.65 per share. The exercise price of the warrant was reset to $2.75 per share upon the repayment of the Debentures on July 24, 2002 (see Note 6). The Company estimated the fair value of the warrant and recorded a debt discount of $389,290, which is being amortized to interest expense over the estimated three-year term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 86%, a risk free interest rate of 4.3% and a dividend yield of zero. During the quarter and nine months ended September 30, 2003, Cinergy applied approximately $1,900, and $93,000 against the outstanding balance of the Advance. During the quarter and nine months ended September 30, 2002, Cinergy applied approximately $164,000 against the outstanding balance of the Advance. At December 31, 2002, $2,488,360 was outstanding, the unamortized portion of the debt discount was $203,847 and the warrant was outstanding and fully exercisable.

In addition, the difference between the effective conversion price of the note into KFx common stock and the fair value of KFx’s common stock on date of issuance of the note resulted in a beneficial conversion feature in an amount of $245,455, which was calculated in accordance with EITF 98-5 and EITF 00-27. Due to the conversion and repayment of all of the Company’s outstanding Debentures (see Note 6), the conversion price on the advance was reset to $2.75 per share on July 24, 2002 and, as a result, the Company recorded an additional beneficial conversion feature charge of $1,098,381, which was calculated in accordance with EITF 98-5 and EITF 00-27 and is being amortized to interest expense over the estimated remaining term of the advance. During the quarter and nine months ended September 30, 2003, the Company recorded $817,416 and $1,191,978, respectively in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion features. During the quarter and nine months ended September 30, 2002, the Company recorded $154,568 and $259,013, respectively in interest expense related to the amortization of the debt discount associated with the warrant and beneficial conversion features.

In relation to the above transaction, the Company authorized the granting of a warrant for professional services rendered to purchase 68,507 shares of the Company’s common stock at an exercise price of $3.00 per share, expiring 5 years from the date of grant. The estimated fair value of the warrant of approximately $127,000 was recorded as debt issue costs and is being amortized over the expected term of the related note. The fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.04% and a dividend yield of zero. During the quarter and nine months ended September 30, 2003, the Company recorded $45,277 and $66,237, respectively, in amortization expense related to the debt issue costs. During the quarter and nine months ended September 30, 2002, the Company recorded $10,654 and $31,613, respectively, in amortization expense related to the debt issue costs.

On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx. The advance balance from Cinergy to Pegasus was $2,394,994 on September 11, 2003, and was converted into 870,907 shares of KFx stock at a price of $2.75 per share, in accordance with the terms of the Advance. Cinergy also elected to exercise its warrant, received in connection with the Advance, to purchase 200,000 shares of common stock of KFx at $2.75 per share. KFx received $550,000 from Cinergy’s exercise of this warrant. In connection with this conversion, KFx recorded additional interest expense of $627,030 to write-off the unamortized debt discount.

In connection with the conversion of the Cinergy Advance into KFx shares of common stock, Cinergy, Pegasus and KFx also entered into a third addendum of the Advance. In addition, Pegasus has executed a secured promissory note in favor of KFx, in the principal amount of $2,394,994, and has also delivered to KFx an Assignment and Security Agreement, all of which are intended to assure KFx’s recovery of the $2,394,994, plus interest thereon at 7% per annum. The principal and accrued interest will be payable from Pegasus’ receipts under the Cinergy Advance.

NOTE 6. SHORT-TERM BORROWINGS – RELATED PARTY

During the third quarter 2003 Kennecott advanced $300,000 to Pegasus for working capital requirements under a line of credit for $1,500,000. Advances under this line of credit bear interest at prime plus 2% (6% at September 30, 2003) and are due on demand.

NOTE 7. CONVERTIBLE DEBENTURES

On July 31, 1997, the Company completed a private placement of unsecured convertible debentures (the “Debentures”) totaling $17.0 million. On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price of the Debentures to $3.00 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company’s common stock on the original issuance date of the Debentures resulted in a beneficial conversion feature of approximately $2,283,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During the quarter and nine months ended September 30, 2003, the Company recorded $-0- and $-0-, respectively, in interest expense related to the amortization of the debt discount. During the quarter and nine months ended September 30, 2002, the Company recorded $54,516 and $1,099,785, respectively, in interest expense related to the amortization of the debt discount.

On March 28, 2002, the Company sold common stock in a private placement transaction for $2.50 per share, which reduced the conversion price of the Debentures to $2.50 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the previously adjusted conversion price resulted in a beneficial conversion feature of $802,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During the quarter and nine months ended September 30, 2003, the Company recorded $-0- and $-0-, respectively, in interest expense related to the amortization of the debt discount. During the quarter and nine months ended September 30, 2002, the Company recorded $128,545 and $802,000, respectively, in interest expense related to the amortization of the debt discount.

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

NOTE 8. PURCHASE OF POWER OPTIMIZATION SEGMENT OF PAVILION TECHNOLOGIES, INC.

Pursuant to an Asset Purchase and License Agreement (the “Purchase Agreement”) between Pavilion Technologies Inc. (“Pavilion”), Pegasus and KFx, dated July 31, 2001, certain assets and liabilities relating to the Pavilion Power Optimization Division were acquired by Pegasus. These purchased assets and acquired liabilities were primarily accounts receivable, unbilled revenue, customer list, exclusive rights to license Pavilion’s software, other intangibles and deferred revenue. Pavilion has retained certain liabilities of the Power Optimization Division, including but not limited to Pavilion indemnifying Pegasus regarding the intellectual property of Pavilion’s software being licensed. KFx guarantees the duties and obligations of Pegasus under the Purchase Agreement. The Purchase Agreement initially provided for a base price of $9.5 million in cash, payable to Pavilion in installments through July 31, 2003, adjusted for the net of assets and liabilities assumed. Additionally, Pegasus was to initially pay Pavilion royalties of up to $5.5 million between August 1, 2001 and October 31, 2005, based on Pavilion and Pegasus software licenses sold by Pegasus. During 2001, Pegasus made payments to Pavilion totaling $2,447,740 against the base purchase price. On March 28, 2002, the Purchase Agreement between Pavilion, Pegasus and KFx was amended to decrease the base cash payment to $7.5 million, from $9.5 million, subject to certain adjustments for the value of assets and liabilities acquired and transaction costs. Per the terms of this amendment, Pegasus paid Pavilion $4.4 million on March 28, 2002 as the final base purchase price payment for the acquisition. This reduction resulted in a net purchase price adjustment, based upon the present value of the payments, of approximately $1.5 million, which was recorded as a reduction of goodwill as of December 31, 2001. The amendment also increased the future royalty payments on licenses sold to a total of $9 million with no expiration date on the royalty payment period. Future royalty payments are considered contingent purchase price and will result in additions to goodwill as the royalties become due. As of September 30, 2003, the Company had incurred a total of $910,000, of which $786,000 was paid through September 30, 2003, in royalty obligations as a result of the sales of software licenses subsequent to the consummation of the acquisition, $380,000 of which were incurred during the nine months ended September 30, 2003.

This acquisition expanded the Pegasus software product offerings, customer installed base, and technical expertise. The acquisition has been accounted for by the purchase method and the results of operations are included in the Company’s financial statements beginning in the third quarter of 2001. The assets acquired and liabilities assumed were recorded at their estimated fair values. The allocation of the purchase price to net assets acquired, liabilities assumed and intangible assets was based on an independent valuation of those assets as follows:

Purchase price (including royalty obligations incurred)	$7,885,000
Fair value of identifiable intangible assets acquired	4,392,000
Deferred revenue	(63,000)

Excess cost over net assets acquired	3,556,000
Acquisition costs	269,000

Goodwill	$3,825,000

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

The intangible assets acquired consist of the following as of September 30, 2003:

Order backlog, 18 month useful life	$319,000
Customer lead list, 18 month useful life	117,000
Maintenance contract, 7 year useful life	990,000
License, 9.5 year useful life	2,966,000

Total	4,392,000
Less accumulated amortization	(1,418,885)

Net book value	$2,973,115

Amortization expense for the above intangible assets for the quarter and nine months ended September 30, 2003 was $113,410 and $364,452, respectively. Estimated future amortization expense is as follows:

For the year ended December 31, 2003	$477,861
For the year ended December 31, 2004	453,639
For the year ended December 31, 2005	453,639
For the year ended December 31, 2006	453,639
Thereafter	1,498,789

NOTE 9. COMMON STOCK

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

The common stock issued in each of these investment transactions was subject to redemption pursuant to a put option, in whole or in part, at the option of the investors. The put option became exercisable on July 24, 2002 when the Company satisfied its total obligation for the outstanding Debentures. At the time the investors were to notify KFx of their intent to exercise the put option, KFx was required to repurchase the common stock at a price of $2.50 per share plus accrued interest (“Redemption Value”) within 100 days of notification. Interest for purposes of redemption accrues at the rate of 9% per annum, beginning upon the original issuance date and ceases on the date the common stock is repurchased. If two-thirds or more of the investors exercised their put option and KFx was unable to secure the necessary funding to satisfy these exercised put options, KFx must transfer its entire interest in Pegasus to the investors. The put option was to expire on December 23, 2002.

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

As part of the investment agreements, the Company was required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. As a result of the Company’s registration statement not being declared effective by June 21, 2002, the Company was required to issue additional warrants to purchase shares of common stock equal to 10 percent of the warrants then held by the investors and an additional 10 percent for each 30-day period subsequent to June 21, 2002 for which the registration statement had not been declared effective. These new warrants were to have the same terms and conditions as the original warrants issued to the investors. As the registration statement was not declared effective until August 30, 2002, the Company was required to issue additional warrants to purchase 1,858,065 shares of common stock and these warrants were initially recorded at their estimated fair value of $2,797,738 as a liability on the consolidated balance sheet with a corresponding charge of $2,797,738 recorded as other expense on the consolidated statement of operations. The estimated fair value of the warrants was determined using a Black-

Scholes option-pricing model using an expected life of 8 years, expected volatility of 66%, a risk free interest rate of 3.8% and a dividend yield of zero. Upon the registration statement being declared effective, the total estimated fair value of these warrants was reclassified to equity. In September 2002, the investors agreed to waive their rights to receive these additional warrants, thus the warrants were not issued. However, the $2,797,738 charge that was initially recorded as other expense was not reversed.

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

In addition, pursuant to the July 19, 2002 investment agreement, one of the investors has the right to select two persons to serve on the board of directors of KFx and, upon election to the board, KFx has agreed to appoint these two persons to serve on the board’s executive committee. As of September 30, 2003, one person had been selected by the investor to serve as a director. This agreement will remain in force until the investors hold less than 400,000 shares of KFx’s common stock. In accordance with the terms of the investment agreements, approximately $4.4 million of the proceeds was used to satisfy the outstanding amount due on the Pavilion Power Optimization Division acquisition obligation, approximately $3.8 million of the proceeds was used to satisfy the entire outstanding obligation to repurchase the Pegasus preferred stock, $450,000 of the proceeds shall be used to fund the development of the K-Fuel demonstration plant, $1 million of the proceeds was used to satisfy the outstanding obligation under short-term notes payable that were due on June 30, 2002, approximately $3.5 million of the proceeds was used to satisfy the entire outstanding obligation for repayment of the Debentures and the remaining proceeds are to be used for general corporate purposes.

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

As part of the March 10 Purchase Agreement and the March 28 Purchase Agreement, the Company was required to register the shares issued, including the potential shares of common stock underlying the warrants, in a qualifying registration statement. In the event that a registration statement was not filed within five business days of the filing of the Company’s Form 10-K (“Filing Deadline”), the Company would have been required to issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Filing Deadline until the date the registration statement is filed, pro rated for any period less than 30 days. The company filed a registration statement within five business days of the filing of the Company’s Form 10-K. In the event that a registration statement was not declared effective within 120 days of each agreement (“Effectiveness Date”), the Company would have been required to issue additional warrants to purchase shares of common stock equal to 2 percent of the number of shares of common stock issued to the investors pursuant to the respective agreements for each 30-day period from the Effectiveness Date to the date the registration is deemed to be effective, pro rated for any period less than 30 days. Until the registration statement for the warrants and common stock was declared effective, the warrants were marked to their estimated fair value using a Black-Scholes option-pricing model with any difference recorded to additional paid-in capital. During the three months ended March 31, 2003, $83,520 was added to additional paid-in capital. The registration statement was declared effective by the Securities and Exchange Commission on May 5, 2003 and no additional warrants were issued. On May 5, 2003 the related outstanding warrants were reclassified from a liability to equity in the amount of $2,848,143.

On July 1, 2003 Landrica Development Company (“Landrica”) returned 450,000 shares of common stock to KFx and 1,300,000 warrants to purchase common stock of KFx. KFx then cancelled the 450,000 shares of common stock and the 1,300,000 warrants. There was no cash consideration paid by KFx to Landrica in connection with this transaction. These shares and warrants were returned to KFx because Landrica had mitigated certain reclamation risks pursuant to an agreement between Landrica and KFx in April 2000.

On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx. The advance balance from Cinergy to Pegasus was $2,394,994 on September 11, 2003, and was converted into 870,907 shares of KFx stock at a price of $2.75 per share, in accordance with the terms of a Blanket Contract dated July 24, 2001. (See note 5).

During the third quarter 2003, KFx raised $3,379,501 through the exercise of outstanding stock options and warrants.

During the third quarter 2003, the Company recorded an expense of $60,000 to a family member of our Chairman and Chief Executive Officer for indirect capital raising services.

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

The following table presents information about revenues, net loss, cash used in operating activities, segment assets and certain other information used by KFx’s Chairman and CEO, its chief decision maker, as of September 30, 2003 and 2002 and for the three and nine month periods then ended:

THREE MONTHS ENDED	PEGASUS	K-FUEL	RECONCILING ITEMS (a)	CONSOLIDATED

September 30, 2003
Operating Revenues	$1,378,224	$29,939	$—	$1,408,163

Net Loss	$(427,601)	$(116,514)	$(2,561,036)	$(3,105,151)

Cash (Used in) Provided by Operating Activities	$(453,910)	$3,602	$(2,066,371)	$(2,516,679)

Total Assets	$10,378,054	$1,962,517	$20,946,267	$33,286,838

September 30, 2002
Operating Revenues	$1,206,542	$—	$—	$1,206,542

Net Loss	$(860,408)	$(102,777)	$(9,381,183)	$(10,344,368)

Cash (Used in) Provided by Operating Activities	$(247,029)	$79,484	$(989,654)	$(1,157,199)

Total Assets	$10,487,842	$2,280,593	$3,490,302	$16,258,737

NINE MONTHS ENDED	PEGASUS	K-FUEL	RECONCILING ITEMS (a)	CONSOLIDATED

September 30, 2003
Operating Revenues	$4,516,857	$61,551	$—	$4,578,408

Net Loss	$(1,203,923)	$(327,085)	$(6,887,674)	$(8,418,682)

Cash (Used in) Provided by Operating Activities	$(1,542,213)	$44,885	$(3,307,604)	$(4,804,932)

Total Assets	$10,378,054	$1,962,517	$20,946,267	$33,286,838

September 30, 2002
Operating Revenues	$3,710,427	$—	$—	$3,710,427

Net Loss	$(2,906,187)	$(286,917)	$(17,395,604)	$(20,588,708)

Cash (Used in) Provided by Operating Activities	$(1,759,638)	$72,744	$(2,483,730)	$(4,170,624)

Total Assets	$10,487,842	$2,280,593	$3,490,302	$16,258,737

(a)	Consists primarily of KFx corporate office activities and consolidating entries.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant located in the United States in which the feedstock is coal and which uses the Company’s proprietary Series “C” K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through September 30, 2003 under these agreements.

In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel Technology. As a result of the agreement, Mr. Koppelman’s royalty is now 25% of the Company’s worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. In his will, Mr. Koppelman bequeathed 50% of the royalty stream to Theodore Venners, the Chairman, Chief Executive Officer and President of KFx. The total amount paid under this agreement through September 30, 2003 was $275,000.

Pegasus is contingently liable to certain of its founding stockholders for a royalty equivalent to 2% of the license fee revenues derived from the sale of its NeuSIGHT product through November 30, 2004. This obligation is limited to the extent of pretax income without regard to such royalty, subject to a maximum of $2.5 million and certain other limitations. Through September 30, 2003, Pegasus has made no payments or accruals under this agreement.

Under terms of an amendment to the Purchase Agreement, Pegasus is contingently liable to Pavilion for $9 million in royalty payments based on all software licenses sold starting with the date of the agreement. These royalty payments are considered contingent purchase price and will be added to goodwill as such royalties become due. Through September 30, 2003, $910,000 in royalties was payable, of which $786,000 was paid through September 30, 2003, and added to goodwill, under the amended Purchase Agreement. Upon a change in control in Pegasus, Pavilion can demand payment for all outstanding royalties.

On March 14, 2003, KFx signed a non-binding letter of intent with Kennecott, which was amended and replaced by a new, non-binding letter of intent signed on August 12, 2003, providing that Kennecott will transfer to us all of its membership interest in K-Fuel, LLC and full ownership of certain related technology developed by Kennecott. In return, KFx will transfer to Kennecott all of its equity ownership in Pegasus. As additional consideration, KFx shall be entitled to receive payments of up to $8 million, in the aggregate, plus accrued interest, payable out of a portion of excess cash flows generated by Pegasus, as defined.

This transaction has been approved by the board of Kennecott and its parent company, and by us. Definitive purchase and sale agreements have been signed by both us and Kennecott on November 7, 2003, and we expect this transaction to be finalized by the end of November 2003, subject to obtaining the necessary consents and approvals.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverable contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 clarifies the accounting for derivatives, amending the previously issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 requires these certain financial instruments to be reported as liabilities by the issuer. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on the Company’s financial position or results of operations.

NOTE 13. SUBSEQUENT EVENTS

On October 29, 2003 a private investor exercised a warrant to purchase 2,700,000 shares of Common Stock of KFx at a price of $2.75 per share. KFx received $7,425,000 from the exercise of this warrant.

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

On March 14, 2003, KFx signed a non-binding letter of intent with Kennecott, which was amended and replaced by a new, non-binding letter of intent signed on August 12, 2003, providing that Kennecott will transfer to us all of its membership interest in K-Fuel, LLC and full ownership of certain related technology developed by Kennecott. In return, KFx will transfer to Kennecott all of its equity ownership in Pegasus. As additional consideration, KFx shall be entitled to receive payments of up to $8 million, in the aggregate, plus accrued interest, payable out of a portion of excess cash flows generated by Pegasus, as defined.

This transaction has been approved by the board of Kennecott and its parent company, and by us. Definitive purchase and sale agreements have been signed by both us and Kennecott on November 7, 2003, and we expect this transaction to be finalized by the end of November 2003, subject to obtaining the necessary consents and approvals.

Pegasus’ firm backlog of software license and installation contracts as of September 30, 2003 was approximately $8,337,000, compared to approximately $8,139,000 at September 30, 2002, an increase of 2%. While Pegasus revenues increased significantly for the three and nine months ended September 30, 2003, we believe potential customers of Pegasus have been adversely impacted by the economic downturn in the power generation industry and might delay or cancel future sales order plans. Further, a continued weakening United States economy could cause longer sales cycles or delays in closing new business opportunities.

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

•	Revenue Recognition Policy. The Company’s revenue recognition policy is significant because the Company’s revenue is a key component of our results of operations. The Company’s revenue is primarily attributable to the sale of software licenses and services. Revenue is recognized in accordance with the provisions of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and the provisions of SOP 98-9 “Modification of SOP 97-2 Software Revenue Recognition”. Revenue is not recognized until persuasive evidence of an arrangement exists, either by way of a signed contract or signed purchase order. The Company also follows the guidelines of Staff Accounting Bulletin (“SAB”) 101 ”Revenue Recognition in Financial Statements” in recognizing revenue related to the sale of software licenses and services. Where services are essential to the functionality of the delivered software, the license fee and product revenue is generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Percentage of Construction—Type and Certain Production—Type Contracts.”

•	Valuation of Long-Lived Assets, Intangible Assets and Goodwill. The Company’s valuation of its long-lived assets, intangible assets and goodwill is significant related to the Company’s results of operations and financial condition. We must assess the realizable value of our long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated revenues in the three months ended September 30, 2003 increased as compared to the three months ended September 30, 2002 by $201,621 (17%), due mainly to an increase in Pegasus revenues. The increase in Pegasus revenues for the three months ended September 30, 2003, resulted from an increase in sponsored research and development projects of approximately $104,000 and an increase in maintenance and warranty revenue of approximately $98,000 as compared to the three months ended September 30, 2002.

Consolidated cost of revenue for the three months ended September 30, 2003 increased as compared to the three months ended September 30, 2002 by approximately $5,000 (1%) because of higher sales in the three months ended September 30, 2003. Consolidated gross margin for the three months ended September 30, 2003 was 44% compared to 35% for the three months ended September 30, 2002. The improvement in the gross margin percentage is attributable to installation efficiencies and performance bonuses received on certain projects.

Consolidated marketing, general and administrative expenses for the three months ended September 30, 2003 increased as compared to the three months ended September 30, 2002 by approximately $922,000 (82%) due to an increased headcount (associated with engineering work on a K-Fuel plant), offset by lower legal fees and approximately $889,000 in income relating to the revaluation of the outstanding stock appreciation rights in the three months ended September 30, 2002. Pegasus marketing, general and administrative expenses for the three months ended September 30, 2003 decreased as compared to the three months ended September 30, 2002 by approximately $206,000 due to lower spending levels and a decrease in management fees. The combined K-Fuel segment and corporate cost portion marketing, general and administrative expenses for the three months ended September 30, 2003 increased as compared to the three months ended September 30, 2002 by approximately $1,128,000 due to higher headcount and traveling expense of approximately $235,000, a charge of $60,000 for indirect capital raising activities and $889,000 in income relating to the revaluation of the outstanding stock appreciation rights in the three months ended September 30, 2002 and lower legal fees of approximately $38,000.

Consolidated engineering and design fees for the three months ended September 30, 2003 increased as compared to the three months ended September 30, 2002 by approximately $270,000 related to the K-Fuel plant (the commencement of this project was initiated in the third quarter 2002).

Consolidated depreciation and amortization for the three months ended September 30, 2003 decreased as compared to the three months ended September 30, 2002 by approximately $47,000 (16%) because of no amortization expense recorded in 2003 related to debenture issuance costs (approximately $16,000 was recorded in 2002), higher amortization expense of debt issuance costs of approximately $35,000 in 2003, and lower amortization expense of Pegasus intangible assets of approximately $73,000 in 2003.

The factors discussed above combined in the three months ended September 30, 2003 to produce an operating loss of $2,242,739, which was $1,023,914 (84%) higher than for the three months ended September 30, 2002. Pegasus’ portion of the operating loss for the second quarter of 2003 was $231,541, which was $426,656 (65%) less than for the third quarter of 2002 and was mainly due to (a) an overall improvement in gross margins on projects from 35% in 2002 to 43% in 2003, or approximately $168,000 in higher gross profit in 2003, (b) a decrease of approximately $205,000 in marketing, general and administrative expenses due to lower spending levels and a decrease in management fees, (c) an increase of approximately $22,000 in research and development expenses and (d) a decrease in depreciation and amortization expense of approximately $75,000. The combined K-Fuel segment and corporate cost portion of the operating loss for the third quarter of 2003 was $2,011,198 compared to $560,628 in 2002 with the increase in operating loss resulting mainly from (a) an increase in marketing, general and administrative costs of approximately $1,128,000 due to higher headcount and travel expense of approximately $235,000 in the three months ended September 30, 2003 and $889,000 in income relating to the revaluation of the outstanding stock appreciation rights in the three months ended September 30, 2002 and lower legal fees of approximately $38,000, (b) an increase in engineering and design fees related to the K-Fuel plant of approximately $270,000, (c) an increase in K-Fuel demonstration plant costs of approximately $54,000 and (d) an increase in depreciation and amortization expense of approximately $30,000.

Non-operating items added $862,412 of net expense in the third quarter of 2003, compared to $9,125,543 in the third quarter of 2002, for a decrease of $8,263,131 (91%), due to an increase of other income of approximately $8,683,841. This increase in other income is primarily due to the approximate $8,667,000 charge recognized in the third quarter 2002 related to warrants issued in connection with financing transactions in 2002. Interest expense increased approximately $421,000 during the third quarter 2003 because of (a) approximately $630,000 of increased interest expense related to the convertible long-term debt from Cinergy which was converted into common stock during the third quarter 2003, and the unamortized debt discount balance was reduced to zero and (b) approximately $217,000 in interest expense recorded on related to the convertible debentures recorded in the third quarter 2002.

As a result of the above factors, the consolidated net loss attributable to common stockholders of $3,105,151 ($0.07 per share) for the third quarter of 2003 was $16,081,228 less than the net loss available to common stockholders for the third quarter of 2002. During the three months ended September 30, 2002, the Company recognized $8,842,011 of expense relating to the accretion of redeemable common stock to its redemption value. Included in the third quarter 2003 and 2002 net losses attributable to common stockholders were non-cash charges approximating $1,532,000 and $17,786,000, respectively. The decrease in net loss per common share during the three months ended September 30, 2003 was also impacted by the increase in the weighted average shares outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated revenues in the nine months ended September 30, 2003 increased as compared to the nine months ended September 30, 2002 by $867,981 (23%) due mainly to an increase in Pegasus revenues. The increase in Pegasus revenues for the nine months ended September 30, 2003, resulted from an increase in sponsored research and development projects of approximately $615,000 and an increase in maintenance and warranty revenue of approximately $250,000 as compared to the nine months ended September 30, 2002.

Consolidated cost of revenue for the nine months ended September 30, 2003 increased as compared to the nine months ended September 30, 2002 by approximately $232,000 (9%) because of higher sales in the nine months ended September 30, 2003. Consolidated gross margin for the nine months ended September 30, 2003 was 41% compared to 34% for the nine months ended September 30, 2002. The improvement in the gross margin percentage is attributable to installation efficiencies and performance bonuses received on certain projects.

Consolidated marketing, general and administrative expenses for the nine months ended September 30, 2003 increased as compared to the nine months ended September 30, 2002 by approximately $145,000 (2%). Pegasus marketing, general and administrative expenses for the nine months ended September 30, 2003 decreased as compared to the nine months ended September 30, 2002 by approximately $648,000 in marketing, general and administrative expenses due to lower spending levels. The combined K-Fuel segment and corporate cost portion marketing, general and administrative expenses for the nine months ended September 30, 2003 increased as compared to the nine months ended September 30, 2002 by approximately $793,000 due to $1,167,000 in expense recorded in the nine months ended September 30, 2002 related to stock appreciation rights offset by higher legal fees of approximately $428,000, higher consultant expenses of approximately $815,000 (including a $60,000 charge for indirect capital raising activities) and higher corporate, travel and insurance expenses recorded during the nine months ended September 30, 2003.

Consolidated engineering and design fees for the nine months ended September 30, 2003 increased as compared to the nine months ended September 30, 2002 by approximately $1,091,000 related to the K-Fuel plant (the commencement of this project was initiated in the third quarter 2002).

Consolidated depreciation and amortization for the nine months ended September 30, 2003 decreased as compared to the nine months ended September 30, 2002 by approximately $489,000 (43%) because of no amortization expense recorded in 2003 related to debenture issuance costs (approximately $120,000 was recorded in 2002), lower amortization expense of debt issuance costs of approximately $49,000 in 2003, and lower amortization expense of Pegasus intangible assets of approximately $339,000 in 2003.

The factors discussed above combined in the nine months ended September 30, 2003 to produce an operating loss of $7,012,410, which was $140,443 (2%) higher than for the nine months ended September 30, 2002. Pegasus’ portion of the operating loss for the nine months ended September 30, 2003 was $641,201, which was $1,625,082 (72%) less than for the nine months ended September 30, 2002 and was mainly due to (a) an overall improvement in gross margins on projects from 34% in 2002 to 41% in 2003, or approximately $578,000 in higher gross profit in 2003, (b) a decrease of approximately $648,000 in marketing, general and administrative expenses due to lower spending levels and a decrease in management fees, (c) a decrease of approximately $58,000 in research and development expenses and (d) a decrease in depreciation and amortization expenses of approximately $341,000 primarily due to a $286,193 cumulative adjustment for amortization expense on the Pavilion license agreement recognized in the nine months ended September 30, 2002. The combined K-Fuel segment and corporate cost portion of the operating loss for the nine months ended September 30, 2003 was $6,371,209 compared to $4,605,684 in 2002 with the increase in operating loss resulting mainly from the increase in engineering and design fees related to the K-Fuel plant of approximately $1,091,000, higher marketing, general and administrative expense of approximately $793,000 and lower depreciation and amortization expense of approximately $148,000.

Non-operating items added $1,406,272 of net expense in the nine months ended September 30, 2003, compared to $13,716,741 in the nine months ended September 30, 2002, for a decrease of $12,310,469 (90%), due to a decrease in interest expense of $3,045,439 (66%). The decrease in interest expense is due to the following interest expense recorded in the nine months ended September 30, 2002, (a) approximately $1,024,000 of interest expense related to KFx’s repurchase obligation of Pegasus preferred stock, (b) approximately $1,902,000 of interest expense related to the beneficial conversion charges relating to the reduction of the conversion price of convertible debentures, (c) approximately $173,000 of interest and accretion expense related to convertible debentures, (d) approximately $424,000 of interest expense related to a note payable entered into in the first quarter of 2002 that was paid off on July 1, 2002, (e) approximately $222,000 of interest expense related to notes payables entered into in the first quarter of 2002 that were paid off on July 1, 2002 and (f) approximately $146,000 of interest expense related to the Pavilion purchase obligation. These interest expense items were not recorded in the nine months ended September 30, 2003 because they were no longer obligations of the Company as of December 31, 2002. Offsetting these decreases in interest expense was an increase in interest expense of approximately $864,000 related to the convertible long-term debt from Cinergy. Other income (expense) increased by $9,265,420 because of warrant penalty net expense of approximately $9,141,000 recorded during the nine months ended September 30, 2002 and higher interest income recorded during the nine months ended September 30, 2003.

As a result of the above factors, the consolidated net loss attributable to common stockholders of $8,418,682 ($0.19 per share) for the nine months ended September 30, 2003 was $28,373,074 less than the net loss available to common stockholders for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company recognized $15,803,602 of expense relating to the accretion of redeemable common stock to its redemption value and $399,446 of expense relating to a deemed dividend attributable to a warrant holder as a result of the reduction of the exercise price and an increase in the term of the outstanding warrant. Included in the nine months ended September 30, 2003 and 2002 net losses attributable to common stockholders were non-cash charges approximating $3,859,000 and $32,678,000, respectively. The decrease in net loss per common share during the nine months ended September 30, 2003 was also impacted by the increase in the weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, our working capital was $12,412,211 compared to working capital deficit of $2,554,728 at December 31, 2002. The increase in working capital of $14,966,939 during the nine months ended September 30, 2003 was due to (a) the approximately $14.4 million net increase in cash and cash equivalents primarily from the sale of common stock and warrants, (b) an increase in trade accounts receivable of approximately $53,000, (c) an increase in unbilled revenue of approximately $710,000, offset by (d) an increase in accounts payable of approximately $753,000, (e) an increase in accrued expenses of approximately $110,000 and (f) a decrease in current maturity of convertible debt of approximately $845,000. As of September 30, 2003, we had cash and cash equivalents of $17,719,849 compared to $3,341,909 at December 31, 2002.

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2003 was $4,804,932 compared to $4,170,624 for the nine months ended September 30, 2002. The increase in cash used in operating activities of $634,308 primarily resulted from (a) a lower net loss of $12,170,026 during the nine months ended September 30, 2003 (primarily due to lower non-operating expenses of approximately $12,311,000), (b) a decrease in depreciation and amortization expense of approximately $489,000 during the nine months ended September 30, 2003, (c) $454,034 of accretion of maturity premiums during the nine months ended September 30, 2002, (d) an increase in common stock and warrants issued for services of $602,387 during the nine months ended September 30, 2003, (e) a decrease in stock appreciation rights of $1,164,721 during the nine months ended September 30, 2003, (f) a decrease in warrants issued with redeemable common stock of $9,141,429, (g) a decrease in amortization of debt discount of $2,039,091 and (g) a net decrease in working capital accounts of $172,130 during the nine months ended September 30, 2003.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2003 was $3,136,282 compared to $5,032,835 for the nine months ended September 30, 2002. The decrease in cash used in investing activities of $1,896,553 was primarily due to a decrease in cash paid on the obligation for the acquisition of a business of $4,458,192 offset by an increase in purchases of property and equipment and plant costs of $2,567,492 during the nine months ended September 30, 2003, of which the majority related to the proposed K-Fuel® plant.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2003 was $22,319,154 compared to $11,359,341 for the nine months ended September 30, 2002. The increase in cash provided by financing activities of $10,959,813 is due to an increase of approximately $3,961,000 in common stock sales during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, an increase of $300,000 in short-term borrowings from a related party, a repurchase of Pegasus preferred stock of $3,846,049 during the nine months ended September 30, 2002, a $3,371,200 repayment of convertible debentures during the nine months ended September 30, 2002, offset by $750,000 raised from the issuance of preferred stock in Pegasus during the nine months ended September 30, 2002 and $1,000,000 from proceeds from short-term notes payable during the nine months ended September 30, 2002.

During 2002, we engaged Jefferies & Co., Inc., an investment banking firm, to assist in all aspects of strategic and financial planning. This step was taken as a part of our ongoing efforts to restructure our balance sheet in an optimal manner for the benefit of our shareholders and in view of the rapidly changing energy market opportunities and challenges. Jefferies & Co., is assisting the Company in raising funds to build a K-Fuel® plant. We will require significant funds to finance our proposed K-Fuel® plant. The estimated cost of building a K-Fuel® plant is approximately $20 to $25 million. The K-Fuel® plant will be financed with cash on hand and, if necessary, proceeds from future debt or equity offerings.

We are continuing to work toward our goal of constructing and operating a commercial K-Fuel® plant. Upon completion of construction of a commercial scale K-Fuel® production facility, we expect to generate K-Fuel revenue and net cash flows. It is estimated that construction of a K-Fuel® production facility will take approximately nine to twelve months, thus no revenue would begin until after construction is complete, and the K-Fuel® plant commences operations. We are currently evaluating final locations for the plant site and have ordered equipment to be used in the K-Fuel® plant. Construction of the K-Fuel® plant will commence once location evaluation process is complete. We may require further funds to construct this production facility.

From time to time, our directors have provided us short term unsecured financing and we expect that such financing, on at least a short-term basis, will continue to be available if needed. Such short term financing will not, however, cover the cash needs we require on an ongoing basis.

We will seek to meet our cash requirements over the next fiscal year with respect to day-to-day operations and debt service requirements through (a) cash on hand, which as of September 30, 2003 approximated $17.7 million, (b) potential additional investments in Pegasus and/or KFx from interested participants in the power generation industry, (c) potential debt and/or equity offerings, (d) potential fees from licensing new K-Fuel facilities (e) potential exercise of outstanding stock options and warrants and (f) potential partners in connection with opportunities to expand our product and service offerings to the power industry.

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

Below is the detail of our obligations and the maturity of those obligations as of September 30, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-Term Debt	$1,165,000	$1,165,000
Operating Leases, net of sublease receivable	$900,000	$451,000	$406,000	$43,000
Royalty Payment to Pavilion (1)	$8,214,000

(1)	Amount represents royalties payable to Pavilion as contingent purchase price based on the sales of software licenses by Pegasus. The payments have no term of expiration and no annual minimum payments.

This table does not include any royalty obligation for the potential sale of K-Fuel.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverable contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 applies to all revenue arrangements that the Company enters into after June 30, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 clarifies the accounting for derivatives, amending the previously issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 requires these certain financial instruments to be reported as liabilities by the issuer. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on the Company’s financial position or results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2003, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act:

Purchaser / Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received
ThioSolv	August 13, 2003	N/A	Common Stock	20,300	Engineering Services valued at $50,750

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1*	Written Statement of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Written Statement of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(B)	REPORTS ON FORM 8-K

During the quarter ended September 30, 2003, the Company filed a Current Report on Form 8-K dated August 12, 2003, under Item 7, Financial Statements and Exhibits and Item 9 Regulation FD Disclosure and Current Report on Form 8-K dated September 11, 2003, under Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

/s/  THEODORE VENNERS

THEODORE VENNERS

CHAIRMAN AND CHIEF EXECUTIVE OFFICER

DATE:  NOVEMBER 14, 2003

/s/  JERRY A. MITCHELL

JERRY A. MITCHELL

VICE PRESIDENT OF FINANCE & ACTING CHIEF FINANCIAL OFFICER

(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

DATE:  NOVEMBER 14, 2003