Form 10-K
period 2003-12-31
KFX INC
filed 2004-03-15
CIK 912365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-23634

KFX INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	84-1079971
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Madison Street, Suite 745 Denver, Colorado	80206
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (303) 293-2992

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of KFx Inc. as of June 30, 2003, the last business day of KFx Inc.’s most recently completed second fiscal quarter was $145,962,000 computed by reference to the price at which KFx Inc.’s common stock was last traded on that date, as reported on the American Stock Exchange.

At March 8, 2004, 54,428,153 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K.

Page 1 of 80	Exhibits are indexed on page 31.

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements about events, products or financial performance that may not exist, or may not have occurred. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition issues discussed on page 11; government regulation discussed on pages 11 to 12; intellectual property and proprietary rights discussed on pages 8 to 11; specific risk factors discussed on pages 12 to 16; and commitments and contingent liabilities described in Note 13 to the financial statements included in this Form 10-K.

AVAILABLE INFORMATION

Our common stock is traded on the American Stock Exchange under the symbol “KFX.” Our principal executive office is located at 55 Madison Street, Suite 745, Denver, Colorado 80206 and our telephone number is (303) 293-2992.

Our web site address is www.kfx.com. Through this web site, we make available, free of charge, on the Investor Info section of our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available through our web site other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K.

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “KFx,” “the Company,” “our,” and “us” to refer to KFx and its subsidiaries. All references to K-Fuel, K-Fuel™ and K-Fuel Plus™ refer to our patented process and technology explained in detail throughout this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

ITEM 1.	BUSINESS

OVERVIEW

We are a “clean energy” technology company with a patented process, which we refer to as K-Fuel™ technology, that uses heat and pressure to physically and chemically transform low grade (or low BTU), high moisture content coal into high grade (or high BTU), low moisture content solid clean fuel. Our technology adds value to coal producers and the electric power generation industry by significantly improving the quality of low-grade coal and facilitating the industry’s compliance with air emission standards. We operate a research, development, and demonstration facility near Gillette, Wyoming that includes a Class A laboratory and pilot plants capable of processing all types of source coal into K-Fuel™ using our proprietary technology. We maintain this facility to provide complex technological data and other similar information to our potential customers and governmental agencies in assessing the benefits of the K-Fuel™ process.

In the future, we plan to own and operate K-Fuel™ production facilities both domestically and internationally, as well as to license the K-Fuel™ technology to third parties. In January 2003, we announced a preliminary agreement with Arch Mineral Corporation (“Arch”) to develop a 750,000 ton-per-year K-Fuel™ plant at Arch’s Black Thunder mine. In about June 2003, Arch and KFx began evaluating alternative sites because of the difficulty of integrating our initial smaller sized plant into Black Thunder’s 70 million ton per year mining operations and the likelihood of more favorable locations available to Arch and/or KFx. In July 2003 we began the design, engineering, and equipment fabrication for a 750,000 ton-per-year K-Fuel™ plant to be constructed in the Powder River Basin of Wyoming. Since then we have filed and continue to file for the long lead-time permits for the most likely sites under consideration for the first plant. We expect to complete our evaluation of the alternative sites and to announce our selection for the initial K-Fuel™ plant after the end of the first quarter of 2004.

Recent Developments

Equity Exchange of Pegasus Technologies and K-Fuel LLC

On November 26, 2003 we completed an equity exchange transaction with Kennecott Energy Company (“Kennecott”). In accordance with terms contained in the Equity Exchange Agreement, Kennecott transferred to KFx its 49% membership interest in K-Fuel LLC and the full ownership of all related technology developed by Kennecott. Prior to the consummation of this transaction, KFx owned a 51% membership interest in K-Fuel LLC. K-Fuel LLC was a joint venture between KFx and Kennecott which was intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel™ technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel™ products on a commercial basis. In exchange, KFx transferred its ownership interests in Pegasus Technologies, Inc. (“Pegasus”) to Kennecott. KFx had previously held approximately 65% ownership in Pegasus. Pegasus’ primary business is to provide software solutions for electric utilities, which improved coal-fired boiler efficiency and air emissions. KFx retained no ownership interest in Pegasus.

Under the terms of this transaction, an intercompany working capital loan from KFx to Pegasus with an outstanding balance of approximately $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows the Company has not recognized an asset or any associated income. Pursuant to the terms of the Agreement, Kennecott repaid KFx approximately $1 million, plus accrued interest, that KFx had loaned to Pegasus during the first nine months of 2003, under a working capital line of credit. Kennecott also paid to the Chairman and CEO of KFx $184,595 to retire indebtedness owed by Pegasus and $301,138 to a director of KFx and his company to retire indebtedness owed by Pegasus.

In connection with the Equity Exchange Agreement, KFx paid $500,000 to Pavilion Technologies, Inc. (“Pavilion”) to obtain agreement from Pavilion to waive their right to demand acceleration of royalty obligations due to Pavilion from Pegasus upon the change in control of Pegasus. KFx is to be repaid 50% of this amount as part of a note receivable from Pegasus and the remaining 50% was added to the contingent obligations due from Pegasus. The Company recognized an additional $250,000 in the note receivable from Pegasus as a result (See Note 3 to the consolidated financial statements). Kennecott also received a license and all necessary rights to build and operate up to three commercial K-Fuel™ plants (1 domestic and 2 outside the Western Hemisphere except in India) and to market K-Fuel™ or other production from those plants. Each plant can have annual capacity of up to three million tons and Kennecott will pay applicable royalty and license fees.

Summary Financial Information

In previous periods we reported financial information about our Pegasus and K-Fuel™ as segments. We are now reporting the discontinued operations of Pegasus separately in the financial statements in Note 2. Summary information for our consolidated operations for 2003, 2002 and 2001 follow:

2003
Operating revenues	$72,000
Loss from continuing operations	$(10,245,000)
Net gain on disposal of discontinued operations	$1,962,000
Net loss available to common stockholders	$(8,283,000)
Total assets	$35,005,000

2002
Operating revenues	$6,000
Loss from continuing operations	$(18,385,000)
Loss from discontinued operations	$(5,066,000)
Net loss available to common stockholders	$(39,987,000)
Assets held for sale	$10,215,000
Total assets	$15,782,000

2001
Operating revenues	$—
Loss from continuing operations	$(11,056,000)
Loss from discontinued operations	$(4,121,000)
Net loss available to common stockholders	$(15,177,000)
Assets held for sale	$10,662,000
Total assets	$14,317,000

During each of the three years ending December 31, substantially all of our operating activities were conducted domestically.

Industry Overview

Domestic Market

As reported by the U.S. Department of Energy (“DOE”), the total domestic market for coal fuel is approximately 1.1 billion tons per year, of which electric utility companies use the majority of the tonnage (approximately 91%). Coal-fired electricity generation currently accounts for approximately 51% of the nation’s total electricity supply. At the 1.1 billion tons per year consumption rate, DOE estimates that there are over 250 years of proven recoverable coal reserves in the US. Our K-Fuel™ technology is marketed to coal producers and the electric power generation industry to beneficiate lower grade coal production and facilitate compliance with air emission standards. For a number of years various regulations and other requirements have placed increasingly stringent standards on the air emissions generated by the electric power generation industry and others. In addition, there will be increasing pressure from regulatory agencies and competitive market forces to meet such air emission standards in more cost effective ways and to improve the overall efficiency of electric power generation. A discussion of the regulations and standards affecting air emissions which could create potential market opportunities for KFx is provided below:

Air Emission Standards. The Clean Air Act of 1970, as amended in 1990 (the “Clean Air Act”), has been the primary historical stimulus for the developing United States market for beneficiated clean coal fuel products, such as K-Fuel™. A number of regulations issued under the Clean Air Act have the potential for driving the demand for our products. Among other things, the Clean Air Act requires reductions in acid rain precursor emissions (sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”)) from existing sources, particularly large, older power plants that were exempted from certain requirements of the Clean Air Act. Specifically, beginning January 1, 2000, NOx emissions from utilities are to be reduced by an additional 15% or 900,000 tons per year beyond the 1.2 million tons per year required by EPA in its 1995 rule. According to EPA, electric utilities are a major contributor to NOx emissions nationwide and approximately 90% of electric utility NOx is from coal-fired plants. EPA’s 2000 rule targets dry bottom wall-fired burners, wet bottom boilers, cyclones, cell burner boilers, and vertically fired boilers. The SO2 requirements were structured in two phases, with Phase I beginning in 1995 and Phase II, which began in 2000. As in the case of NOx emissions, the SO2 rules have tightened the annual limits on the large plants, and set restrictions on smaller, cleaner plants and all new plants. In addition, the SO2 rules provide for stringent caps on emissions, but permit trading SO2 emissions.

Acid Rain Program. Title IV of the Clean Air Act established an innovative emissions trading program (the “Acid Rain Program”) to achieve reductions of SO2 from fossil-fuel fired electric utility boilers. Under this program, existing electric generating units subject to the program are allocated “allowances”; each allowance equals a right to emit one ton of SO2. New units generally must acquire allowances from the market. Each year, facilities are required to hold allowances equal to their SO2 emissions. The program now encompasses over 2,500 fossil-fuel fired electric generating units at 1,000 plants. Although the ultimate impact of the implementation of the Acid Rain Program on the demand for K-Fuel™ technology is not clearly determinable, management believes the program will create demand for KFx’s technology.

Our United States marketing emphasis is directed primarily at electric utilities under EPA scrutiny located in the industrial Midwest and Eastern states. In these states there are approximately 300 utility-operated coal-fired boiler units with each having a power generation capacity of 200 MW or greater. The combustion characteristics of cyclone furnace boilers, a common boiler type used by Midwestern utilities, are particularly well suited to the K-Fuel™ product manufactured from Powder River Basin (“PRB”) coal.

In addition to marketing our product to the electric utility industry, we believe K-Fuel™ could be marketed to manufacturers and other large-scale industrial coal users that are either subject to the NOx and SO2 provisions of the Clean Air Act or that desire to improve their fuel combustion performance. Fuel combustion performance is becoming more important because of the need to cut costs and become more efficient in an increasingly competitive market environment.

NOx SIP Call. In 1998, the United States Environmental Protection Agency (“EPA”) issued a final rule, as amended in 2000, requiring certain states and the District of Columbia to revise their state implementation plans in order to achieve a significant reduction in emissions of “NOx” (the “SIP Call”). NOx is a primary component in ground-level smog and is also a contributor to acid rain. State plans developed to date have relied on achieving significant reductions from coal-fired electric utility power plants and the use of emissions trading. Although the SIP Call has survived a number of legal challenges, its complete implementation remains uncertain. Regardless, because full implementation is highly likely, compliance with the SIP Call requirements is expected to require a significant investment in emission control technologies.

Based on the results of a February 1999 commercial burn, fuel made using K-Fuel™ technology can reduce NOx emissions (when using PRB coal as the feedstock) as compared to typical eastern coals by levels approximating 25%. We believe we are in a unique position to assist the electric power generation industry in achieving required reductions in NOx more cost effectively than various other solutions, some of which are highly capital intensive and also can add significant operating costs.

Revised National Ambient Air Quality Standards. In 1997, the EPA adopted a new national ambient air quality standard (“NAAQS”) to address emissions of fine particulate matter and also tightened the NAAQS for ozone. Although the revised fine particulate matter and ozone NAAQS were ultimately upheld, legal challenges to the standards have delayed their implementation. Once these regulations are effective, states will be required to revise their implementation plans to achieve attainment with the revised standards, which plans are likely to require additional emission reductions from facilities that are significant emitters of ozone precursors (such as NOx) and fine particulates (including NOx and SO2).

Greenhouse Gases. Carbon dioxide (“CO2”) is widely considered to be a primary component of greenhouse gases that have given rise to worldwide concerns of global warming. Global warming continues to be a concern and remains a policy issue that is regularly considered for possible government regulation. A very important by-product of the efficiency gains at electric power generation boiler units achievable through the use of K-Fuel™ is a corresponding reduction in the level of CO2. While we are not able to predict the likelihood of potential regulation of greenhouse gases, the impact of continued initiatives in this area should be positive on the demand for K-Fuel™.

Hazardous Air Pollutants. On December 20, 2000, the EPA determined that it would regulate emissions of hazardous air pollutant emissions from coal and oil-fired electric utility steam generating units by designating these units as a source category under Section 112 of the Clean Air Act. The EPA has proposed regulations regarding mercury and to the extent necessary, other hazardous air pollutant emissions from electric utility steam generating units. Final regulations are proposed to be effective by December 15, 2004. According to a March 2003 report by Black & Veatch, an engineering and consulting firm, K-Fuel™ provides an effective pre-combustion mercury reduction technology. According to this independent research, a significant level of mercury is removed from run-of-mine coal during the K-Fuel™ production process. Based on these test results, if the EPA adopts regulations to restrict the level of mercury emissions, K-Fuel™ may offer significant competitive advantages over other high-energy value coals.

Clear Skies Act. The Clear Skies Act was introduced in both Houses of Congress in February 2003. In the United States, power generation is responsible for 63% of SO2, 22% of NOx and 37% of mercury released to the environment by human activity. To more effectively address the problems caused by power generation, EPA asserts a need for a national program and Clear Skies is such a national program. If approved, the Clear Skies Act would impose new strict mandatory emissions caps on SO2 , NOx and mercury. Significant provisions of the proposed Clear Skies Act include:

•	Reducing SO2 emissions from electric utility steam generating units by 73% from an actual 11.2 million tons in 2000 to 4.5 million tons in 2010 and 3.0 million tons in 2018;

•	Reducing NOx emissions by 67% from an actual 5.1 million tons in 2000 to 2.1 million tons in 2008 and 1.7 million tons in 2018; and

•	Reducing mercury emission by 69% from an actual 48 tons in 1999 to a cap of 26 tons in 2010 and 15 tons in 2018. This would be the first ever cap on mercury emissions.

The impact that current and more stringent laws and regulations, such as the NOx SIP Call, more stringent particulate matter and ozone national ambient air quality standards, regulation of mercury emissions and further limitations on NOx and SO2 emissions that are contemplated in potential amendments to the Clean Air Act may have on the demand for K-Fuel™ is not clearly determinable. Although we believe that such regulations will create demand for this technology, it is also possible that such regulations may cause power generators or other industrial users of coal to switch to other fuels, thus reducing the potential size of our market and our domestic growth opportunities.

International Market

The international coal-fired power generation industry is approximately four times the size of the United States coal-fired power generation industry. Our objective, with respect to international opportunities for K-Fuel™, is to concentrate on markets where there is either a significant need for more energy efficient and environmentally responsible fuel products, or where abundant lower grade coal reserves can be utilized in conjunction with the K-Fuel™ technology to develop a value-added export product. The principal benefit of the K-Fuel™ technology in foreign markets is that low-rank indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either for internal markets or for export.

The KFP Facility

In August 1995, we and Thermo Ecotek Corporation, acting through respective wholly-owned subsidiaries, formed KFx Fuel Partners, L.P., a Delaware limited partnership and began the construction of a 500,000 ton per year K-Fuel™ production facility (the “KFP Facility”) near Gillette, Wyoming, using our Series “C” Technology. We owned a 5% interest in KFx Fuel Partners, with the remaining 95% owned by Thermo Ecotek. The KFP Facility operated and produced commercially salable K-Fuel™ in 1998 and 1999. The KFP Facility experienced certain problems relating to tar and fines residue build-up within the system during production and product quality issues related to product dusting. On May 24, 1999, Thermo Ecotek announced that in connection with certain strategic restructuring decisions it had decided to sell its interest in the KFP Facility. In June 1999, Thermo Ecotek suspended all K-Fuel™ production at the KFP Facility. We have sold our interest in the KFP facility to Thermo Ecotek Corporation and accordingly, we have no ownership interest in the KFP Facility and have no further obligation to fund any capital or other costs. In September 2002 the major equipment at the KFP Facility was purchased by a third party and removed from the site.

K-Fuel LLC

In April 1996, we entered into a joint venture agreement (the “K-Fuel LLC Agreement”) with a wholly-owned subsidiary of Kennecott. The joint venture, a Delaware limited liability company named K-Fuel LLC, was intended to be the vehicle for further technical advancement and the commercialization of business opportunities arising out of the K-Fuel technology, including research and development, sublicensing, marketing and consulting, but not including the construction of facilities to produce K-Fuel™ products on a commercial basis (“Commercial Projects”). Worldwide exclusive licenses for all of the K-Fuel™ technology were granted to K-Fuel LLC. Commercial Projects will be constructed by KFx or separate entities, which will be granted a sublicense from K-Fuel LLC for the K-Fuel™ technology. Under the Equity Exchange of Pegasus and K-Fuel LLC, KFx now owns 100 percent of K-Fuel LLC and the related technologies.

Research and Development

Over the years KFx has obtained patents for several versions of the K-Fuel™ technology using a variety of methods to apply heat and pressure to beneficiate high moisture coal feedstocks. We have three series of primary patents related to the K-Fuel™ technology. The initial series, Series “A” and Series “B” Technology patents, were based on hot gas and steam heat-transfer media, respectively, in direct contact with the feedstock for heat transfer and beneficiation. The second series, the Series “C” Technology patents are based on a nitrogen gas atmosphere combined with an indirect hot-oil heat transfer system medium and use a simplified design with respect to the manufacturing equipment and facilities, resulting in lower capital costs. Our joint venture with Kennecott and K-Fuel LLC developed further improvements to coal beneficiation technology, including continuous operations and lower processing temperature and pressure during the process. We refer to the improvements made in the Series “C” Technology as K-Fuel Plus™, our third series of primary patents, which is expected to be used in future K-Fuel™ manufacturing facilities. Further research may result in viable improvements to one or more of the three patent series. We are currently focusing our commercialization efforts on the development of projects for the manufacture of coal fuel product using the Series “C” and K-Fuel™ Plus technology. Although the Series “A” and “B” Technology patents are approaching expiration, because these patents covered earlier versions of the technology, we do not believe that expiration of the patents will have a material adverse effect on us or the value of the Series “C” Technology due to the superior performance observed by employing the Series “C” Technology and the K-Fuel LLC improvements.

We have patents or patent applications for the K-Fuel™ technology registered in the United States and in over 40 foreign countries. These include applications for patents developed by us and seven patents and patent applications developed by K-Fuel LLC. We have assigned the seven United States counterparts to K-Fuel LLC. All licensing rights to the K-Fuel™ technology are property of K-Fuel LLC.

In late 2000, we demonstrated the K-Fuel™ process and K-Fuel Plus™ technology using PRB coal, which typically has the lowest mercury content of any naturally available coal. Analysis of the K-Fuel Plus™ product produced during the demonstration indicated that the K-Fuel Plus™ process produced lower amounts of SO2, NOX, mercury and chlorine than was produced by untreated PRB coal. Analysis of this demonstration also indicates that an improved process could be designed to produce improved K-Fuel™ within potentially attractive economic constraints, with improved reliability and have lower capital and operating costs than any previous K-Fuel™ plant design. The BTU value of the K-Fuel Plus™ product tested was approximately 11,200 to 11,600 BTU’s per pound. Upon combustion, the K-Fuel Plus™ product produced approximately 20% lower NOX emissions and lower mercury emissions, as compared to untreated PRB coal and SO2 emissions, well below the 1.0 lb per million BTU limit contained in Phase II of the Clean Air Act.

We are pursuing the possible advantages of blending the K-Fuel Plus™ product and untreated PRB coal. The dust and self-heating behaviors of this blend of K-Fuel Plus™ and untreated PRB coal appear to be similar to untreated PRB coal, without the need for oil or other treatment, as was the case in the Series C product. The NOX, SO2 and mercury reduction benefits of this blend can be adjusted by moderating the amount of K-Fuel Plus™ product added to the blend. Therefore, a commercial plant for the new product may be leveraged to provide considerably higher volumes of blended product for the market place.

During the years ended December 31, 2003, 2001 and 2000, our K-Fuel™ Demonstration Plant research and development costs were approximately $321,000, $230,000 and $221,000, respectively. In addition, relating to the initial development of our K-Fuel™ Production Plant and related processes, we incurred approximately $1,295,000 of general engineering and design costs during 2003.

Licenses and Royalty Agreements

We have granted certain rights and limited licenses for the use of different versions of the K-Fuel™ technology to the following parties: (i) the party that purchased the KFP Facility (Series “C” Technology), (ii) K-Fuel LLC (Series “C” Technology and subsequent improvements), (iii) Kennecott (Series “C” Technology and subsequent improvements), (iv) Heartland Fuels Corporation (Series “A” and “B” Technologies), and (v) certain investors (the “Investors”) who entered into five separate transactions for common stock and warrants during the period March 28, 2002 through August 21, 2002 (Series “C” Technology and subsequent improvements).

•	In September 2002, the KFP Facility license was transferred to a third party and we received a fee of $100,000. This license is restricted to K-Fuel™ production from the equipment previously located at the KFP Facility using the older Series “C” technology.

•	K-Fuel LLC is now a wholly owned subsidiary of KFx.

•	The Kennecott license is limited to three commercial K-Fuel™ plants (one domestic and two outside the western hemisphere except for India). Each plant can have annual capacity of up to three million tons and Kennecott will pay applicable royalty and license fees for these three plants.

•	We own 85% of the common stock of Heartland Fuels, and as a condition of the K-Fuel LLC Agreement, we caused Heartland Fuels to grant K-Fuel LLC an exclusive sublicense to the Series “A” and “B” Technologies.

•	Subject to the Limited Liability Agreement of K-Fuel LLC dated January 29, 1999, the Investors may have the right under certain conditions to develop or participate in the greater of K-Fuel™ commercial projects with an annual output capacity of 50 million tons per year or six commercial projects. The license fees charged to the Investors shall not exceed those rates charged to non-Kennecott projects. The rights granted to the Investors also gave them the exclusive right to develop commercial projects in India until August 21, 2009, with additional seven-year terms dependent on achievement of milestones to be determined in good faith by the Company and the investors.

A predecessor entity of KFx acquired the Series “A” and “B” Technologies from Mr. Koppelman, the inventor of the K-Fuel™ technology, and other investors (the “Koppelman Group”) in 1984 for $10 million in cash and a royalty agreement. In June 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman. As a result of the amended agreement, Mr. Koppelman’s estate is now entitled to a royalty of 25% of our worldwide royalty and license fee revenue. The royalty to Mr. Koppelman’s estate will cease when the cumulative payments to him reach the sum of approximately $75,222,000. As consideration for the royalty amendment agreement, in June 1996, we paid Mr. Koppelman $300,000 cash and issued a promissory note for $200,000; see Note 7 to the consolidated financial statements. The resulting $500,000 prepaid royalty is amortized as licenses to K-Fuel™ technology are sold. Also as part of the royalty agreement, Mr. Koppelman indemnified us for any claims made by the Koppelman Group. During 2001, we reacquired the 12% patent interest held by the State of Wyoming for a cash payment approximating $1,162,000.

The third parties set forth in the table below are entitled to share in the royalty and licensing revenues received by KFX. These licensing and royalty revenues are a small percentage of the gross revenues received from the sale of K-Fuel production. The following table illustrates our royalty obligations with respect to these parties expressed as a percentage of the gross revenues from the sale of K-Fuel production (the percentages shown below assume a 3 percent royalty payment to KFx for K-Fuel production sales which is the typical percentage used in recent negotiations and agreements):

BASED ON K-FUEL SALES REVENUE GENERATED IN:
Royalty Obligation	United States	International	Expiration Date or Maximum Amount
Estate of Edward Koppelman	0.75%(1)(4)	0.75%, Worldwide	$75,222,000

Fort Union Ltd.	0.60%(2)	0.60%, Canada, Mexico	Earlier of cumulative royalties paid of $1,500,000 or September 15, 2015

Ohio Valley Electric	0.5%(3)	None	None

(1)	Entitled to 25% of worldwide licensing and royalties revenues.

(2)	Entitled to 20% of royalty revenue only.

(3)	Entitled to 0.5% of revenues derived from the sale of K-Fuel™ using an earlier version of the technology only, excluding the KFP Facility.

(4)	Mr. Koppelman bequeathed 50% of his total royalties to Ted Venners, Chairman and CEO of the Company. Subject to the Limited Liability Agreement of K-Fuel LLC dated January 29, 1999, the royalties due the Estate of Edward Koppelman may be subordinated until a 15 percent rate of return is achieved on the initial plant constructed under that agreement.

Material Relationships

Effective January 2, 2003, we signed an exclusive business development and intellectual property rights agreement with Lurgi South Africa (Pty) Limited (“Lurgi”) to combine the K-Fuel™ technology with Lurgi’s technical services and equipment to beneficiate low-grade coal into clean, high-BTU K-Fuel Plus™. We expect this relationship to accelerate the commercialization of K-Fuel™ and significantly improve the economics of future plants. Existing Lurgi gasification equipment will be modified using our proprietary technology to produce K-Fuel™. We believe that Lurgi’s 50 plus years of experience in designing and building coal processing plants, including more than 450 process plants and equipment installations since the first unit was constructed in 1927, add significant expertise to the commercial implementation of the K-Fuel™ process. Lurgi is providing, under a related professional services agreement, the engineering, design, and project management services for the process portion of the K-Fuel™ plant currently being fabricated.

Competition

We believe that there are no competitors producing significant commercial quantities of beneficiated clean coal fuel products either in the United States or international markets. However, there are other clean coal technology (“CCT”) companies, primarily in the United States, that are developing fuel combustion and product technologies that would reduce emission pollutants and/or increase the heat value of coal feedstock fuel sources. Many of these CCT competitors have greater financial, technical and operational resources than us. We believe none of these other efforts have yet resulted in an economically viable and commercially acceptable beneficiated coal product with the economic and commercial potential of K-Fuel™. Potential customers may choose to install pollution control equipment to reduce or remove the emissions from the coal supplies they are currently burning. This could include flue gas desulfurization and cleanup equipment (scrubbers), selective catalytic reduction, fabric filters and/or baghouses, electrostatic precipitators, and electro catalytic oxidation. K-Fuel™ also competes with naturally occurring high-Btu coal and with other fuels for electrical generation, including oil, natural gas, nuclear power and wind. Most of the producers of these fuels are much larger than we are in terms of capital, revenue and access to financial markets. While current trends in prices for these competing energy sources improve the viability of our K-Fuel™ product, there can be no assurance these trends will continue.

Government And Environmental Regulation

The activities involved in generating electricity from coal include mining, transport to power plants and burning of the coal in power plants. Initially, coal is extracted from surface or underground mines and, then is often cleaned or washed at the coal mine to remove impurities before it is transported to the power plant. Finally, at the power plant, coal is burned in boilers to produce steam and the steam is funneled through a turbine to generate electricity. The K-Fuel™ technology may not be involved in all aspects of generating electricity from coal since the “beneficiating process” transforms already mined coal to low moisture content coal, thereby, reducing certain harmful emissions.

In the United States, the K-Fuel™ product is not expected to be subject to unusual levels of local, state or federal regulation with respect to its transportation and distribution. However, any future United States production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin, and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits) once facilities begin production. The types of permits that are typically required for commercial production facilities include an operating and construction permit under the Clean Air Act, a wastewater discharge permit under the Clean Water Act, and a treatment, storage and disposal permit under the Resource Conservation Act. Some of the federal programs have been delegated to the states and, as a result, facilities may be required to secure state permits. Finally, the construction of new facilities will likely trigger federal or state action and; therefore, will require review under the National Environmental Policy Act (NEPA) or a state equivalent.

Future international K-Fuel™ production plants will also be subject to various permitting and operational regulations specific to each country. Generally, environmental permitting and operating regulations in countries outside the United States that we are currently pursuing for international development are not as stringent as those that are within the United States. Nevertheless, international initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for its products and services.

Employees

At March 8, 2004, we had approximately 12 full-time employees. We consider our relations with all employees to be good.

Risk Factors

We have a history of losses, deficits, working capital deficits and negative operating cash flows.

At December 31, 2003, we had working capital of approximately $21.2 million and an accumulated deficit of approximately $118 million. At December 31, 2003 we had a stockholders’ equity of approximately $31.1 million. In prior years, the Company had significant accumulated deficits and working capital deficits. We incurred net losses from continuing operations of approximately $10.2 million, $18.4 million, and $11.1 million in 2003, 2002, and 2001, respectively. We have experienced negative operating cash flow of approximately $6.9 million, $4 million, and $6.7 million in 2003, 2002 and 2001, respectively. Further, the report from our former independent accountants for the year ended December 31, 2001 contained an explanatory paragraph regarding our ability to continue as a going concern. We have not yet achieved significant K-Fuel™ licensing, royalty or product sale revenue.

We expect to incur significant additional operating losses and continued negative cash flows from operations at least through 2004. We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs. We are not able to estimate when, if ever, our revenue will increase sufficiently to cover these costs. Further, we may not achieve or maintain profitability or generate cash from operations in future periods.

As a result, we have been and continue to be very dependent on strategic relationships and sales of our debt and equity securities to fund the operating costs associated with our business. Our continuation is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof. A lack of adequate financing may adversely affect our ability to respond to changing business and economic conditions and competitive pressures, absorb negative operating results, and fund capital expenditures or increased working capital requirements.

We have contractual limitations on our ability to secure additional funding.

Our ability to secure additional financing is limited by the terms of a common stock and warrant purchase agreement for the sale of 6.76 million shares of common stock in 2002. Under the terms of this agreement and a related investors rights agreement we are prohibited from selling and issuing any of our preferred stock until the investors no longer hold any shares of common stock or warrants, or obtain a waiver to sell and issue preferred stock from at least two-thirds of these investors. The terms of this agreement have subsequent dilutive offering protections that are triggered if we sell common stock at a price below $2.50 per share. The investors under this common stock and warrant purchase agreement also have the first right of purchase related to potential sales of our common stock until August 21, 2004.

Technical and operational problems may adversely impact our ability to develop K-Fuel™ projects or facilities.

There have been past significant technical and operational problems with the construction of a K-Fuel™ facility. The construction of the first commercial-scale K-Fuel™ production facility (the “ KFP” Facility”) began in 1995, which was completed and began operations in April 1998. The facility experienced a series of construction problems during and after it began operations, including a 1996 fire at the facility and issues relating to the flow of materials within the facility and the design and operation of pressure release equipment. Following the commencement of operations, the KFP Facility experienced problems relating to tar and residue build-up within the system during production and product quality issues related to product dusting. As a result of these problems, operations at the KFP Facility were suspended. In 2000, we tested an improved K-Fuel™ production process using Powder River Basin (“PRB”) coals, which resulted in an improved K-Fuel™ product which is low in SO2, NOx, mercury and chlorine. Analysis of this improved K-Fuel™ product indicated that this improved K-Fuel™ production process can be more reliable than the process used by the KFP Facility. Additionally, the improved K-Fuel™ production facilities would require less capital and have lower operating costs than previous K-Fuel™ plant designs. However, there can be no assurance that any future K-Fuel™ production facilities will not experience technical or operational problems similar to or in addition to those experienced at the KFP Facility. To the extent that other technical or operational problems materialize, our ability to develop other K-Fuel™ projects or facilities would be jeopardized.

The K-Fuel™ technology has not yet shown economic viability.

We have only recently finished the development of the current K-Fuel™ technology. Our future success depends upon our ability to successfully construct and operate commercial K-Fuel™ production facilities.

The process of developing, financing and constructing K-Fuel™ production facilities, including obtaining necessary regulatory permits and approvals, is complex, lengthy and costly and subject to numerous risks, uncertainties and factors beyond our control, including cost overruns, delays, damage and technical delays. In addition, local opposition to a particular project can substantially increase the cost and time associated with developing the project, and can, potentially, render a project unfeasible or uneconomical. Future projects for the development of K-Fuel™ production facilities may incur substantial costs or delays or may be unsuccessful as a result of such opposition.

Only a small percentage of the potential projects that are considered and pursued may ultimately result in operating plants that are sufficiently successful to provide us with project revenues and equity participation income, license fee income, and royalty fee income. As a result, we may not be able to recover any expenses that we incur in the evaluation and development of certain projects.

The market for the K-Fuel™ technology and products is unclear.

Although we believe that a substantial market will develop both domestically and internationally for clean coal fuel products, no established market for beneficiated fuel products exists. As a result, the availability of accurate and reliable pricing information and transportation alternatives is not fully known. The future success of our K-Fuel™ technology will depend on our ability to establish a market for clean coal fuel products among potential customers such as electrical utility companies and industrial coal users. The value of our products in the marketplace, while presently very attractive, may be reduced if the large differential between the price of higher grade eastern coals and lower grade western coals narrows significantly. Further, potential users of our fuel products may be able to choose among alternative fuel supplies. The market viability for the K-Fuel™ technology will not be known until we complete construction of one or more commercial-scale production facilities, either in the United States or internationally, that produce, on a consistent basis, commercial quantities of fuel that meet certain minimum performance specifications. There is a risk that commercial-scale production facilities when completed will be unable to generate sufficient market interest to continue in business. Further, there can be no assurance that a commercial-scale K-Fuel™ facility will be economically successful. If we are unable to complete construction and successfully operate a commercial K-Fuel™ production facility, we will not be able to sustain our operations or achieve future growth.

Deregulation in the United States power industry may result in increased competition for our products.

We expect that deregulation in the United States power industry will result in utilities and other power generators placing a high emphasis on reducing costs in their operations. This situation may, in turn, result in increased competition from other producers of beneficiated coal products, other clean fuel sources, and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel™ technology.

Our markets are competitive.

We face competition from other companies in the clean coal and alternative fuel technology industries as well as the emission control equipment industry. Many of these companies have financial and managerial resources much greater than ours and, therefore, may be able to offer products more competitively priced and more widely available than ours. Also, competitors’ products may make our technology and products obsolete or non-competitive. We may also face competition for new K-Fuel plants from third parties with licenses for the K-Fuel™ technology, although we would receive licensing and royalty revenues. Our future success may depend on our ability to adapt to such changing technologies and competition.

We are subject to risks of changing laws.

A significant factor driving the creation of the United States market for K-Fuel™, and other beneficiated coal products, is the Clean Air Act, as amended, which specifies various air emission requirements for electrical utility companies and industrial coal users. Significantly, EPA along with the United States Department of Justice announced enforcement actions against various utility companies operating coal-fired power plants in the Midwest and Southeast sections of the United States, charging that the plants were illegally releasing high amounts of certain air pollutants. Although this enforcement initiative was announced in 1999, similar initiatives may be forthcoming. We believe that compliance with the air emission regulations and limitations can be fully or partially met through the use of clean-burning fuel technologies, like K-Fuel™. We are unable to predict future regulatory changes and their impact on the demand for our products. While more stringent laws and regulations, including, without limitation, new mercury emission limitation standards, the capping of SO2 emissions and new limits on NOx emissions may increase demand for our products, such regulations may result in reduced coal use and reliance on alternative fuel sources. Similarly, amendments to the Clean Air Act that would have the effect of relaxing emission limitations, or a repeal of the Clean Air Act (which is unlikely) would have a material adverse effect on our prospects.

Our inability to adequately protect and defend our proprietary technology could harm our business.

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents on our K-Fuel™ technology, however, competitors may successfully challenge the validity or scope of one or more of our patents or any future allowed patents. These patents alone may not provide us with any significant competitive advantage.

Third parties could copy or otherwise obtain and use our technology without authorization or develop similar technology independently. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our solutions or design around any patents or other intellectual property rights we hold.

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

We believe that our performance is substantially dependent on the performance of a very small group of senior managers and key technical personnel. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

Local opposition to K-Fuel™ projects could substantially delay or prevent development of new K-Fuel™ facilities.

Development, construction and operation of K-Fuel™ production facilities require numerous environmental and other permits. The process of obtaining these permits can be lengthy and expensive. In addition, local opposition to a particular project can substantially increase the cost and time associated with developing a project, and can, potentially, render a project unfeasible or uneconomical. We may incur substantial costs or delays or may be unsuccessful in developing K-Fuel™ production facilities as a result of such opposition.

Any overseas development of the K-Fuel™ businesses is subject to international risks.

Although our current operations are primarily in the United States, we believe a portion of the growth opportunity for the K-Fuel™ business lies outside the United States. Doing business in foreign countries exposes us to many risks that are not present in the United States and with which we lack significant experience, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers. In addition, it may be more difficult for us to enforce legal obligations in foreign countries and we may be at a disadvantage in any legal proceeding within the local jurisdiction. Local laws may also limit our ability to hold a majority interest in the projects that we develop.

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

We are required to pay third parties a portion of licensing and royalty revenues with respect to K-Fuel™ technology.

We anticipate that a portion of our future revenues with respect to the K-Fuel™ technology will be in the form of licensing and royalty payments from third party licensees operating commercial-scale production facilities of K-Fuel™. Pursuant to various agreements we have executed, we are required to pay third parties a substantial portion of these licensing and royalty revenues that we receive. The Estate of Edward Koppelman is entitled to 25% of all license fees and royalty revenues, with a maximum of approximately $75.2 million; Fort Union Ltd. is entitled to 20% of royalty revenues in the United States, Canada and Mexico, not to exceed $1.5 million; and Ohio Valley Electric is entitled to 0.5% of royalty revenues using an earlier version of the technology only. As of December 31, 2003, the Estate of Edward Koppelman has received a cumulative total of approximately $280,000 in licensing fees and royalties. Amounts due under these agreements will decrease our revenues from the commercialization of the K-Fuel™ technology.

We do not pay cash dividends.

We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 2.	PROPERTIES

Our principal executive offices consist of approximately 5,715 square feet of office space leased through December 31, 2006, located at 55 Madison Street, Suite 745, Denver, Colorado 80206. The current base rent under the lease is $7,858.13 per month, increasing to $8,334.38 per month by the final year of the lease. We are also obligated to pay, as additional rent, allocable operating costs.

We are party to two leases relating to our former principal executive offices. Through June 30, 2003, our principal executive offices consisted of approximately 2,600 square feet of office space leased under a sublease, located at 3300 East First Avenue, Suite 290, Denver, Colorado 80206. The base rent under the lease through its expiration on August 31, 2004 is $3,540 per month. We are also obligated to pay, as additional rent, allocable operating costs.

Additionally, we are party to a lease relating to executive offices, which consisted of approximately 5,900 square feet of office space located at 1999 Broadway, Suite 3200, Denver, Colorado 80202. The lease for this office space expires in September 2004. The base rent under the lease through the expiration date is $11,593 per month. Effective October 1, 2000 to September 30, 2004, we subleased this office space to a third party for an average of $11,100 per month. We are also obligated to pay, as additional rent, allocable operating costs, most of which will also trigger additional rental income from the sublessee.

We have leased approximately 2,300 square feet of office space through June 30, 2005, located at 2300 Clarendon Boulevard, Suite 401, Arlington, Virginia 22201. The current base rent under the lease is approximately $5,600 per month. We are also obligated to pay, as additional rent, an allocable share of increases in certain operating costs. We have the option to renew the lease for one additional five-year term. A majority of this office space is sublet under short-term leases to third parties.

We, through our KFx Technology, Inc. (“KFxT”) subsidiary, own a demonstration plant and through leases from Landrica Development Corp., a subsidiary of Black Hills Corporation (for nominal rental payments), a research and development laboratory. This facility is located on approximately 80 acres of land, inside the rail loop of Fort Union Mine, in Campbell County, Wyoming, approximately 5 miles northeast of Gillette, Wyoming. The facility is comprised of three buildings totaling approximately 7,100 square feet.

ITEM 3.	LEGAL PROCEEDINGS

Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx, Inc. and others, United States District Court Southern District of New York, filed March 7, 2003. A stockholder suing derivatively on our behalf filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, KFx and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and certain investors completed in 2002. The action seeks disgorgement of profits, interest, attorneys’ fees and costs. Based on settlements negotiated between KFx and the other defendents, the court granted the defendants’ motion for summary judgment on January 20, 2004 and dismissed all claims with prejudice. The plaintiff, Leon S. Segen, derivately on behalf of KFx, filed a notice of appeal on January 29, 2004. No material adverse affect on KFx is expected from this litigation.

In addition, as with most business, there could be potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Principal Market and Price Range of Common Stock

Our common stock trades on the American Stock Exchange under the trading symbol “KFX.” The following table presents the reported sales prices on the American Stock Exchange for periods ended:

Year	Period	High	Low
2003	First Quarter	$2.75	$2.35
	Second Quarter	$4.40	$2.41
	Third Quarter	$5.25	$3.40
	Fourth Quarter	$7.85	$5.01
2002	First Quarter	$3.06	$2.50
	Second Quarter	$2.83	$1.80
	Third Quarter	$2.60	$1.73
	Fourth Quarter	$2.75	$1.68

As of March 8, 2004, we had approximately 233 holders of record of the common stock. This does not include holdings in street or nominee names. On March 8, 2004, the closing price of our common stock on the American Stock Exchange was $9.75 per share.

Dividend Policy

We have never paid cash dividends and do not anticipate paying dividends in the foreseeable future. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factor as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows our common stock authorized for issuance under our equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
Equity compensation plans approved by security holders	4,453,300	$2.64	1,730,666

Equity compensation plans not approved by security holders	None	None	None

Recent Sales of Unregistered Securities

During 2003, we issued or granted the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received
Group of Institutional Buyers and Institutional Accredited Investors	March 28, 2003	(1)	Common Stock	1,745,000	$4,362,500

Group of Institutional Buyers and Institutional Accredited Investors	April 4, 2003	(2)	Common Stock	6,000,000	$15,000,000

Raymond James & Associates	May 29, 2003 and June 3, 2003	N/A	Warrant exercised for common stock	100,000	Investment banking services valued at $275,000

Phil Hirsch	June 9, 2003	N/A	Common Stock	48,000	Professional services valued at $143,000

CCRI Corporation	Various from August 4, 2003 to October 8, 2003	N/A	Warrant exercised for common stock	90,000	$328,500

Cinergy Services, Inc.	September 11, 2003	N/A	Warrant exercised for common stock	200,000	$550,000

Cinergy Services, Inc.	September 11, 2003	N/A	Warrant exercised for common stock	870,907	Approximately $2,395,000 for note due from former subsidiary.

Evergreen Resources, Inc.	Various from September 18, 2003 to October 3, 2003	N/A	Warrant exercised for common stock	1,000,000	$2,250,000

Kurt Eckrich	Various from September 18, 2003 to October 3, 2003	N/A	Non-plan option exercised for common stock	354,400	$892,600

RAM Trading, Ltd.	October 30, 2003	N/A	Warrant exercised for common stock	2,700,000	$7,425,000

Richard Eckrich	November 5, 2003 and December 11, 2003	N/A	Non-plan option exercised for common stock	25,000	$100,000
Tony Cilluffo	November 24, 2003	N/A	Warrant exercised for common stock	125,000	$375,000

HMR Investors, LP	December 9, 2003	N/A	Warrant exercised for common stock	150,000	$450,000

(1)	KFx Inc. issued a warrant in connection with this common stock sale to purchase 349,000 shares of our common stock at $2.75 per share. The warrant expires in March 2008.

(2)	KFx Inc. issued a warrant in connection with this common stock sale to purchase 1,200,000 shares of our common stock at $2.75 per share. The warrant expires in March 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 2003 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from the audited consolidated financial statements, beginning on page F-1. The consolidated balance sheet data related to 2001, 2000 and 1999 and the consolidated income statement data related to 2000 and 1999 reflect the revised results of our continuing operations only.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data for the Year Ended December 31
Operating revenues	$72,000	$6,000	$—	$230,000	$1,314,000
Operating loss	($9,518,000)	($6,485,000)	($6,130,000)	($4,867,000)	($4,210,000)
Net loss	($8,283,000)	($39,987,000)	($15,177,000)	($12,290,000)	($12,730,000)
Basic and diluted net loss per share	$(0.18)	$(1.14)	$(0.58)	$(0.49)	$(0.53)
Weighted average shares of common stock outstanding	46,569,000	35,088,000	26,095,000	24,908,000	24,137,000

	2003	2002	2001	2000	1999
Balance Sheet Data at December 31
Current assets	$25,049,000	$13,107,000	$11,389,000	$3,363,000	$725,000
Working capital (deficit)	21,199,000	(756,000)	(16,476,000)	(5,372,000)	(6,575,000)
Total assets	35,005,000	15,782,000	14,317,000	8,471,000	10,810,000
Long-term debt	—	90,000	130,000	(16,671,000)	17,485,000
Redeemable common stock	—	—	424,000	—	—
Stockholders’ equity (deficit)	31,098,000	1,735,000	(13,678,000)	(17,434,000)	(9,696,000)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is focused on the 2003 events and trends that management believes had the most significant impact on our business. First of all, our financial position has changed considerably as a result of the significant inflows of cash from the sale and issuances of our common stock and the exercise of warrants and options by numerous parties. Secondly, we disposed of our Pegasus operations in an equity exchange transaction that resulted in KFx owning 100% of KFL and provided a significant reduction in cash outflows as well as in debt, goodwill and intangibles, deferred revenue and minority interests. We recognized a gain on this equity exchange and have presented the results of the Pegasus operations as discontinued operations in our Consolidated Balance Sheets and Statements of Operations. Finally, we made significant progress toward the construction of our first K-Fuel™ plant, including the addition of key members to our management team and the continued development of a strategic relationship with Lurgi South Africa (Pty) Limited (“Lurgi”), a key technical partner in the development of the K-Fuel™ technology.

Issuances of Common Stock for Cash Consideration

During March 2003 we sold 7,745,000 shares of common stock for approximately $18.3 million, net of transaction costs of approximately $1.1 million. In addition, during 2003, proceeds from the exercise of warrants and options exceeded $14 million.

Equity Exchange Transaction and Discontinued Operations

On November 26, 2003 we completed an equity exchange transaction with Kennecott Energy Company (“Kennecott”). In accordance with terms contained in the Equity Exchange Agreement (“Agreement”) Kennecott transferred to KFx its 49% membership interest in KFL and the full ownership of all related technology developed by Kennecott. KFx now owns 100% of KFL and all of the K-Fuel™ technology. In exchange, KFx transferred its ownership interests in Pegasus Technologies, Inc. (“Pegasus”) to Kennecott. KFx retained no interest in Pegasus. We recognized a gain on the disposal of Pegasus of approximately $3.4 million, net of transaction costs of approximately $428,000 (See Note 2). While the disposition of Pegasus has eliminated our principal source of revenue, it has also eliminated a consistent outflow of cash and affords KFx’s management the opportunity to focus on the development of the K-Fuel™ technology, the initial K-Fuel plant, and then the desired ramp up of future plants, in the US and internationally.

As a result of this transaction we have reported the discontinued operations of Pegasus and the related assets held for sale and liabilities associated with discontinued operations separately in the Statements of Operations and Consolidated Balance Sheets, respectively. Accordingly, for purposes of this discussion and analysis of these statements we have excluded the results of Pegasus and reported on the continuing operations of our business. However, in certain instances in this discussion and analysis, we have made reference to transactions that were generally consummated between third parties and KFx or its consolidated subsidiaries that relate to the previously held Pegasus operations. These references are for the purpose of providing information regarding transactions that affect KFx and its subsidiaries reflected in the audited financial statements and related footnotes. Our reporting on the Consolidated Statement of Cash Flows has not changed significantly from that previously reported other than to highlight cash provided by or used in discontinued operations.

K-Fuel™ Plant Construction

Substantially all of our operations now relate to the commercial development of our patented K-Fuel™ technology and construction of an operational K-Fuel™ production plant. Once completed the K-Fuel™ plant will use our proprietary process to convert low-grade (or low BTU), high moisture content coal into high-grade (or high BTU), low moisture content coal. This beneficiated coal provides significant value to coal-burning electric utilities because it improves efficiency in their steam generating boilers and decreases their emissions. Therefore, we believe our product will provide a competitive advantage to those utilities requiring a decrease in operating costs and a reduction in their regulated air emissions. In addition, we believe our product may provide many utilities that have had to rely on declining sources of high-grade coal with an important competitive alternative.

After the end of the first quarter 2004, we expect to complete our evaluation of the alternative sites under consideration for the initial K-Fuel™ plant and announce our site selection. During 2004 we will focus substantial efforts on developing this site for production of K-Fuel™, including permitting, site development, construction of the K-Fuel™ plant and joining the plant with the necessary infrastructure to receive feed stock coal from our selected supplier. This process will require significant capital investment.

In late 2002 we began working with Lurgi who has over 50 years experience designing, building and operating coal processing plants similar to our future K-Fuel™ plants. We are combining Lurgi’s existing “off-the-shelf” equipment design with our proven K-Fuel™ processes to help reduce our time to completion and decrease engineering, construction, and development costs. Our five-year exclusive relationship with Lurgi has continued to be an important source of engineering, design and construction support for our plant and we expect to continue to gain additional value throughout the project.

We expect the total cost of the initial K-Fuel™ plant construction project to be approximately $30 million with construction substantially completed by the end of 2004. This cost estimate and schedule could be adversely affected by (i) delays or adverse conditions/requirements in the site selection and the necessary permits and agreements, (ii) significant increases in the costs of materials such as steel, and (iii) currency risks associated with equipment purchased from foreign suppliers. As of December 31, 2003 we have capitalized approximately $6.3 million toward the construction of this plant and expensed an additional $1.3 million for general engineering and technical services. The capitalized costs were incurred for the following major plant components:

Major Plant Cost Categories	Cost Incurred ($ millions)
Equipment	$4.1
Engineering and equipment design	1.7
Other	.5

Total	$6.3

Management Team and Board of Directors

In January 2004 we hired and appointed a new President and Chief Operating Officer, C. Scott Hobbs. Mr. Hobbs last served as Executive Vice President, COO and Member of the Board of Directors of Colorado Interstate Gas Co., Colorado Springs, Colorado, and President and CEO of CIG Resources Co., both subsidiaries of The Coastal Corporation. Prior to that he held a number of positions over 24 years with The Coastal Corporation. Mr. Hobbs began his career as a CPA for Price Waterhouse & Co.

In April 2003, we engaged the consulting services of Rick Van Zyl as our director of projects. Mr. Van Zyl has been employed with Lurgi and/or SASOL for the last 20 years. During that time he specialized in the construction of coal gasification and related plants. His greater than thirty years of total experience in the coal processing industry provides us with a tremendous advantage in the construction of our K-Fuel™ plant.

Our Board of Directors was also strengthened during the year with the appointment of James Schlesinger and John Lovoi.

Mr. Schlesinger has held several high-level government positions, including Secretary of Energy, Secretary of Defense, Director of the CIA, and Chairman of Atomic Energy Commission. He is currently a senior advisor to Lehman Brothers, chairman of the Executive Committee of the Nixon Center, and counselor and trustee to the Center for Strategic and International Studies. He presently serves as chairman of MITRE Corporation, as a director of BNFL, Inc., Peabody Energy, and Sandia Corporation. Mr. Schlesinger graduated from Harvard University with an AB summa cum laude (1950), AM (1952), Ph.D. (1956). He has received the Dwight D. Eisenhower Distinguished Service Medal, the George Catlett Marshall Medal, the H. H. Arnold Award, the Navy League’s National Meritorious Citation, the Military Order of the World Wars Distinguished Service Award, the Jimmy Doolittle Award, William Oliver Baker Award National Security Medal, five Department and Agency medals, and eleven honorary degrees.

Mr. Lovoi has held numerous positions in the energy business, primarily in the areas of investment banking and equity research. He served as the head of Morgan Stanley’s Global Oil and Gas investment banking practice and, prior to that, head of Morgan Stanley’s Global Oil and Gas Equity research franchise. Earlier in his career, he served as senior financial executive at Baker Hughes and as an energy investment banker with Credit Suisse First Boston. Mr. Lovoi currently is founder of JVL Partners, a private oil and gas investment partnership.

Significant Trends and Developments

One of the significant developments in the potential value of K-Fuel™ has been the increase over the last 12 months in the price of naturally occurring higher Btu compliance coal (generally from Appalachian mines) in the marketplace. This higher grade coal, in part, establishes the value of K-Fuel™, subject to the relative costs of transporting these fuels to market. While the price for these higher grade coals has increased dramatically, the price for our lower grade feedstock coal to the K-Fuel™ process (principally coal from the PRB) has remained at very low levels. This price differential is a key indicator for the value of K-Fuel™ along with the value of reduced air emissions (e.g., NOx, SO2, and mercury reductions) provided by our process. The value of these emission reductions can vary depending on a coal burning plant’s permits, local regulations, the availability of trading allowances for these pollutants, as well as the capital and operating costs to install pollution control equipment to reduce the emissions. These are key indicators that management follows very closely to assess the value of the K-Fuel™ process.

Over the last year Congress has considered, in the proposed Energy bill, and other proposed legislation, the possibility of granting tax credits to technologies that refine or clean coal. As presently proposed in the current Energy bill under consideration, K-Fuel™ would qualify for a production tax credit of $10 to $12 per ton. While we cannot determine whether a production tax credit similar to that currently under consideration will ultimately be implemented, it would provide a strong impetus for the more rapid development of new K-Fuel™ plants.

Results of Operations

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Continuing Operations

As a result of the disposal of our Pegasus operations we have an immaterial amount of revenue to report.

The consolidated operating loss in 2003 of $9,518,000 was $3,033,000, or 47%, greater than the 2002 operating loss. The increase is primarily due to an additional $1,913,000 of marketing, general, and administrative costs and an additional $885,000 in engineering and technical service costs during 2003. Essentially all of the increase in marketing, general, and administrative costs was attributable to a significant increase in professional fees for legal, financial, and project development consulting services. All of the increase in engineering and technical service costs related to professional services received from a variety of companies helping the Company continue to develop and refine our K-Fuel™ technology.

Non-operating items added only $727,000 to our loss from continuing operations in 2003, a decrease of $11,173,000, or 93%, compared to 2002. The decrease is a direct result of a reduction in other income and expenses and interest expense of $7,815,000 and $3,342,000, respectively. Other expenses in 2002 included: (i) $2,798,000 due to the recognition of the warrant penalty incurred as part of our private equity investments, (ii) $10,574,000 due to the recognition of expense relating to the grant of the warrants pursuant to the July 19, 2002 and August 21, 2002 private equity transactions, partially offset by (iii) $4,230,000 in other income resulting from the revaluation of warrants at June 30, 2002 and again at August 30, 2002. Interest expense in 2002 included approximately $1,024,000 related to our repurchase obligation of Pegasus preferred stock and $2,074,000 paid on debentures, both of which were no longer outstanding in 2003.

As a result of the above factors, our loss from continuing operations of $10,245,000 ($.22 per share) for 2003 was $8,140,000, or 44%, less than the loss from continuing operations of $18,385,000 ($.52 per share) in 2002. Included in the year to date losses from continuing operations for 2003 and 2002 were significant non-cash charges related to depreciation and amortization, amortization of debt discount, the cost of common stock and warrants issued for services, among others.

Discontinued Operations

Loss from discontinued operations decreased $3,652,000, or 72% in 2003 compared to 2002. This loss relates to the discontinued operations of Pegasus. The decrease was primarily related to significant decreases in: (i) marketing, general and administrative expenses of approximately $1,300,000; (ii) depreciation and amortization of approximately $440,000; and (iii) other one-time expenses incurred in 2002 of approximately $1,500,000 which were not incurred in 2003. In addition, we recognized a gain on the disposal of Pegasus of $3,377,000, net of transaction costs of approximately $428,000 (See Note 2).

Net Loss Available to Common Stockholders

Our net loss available to common stockholders decreased by 79% or $31,704,000 in 2003 compared to 2002. The improvement in net loss was the result of the items described above combined with the reduction of non-cash charges of $16,536,000 recognized during 2002 to accrete redeemable common stock, pursuant to the put options (later terminated), to its redemption value and to recognize expense relating to the reduction of the exercise price and extension of the term of an outstanding warrant.

This non-cash expense increased the net loss available to common shareholders to $39,987,000, or $1.14 per share, in 2002 compared to $.18 per share in 2003.

Deferred Tax Benefit

We have not recorded a deferred tax benefit from net operating loss carryforwards, which approximate $66.5 million at December 31, 2003 since based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that our deferred tax assets may not be realized. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code (“Section 382”). Although management does not believe Section 382 places significant limitations on the use of our net operating loss carryforwards presently, transactions that may be consummated in order to obtain needed financing may result in ownership changes that are large enough to trigger the Section 382 limitations. In the event we achieve profitable operations and taxable income, any significant Section 382 limitation would have the effect of increasing our income tax liability and reducing available cash resources.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

The consolidated operating loss in 2002 of $6,485,000 was $355,000, or 6%, greater than the 2001 operating loss. The increase in the operating loss for 2002 was primarily due to the recognition of $1,822,000 for the appreciation of outstanding stock appreciation rights and higher consulting and legal fees associated with the sale of 6.76 million shares of common stock in 2002 offset by lower depreciation and amortization expense of $1,542,000 in 2002 because of lower patent amortization and no depreciation expense recorded at the K-Fuel™ demonstration plant in 2002. Total operating costs and expenses fluctuated by approximately the same amount as our operating loss due to the immateriality of our operating revenues.

Our loss from continuing operations increased in 2002 by $7,329,000, or 66%, compared to 2001. The increase is primarily due to an increase in other expense of $7,696,000 offset by a decrease in interest expense of $733,000 because of the debenture payoff and conversion. Other expense increased $2,798,000 due to the recognition of the warrant penalty incurred as part of private equity investments, $10,574,000 due to the recognition of expense relating to the grant of the warrants pursuant to the July 19, 2002 and August 21, 2002 private equity transactions offset by an increase of $4,230,000 in other income resulting from the revaluation of warrants at June 30, 2002 and again at August 30, 2002.

Discontinued Operations

Our loss from discontinued operations increased $945,000, or 23% in 2002 compared to 2001. This loss relates to the discontinued operations of Pegasus. The increase was the result of increases in marketing, general and administrative expenses and other expenses of approximately $1,900,000 offset by an increase in gross margin in the discontinued operations of Pegasus of approximately $900,000.

Net Loss Available to Common Stockholders

Additional non-cash expense of $16,536,000 was recognized during 2002 to accrete the redeemable common stock, pursuant to the put options, to its redemption value and to recognize expense relating to the reduction of the exercise price and extension of the term of an outstanding warrant. This non-cash expense increased the net loss available to common stockholders to $39,987,000 or $1.14 per share compared to $.58 per share in 2001

Liquidity and Capital Resources

At December 31, 2003, our working capital was approximately $21.2 million compared to a working capital deficit at December 31, 2002 of approximately $756,000, adjusted for classification of assets held for discontinued operations. The increase in working capital of approximately $22 million is primarily attributable to the $18.3 million (net of transaction costs) received from the issuance of stock during 2003 and $14.5 million of proceeds from the exercise of outstanding options and warrants. Approximately $7.6 million of this new capital was spent on our K-Fuel™ plant project and engineering and technical services in the amounts of $6.3 million and $1.3 million, respectively. In addition, we paid notes payable in the amount of $695,000. As of December 31, 2003, we had cash and cash equivalents of $23,701,000 compared to $2,758,000 at December 31, 2002.

Statements of Cash Flows

While our Consolidated Balance Sheets and Statements of Operations were presented with specific line items for discontinued operations our Consolidated Statements of Cash Flows presentation did not change considerably from prior periods. However, the following discussion primarily focuses on cash provided by or used in our continuing operations.

Cash Used in Operating Activities

Our cash used in operating activities increased from $3,994,000 to $6,941,000 during 2003, despite experiencing a much smaller net loss of $8,283,000 compared to $23,451,000 in 2002. The primary reason for this disparity are the non-cash charges, gain on disposal and significant changes in our working capital during the 2002 and 2003. During 2003 we disposed of our Pegasus operations and recognized a gain of $3,377,000, net of transaction costs. Additionally, we recognized an increase of $1,050,000 in common stock and warrants issued for services to $2,398,000 in 2003. An increase in accounts payable and accrued expenses of $1,954,000, an improvement in cash from operating activities, was partially offset by an increase in accounts receivable, unbilled revenue and deferred job costs of $1,410,000, which had a net effect of an increase of $544,000 in our net cash position.

During 2002 we incurred charges of $9,141,000, $1,822,000 and $3,421,000 for warrants issued with redeemable common stock, stock appreciation rights and amortization of debt discount. These non-cash charges of $14,384,000 were not incurred in 2003. Additionally, we experienced additional expenses related to depreciation and amortization and accretion of maturity premium charges of $606,000 and $454,000, respectively, in 2002 compared to 2003. Finally, our deferred revenue decreased by approximately $1,729,000 in 2002. These non-cash charges included in our net loss and the significant change in deferred revenue reduced our net loss substantially when reconciled to cash used in operating activities.

Cash Used in Investing Activities

Cash used in Investing Activities increased by $1,448,000 compared to 2002. This increase is primarily the result of $6.3 million spent on our K-Fuel plant in 2003 compared to $5,205,000 spent on business acquisitions during 2002. The cash spent on the acquired business in 2002 related to the acquisition of a segment of Pavilion Technologies, Inc. by our discontinued Pegasus operations.

Future cash expenditures in 2004 are anticipated to be primarily for the development and construction of the initial K-Fuel plant. The estimated capital expenditures for a K-Fuel production facility of 750,000 tons per year are approximately $30 million. Such expenditures will be financed with existing cash balances and, if necessary, potential debt, or equity from the future exercise of outstanding warrants and stock options.

Cash Provided by Financing Activities

Cash provided by financing activities increased to $34,351,000 in 2003, compared to $12,231,000 in 2002. The increase of $21,120,000 was primarily due to net proceeds of $18.3 million received from the issuance of common stock in two private placements in March 2003 and $14.5 million from the exercise of options and warrants into common stock during 2003. In the prior year, we raised approximately $19.6 million from the issuance of common stock and warrants; however, we made significant repayments on convertible debentures, purchased preferred stock and made payments on borrowings in the amounts of $3.4, $3.8 and $2.2 million, respectively. These payments significantly absorbed the amount of cash provided from financing activities in 2002.

As discussed above, in March 2003 we completed two equity-financing transactions. We sold a total of 7,745,000 shares of common stock at a price of $2.50 per share, for proceeds of $18.34 million (net of transaction costs), in a series of private placements to several institutional investors. Under the terms of the agreements, the investors also received warrants for the purchase of an aggregate of 1,549,000 million shares of common stock at a purchase price of $2.75 per share (subject to adjustment) which expire five years after the date of the grant. The proceeds from the sale of these securities will be used to partially fund the development of a K-Fuel™ production facility and for general corporate purposes.

Future Sources and Uses of Cash

We do not expect to derive a significant amount of cash from operations in 2004. We will seek to meet our cash requirements over the next fiscal year with respect to day-to-day operations and the construction of our K-Fuel™ plant through (i) cash on hand; (ii) proceeds from the exercise of outstanding options and warrants; (iii) potential partners in connection with opportunities to expand our product offerings; (iv) potential debt and/or equity offerings; and (v) potential fees from licensing new K-Fuel™ facilities. Such transactions may be on better or worse terms than previously negotiated on similar transactions. From January 1, 2004 through March 8, 2004, we have received approximately $4.7 million in additional cash from the exercise of warrants and options.

There are no assurances that any of these potential funding sources will continue or materialize in the future. If the overall outcome of the various uncertainties affecting us is not favorable, we may be forced to seek debt and/or equity financing on terms and conditions that may be unfavorable to us, if available at all. Our former independent accountants’ report on our consolidated 2001 financial statements contained an explanatory paragraph related to our ability to continue as a going concern.

Below are the details of our obligations and the maturity of those obligations as of December 31, 2003:

	Total	Years 1 to 3	Years 4 to 5
Promissory note payable	$170,000	$170,000
Operating Leases, net of sublease receivable	$570,000	$506,000	$64,000

Operating leases primarily relate to the lease of our corporate offices in Denver, Colorado.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires KFx to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Set forth below is a summary of our most critical accounting policies.

Our policy regarding accounting for discontinued operations is significant because of the restated financial statements resulting from the disposal of the Pegasus operations. For purposes of discontinued operations presentation in these consolidated financial statements we have separately identified the assets and liabilities of the Pegasus operations. Pegasus was previously reported and accounted for as an operating segment. The assets and liabilities of this former operating segment have been separately classified as “Assets held for sale” and “Liabilities associated with discontinued operations” on the Consolidated Balance Sheet as of December 31, 2002. The loss from operating Pegasus has been aggregated for reporting purposes into a single line on the Consolidated Statements of Operations called “Loss from discontinued operations” for each of the three years ended December 31, 2003. We have made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of Pegasus were eliminated from our on-going operations in November 2003 and (b) we will not have any significant continuing involvement in the operations of Pegasus after the disposal transaction.

Our policy regarding accounting for our plant under construction and for potential future plants is significant because of the significant capital expenditures we expect to incur. All costs that are directly related to the engineering, design, purchase or fabrication of plant equipment which are expected to be used in a commercial plant project are capitalized. All costs that are directly related and/or allocable to developing a specific plant site for a commercial plant project are capitalized and separately identified as belonging to that site. If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected, the capitalized costs are evaluated for impairment. Any cost that is not directly related to specific equipment or development of a specific site is expensed. The Company begins recognizing depreciation on fixed assets once the assets are put into use. As such, no depreciation has been recognized on our plant assets to date. Expenditures that extend the useful lives of plant assets are capitalized. Repairs and maintenance that do not extend the useful lives of these assets are expensed as incurred.

The valuation of our long-lived and intangible assets, including patents, is significant related to our results of operations and financial condition. We must assess the realizable value of these assets for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities. Currently, we have no foreign operations. To the extent that we establish significant foreign operations in the future, we will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. We are indirectly exposed to fluctuations in fuel commodity prices. To the extent that competitive fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel™ production services. However, K-Fuel™ provides various environmental benefits that management believes could significantly mitigate the fuel commodity risk associated with our business. KFx holds no equity market securities, but does face equity market risk relative to its own equity securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and begin on page F-1. The supplementary financial information required by this item is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 5, 2003, we selected Deloitte & Touche LLP to serve as our independent accountants and dismissed PricewaterhouseCoopers LLP. This change in accountants was previously reported in our Form 8-K filed February 6, 2003 and in our Form 10-K filed April 15, 2003.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and the Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003 in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that KFx’s disclosure controls and procedures enable us to:

•	record, process, summarize and report within the time periods specified in the Security and Exchange Commission’s rules and forms, information required to be disclosed by KFx in the reports that it files or submits under the Exchange Act; and

•	accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by KFx in the reports that it files or submits under the Exchange Act.

(b) Changes in internal control over financing reporting

There were no changes in KFx’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, KFx’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The required information for this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

Our Board of Directors has adopted a Code of Ethics that applies to our directors, executives, officers and employees. Our Code of Ethics is filed with this Report as Exhibit 14.

We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics. Requests should be submitted in writing to the attention of Scott Hobbs at 55 Madison Street, Suite 745, Denver, Colorado 80206.

ITEM 11.	EXECUTIVE COMPENSATION

The required information for this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information for this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information for this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The following consolidated financial statements of KFx, Inc. are filed as part of this report:

Reports of Independent Accountants	F-1 – F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6 – F-9
Notes to Consolidated Financial Statements	F-10 – F-32

(2)	List of Financial Statement Schedules

None

(3)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation of the Company

3.2(2)	Certificate of Amendment to Certificate of Incorporation of the Company

3.3(5)	Second Amended and Restated Bylaws of the Company

4.1(5)	Sample Common Stock Certificate

4.2(9)	Indenture dated July 25, 1997 by and between the Company and Colorado National Bank

4.3(9)	Form of Warrant to Purchase Common Stock issued to Placement Agents in connection with issuance of 6% Convertible Debentures, due 2002

4.4(11)	Company Stock Purchase Warrant dated June 19, 1997 and Amendment No. 2 dated August 3, 1998 between the Company and Peter G. Martin

4.5(11)	Common Stock Purchase Warrant dated August 2, 1995 and Amendment No. 1 dated August 3, 1998 between the Company and Peter G. Martin

4.6(11)	Common Stock Purchase Warrant dated November 15, 1996 and Amendment No. 1 dated August 3, 1998 between the Company and Innovative Research Associates, Inc.

4.7(16)	Statement Respecting Rights of Series B Preferred Stock of Pegasus Technologies, Inc.

4.8(16)	Statement Respecting Rights of Series C Preferred Stock of Pegasus Technologies, Inc.

4.9(16)	Warrants to Purchase 1,000,000 Shares of KFx Inc. Common Stock issued to Evergreen Resources, Inc. as of February 9, 2001

4.10(16)	Registration Rights Agreement Between the Company and Evergreen Resources, Inc. dated February 9, 2001

4.11(16)	Warrants to Purchase 166,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of March 8, 2001

4.12(16)	Registration Rights Agreement Between the Company and William H. Walker dated March 8, 2001

4.13(16)	Warrants to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Theodore Venners as of March 8, 2001

4.14(16)	Registration Rights Agreement Between the Company and Theodore Venners dated March 8, 2001

4.15(16)	Warrants to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark S. Sexton as of April 10, 2001

4.16(16)	Registration Rights Agreement Between the Company and Mark S. Sexton dated April 10, 2001

4.17(16)	Warrants to Purchase 1,300,000 Share of KFx Inc. Common Stock issued to Landrica Development Company as of May 1, 2000

4.18(16)	Registration Rights Agreement Between the Company and Landrica Development Company dated May 1, 2000

4.19(17)	Warrant to Purchase 14,888 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of May 21, 2001

4.20(17)	Registration Rights Agreement Between the Company and Stanley G. Tate dated May 21, 2001

4.21(17)	Warrant to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark Sexton as of May 25, 2001

4.22(17)	Registration Rights Agreement Between the Company and Mark Sexton dated May 25, 2001

4.23(18)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001

4.24(18)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001

4.25(18)	Warrant to Purchase 200,000 Shares of KFx Inc. Common Stock issued to Cinergy Services, Inc. dated July 24, 2001

4.26(18)	Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to H.M.R., L.P. dated July 28, 2001

4.27(21)	Warrant to Purchase 133,333 Shares of KFx Inc. Common Stock issued to Dr. James R. Schlesinger as of November 29, 2001

4.28(21)	Registration Rights Agreement Between the Company and Dr. James R. Schlesinger dated November 29, 2001

4.29(21)	Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of November 29, 2001

4.30(21)	Registration Rights Agreement Between the Company and William H. Walker dated November 29, 2001

4.31(21)	Warrant to Purchase 181,553 Shares of KFx Inc. Common Stock issued to U.S. Global LLC as of November 29, 2001

4.32(21)	Registration Rights Agreement Between the Company and U.S. Global LLC dated November 29, 2001

4.33(21)	Warrant to Purchase 51,779 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of November 29, 2001

4.34(21)	Registration Rights Agreement Between the Company and Stanley G. Tate dated November 29, 2001

4.35(21)	Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Lori G. Venners as of November 29, 2001

4.36(21)	Registration Rights Agreement Between the Company and Lori G. Venners dated November 29, 2001

4.37(22)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Frank Cilluffo dated January 10, 2002

4.38(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to Paul Archinard dated February 12, 2002

4.39(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to William A. Boyd dated February 15, 2002

4.40(22)	Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to Daniel Marino dated February 12, 2002

4.41(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to Mariella Marquezd dated February 15, 2002

10.1(1)	Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development Company, and the Koppelman Group dated December 29, 1992

10.2(1)	Assignment of U.S. Patents by K-Fuel Limited Partnership to the Company dated July 23, 1993

10.3(1)	Assignment of U.S. Trademark Registration by K-Fuel Limited Partnership to the Company dated July 23, 1993

10.4(1)	Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group

10.5(1)	Agreement dated December 19, 1991 among K-Fuel Partnership, Edward Koppelman, K-Fuel Limited Partnership and KSA Inc.

10.6(1)	Restricted Stock Plan for Directors and Selected Officers dated December 16, 1993

10.7(4)	Restricted Stock Plan for Selected Independent Contractors dated February 16, 1994

10.8(1)	Stock Option Plan dated December 16, 1993

10.9(1)	Settlement Agreement dated December 14, 1992

10.10(1)	Stock Exchange Agreement Dated December 14, 1992

10.11(1)	Stipulation and Agreement dated February 28, 1994 between Energy Brothers Technology, Inc., State of Wyoming, the Company, Theodore Venners, Edward Koppelman and Energy Brothers Holding, Inc.

10.12(4)	Extension of Stock Forfeiture Agreement between Theodore Venners and Rudolph G. Swenson; Joyce M. Goldman; David Bretzlauf; Joseph M. Butler; R.C. Whitner; Hillari Koppelman; Thomas D. Smart and Susan M. Thevenet; Charles F. Vance

10.13(3)	Common Stock Purchase Agreement dated July 27, 1995 between the Company and David H. Russell

10.14(3)	Gross Royalty Share Agreement dated August 17, 1995 between the Company and Fort Union, Ltd.

10.15(3)	Letter of Agreement dated August 15, 1995 between the Company and Edward Koppelman

10.16(3)	Assignment dated August 29, 1995 executed by Edward Koppelman in favor of the Company

10.17(3)	Notice of Termination dated August 16, 1995 between Edward Koppelman and Energy Brothers Holding, Inc.

10.18(5)	Letter Agreement dated February 28, 1995 between RCD Development and the Company

10.19(6)	Amended and Restated Heartland License Agreement between Heartland Fuels Corporation and the Company dated April 19, 1996

10.20(7)	Royalty Amendment Agreement dated June 3, 1996 between the Company, Edward Koppelman and Theodore Venners

10.21(8)	Amendment to Agreement between the Company and RCD Development dated January 16, 1997

10.22(10)	1998 Directors Nonqualified Stock Option Plan

10.23(10)	1998 Advisory Committee Nonqualified Stock Option Plan

10.24(10)	Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L. Patterson

10.25(11)	Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners

10.26(11)**	Professional Installation Services Master Agreement dated March 5, 1999, between Net Power Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications International Corporation

10.27(12)	1999 Stock Incentive Plan

10.28(13)**	First Amended Limited Liability Company Agreement of K-Fuel, L.L.C. dated June 29, 1999

10.29(15)	Exchange Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.

10.30(15)	Transfer Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.

10.31(14)**	Common Stock and Series A Preferred Stock Purchase Agreement among Pegasus Technologies, Inc., KFx Inc. and Kennecott Energy Company dated March 3, 2000

10.32(14)	Pegasus Technologies, Inc. Stockholders and Voting Agreement dated March 3, 2000

10.33(14)	Marketing Services Agreement dated March 3, 2000 among Pegasus Technologies, Inc., Net Power Solutions, LLC, K-Fuel LLC, KFx Inc. and Kennecott Energy Company

10.34(16)	1996 Stock Option and Incentive Plan of KFx Inc.

10.35(18)	Common Stock and Warrant Purchase Agreement between the Company and Bayou Fund, LLC dated July 16, 2001

10.36(18)	Registration Rights Agreement Between the Company and Bayou Fund, LLC dated July 16, 2001

10.37(18)	Addendum to Blanket Contract, No. 142072, dated May 1, 2001, Project — Cinergy NOx Compliance Plan, Addendum dated July 24, 2001

10.38(19)**	Asset Purchase and License Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc., Pegasus Technologies, Inc. and KFx Inc.

10.39(19)	Assignment and Assumption Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc. and Pegasus Technologies, Inc.

10.40(19)	Guaranty Agreement, dated July 31, 2001, by KFx Inc.

10.41(20)	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002

10.42(23)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002

10.43(24)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002

10.44(25)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002

10.45(26)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002

10.46(27)	Common Stock and Warrant Purchase Agreement between KFx Inc. and U.S. Global Capital Inc. dated August 21, 2002

10.47(28)	Annex B to Schedule 6.5(iv) (b) to the First Amended Limited Liability Agreement of K-Fuel, L.L.C.

10.48(28)**	Schedule 10.1 (ii) (B) to the First Amended Limited Liability Agreement of K-Fuel, L.L.C.

10.49(29)	Waiver of Penalty Warrants dated September 25, 2002

10.50(30)	Common Stock and Warrant Purchase Agreement between KFx Inc. and Rocky Robinson dated September 30, 2002

10.51(30)	Promissory Noted dated September 30, 2002

10.52(31)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 4, 2003

10.53(33)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 28, 2003

10.54(34)	Settlement and Release of All Claims between KFx Inc. and Landrica Development Company dated June 5, 2003

10.55(35)	Equity Exchange Agreement among Pegasus Technologies, Inc., K-Fuel LLC, KFx Inc., Kennecott Energy Company and Kennecott Alternative Fuels Inc. dated November 7, 2003

10.56(35)	Debt Modification Agreement between KFx Inc., Pegasus Technologies, Inc. and Kennecott Energy Company dated November 7, 2003

14*	Code of Ethics of the Company

16.1(32)	Representation letter from PricewaterhouseCoopers LLP

21.1(21)	Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of PricewaterhouseCoopers LLP

24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Certain portions of this Exhibit were omitted based upon a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission.

(1)	Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994 as an exhibit to the Company’s Form 10-SB and incorporated herein by reference.

(2)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Current Report on Form 8-K dated August 22, 1997 and incorporated herein by reference.

(3)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Registration Statement on Form SB-2 (File No. 33-97418) and incorporated herein by reference.

(4)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Registration Statement on Form SB-2 (File No. 33-90128) and incorporated herein by reference.

(5)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1995 and incorporated herein by reference.

(6)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Current Report on Form 8-K dated April 19, 1996 and incorporated herein by reference.

(7)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(8)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(9)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(10)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(11)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(12)	Document previously filed with the U.S. Securities and Exchange Commission on May 4, 1999 as Annex A-1 of the Company’s Proxy Statement on Schedule 14A and incorporated herein by reference.

(13)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated June 29, 1999 and incorporated herein by reference.

(14)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated March 7, 2000 and incorporated herein by reference.

(15)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 27, 1999 and incorporated herein by reference.

(16)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(17)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(18)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(19)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 15, 2001 and incorporated herein by reference.

(20)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated April 2, 2002 and incorporated herein by reference.

(21)	Document previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed on April 16, 2002.

(22)	Document previously filed with the U.S. Securities and Exchange Commission as an exhibit to the Company Quarterly Report on Form 10-Q for quarter ended March 31, 2002 and incorporated here in by reference.

(23)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 30, 2002 and incorporated here in by reference.

(24)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated April 2, 2002 and incorporated here in by reference.

(25)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated July 24, 2002 and incorporated here in by reference.

(26)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 28, 2002 and incorporated here in by reference.

(27)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated September 17, 2002 and incorporated here in by reference.

(28)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated June 18, 2002 and incorporated here in by reference.

(29)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated September 27, 2002 and incorporated here in by reference.

(30)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated October 4, 2002 and incorporated here in by reference.

(31)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated March 11, 2003 and incorporated here in by reference.

(32)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated February 6, 2003 and incorporated here in by reference.

(33)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated April 17, 2003 and incorporated here in by reference.

(34)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated June 6, 2003 and incorporated here in by reference.

(35)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated December 11, 2003 and incorporated here in by reference.

(b)	Reports on Form 8-K

On November 18, 2003, KFx furnished a Form 8-K under Item 12 to report its financial results for its third quarter ended September 30, 2003.

On December 11, 2003, KFx furnished a Form 8-K under Item 2 to announce that it completed its transaction with Kennecott Energy Company regarding the transfer of Kenecott’s interest in K-Fuel L.L.C. to KFx and KFx’s transfer of its interest in Pegasus Technologies, Inc. to Kennecott.

On February 5, 2004, KFx furnished a Form 8-K under Item 5 to announce that it hired and appointed C. Scott Hobbs as its President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	KFX INC.

	By:	/s/ Theodore Venners

Theodore Venners Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore Venners and Rudolph G. Swenson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2004	/s/ THEODORE VENNERS

Theodore Venners Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2004	/s/ C. SCOTT HOBBS

C. Scott Hobbs, President and Chief Operating Officer

Date: March 15, 2004	/s/ RUDOLPH G. SWENSON

Rudolph G. Swenson, Secretary and Vice President (Principal Financial and Accounting Officer)

Date: March 15, 2004	/s/ STANFORD M. ADELSTEIN

Stanford M. Adelstein, Director

Date: March 15, 2004	/s/ VINCENT N. COOK

Vincent N. Cook, Director

Date: March 15, 2004	/s/ JOHN V. LOVOI

John V. Lovoi, Director

Date: March 15, 2004	/s/ JACK C. PESTER

Jack C. Pester, Director

Date: March 15, 2004	/s/ JAMES S. PIGNATELLI

James S. Pignatelli, Director

Date: March 15, 2004	/s/ DR. JAMES R. SCHLESINGER

Dr. James R. Schlesinger, Director

Date: March 15, 2004	/s/ MARK S. SEXTON

Mark S. Sexton, Director

Date: March 15, 2004	/s/ RICHARD S. SPENCER III

Richard S. Spencer III, Director

To the Stockholders and Board of Directors of KFx Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of KFx Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company discontinued the Pegasus segment of its operations in November 2003 when it disposed of Pegasus Technologies, Inc. on November 26, 2003. The gain on the disposition and the results of Pegasus prior to the disposition are included in income from discontinued operations in the accompanying consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 with the implementation of Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

of KFx, Inc.

In our opinion, the consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2001, listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of KFx, Inc. and its subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company discontinued the Pegasus segment of its operations when it disposed of Pegasus Technologies, Inc. on November 26, 2003. The results of the Pegasus segment prior to the disposition are included in loss from discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2001.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

April 12, 2002, except for Note 2 as to which the date is March 15, 2004

KFX INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$23,701,203	$2,758,326
Prepaid expenses	103,995	118,541
Other current assets	113,103	15,707
Current portion of note receivable (Note 3)	1,131,000	—
Assets held for disposal (Note 2)	—	10,214,627

Total current assets	25,049,301	13,107,201
Plant construction in progress	6,315,011
Property and equipment, net of accumulated depreciation	334,332	126,115
Patents, net of accumulated amortization	1,265,923	1,448,532
Note receivable (Note 3)	1,486,453	—
Investment in K-Fuel, L.L.C	—	355,068
Debt issue costs, net of accumulated amortization	—	66,237
Prepaid royalty	516,798	521,494
Other assets	36,958	157,225

TOTAL ASSETS	$35,004,776	$15,781,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,084,896	$1,273,542
Accrued expenses	567,991	291,965
Interest payable	8,540	102,428
Deferred revenue	18,785	98,629
Current maturity of long-term debt	170,000	325,000
Liabilities associated with discontinued operations (Note 2)	—	11,771,397

Total current liabilities	3,850,212	13,862,961
Deferred revenue, less current portion	56,408	93,978
Long-term debt, less current maturities	—	90,000

Total liabilities	3,906,620	14,046,939
Commitments and Contingencies (Note 13)	—	—
Stockholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 120,000,000 shares authorized; 52,952,453 and 38,968,012 shares issued and outstanding, respectively	52,953	38,968
Note receivable and other	—	(95,089)
Additional paid-in capital	149,047,433	111,510,337
Accumulated deficit	(118,002,230)	(109,719,283)

Total stockholders’ equity	31,098,156	1,734,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,004,776	$15,781,872

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2003	2002	2001
OPERATING REVENUES
Demonstration plant and laboratory contract revenue	$66,285	$—	$—
License fees	6,000	6,021	—

Total operating revenues	72,285	6,021	—
OPERATING COSTS & EXPENSES
Demonstration plant and laboratory	320,976	230,236	220,933
Royalty fees	4,696	1,505	—
Marketing, general and administrative	7,487,878	5,574,826	4,092,700
Engineering and technical services	1,294,934	409,629	—
Depreciation and other amortization	374,893	274,712	1,816,844
Asset impairment losses	106,703	—	—

Total operating costs and expenses	9,590,080	6,490,908	6,130,477

OPERATING LOSS	(9,517,795)	(6,484,887)	(6,130,477)
Other income (expense), net	12,153	(7,803,079)	(106,736)
Interest income	229,732	6,160	12,054
Interest expense	(760,198)	(4,101,860)	(4,834,687)
Equity in (loss) income of unconsolidated affiliates	(209,163)	(951)	3,944

LOSS FROM CONTINUING OPERATIONS	(10,245,271)	(18,384,617)	(11,055,902)

Loss from discontinued operations (Note 2)	(1,414,705)	(5,066,286)	(4,121,174)
Gain on disposal of discontinued operations (Note 2)	3,377,029	—	—

Net gain (loss) from discontinued operations (Note 2)	1,962,324	(5,066,286)	(4,121,174)

NET LOSS	$(8,282,947)	$(23,450,903)	$(15,177,076)
Deemed dividend attributable to warrant holder	—	(399,446)	—
Accretion of redeemable common stock	—	(16,136,971)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,282,947)	$(39,987,320)	$(15,177,076)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.22)	$(0.52)	$(0.42)
Net gain (loss) from discontinued operations	0.04	(0.15)	(0.16)
Deemed dividend attributable to warrant holder and accretion of redeemable common stock	—	(0.47)	—

Basic and diluted loss per share	$(0.18)	$(1.14)	$(0.58)

Weighted-average common shares outstanding	46,569,000	35,088,000	26,095,000

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Note Receivable and Other	Accumulated Deficit
	Shares	Amount
Balance at December 31, 2000	25,196,280	$25,196	$53,632,177	$—	$(71,091,304)
Common stock issued for converted debentures (Note 9)	2,450,224	2,450	10,544,035	—	—
Issuance of warrants (Note 12)	—	—	3,702,024	—	—
Common stock issued for services	309,500	310	759,274	—	—
Common stock and warrants issued in private placement transactions	1,000,100	1,000	3,499,300	—	—
Net loss	—	—	—	—	(15,177,076)

Balance at December 31, 2001	28,956,104	$28,956	$72,136,810	$—	$(86,268,380)
Common stock issued for converted debentures (Note 9)	1,563,325	1,563	4,950,122	—	—
Issuance of warrants (Note 12)	—	—	25,854,580	—	—
Common stock issued for services	387,133	387	975,575	—	—
Common stock and warrants issued in private placement transactions (Note 10)	1,160,000	1,160	2,898,840	—	—
Accretion of redeemable common stock to redemption value (Note 10)	—	—	(16,136,971)	—	—
Beneficial conversion charge on convertible debentures (Note 9)	—	—	802,000	—	—
Reclassification of redeemable common stock to equity (Note 10)	6,901,450	6,902	18,206,957	—	—
Stock appreciation rights (Note 11)	—	—	1,822,424	—	—
Issuance of warrant and note receivable (Note 10)	—	—	—	(95,089)	—
Net loss	—	—	—	—	(23,450,903)

Balance at December 31, 2002	38,968,012	$38,968	$111,510,337	$(95,089)	$(109,719,283)
Common stock and warrants issued for services	338,500	339	2,397,535	—	—
Common stock and warrants issued in a private placement (Note 10)	7,745,000	7,745	18,275,755	—	—
Common stock issued on exercise of options and warrants (Notes 11 & 12)	5,480,034	5,480	14,466,871	—	—
Stock returned and cancelled (Note 10)	(450,000)	(450)	450	—	—
Stock appreciation rights (Note 11)	—	—	2,362	—	—
Issuance of stock for note receivable (Note 3)	870,907	871	2,394,123	—	—
Payment of note receivable for services (Note 10)	—	—	—	95,089	—
Net loss	—	—	—	—	(8,282,947)

Balance at December 31, 2003	52,952,453	$52,953	$149,047,433	$—	$(118,002,230)

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	(8,282,947)	(23,450,903)	(15,177,076)
Adjustments to reconcile net loss to cash used in operating activities:
Gain from disposal of discontinued operations	(3,377,029)	—	—
Depreciation and amortization	889,376	1,495,278	2,789,162
Asset impairment loss	206,678	—	—
Equity in loss (income) of unconsolidated affiliates	209,163	951	(3,944)
Accretion of maturity premium	—	454,034	1,063,520
Amortization of debt discount	66,237	3,421,455	2,998,352
Common stock and warrants issued for services	2,397,874	1,348,413	1,383,488
Settlement of note receivable warrants	95,089	—	—
Minority Interest Preferred Dividend	—	221,342	156,657
Stock appreciation rights	2,362	1,822,424	—
Warrants issued with redeemable common stock	—	9,141,429	—
Other	—	19,323	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, unbilled revenue and deferred job costs	(1,410,337)	(44,931)	(632,740)
Prepaids and other assets	261,626	(32,545)	(137,470)
Deferred revenue	(41,744)	1,728,932	459,807
Accounts payable and accrued expenses	1,954,208	202,663	348,744
Interest payable	88,377	(321,765)	13,783

Cash used in operating activities	(6,941,067)	(3,993,900)	(6,737,717)
INVESTING ACTIVITIES
Patent acquisition and pending patent applications	(81,136)	(94,527)	(102,910)
Cash paid on obligation for business acquisition	(362,000)	(5,205,048)	(2,479,094)
Investments in equity and cost basis investees	—	(58,619)	—
Net cash acquired in acquisition of K-Fuel LLC	162,261	—	—
Plant costs	(6,315,011)	—	—
Purchases of property and equipment	(352,025)	(141,603)	(119,146)

Cash used in investing activities	(6,947,911)	(5,499,797)	(2,701,150)
FINANCING ACTIVITIES
Proceeds from exercise of options and warrants, net	14,472,351	—	—
Issuance of preferred stock in discontinued operations	—	1,000,000	1,000,000
Proceeds from sale of preferred stock in discontinued operations	—	—	2,722,330
Issuance of common stock and warrants from private placement, net	18,283,500	19,621,392	3,500,300
Proceeds from convertible long term borrowing	—	—	3,500,000
Proceeds from short-term notes issued to directors	—	—	300,000
Proceeds from borrowings of discontinued operations	2,290,000	—	—
Proceeds (Payments) from short-term notes payable	—	1,000,000	—
Repayment of convertible debentures	—	(3,371,200)	—
Repurchase of preferred stock in discontinued operations	—	(3,846,049)	—
Repayment of short-term notes payable to directors	—	—	(700,000)
Repayment of convertible long-term borrowing	—	(1,011,639)	—
Payments on notes payable	(695,000)	(1,161,150)	(628,466)

Cash provided by financing activities	34,350,851	12,231,354	9,694,164

Increase in cash and cash equivalents	20,461,873	2,737,657	255,297
Cash and cash equivalents, beginning of period	2,758,326	376,448	22,707

Cash and cash equivalents, end of period	23,220,199	3,114,105	278,004
Cash used (provided by) discontinued operations	481,004	(355,779)	98,444

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	23,701,203	2,758,326	376,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	286,441	688,427	1,033,728

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-continued

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Year Ended December 31, 2003

Convertible debt with an outstanding balance of $2,394,994 was converted into 870,907 shares of common stock of KFx Inc. (“KFx”) at a conversion price of $2.75 per share on September 11, 2003. In connection with this conversion, KFx recorded additional interest expense of $627,030 during the year to write-off the debt discount associated with this convertible debt. As a result of the Equity Exchange Agreement, described in Note 2, the balance of this note is now due to KFX from Pegasus Technologies, Inc. (“Pegasus”). The details of this note are more fully described in Note 3. At December 31, 2003 the total outstanding balance, including accrued interest was $2,617,453 with a current portion receivable of $1,131,000.

On July 1, 2003 Landrica Development Company (“Landrica”) returned 450,000 shares of common stock and 1,300,000 warrants to purchase common stock of KFx. KFx then cancelled these shares and warrants. There was no cash consideration paid by KFx to Landrica in connection with this transaction. We reduced Common Stock and increased Additional Paid in Capital by the par value of these shares returned or $450. The warrants had not been exercised and were cancelled upon return.

As a result of the sales of our common stock in private equity transactions during March 2003 (Note 10) we incurred approximately $1,079,000 of transaction costs. These costs were charged against the proceeds from the sale of our common stock. The costs were the result of fees paid primarily to four capital fundraisers based on a percentage of the amount of funds raised.

During 2003, the Company recognized expense of approximately $2,398,000 related to services performed by consultants settled with the Company’s securities. This expense is comprised of the following services:

•	We issued 53,000 and 20,300 of our common shares for a total value of approximately $240,000 to two different consultants for financial reporting and general transactional services and engineering services, respectively. In addition we recognized an additional expense of approximately $240,000 payable in cash to one of these consultants as of December 31, 2003, again for financial reporting and general transactional services.

•	The Company recognized approximately $448,000 on issuance of 100,000 options, with an exercise price of $6.39, for engineering services.

•	We issued 30,000 common shares and a warrant for the right to purchase 1,000,000 of our common shares at an exercise price of $2.75. The warrant vests as follows: (i) 2/9ths or 222,222 shares vested on the date of the agreement, March 1, 2003 and (ii) remaining warrants vest 1/36, or 27,778 on the first day of each month thereafter for a total of 24 months. At December 31, 2003 the right to purchase approximately 472,000 of our common shares had vested under this services agreement. The Company recognized approximately $1,346,000 of indirect fund-raising expense for these services during 2003 based on the fair value of the warrants that vested during the year.

•	The remaining $364,000 of non-cash expense relates to options for financial advisory, engineering and other services performed during 2003.

Year Ended December 31, 2002

The Company did not revise the Consolidated Statements of Cash Flows for the years ended December 31, 2002 or 2001. However, we changed the presentation to reflect the reduction of the net cash (used) or provided by discontinued operations from the net increase or (decrease) in cash for the period. Deducting this net cash number provides reconciliation to the revised cash balance per the Consolidated Balance Sheet at December 31, 2002.

Convertible Debentures with a principal value of $3,490,000 were converted, based on a conversion price of $3.00 per share, into 1,163,325 shares of KFx Inc. (“KFx” or the “Company”) common stock, which resulted in a reduction to stockholders’ deficit of $3,839,886, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs. Convertible Debentures with a principal value of $1,000,000 were converted, based on a conversion price of $2.50 per share, into 400,000 shares of the Company’s common stock, which resulted in a reduction to stockholders’ deficit of $1,111,798, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 9).

During the first quarter of 2002, the Company sold common stock in a private placement transaction, which reduced the conversion price of the Convertible Debentures to $2.50 per share. The reduction of the conversion price resulted in a beneficial conversion feature charge of $802,000, which was recorded as debt discount and a reduction to stockholders’ deficit. The debt discount was amortized to interest expense over the remaining life of the Convertible Debentures (see Note 9).

Due to the conversion and repayment of all of the Convertible Debentures during the third quarter of 2002, the conversion price of the convertible long-term debt was reset to $2.75 per share. The reduction of the conversion price resulted in a beneficial conversion feature charge of $1,098,381, which was recorded as a debt discount and a reduction to stockholders’ deficit. The debt discount is being amortized to interest expense over the estimated remaining term of the convertible debt (see Note 9).

The Company issued warrants to purchase 500,000 shares of KFx common stock in conjunction with the notes payable issued during the first quarter of 2002, resulting in debt discount of $446,265, which was amortized to interest expense through the maturity of the notes on June 30, 2002 (see Note 8).

The Company issued warrants to purchase approximately 14,365,000 shares of KFx common stock in conjunction with private placements of the Company’s common stock during the year, resulting in accretion expense of $15,145,694 (see Note 10). The Company was also obligated to issue additional warrants to purchase 1,858,065 shares of KFx common stock through the date the Form S-3 registration statement was deemed effective, resulting in other expense of $2,797,738. In September 2002, the investors agreed to waive their rights to receive these additional warrants, thus the warrants were not issued. However, the $2,797,738 charge that was initially recorded as other expense was not reversed.

The Company issued 387,133 shares of the Company’s common stock with a fair value of $965,963, of which 30,000 of these shares were issued to a related party of the Chairman and CEO, in exchange for consulting services during the year and to satisfy an obligation that existed at December 31, 2001. Accordingly, $820,874 was charged to general and administrative expense and $50,000 reduced a liability outstanding at December 31, 2001 and $95,089 is recorded as equity as of December 31, 2002 and was expensed in 2003.

Year Ended December 31, 2001

The Company issued 450,950 shares of common stock, of which 70,000 of these shares were issued to a related party of the Chairman and CEO and 141,450 are subject to redemption at the option of the holder (see Note 10), in exchange for consulting and investment banking services during the year and to satisfy an obligation that existed at December 31, 2000. Accordingly, $1,044,086 was charged to general and administrative expense and $139,848 reduced a liability outstanding at December 31, 2000.

The Company issued warrants to purchase 231,450 shares of KFx common stock in exchange for consulting and investment banking services, resulting in approximately $339,000 being charged to general and administrative expense based on the estimated fair value of the warrants as determined using a Black-Scholes option-pricing model (see Note 10).

Convertible Debentures with principal values of $1,400,000 and $6,200,000 were converted, based on a conversion price of $3.65 per share and $3.00 per share, respectively, into a total of 2,450,224 shares of the Company’s common stock which resulted in an addition to stockholders’ equity of $10,546,485, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs (see Note 9).

During the second quarter, the Company issued a warrant in conjunction with an unsecured note payable to the Company’s Chairman and CEO to purchase 285,000 shares of Pegasus common stock, resulting in a debt discount of approximately $102,000, which was recognized as interest expense on the issuance date.

KFX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

KFx, Inc. is a “clean energy” technology company with a patented process, which we refer to as K-Fuel™ technology, that adds value to coal producers and the electric power generation industry by significantly improving the quality of low-grade coal and facilitating the industry’s compliance with air emission standards. We operate a research, development, and demonstration facility near Gillette, Wyoming that includes a Class A laboratory and pilot plants capable of processing all types of source coal into K-Fuel™ using our proprietary technology. This facility provides critical information to our potential customers and governmental agencies in assessing the benefits of the K-Fuel™ process.

Currently, we are engineering, designing and fabricating a K-Fuel™ plant. The K-Fuel™ plant will employ the Company’s patented K-Fuel™ technology which uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal and other organic feedstocks into a low-moisture, high-energy solid clean fuel (“K-Fuel™”). KFx may also license K-Fuel™ technology domestically and internationally to various parties that desire to construct and operate K-Fuel™ production facilities.

Going Concern Uncertainty

The accompanying 2001 financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred losses of approximately $15,177,000 and negative cash flow from operations of approximately $6,738,000 in 2001, and had an accumulated deficit of $86,268,380 as of December 31, 2001. These factors coupled with the need for additional financing to meet current and ongoing obligations due within one year from April 12, 2002 raised substantial doubt about whether the Company could continue as a going concern. The 2001 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Consolidation Policy

The consolidated financial statements include the accounts of KFx and its wholly-owned subsidiaries, KFx Wyoming, Inc. (“KFxW”) and KFx Technology, Inc. (“KFxT”). The consolidated Balance Sheet at December 31, 2002 and the Statements of Operations in the two years ended December 31, 2002 were revised to reflect the discontinued operations of Pegasus. A detailed description of the equity transfer transaction involving Pegasus Technologies, Inc. (“Pegasus”) and K-Fuel LLC (“KFL”) is provided in Note 2. The consolidated Statement of Operations for the year ended December 31, 2003 includes the operations of Pegasus through the transaction date of November 26, 2003, presented as discontinued operations. Through November 26, 2003 the Company’s 51% interest in K-Fuel LLC (“KFL”) was accounted for as an equity investment since the 49% partner, Kennecott Energy Company (“Kennecott”) had certain participative rights. For the period November 26, 2003 to December 31, 2003 and as of December 31, 2003 the operations of KFL were consolidated with KFx and its wholly-owned subsidiaries.

K-Fuel™ Revenue

The Company recognizes revenue from K-Fuel™ licenses when an agreement has been signed, all significant obligations have been satisfied and the fee is fixed or determinable. KFx recognizes revenue related to research and development contracts as the services are performed under third party contracts. This revenue is comprised of multiple contracts and these contracts are entered into intermittently.

Pegasus Software License and Services Revenue

Prior to the disposition of Pegasus, more fully discussed in Note 2, the Company recognized revenue in the operations of Pegasus in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of Statement of Position 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company derived revenues from license fees, for the Company’s NeuSIGHT® and Perfecter® software, and services, including installation, implementation, maintenance and training, under the terms of both fixed-price and time-and-materials contracts. Revenues were not recognized until persuasive evidence of an arrangement existed, either by way of a signed contract or signed purchase order, collectibility was reasonably assured, delivery had occurred or services had been rendered and the price was fixed or determinable.

Where services were essential to the functionality of the delivered software, the license fee and services revenue was generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The percentage of completion for each contract was determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may have periodically encountered changes in costs, estimated costs and other factors that may have led to a change in the original estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates were made in the periods in which the underlying factors requiring such revisions became known. If such revisions indicated a loss on a contract, the entire loss was recorded at such time. Amounts billed in advance of services being performed were recorded as deferred revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of fixed price contracts and all such amounts were expected to be billed in accordance with performance milestones specified in the contract and collected within twelve months. Deferred job costs represent up-front hardware costs incurred that would be amortized to expense over the term of related revenue recognition.

Services revenue provided under fixed-price contracts was generally recognized using the percentage-of-completion method of accounting described above. Revenue from other services provided pursuant to time-and-materials contracts was recognized as the services were performed. Annual maintenance revenue was recorded as deferred revenue and recognized ratably over the service period, which was generally twelve months.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments that consist primarily of taxable, short-term money market instruments and overnight deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase.

Discontinued Operations Including Assets Held for Disposal

For purposes of discontinued operations presentation in these consolidated financial statements the Company has separately identified the assets and liabilities of the Pegasus operations. Pegasus was previously reported and accounted for as an operating segment. The assets and liabilities of this former operating segment have been separately classified as “Assets held for sale” and “Liabilities associated with discontinued operations”, respectively, on the Consolidated Balance Sheet as of December 31, 2002. The loss from operating Pegasus has been aggregated for reporting purposes into a single line on the Consolidated Statements of Operations called “Loss from discontinued operations” for each of the three years ended December 31, 2003. The Company has made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of this asset were eliminated from our on-going operations in November 2003 and (b) the Company does not expect to have any significant continuing involvement in the operations of Pegasus in the future. As a result of this disposition KFx only operates in a single segment.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term maturity of the instruments.

Long-Lived Assets

The Company evaluates long-lived assets based on estimated future undiscounted net cash flows whenever significant events or changes in circumstances occur which indicate the carrying amount may not be recoverable. If that evaluation indicates that impairment has occurred, any loss is measured based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset. Impairments during 2003 totaled $106,703 relating primarily to scrap metal previously believed to be salable that was deemed to have no expected future cash value as of December 31, 2003.

As of December 31, 2002, management retained an independent appraisal firm to perform an analysis under SFAS No. 142, “Goodwill and Other Intangible Assets” of the Company’s goodwill that resulted from the Company’s acquisitions of Pegasus and the Power Optimization Segment of Pavilion Technologies, Inc. The goodwill impairment analysis was completed by comparing the fair value of the Pegasus reporting unit to its book value, including goodwill, and the goodwill was deemed to not be impaired. Through December 31, 2003 the Company was not aware of any impediments to the recoverability of its remaining intangible assets. The Company’s goodwill related to the acquisition of Pegasus was classified as an “Asset held for sale” at December 31, 2002 and was disposed of as of December 31, 2003 as part of the Equity Exchange Agreement more fully described in Note 2.

Property, Plant, and Equipment

K-Fuel™ Plant Under Construction

All costs that are directly related to the engineering, design, purchase or fabrication of K-Fuel™ plant equipment and which are expected to be used in a commercial K-Fuel™ plant project are capitalized. All costs that are directly related and/or allocable to developing a specific K-Fuel™ plant site for a commercial plant project are capitalized and separately identified as belonging to that site. If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected the capitalized costs are evaluated for impairment. Any cost that is not directly related to specific equipment or development of a specific site is expensed.

The Company begins recognizing depreciation on fixed assets once the assets are put into use. As such, no depreciation has been recognized on K-Fuel™ plant assets to date. Expenditures that extend the useful lives of assets are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Vehicles, office furniture and equipment	3-5 years

General engineering and technical services costs relating to the development of K-Fuel™ technology are expensed as incurred. Such costs are required to be expensed until such time as commercial feasibility of the product, process or improvement thereto is established, after which remaining costs are capitalized until general availability of the product. The period of time between achieving commercial feasibility and general availability is unknown at this time.

Patents

The costs of obtaining new patents are capitalized. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the expected useful lives of the patents which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

Deferred Financing Costs

The Company capitalized issuance costs related to the convertible debentures (Note 9). These costs were amortized over the life of the debentures using the straight-line method, the results of which were not materially different than using the effective interest method. At December 31, 2003 all debt issuance costs had been amortized.

Stock Based Compensation

The Company periodically grants qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under four stock option plans (Note 11) as well as outside the plans. Stock options granted to employees are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant. Stock options and other equity instruments granted to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.

Had compensation expense for the Company’s stock options granted to employees been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	Year Ended December 31
	2003	2002	2001
Net loss available to common stockholders, as reported	($8,282,947)	($39,987,320)	($15,177,076)
Add: Stock-option-based employee compensation expense included in reported net loss	—	—	—
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards	($1,318,870)	($558,685)	($649,216)

Pro forma net loss available to common stockholders	($9,601,817)	($40,546,005)	($15,826,292)

Basic and diluted net loss per share, as reported	($0.18)	($1.14)	($0.58)
Pro forma basic and diluted net loss per share	($0.21)	($1.16)	($0.61)

For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Year Ended December 31
	2003	2002	2001
Weighted-average:
Risk free interest rate	3.48%	3.20%	4.31%
Expected option life (years)	6.1	3.9	3.5
Expected volatility	69%	78.30%	81.50%
Expected dividends	None	None	None

Net Loss Per Common Share

Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year. The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares actually outstanding, except for instances in which there is a net loss. The Company’s incremental potential common shares outstanding at December 31, 2003 are approximately 22,876,000 and are comprised of stock options outstanding as described in Note 11 and warrants to purchase the Company’s common stock as described in Note 12. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management, with respect to the realizability of the Company’s property, plant and equipment, patents and prepaid royalty, has made significant estimates. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2003, the

Company had no transactions that were required to be reported as adjustments to determine comprehensive income.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under the law or written or oral contract. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. SFAS No. 143 was effective for the Company on January 1, 2003. The adoption of SFAS No. 143 had minimal impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) for the disposal of a segment of a business. The Company adopted this statement on January 1, 2002.

Revisions and Reclassifications

As a result of KFx’s disposition of its Pegasus operations in 2003, the Company’s previously reported Consolidated Balance Sheet, Statements of Operations and Statement of Cash Flows (for cash used (provided in) discontinued operations) for 2002 and 2001 have been revised to present the discontinued Pegasus operations and related assets and liabilities separate from continuing operations (See Note 2). Additionally, certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the current year presentation.

NOTE 2. DISCONTINUED PEGASUS OPERATIONS

On November 26, 2003 the Company completed an equity exchange transaction with Kennecott Energy Company (“Kennecott”). In accordance with terms contained in the Equity Exchange Agreement (“Agreement”) Kennecott transferred to KFx its 49% membership interest in KFL and the full ownership of all related technology developed by Kennecott. Prior to the consummation of this transaction, KFx owned a 51% membership interest in KFL. In exchange, KFx transferred its ownership interests in Pegasus to Kennecott. KFx had previously held approximately 65% ownership in Pegasus.

As part of this transaction, an intercompany working capital loan from KFx to Pegasus with an outstanding balance of approximately $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows the Company has not recognized an asset or any associated income. Pursuant to the terms of the Agreement, Kennecott repaid KFx approximately $1 million, plus accrued interest, that KFx had loaned to Pegasus during the first nine months of 2003, under this working capital line of credit. Kennecott also paid to the Chairman and CEO of KFx $184,595 to retire indebtedness owed by Pegasus and $301,138 to a director of KFx and his company to retire indebtedness owed by Pegasus.

In connection with the Agreement, KFx paid $500,000 to Pavilion Technologies, Inc. (“Pavilion”) to obtain agreement from Pavilion to waive their right to demand acceleration of royalty obligations due to Pavilion from Pegasus upon the change in control of Pegasus. KFx is to be repaid 50% of this amount as part of the note receivable from Pegasus (see Note 3) and the remaining 50% was included in the contingent obligations due from Pegasus. Kennecott also received a license and all necessary rights to build and operate up to three commercial K-Fuel™ plants and to market K-Fuel™ or other production from those plants. Each plant can have annual capacity of up to three million tons and Kennecott will pay applicable royalty and license fees for these three plants

The Company accounted for the disposal of these operations in accordance with SFAS No. 144 (See “Discontinued Operations Including Assets Held for Disposal” policy in Note 1). As such, the Company has presented the gain on disposal and loss from discontinued operations of this former component of our business on the face of the Consolidated Statements of Operations for the three years ended December 31, 2003. In addition, in order to provide information relating to the assets and liabilities of this former operation we have separately identified discontinued operations on the Consolidated Balance Sheet for 2002. At the date of disposition and at December 31, 2002 the liabilities of Pegasus exceeded its assets and the additional assets acquired from KFL, in exchange, were insignificant.

The following tables present the summarized results of Pegasus’ discontinued operations for the Consolidated Statement of Operations for the two years ended December 31, 2002 and the period from January 1, 2003 through November 26, 2003 and the Consolidated Balance Sheet as of December 31, 2002.

	Period ended November 26, 2003	Year ended December 31,
		2002	2001
Revenue	$5,358,167	$5,154,008	$3,003,057

Net loss from discontinued operations	$(1,414,705)	$(5,066,286)	$(4,121,174)
Gain on disposal of discontinued operations	3,377,029	—	—

Net gain (loss) from discontinued operations	$1,962,324	$(5,066,286)	$(4,121,174)

As of December 31, 2002
Current assets	$2,060,174
Property, plant and equipment, net	153,637
Goodwill and other intangibles	7,920,928
Other assets	79,888

Total assets held for sale	$10,214,627

Current portion of liabilities associated with discontinued operations	$(5,415,914)
Other long-term liabilities	(6,355,483)

Total liabilities associated with discontinued operations	$(11,771,397)

Net liabilities associated with discontinued operations	$(1,556,770)

NOTE 3. NOTE RECEIVABLE - PEGASUS

On July 25, 2001, Cinergy Corporation (“Cinergy”) advanced $3.5 million to Pegasus against an existing contract between Pegasus and Cinergy. The advance earned interest at 7% per annum, payable monthly. Per the terms of the agreement, Cinergy could elect to apply future Pegasus invoices against the advance or convert the balance of the advance into either KFx or Pegasus common stock. Cinergy also had the right to require repayment of the advance under certain circumstances. As additional consideration Cinergy received warrants to purchase 200,000 shares of KFx common stock, with beneficial re-pricing rights, contingent on the Company repaying its convertible debentures.

In relation to the above transaction, the Company granted a warrant for professional services rendered to purchase 68,507 shares of the Company’s common stock at an exercise price of $3.00 per share, expiring 5 years from the date of grant. The estimated fair value of the warrant of approximately $127,000 based, on the Black-Scholes option-pricing model, was recorded as debt issue costs and was being amortized over the expected term of the related note. During 2003, this warrant was cancelled as part of a settlement transaction. As such the Company amortized the remaining debt issuance costs of $66,237 during 2003.

On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx. The advance balance from Cinergy to Pegasus was $2,394,994 on September 11, 2003, and was converted into 870,907 shares of KFx stock at a price of $2.75 per share, in accordance with the terms of the agreement. At conversion of this note receivable Pegasus became indebted to KFx for the remainder of the balance outstanding. As additional consideration to KFx in the Agreement described in Note 2, $250,000 of the payment made by KFx to Pavilion was added to the note receivable due KFx. The note accrues interest at 7% per annum, payable monthly. Payments on the note are due pursuant to an assignment of certain cash proceeds due to Pegasus from Cinergy. The Company has certain rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. As of December 31, 2003 the total balance due on this note was $2,617,453, including accrued interest and the current amount receivable was $1,131,000.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31
	2003	2002
K-Fuel™ demonstration plant	$10,854,375	$10,854,375
Vehicles, office furniture and equipment	810,713	544,681

Total	11,665,088	11,399,056
Less accumulated depreciation	(11,330,756)	(11,272,941)

Property and equipment, net of accumulated depreciation	$334,332	$126,115

Plant construction in progress	$6,315,011	$—

Depreciation expense was $111,148, $85,348 and $1,043,754 in 2003, 2002 and 2001, respectively. The K-Fuel™ demonstration plant was fully depreciated as of December 31, 2003 and 2002; however, since it continues to be a significant source of testing and demonstration for the Company’s potential customers we have presented its original cost basis and accumulated depreciation for informational purposes.

NOTE 5. PATENTS

Patents consisted of the following:

	December 31
	2003	2002
Domestic and foreign patents granted	$1,788,284	$1,732,500
Domestic and foreign patents pending	261,557	385,787

Total patents	2,049,841	2,118,287
Less accumulated amortization	(783,918)	(669,755)

Net book value	$1,265,923	$1,448,532

Patent amortization expense, including abandoned patents pending, was $263,745, $189,364 and $342,382 in 2003, 2002 and 2001, respectively.

Most of our early patents are near their expiration dates. However, our on-going research and development activities often lead to new methods of applying heat and pressure to beneficiate coal, and new patent applications are filed for many of these new methods. Even as the Company is constructing commercial plants, we will continue our efforts to find new and better ways to improve our technology.

NOTE 6. INVESTMENT IN K-FUEL, LLC (“KFL”)

In April 1996, the Company and a wholly-owned subsidiary of Kennecott formed KFL as a vehicle for further technical advancement and the commercialization of business opportunities arising from the K-Fuel™ technology, including research and development, sublicensing, marketing and consulting, but not including any actual construction of plants or facilities to produce K-Fuel™ products on a commercial basis. At the date of organization and through November 26, 2003 KFX owned 51% and Kennecott owned 49% of the interests.

KFL incurred research and development costs totaling approximately $92,000, $54,000 and $347,000 in 2003, 2002 and 2001, respectively. The Company contributed approximately $66,000 and $59,000 to KFL during 2003 and 2002, respectively and made no contribution to KFL during 2001. The Company recognized losses of $209,163 and $951 in 2003 and 2002, respectively and income of $3,944 in 2001 for its share of the income and expenses of KFL.

In November 2003 KFx acquired all interests in KFL not previously owned pursuant to the Agreement more fully disclosed in Note 2. The assets acquired in this transaction were insignificant. Pursuant to the Agreement, at December 31, 2003 the Company owned and consolidated 100% of KFL.

NOTE 7. PREPAID ROYALTY

In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel™ technology. As a result of the agreement, Mr. Koppelman’s royalty is 25% of the Company’s worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. The total amount paid under this agreement through December 31, 2003 was approximately $280,000.

As consideration for an amendment to the royalty agreement, more fully described in Note 13, the Company paid Mr. Koppelman $300,000 in cash and issued a promissory note for $200,000, which was paid in full in 1997. The $500,000 prepaid royalty represents an advance payment on future royalty obligations, has no specified expiration date and is solely dependent upon the issuance of licenses. The prepaid royalty is amortized as licenses to K-Fuel™ technology are sold. During 2002 an additional

$25,000 prepayment was made as a result of the sale of a $100,000 K-Fuel™ license. Through December 31, 2003, the Company has recognized expense of approximately $8,200 relating to the prepaid royalty.

NOTE 8. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2003	2002
Unsecured promissory note, interest at 8.0 percent, due on demand	$—	$245,000
Unsecured promissory note, compounded interest at 7.0 percent, payable on demand	170,000	170,000

Total	170,000	415,000
Less current maturities	(170,000)	(325,000)

Long-term portion	$—	$90,000

At the request of the holder of the $170,000 unsecured promissory note, payments during 2003 were deferred and the note became payable on demand.

In January 2002, the Company borrowed $500,000 under an unsecured note payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreement included a warrant to purchase 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $223,817, which was amortized to interest expense over the term of the note. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero. On July 1, 2002, a cash payment of $523,561 was made to pay the entire obligation due on this note. During 2003 the warrant holder exercised his right to purchase 125,000 common shares of KFx at a price of $3.00. Total proceeds to the Company were $375,000. At December 31, 2003, the right to purchase 125,000 shares remained outstanding and fully exercisable.

In February 2002, the Company borrowed $500,000 under four unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002. The terms of the agreements included warrants to purchase a total of 250,000 shares of common stock of KFx at an exercise price of $3.00 per share. The Company estimated the fair value of the warrant and recorded a debt discount of $222,448, which was amortized to interest expense over the term of the notes. The Company calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants in accordance with APB 14. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero. On July 1, 2002, a cash payment of $518,850 was made to pay the entire obligation due on this note. At December 31, 2003, the right to purchase 250,000 shares remained outstanding and fully exercisable.

NOTE 9. CONVERTIBLE DEBENTURES

On July 31, 1997, the Company completed a private placement of unsecured convertible debentures (the “Debentures”). The Debentures had a maturity date in July 2002 at 112% of principal amount, and had an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31. The Debentures had conversion rights into KFx common stock at varying conversion prices at specified dates. Additionally, the Debentures were callable by the Company at 130% of the principal amount.

Furthermore, the Debentures contained provisions that would reduce the Debenture conversion price if the Company sold or issued any equity instrument of KFx at a price below $3.75 per share. In connection with the placement of the Debentures, the Company incurred costs totaling $2,435,565, which were recorded as debt issue costs and were amortized over the life of the Debentures.

On December 3, 2001, the Company sold common stock for $3.00 per share to a private investor, which reduced the conversion price of the Debentures to $3.00 per share. As a result of the reduction of the conversion price, the difference between the new conversion price and the fair value of the Company’s common stock on the original issuance date of the Debentures resulted in a beneficial conversion feature of approximately $2,283,000, calculated in accordance with the FASB Emerging Issues Task Force’s (“EITF”) EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27, “Application of Issue No. 95 to Certain Convertible Instruments”. The beneficial conversion feature was amortized through July 24, 2002, the redemption date of the Debentures. During 2002, the Company recorded $1,099,785 in interest expense related to the amortization of the debt discount.

On March 28, 2002, the Company sold common stock in a private placement transaction for $2.50 per share, which reduced the conversion price of the Debentures to $2.50 per share in accordance with provisions of the Debentures. As a result of the reduction of the conversion price, the difference between the new conversion price and the previously adjusted conversion price resulted in a beneficial conversion feature of $802,000, calculated in accordance with EITF 98-5 and EITF 00-27. The beneficial conversion feature was fully amortized by July 24, 2002, the redemption date of the Debentures.

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

NOTE 10. STOCKHOLDERS’ EQUITY

In March 2003, the Company issued 6.0 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 1.2 million shares of KFx common stock, which resulted in cash proceeds to the Company of $15.0 million. The warrants have an exercise price of $2.75 per share, are subject to adjustment and are exercisable over a five-year period. This private placement was made pursuant to a Common Stock and Warrant Purchase Agreement (“March 4 Purchase Agreement”) dated March 4, 2003. The warrants were recorded at their estimated fair value of approximately $1,839,000. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 73%, a risk free interest rate of 2.6% and a dividend yield of zero.

In March 2003, the Company issued 1,745,000 shares of KFx common stock at a price of $2.50 per share and warrants to purchase 349,000 shares of KFx common stock, which resulted in cash proceeds to the Company of $4,362,500. The warrants have an exercise price of $2.75 per share, are subject to adjustment and are exercisable over a five-year period. This private placement was made pursuant to a Common Stock and Warrant Purchase Agreement (“March 28 Purchase Agreement”) dated March 28, 2003. The warrants were recorded at their estimated fair value of approximately $547,000. The estimated fair value of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 72%, a risk free interest rate of 3.1% and a dividend yield of zero. Through the effective date of the registration statement of May 5, 2003, $2,848,143 of additional expense was recognized for the increase in fair value of the warrants. This amount was recorded as additional paid in capital at the effective date of registration.

During the period from March 28, 2002 through August 21, 2002, the Company entered into five separate transactions with certain investors (the “Investment Agreement”) whereby the Company issued 6.76 million shares at $2.50 per share and warrants for 14.365 million shares of its common stock. Cash to the Company from these transactions was $16.9 million. The warrants (See Note 12) have an exercise price of $2.75 and expire in March through August 2010. The investors also received a redemption right that would have become effective July 24, 2003, but was later cancelled by the investors on December 19, 2002.

As part of the investment agreements, the Company was required to register the shares and the warrants purchased by the investors, or the Company would have been required to issue additional warrants. However, effective July 19, 2002, the investors agreed to waive the registration effectiveness requirement in exchange for an increase in warrants, from 112.5% to 212.5% times the number of shares purchased for all of the transactions. Prior to the effectiveness of the registration statement, and until the effectiveness requirement was cancelled, the Company was required to record other expense of $2,797,738, based on a Black-Scholes option-pricing model for the effect of these penalty warrant obligations. Under current accounting rules this charge was not reversed when the penalty warrant provision terminated. The five transactions are summarized as follows:

Transaction Date	Shares of KFx Common Stock Issued	Final Number of Warrants Granted (Including Penalty Warrants)	Cash Proceeds Received
March 28, 2002	2,000,000	4,250,000	$5,000,000
April 30, 2002	2,400,000	5,100,000	6,000,000
July 1, 2002	400,000	850,000	1,000,000
July 19, 2002	1,460,000	3,102,500	3,650,000
August 21, 2002	500,000	1,062,500	1,250,000

Total	6,760,000	14,365,000	$16,900,000

Subject to the Limited Liability Agreement of K-Fuel LLC dated January 29, 1999, the investors may have the right under certain conditions to develop or participate in the greater of K-Fuel™ commercial projects with an annual output capacity of 50 million tons per year or six commercial projects. The rights granted to the investors also gave them the exclusive right to develop commercial projects in India until August 21, 2009, with additional seven-year terms dependent on achievement of milestones to be determined in good faith by the Company and the investors. Additionally, the investors received a right of first refusal to market K-Fuel™ in the United States should the Company decide to pursue marketing arrangements with third parties. Finally, one of the investors received the right to select two persons to serve on the board of directors of KFx. This provision remains in force until the investors hold less than 400,000 shares of KFx’s common stock.

KFx used the proceeds from these transactions as follows (amounts are approximated):

$4,400,000	Retire amounts due Pavilion Technologies, Inc.
3,800,000	Repurchase Pegasus Series C Preferred Stock
3,500,000	Retire the balance of KFx’s 6% Convertible Debentures
1,000,000	Repay short-term notes payable
450,000	Funding for a K-Fuel™ demonstration plant
3,750,000	General corporate purposes

$16,900,000

As noted above, due to the delay in meeting the registration requirement of the investment transactions, KFx was required to issue additional warrants. Because there was no cap on the number of additional warrants to be issued until the registration statement became effective, the value of the warrants that were issued in the March 28th, April 30th and July 1st transactions were valued using a Black-Scholes option pricing model and recorded as a liability on KFx’s balance sheet in accordance with the Emerging Issues Task Force (“ETIF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The table below summarizes the values used in the Black-Scholes model for each of the three transactions.

Values Used	March 28, 2002	April 30, 2002	July 1, 2002	Total
Warrant life	8 years	8 years	8 years
Expected volatility	67%	67%	67%
Risk-free interest rate	5.70%	5.00%	4.50%
Dividend yield	0.0%	0.0%	0.0%
Estimated fair value	$4,484,992	$4,989,020	$771,682	$10,245,694
Transaction net proceeds	$5,000,000	$6,000,000	$1,000,000	$12,000,000
Difference recorded as redeemable common stock	$432,655	$991,564	$228,318	$1,652,537
Difference recorded as debt issuance costs	$82,353	$19,416	$—	$101,769

The difference for each transaction was originally recorded as redeemable common stock, net of debt issuance costs. When the registration statement was declared effective on August 30, 2002, the warrants were adjusted to their estimated fair value on that date. The table below summarizes the values used in the Black-Scholes model to determine the estimated fair values of the warrants issued.

Values Used	March 28	April 30	July 1	July 19	August 21	Total
Warrant life	7.58 years	7.67 years	7.84 years	7.89 years	7.98 years
Expected volatility	67%	67%	67%	67%	66%
Risk-free interest rate	3.80%	3.80%	3.80%	3.80%	3.80%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Estimated fair value	$3,339,142	$4,015,840	$674,120	$11,860,905	$1,599,378	$21,489,385

The $4,230,405 difference between the estimated fair value of the warrants at June 30, 2002, or their issue date if later, and the fair value of the warrants at August 30, 2002 was included in other expense on the consolidated statement of operations. At August 30, 2002, upon effectiveness of the registration statement, the total estimated fair value of the warrants of $21,489,385 was reclassified to equity.

In May 2002, the Company entered into an agreement to issue 100,000 shares of KFx common stock and issued a warrant to purchase 112,500 shares of KFx common stock with an exercise price of $2.75 per share expiring 8 years from the date of issuance, with Eastgate Management Corporation (“Eastgate”) in exchange for a $250,000 full recourse note, which matured on February 1, 2003. The fair value of the common stock on the date of the agreement was $270,000 and the warrant had an estimated fair value of $218,337. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.9% and a dividend yield of zero. In conjunction with the agreement for the sale of common stock and issuance of the warrant, the Company entered into an additional agreement with Eastgate to provide consulting services to the Company over a 10-month period ending February 2003 for $250,000. As a result of the fair value of the common stock and warrant being more determinable than the consulting services, the Company recorded the common stock and the warrant at their estimated fair value. The difference between the estimated fair value of the common stock and warrant, less the $250,000 note receivable, was recorded to deferred compensation for consulting services. The Company offset the note receivable against the cost of consulting services. The note receivable and deferred compensation for consulting services are reflected on the Company’s Consolidated Balance Sheet in the Stockholders’ Deficit section as “Note receivable and other”, as the amounts are the result of an equity issuance. The Company amortized the original outstanding amount of the note and the deferred compensation for the consultant of $488,337 over the 10-month consulting services agreement, which expired in February 2003.

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

In July 2001, the Company sold 1,000,000 shares of KFx common stock at a price of $3.65 per share and issued a warrant to purchase 500,000 shares of KFx common stock with an exercise price of $3.65 per share expiring three years from the date of issuance, to an institutional investor, resulting in proceeds to the Company of $3,500,000, net of transaction costs. In conjunction with this investment, the Company issued a warrant, expiring three years after the date of issue, exercisable for 100,000 shares of KFx common stock, at a price of $3.65 per share, subject to certain adjustments, to an advisor to the transaction. In June 2002, the Company reduced the exercise price of the warrant to $3.00 per share and extended the exercise period of the warrant by an additional two years from the original issuance date. As a result of the modification of the terms of the warrant, the difference between the fair value of the modified warrant and the fair value of the warrant immediately prior to modification was estimated at $399,446 and is reflected in the Consolidated Statement of Operations as a “Deemed dividend attributable to warrant holder.” The fair value of the modified warrant was estimated at $805,316 using a Black-Scholes option-pricing model using a remaining expected life of 4.12 years, expected volatility of 78%, a risk free interest rate of 4% and a dividend yield of zero. The fair value of the warrant immediately prior to modification was estimated at $405,870 using a Black-Scholes option-pricing model using a remaining expected life of 2.12 years, expected volatility of 65%, a risk free interest rate of 3.2% and a dividend yield of zero.

During 2001, the Company issued 141,450 shares of common stock, which was previously presented as redeemable common stock on the balance sheet to an investment banker in return for services rendered. The common stock was redeemable for cash at the option of the holder at the greater of $3.00 per share or the weighted-average fair market value of the Company’s common stock for the preceding fifteen days. The stock was only redeemable after the Company consummated a qualifying equity transaction, which occurred on March 28, 2002 (see above). On September 5, 2002, the holder of the stock waived its put option relating to this stock and the redemption value of the common stock was reclassified to equity. Pursuant to the waiver agreement, the Company issued a warrant for 180,000 shares of KFx common stock. The warrant is exercisable at $2.75 per share and expires 5 years from the date of grant. The Company estimated the fair value of the warrant and recorded $183,965 as marketing, general and administrative expense on the issuance date. The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 73%, a risk free interest rate of 2.9% and a dividend yield of zero.

NOTE 11. STOCK OPTION PLANS

The Company has four qualified stock option plans (“Option Plans”): the Amended and Restated Stock Option Plan (the “1992 Plan”) the 1996 Stock Option and Incentive Plan (the “1996 Plan”); the 1999 Stock Incentive Plan (the “1999 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”). These plans are administered by the Compensation Committee of the Company’s Board of Directors (“Committee”), which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options (“ISO”).

The 1992 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of non-qualified stock options (“NSO”) and ISOs. Stock options granted under the 1992 Plan generally vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date thereafter until fully vested. The Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control. As a result of Thermo Ecotek Corporation’s (“TCK”) investment in the Company on January 31, 1997, which increased its ownership in the Company to in excess of 15 percent, which constituted a change in control, all options outstanding under the 1992 Plan became fully vested. Stock options granted under the 1992 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,000,000 shares of common stock for issuance under the 1992 Plan, of which 578,000 options remain available for grant as of December 31, 2003. There were no grants under the 1992 Plan during 2003, 2002 or 2001; however, 350,000 options expired during 2003 and were returned to the plan for potential future grants.

The 1996 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of NSOs, ISOs, stock appreciation rights (“SAR”) and restricted stock. Stock options granted under the 1996 Plan generally vest 20 percent on the first anniversary date of the grant, and an additional 20 percent each anniversary date thereafter until fully vested. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. Stock options granted under the 1996 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the

1996 Plan, of which 530,666 options remain available for grant at December 31, 2003. There were no grants under the 1996 Plan during 2003, 2002 or 2001; however, 260,000 options expired during 2003 and were returned to the plan for potential future grants.

The 1999 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Company’s common stock, except that vesting is not required upon a change in control. The Company has reserved 2,000,000 shares of common stock for issuance under the 1999 Plan, of which 25,000 options remain available for grant at December 31, 2003. No SARs were granted in 2003 or 2002 under the 1999 Plan.

The 2002 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan Company’s common stock, except that vesting is not required upon a change in control. The Company has reserved 2,000,000 shares of common stock for issuance under the 2002 Plan. As of December 31, 2003 1,283,000 options were granted, and 120,000 common shares were granted, leaving 597,000 shares remaining in the 2002 plan at December 31, 2003. Of the 120,000 shares granted, 65,000 were issued to an officer of the Company and 35,000 were issued to two consultants for the Company. The remaining 20,000 granted are expected to be issued during 2004 subject to certain performance criteria. We recognized approximately $415,000 of compensation expense related to the 65,000 shares immediately issued for the officers and approximately $224,000 of general and administrative expenses for the 35,000 shares immediately issued to the consultants. No SARs were granted in 2003 or 2002 under the 2002 Plan.

In addition to the 1992 Plan, the 1996 Plan, the 1999 Plan and the 2002 Plan, the Company has issued non-qualified stock options and SARs related to various compensation and fee agreements with directors and employees of and consultants to the Company.

The following table summarizes the Company’s stock option activity for the three-year period ending December 31, 2003:

	Option Activity		Options Exercisable
	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share
Balance December 31, 2000	3,288,000	$4.33	2,684,000	$4.39
Expired and cancelled	(275,000)	$3.75

Balance December 31, 2001	3,013,000	$4.38	2,785,000	$4.43
Expired and cancelled	(120,000)	$3.75

Balance December 31, 2002	2,893,000	$4.41	2,826,000	$4.42
Granted	1,283,000	$3.65
Exercised	(629,400)	$3.08
Expired	(610,000)	$6.09

Balance December 31, 2003	2,936,600	$4.01	2,506,600	$3.45

Stock options outstanding and exercisable as of December 31, 2003 are summarized below:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted - Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.75 - $3.64	685,000	6.2	$2.96	545,000	$3.02
$3.75 - $5.38	2,121,600	2.5	$4.20	1,881,600	$4.24
$6.04 - $6.39	130,000	6.9	$6.36	80,000	$6.35

$2.75 - $6.39	2,936,600	3.6	$4.01	2,506,600	$4.04

All stock options granted during each of the three years ended December 31, 2003 were at exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant. Generally such grants were at the greater of fair market value of the Company’s common stock on the date of grant or $3.75 per share ($3.65 per share after November 1, 1999, $3.00 per share after December 3, 2001 and $2.50 per share after March 28, 2002) due to restrictions imposed under the Debentures.

Stock Appreciation Rights

During the second half of 1999, the Company’s board of directors adopted a policy of granting stock-based compensation to directors in lieu of directors’ fees. These SARs are not presented in the table of Option Plans above since, upon their issuance, their value was accounted for as expense. However, the following discussion provides the activity for SARs and their subsequent exercise for plan options during the three year period ended December 31, 2003. As of December 31, 2000 there were 1,283,334 SARs outstanding. Of which 158,334 and 1,125,000 were issued from the 1996 and 1999 plan, respectively.

During 2001, SARs for 325,000 shares at a price of $1.375 per share were granted to directors from the 1999 Plan. Additionally, the Company granted SARs for 524,000 shares and 50,000 shares at $2.25 and $2.70 per share to employees and consultants, respectively, from the 1999 Plan. The SARs prices were equal to or greater than the Company’s closing stock price on the dates of grant and the SARs were generally fully vested at the date of grant. Outstanding SARs became exercisable on July 24, 2002, upon the repayment of the Debentures by the Company. SARs granted to directors expired in ten years and those granted to consultants generally expired five years from date of grant. The SARs granted to employees expired thirty days after the Debentures were retired. Upon exercise of any of the SARs, the Company had the option of (a) paying the stock appreciation in excess of the grant price in cash, (b) converting the SAR to a non-qualified stock option for the same number of shares as covered by the SAR at the SAR grant price, or (c) granting common stock of the Company with a value at the date of exercise equivalent to the amount of stock appreciation at the date of exercise. During 2001 180,000 SARs from the 1999 Plan were cancelled. The total outstanding SARs at December 31, 2001 were 2,002,334.

Since the SARs were exercisable, the Company recorded $2,056,523 as marketing, general and administrative expense for the SARs based upon the number of SARs exercisable at June 30, 2002, multiplied by the difference between the fair value of KFx common stock ($2.55 at June 30, 2002) and the exercise price of the respective SARs. During the quarter ended September 30, 2002, SARs for 245,000 shares of KFx common stock were exercised for options in the 1999 Plan. These SARs were adjusted to their intrinsic value on the date of exercise, resulting in a decrease of $29,400 in marketing, general and administrative expense. At September 30, 2002, the remaining outstanding SARs were adjusted to their intrinsic value of $1,167,084, based on the fair value of KFx common stock ($2.00 at September 30, 2002), resulting in a decrease of $860,039 in marketing, general and administrative expense. During the quarter ended December 31, 2002, SARs for 1,579,000 shares of KFx common stock were exercised for options in the 1999 Plan. These SARs were adjusted to their intrinsic value on the date of exercise, resulting in an increase of $581,995 in marketing, general and administrative expense. At December 31, 2002, 158,334 outstanding SARs were exercised for options in the 1996 Plan and adjusted to their intrinsic value of $233,139, based on the fair value of KFx common stock ($2.59 at December 31, 2002), resulting in an increase of $73,345 in marketing, general and administrative expense. SARs that were exercised into plan options during 2002 were satisfied with the issuance of stock options from the 1996 or 1999 Plan with an exercise price equal to the exercise price of the respective SAR.

In early January 2003 the remaining 20,000 outstanding SARs were exercised for options in the 1999 Plan. During the time in January that these SARs were outstanding we recognized approximately 2,400 in expense related to their adjustment to intrinsic value. In 2003 485,634 of these options were exercised at a weighted average price of $1.81, which generated proceeds to the company of approximately $879,000. The remaining 1,516,700 SARs exercised for stock options expire three years from the date of issuance. No SAR’s were granted to directors, employees or consultants in 2003 or 2002.

NOTE 12. WARRANTS TO PURCHASE COMMON STOCK

Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. The following table summarizes the outstanding warrant activity for 2003:

	Number Of Potentially Exercisable Shares	Exercise Price Per Share	Expiration
Balance at December 31, 2000	2,038,333	$3.65 – $5.00	2001-2005
Granted	2,914,842
Expired	(230,000)

Balance at December 31, 2001	4,723,175	$3.00 – $5.00	2002-2006
Granted	17,622,500
Expired	(576,838)

Balance at December 31, 2002	21,768,837	$2.25 – $3.65	2004-2010
Granted	2,749,000
Exercised	(4,365,000)
Cancelled	(1,300,000)

Balance at December 31, 2003	18,852,837	$2.64 – $3.65	2004-2010

Warrant rights for 1,549,000 shares of our common stock were granted to the investors in our March 2003 private equity transactions (see Note 10). The warrants are exercisable at a price of $2.75 per common share, are subject to adjustment and are exercisable over a five-year period.

In May 2003, the company issued a warrant for the purchase of 1,000,000 common shares of the Company at an exercise price of $2.75 per share to a consultant as part of a 3-year services agreement. The warrant vests as follows: (i) 2/9ths or 222,222 shares vested on the date of the agreement, March 1, 2003 and (ii) remaining warrants vest 1/36, or 27,778 on the first day of each month thereafter for a total of 24 months. At December 31, 2003 the right to purchase approximately 472,000 of our common shares had vested under this services agreement. The Company recognized approximately $1,346,000 of expense for these services during 2003 based on the fair value of the warrants that vested during the year. Additionally, in November 2003, we granted a warrant to this consultant for the purchase of 100,000 shares of our common stock at an exercise price of $2.75. We recognized an additional $148,000 in general and administrative expenses for the granting of this warrant based on the fair value of the underlying stock on the date of grant. We also granted a warrant to an investment banking company during the year. At the date of issuance the exercise price of the 100,000 share warrant was greater than the market price of our common stock. Therefore, we recognized no additional expense for the issuance of this warrant.

Warrants granted in 2002 related to private investment transactions (see Note 10), financing transactions (see Note 8) and certain professional service expenses (see Note 10).

Warrants granted in 2001 related to the sales of Pegasus Series C preferred stock, a formerly held operation (see Note 2), private investment transactions (see Note 10), the Cinergy advance, now the Pegasus Note Receivable, (see Note 3) and certain professional service expenses (as follows).

In November of 2001, the Company granted a warrant for professional services rendered to purchase 141,450 shares of the Company’s common stock at an exercise price of $3.00 per share. The estimated fair value of the warrant of approximately $274,000 was recorded as marketing, general and administrative expense and was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 76%, a risk free interest rate of 4.12%, and a dividend yield of zero. The warrant expires 5 years from the grant date and as of December 31, 2003 the warrant was outstanding and fully exercisable.

In December of 2001, the Company granted a warrant for professional services rendered and to be rendered in future periods to purchase 90,000 shares of the Company’s common stock at an exercise price of $3.65 per share. The estimated fair value of the warrant of approximately $131,000 was allocated between prepaid expense and marketing, general and administrative expense and was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 84%, a risk free interest rate of 3.28%, and a dividend yield of zero. The warrant expires 3 years from the grant date. As of December 31, 2003 the warrant was fully exercised.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx, Inc. and others, United States District Court Southern District of New York, filed March 7, 2003. A stockholder suing derivatively on our behalf has filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, KFx and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and certain investors completed in 2002. The action seeks disgorgement of profits, interest, attorneys’ fees and costs. Based on settlements negotiated between KFx and the other defendents, the court granted the defendants’ motion for summary judgment on January 20, 2004 and dismissed all claims with prejudice. The plaintiff, Leon S. Segen, derivately on behalf of KFx, filed a notice of appeal on January 29, 2004. No material adverse affect on KFx is expected from this litigation.

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

K-Fuel™ Plant

The Company spent approximately $2 million from January 1, 2003 through February 2004 in addition to the approximately $6.3 million capitalized at December 31, 2003 toward the construction of our K-Fuel™ Plant. The Company has issued purchase orders for equipment for an additional $800,000 as of March 8, 2004.

Operating Leases

The Company is obligated for non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. Rent expense in 2003, 2002 and 2001 was approximately $255,000, $284,000 and $266,000, respectively. Certain of the leased property, principally office space, has been sublet to third parties under non-cancelable operating leases. Sublease income was approximately $143,000, $181,000 and $166,000 in 2003, 2002 and 2001, respectively. Approximate future minimum lease payments and sublease receipts are as follows:

Year Ending December 31	Lease Amounts Payable	Sublease Amounts Receivable	Net Amount
2004	$344,000	$(124,000)	$220,000
2005	168,000	—	168,000
2006	118,000	—	118,000
2007	56,000	—	56,000
2008	8,000	—	8,000

Total	$694,000	$(124,000)	$570,000

Royalties

In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel™ technology. As a result of the agreement, Mr. Koppelman’s royalty is 25% of the Company’s worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75,222,000. Mr. Koppelman is now deceased and his estate holds all royalty rights. Mr. Koppelman bequeathed 50 percent of his total royalties to Ted Venners, Chairman and CEO of the Company. Subject to the Limited Liability Agreement of K-Fuel LLC dated January 29, 1999, the royalties due the Estate of Edward Koppelman may be subordinated until a 15 percent rate of return is achieved on the initial plant constructed under that agreement. The total amount paid under this agreement through December 31, 2003 was approximately $280,000 including a $25,000 payment made during 2002 as a result of the sale of a $100,000 K-Fuel™ license (See Note 7).

The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (excluding the KFP Facility) located in the United States in which the feedstock is coal and which uses the Company’s older Series “C” K-Fuel™ technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through December 31, 2003 under these agreements.

NOTE 14. INCOME TAXES

The Company’s operations are principally domestic, with income taxable at the federal statutory rate of 34% plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

	2003	2002
Gross deferred tax assets:
Loss (NOL) carryforwards	$26,675,000	$23,257,000
Depreciation and amortization	1,634,000	1,632,000
Deferred compensation	33,000	33,000
Stock, warrants and accrued liabilities	1,384,000	623,000
Other	1,234,000	1,263,000

Gross deferred tax assets	30,960,000	26,808,000
Deferred tax assets valuation allowance	(30,960,000)	(26,808,000)

Net deferred tax assets	$—	$—

No net deferred tax asset has been recorded for NOL carryforwards or other deferred tax assets because there is no assurance that such benefits will be realized. The Company’s tax return net operating loss carryforwards of approximately $66,451,000 expire in various amounts beginning in 2005. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code (“Section 382”).

The Company’s total provision for income taxes in 2003, 2002 and 2001 were different from the amount expected by applying the statutory federal income tax rate to the net loss. The approximate differences are as follows:

	2003	2002	2001
Expected tax benefit on loss before income taxes	$(2,816,000)	$(13,596,000)	$(5,160,000)
Expected state tax benefit, net	(273,000)	(1,320,000)	(501,000)
Beneficial conversion feature	369,000	902,000	769,000
Non-deductible items and other	(700,000)	179,000	12,000
Increase in valuation allowance	4,152,000	5,763,000	3,301,000
Accretion of redeemable common stock and deemed dividends	—	6,182,000	—
(Gain) loss on discontinued operations	(732,000)	1,890,000	1,579,000

Total income tax benefit	$—	$—	$—

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Venners & Company, Ltd. for public relations and governmental affairs services. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CEO. During 2003, the Company paid Venners & Company, Ltd. approximately $249,186 in cash for consulting fees and $31,523 for reimbursement of expenses incurred related to our business. The Company also provided office space for Venners & Company, Ltd., in Arlington, Virginia. The Company paid $59,500 in gross rent during 2003, but received $33,800 in sub-lease income from other tenants. During 2002, Venners & Company, Ltd. was paid $148,977 in cash for consulting fees. In 2002, John P. Venners was also paid 20,000 shares of our common stock for services provided in 2001 and 10,000 shares for services provided in 2002. Also during 2002, $37,707 was paid to Venners & Company, Ltd. as reimbursement for expenses relating to our business. The Company paid $68,319 for the office space in 2002 but received $47,989 in sub-lease income. The consulting agreement provides for a two-year term, which began January 1, 1994 and is automatically renewable for successive one-year periods, unless either party terminates it. Also, we are obligated to include Venners & Company, Ltd. in any cash-based employee benefit programs of ours.

The Company also is obligated to pay certain royalties to Theodore Venners, which is discussed in Note 13.

NOTE 16. SUBSEQUENT EVENTS

Stock Option Grants

From January 1, 2004 to March 8, 2004, the Company issued stock options to purchase 600,000 shares of KFx common stock and 100,000 restricted shares of common stock to employees. These stock options, from the Option Plans, have an exercise price of $7.75 per share, vest ratably over five years beginning January 1, 2005 and expire seven years from the date of grant. The exercise price of these stock options was equal to the closing price of the Company’s common stock on the date of issuance.

Capital Infusion

From January 1, 2004 to March 8, 2004 the Company raised approximately $4.7 million from the exercise of warrants and options.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Loss from continuing operations	$(1,881,329)	$(2,655,879)	$(2,677,550)	$(3,030,513)
Loss from discontinued operations	$(305,595)	$(470,727)	$(427,601)	$(210,782)
Gain on disposal of operations	$—	$—	$—	$3,377,029
Net (loss) income	$(2,186,924)	$(3,126,606)	$(3,105,151)	$135,734
Basic and diluted net loss per common share:
Continuing operations	$(0.04)	$(0.06)	$(0.06)	$(0.06)
Discontinued operations, net	$(0.01)	$(0.01)	$(0.01)	$0.07
Net (loss) income	$(0.05)	$(0.07)	$(0.07)	$0.01
2002
Loss from continuing operations	$(2,784,090)	$(5,414,471)	$(9,483,960)	$(702,096)
Loss from discontinued operations	$(836,788)	$(1,208,991)	$(860,408)	$(2,160,099)
Deemed dividend attributable to warrant holder and accretion of redeemable common stock	$(113,315)	$(7,247,722)	$(8,842,011)	$(333,369)
Net loss	$(3,734,193)	$(13,871,184)	$(19,186,379)	$(3,195,564)
Basic and diluted net loss per common share:
Continuing operations	$(0.09)	$(0.16)	$(0.25)	$(0.02)
Discontinued operations	$(0.03)	$(0.03)	$(0.03)	$(0.06)
Deemed dividend attributable to warrant holder and accretion of redeemable common stock	$(0.00)	$(0.22)	$(0.24)	$(0.01)
Net loss	$(0.12)	$(0.41)	$(0.52)	$(0.09)

Fourth Quarter Discussion

The Company recognized a gain on disposal of its Pegasus operations in the fourth quarter of 2003, which created net income for the quarter. Substantially all of the Company’s revenues were derived from its discontinued Pegasus operating segment. Therefore, since our presentation excludes these operations, revenues and gross margin were not provided in this table.

During the fourth quarter of 2002, (a) accretion of outstanding redeemable common stock to its redemption value resulted in expense of approximately $333,000 and (b) the issuance of common stock and warrants for consulting services resulted in approximately $175,000 of general and administrative expense.