Form 10-Q
period 2004-03-31
KFX INC
filed 2004-05-10
CIK 912365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission File Number: 0-23634

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

On May 3, 2004 there were 55,751,503 shares of the registrant’s common stock, $.001 par value, outstanding.

KFX INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KFX INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2004	DECEMBER 31, 2003
	(Unaudited)
	(Dollars and shares in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$24,247	$23,701
Prepaid expenses	100	104
Other current assets	191	238
Current portion of note receivable (Note 3)	865	1,006

Total current assets	25,403	25,049

Plant construction in progress (Note 4)	8,720	6,315
Property and equipment, net of accumulated depreciation (Note 4)	319	334
Patents, net of accumulated amortization	1,236	1,266
Note receivable (Note 3)	1,486	1,486
Prepaid royalty	516	517
Other assets	37	37

TOTAL ASSETS	$37,717	$35,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518	$3,084
Accrued liabilities	404	568
Interest payable	12	9
Deferred revenue	19	19
Note payable	170	170

Total current liabilities	2,123	3,850

Deferred revenue, less current portion	52	56

Total liabilities	$2,175	$3,906

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000 shares authorized, none issued
Common stock, $.001 par value, 120,000 shares authorized; 54,493 and 52,952 shares issued and outstanding, respectively	54	53
Additional paid-in capital	154,538	149,047
Accumulated deficit	(119,050)	(118,002)

Total stockholders’ equity	$35,542	$31,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,717	$35,004

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED
	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(Dollars and shares in thousands, except per share amounts)
OPERATING REVENUES
Demonstration plant & laboratory contract revenue	$8	$—
License fees	5	5

Total operating revenues	13	5

OPERATING COSTS & EXPENSES

Marketing, general & administrative	988	1,112
Engineering and technical services	27	508
Demonstration plant & laboratory	77	65
Royalty fees	1	1
Depreciation and amortization	86	62

Total operating costs and expenses	1,179	1,748

OPERATING LOSS	$(1,166)	$(1,743)

Other expense	—	(1)
Interest income	121	141
Interest expense	(3)	(256)

LOSS FROM CONTINUING OPERATIONS	$(1,048)	$(1,859)

Loss from discontinued operations (Note 2)	—	(328)

NET LOSS	$(1,048)	$(2,187)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.02)	$(0.04)
Loss from discontinued operations	—	(0.01)

Basic and diluted loss per share	$(0.02)	$(0.05)

Weighted-average common shares outstanding	53,845	40,526

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	UNAUDITED
	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net loss	$(1,048)	$(2,187)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	86	222
Equity in loss of unconsolidated affiliates	—	1
Amortization of debt discount	—	186
Common stock and warrants issued for services	329	185
Stock appreciation rights	—	2
Minority interest preferred dividends	—	59
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, unbilled revenue and deferred job costs	—	(628)
Prepaids and other assets	52	16
Deferred revenue	(4)	(37)
Accounts payable and accrued liabilities	(1,730)	527
Interest payable	3	12

Cash used in operating activities	(2,312)	(1,642)

INVESTING ACTIVITIES
Plant construction in progress and purchases of property and equipment	(2,413)	(55)
Collection of note receivable	141	—
Patent acquisition and pending patent applications	(32)	(8)
Cash paid on obligation for acquisition of business	—	(170)
Investments in equity based investees	—	(19)

Cash used in investing activities	(2,304)	(252)

FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	5,162	18,968

Cash provided by financing activities	5,162	18,968

Increase in cash and cash equivalents	546	17,074
Cash and cash equivalents, beginning of period	23,701	3,342

Cash and cash equivalents, end of period	24,247	20,416
Cash provided by discontinued operations	—	(21)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$24,247	$20,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$51

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Nature of Operations

KFx Inc. is a “clean energy” technology company with a patented process, which we refer to as K-Fuel™ (“K-Fuel”) technology that adds value to coal producers and the electric power generation industry by significantly improving the quality of low-grade coal and facilitating the industry’s compliance with air emission standards. We operate a research, development, and demonstration facility near Gillette, Wyoming that includes a Class A laboratory and pilot plants capable of processing all types of source coal into K-Fuel using our proprietary technology. This facility provides critical information to our potential customers and governmental agencies in assessing the benefits of the K-Fuel process.

Currently, we are designing, engineering and fabricating a K-Fuel plant. The K-Fuel plant will employ the Company’s patented K-Fuel technology which uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal into a low-moisture, high-energy solid clean fuel – K-Fuel. KFx may also license K-Fuel technology domestically and internationally to various parties that desire to construct and operate K-Fuel production facilities.

Consolidation Policy

The consolidated financial statements include the accounts of KFx and its wholly-owned subsidiaries, K-Fuel LLC (“KFL”), KFx Technology, Inc. (“KFxT”) and Advanced Coal Processing, Inc. (“ACP”), formerly KFx Wyoming, Inc. The consolidated Statement of Operations and Statement of Cash Flows (for cash provided by discontinued operations) for the period ended March 31, 2003 were revised to reflect the discontinued operations of Pegasus Technologies, Inc. (“Pegasus”). A detailed description of the equity transfer transaction involving Pegasus and KFL is provided in Note 2. Prior to November 26, 2003, the operations of KFL were accounted for as an equity investment since the 49% partner, Kennecott Energy Company, had certain participative rights.

Revenue

The Company recognizes revenue from K-Fuel licenses when an agreement has been signed, all significant obligations have been satisfied and the fee is fixed or determinable. KFx recognizes demonstration plant and laboratory contract revenue related to contracts performed by its demonstration facility as the services are performed under third party contracts. This revenue is comprised of multiple contracts and these contracts are entered into intermittently.

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

Where services were essential to the functionality of the delivered software, the license fee and services revenue was generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion for each contract was determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may have periodically encountered changes in costs, estimated costs and other factors that may have led to a change in the original estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates were made in the periods in which the underlying factors requiring such revisions became known. If such revisions indicated a loss on a contract, the entire loss was recorded at such time. Amounts billed in advance of services being performed were recorded as deferred revenue. Unbilled work-in-progress represents revenue earned but not yet billable under the terms of fixed price contracts and all such amounts were expected to be billed in accordance with performance milestones specified in the contract and collected within twelve months. Deferred job costs represent up-front hardware costs incurred that would be amortized to expense over the term of related revenue recognition.

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

Loss From Discontinued Operations

Prior to its disposal in November 2003, Pegasus was reported and accounted for as an operating segment. For purposes of the Consolidated Statement of Operations for the period ended March 31, 2003, the loss from operating Pegasus has been aggregated into a single line called “Loss from discontinued operations.” The Company has made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of this asset were eliminated from our on-going operations and (b) the Company does not expect to have any significant continuing involvement in the operations of Pegasus in the future. As a result of this disposition KFx only operates in a single segment.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities and the note payable in the consolidated financial statements approximate fair value because of the short-term maturity of the instruments.

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

Property, Plant, and Equipment

K-Fuel Plant Under Construction

All costs that are directly related to the design, engineering, purchase or fabrication of K-Fuel plant equipment and construction of a commercial K-Fuel plant project are capitalized. All costs that are directly related and/or allocable to developing a specific K-Fuel plant site for a commercial plant project are capitalized and separately identified as belonging to that site. If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected the capitalized costs are evaluated for impairment. Costs that are not directly related to the development of the K-Fuel plant or development of a specific site are expensed. The Company begins recognizing depreciation on plant assets once the assets are put into use. As such, no depreciation has been recognized on K-Fuel plant assets to date.

Expenditures that extend the useful lives of assets are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the following estimated useful lives for other property and equipment:

Vehicles, office furniture, equipment and leasehold improvements	3-5 years

Conceptual engineering and technical services costs relating to the development of K-Fuel technology are expensed as incurred. Such costs are required to be expensed until such time as commercial feasibility of the product, process or improvements thereto is established, after which remaining costs are capitalized until general availability of the product.

Patents

The costs of obtaining new patents are capitalized. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the expected useful lives of the patents which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

Stock Based Compensation

The Company periodically grants qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under four stock option plans (Note 5) as well as outside the plans. Stock options granted to employees are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at the date of grant. Stock options and other equity instruments granted to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.

Had compensation expense for the Company’s stock options granted to employees been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	Period Ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net loss	$(1,048)	$(2,187)
Add: Stock-option-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards	$(175)	$(592)

Pro forma net loss	$(1,223)	$(2,779)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.05)
Pro forma basic and diluted net loss per share	$(0.02)	$(0.07)

For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Period Ended March 31,
	2004	2003
Weighted-average:
Risk free interest rate	3.32%	3.44%
Expected option life (years)	6.9	6.7
Expected volatility	.700	.712
Expected dividends	None	None

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management, with respect to the realizability of the Company’s property, plant and equipment, patents, notes receivable and prepaid royalty, has made significant estimates. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Revisions and Reclassifications

As a result of KFx’s disposition of its Pegasus operations in 2003, the Company’s previously reported Consolidated Statement of Operations and Statement of Cash Flows (for cash provided in discontinued operations) for the period ended March 31, 2003 have been revised to present the discontinued Pegasus operations separate from continuing operations (See Note 2). Additionally, certain reclassifications have been made to the 2003 Consolidated Balance Sheet to conform to the current year presentation.

NOTE 2. DISCONTINUED PEGASUS OPERATIONS

On November 26, 2003, the Company completed an equity exchange transaction with Kennecott Energy Company (“Kennecott”). In accordance with terms contained in the Equity Exchange Agreement (“Agreement”) Kennecott transferred to KFx its 49% membership interest in KFL and the full ownership of all related technology developed by Kennecott. Prior to the consummation of this transaction, KFx owned a 51% membership interest in KFL. In exchange, KFx transferred its ownership interests in Pegasus to Kennecott. KFx had previously held approximately 65% ownership in Pegasus.

As part of this transaction, an intercompany working capital loan from KFx to Pegasus with an outstanding balance of approximately $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows the Company has not recognized an asset or any associated income. Pursuant to the terms of the Agreement, at closing, Kennecott repaid KFx approximately $1 million, plus accrued interest, that KFx had loaned to Pegasus during the first nine months of 2003, under this working capital line of credit. Kennecott also paid, at closing, to the Chairman and CEO of KFx $185,000 to retire indebtedness owed by Pegasus and $301,000 to a director of KFx and his company to retire indebtedness owed by Pegasus.

In connection with the Agreement, KFx paid $500,000 to Pavilion Technologies, Inc. (“Pavilion”) to obtain agreement from Pavilion to waive their right to demand acceleration of royalty obligations due to Pavilion from Pegasus upon the change in control of Pegasus. KFx is to be repaid 50% of this amount as part of the note receivable from Pegasus (see Note 3) and the remaining 50% was included in the contingent obligations due from Pegasus. Kennecott also received a license and all necessary rights to build and operate up to three commercial K-Fuel plants and to market K-Fuel or other production from those plants. Each plant can have annual capacity of up to three million tons and Kennecott will pay applicable royalty and license fees for these three plants.

The Company accounted for the disposal of these operations in accordance with SFAS No. 144 (See “Discontinued Operations Including Assets Held for Disposal” policy in Note 1).

The following table presents the summarized results of Pegasus’ discontinued operations for the Consolidated Statement of Operations for the period ended March 31, 2003.

Three Months Ended March 31, 2003
(Dollars in thousands)
Revenue	$1,650

Net loss from discontinued operations	$(328)

NOTE 3. NOTE RECEIVABLE

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

In relation to the above transaction, the Company granted a warrant for professional services rendered to purchase approximately 69,000 shares of the Company’s common stock at an exercise price of $3.00 per share, expiring 5 years from the date of grant. The estimated fair value of the warrant of approximately $127,000 based, on the Black-Scholes option-pricing model, was recorded as debt issue costs and was being amortized over the expected term of the related note. During 2003, this warrant was cancelled as part of a settlement transaction. As such the Company amortized the remaining debt issuance costs of $66,000 during 2003.

On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx. The advance balance from Cinergy to Pegasus was $2.4 million on September 11, 2003, and was converted into approximately 871,000 shares of KFx common stock at a price of $2.75 per share, in accordance with the terms of the agreement. At conversion of this note receivable Pegasus became indebted to KFx for the remainder of the balance outstanding. As additional consideration to KFx in the Agreement described in Note 2, $250,000 of the payment made by KFx to Pavilion was added to the note receivable due KFx. The note accrues interest at 7% per annum, payable monthly. Payments on the note are due pursuant to an assignment of certain cash proceeds due to Pegasus from Cinergy. The Company has certain rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. During the period January 1, 2004 to March 31, 2004 the Company collected $141,000 and $27,000 in principal and interest payments, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
K-Fuel demonstration plant	$10,854	$10,854
Vehicles, office furniture and equipment	819	811

Total	11,673	11,665
Less accumulated depreciation	(11,354)	(11,331)

Property and equipment, net of accumulated depreciation	$319	$334

Plant construction in progress	$8,720	$6,315

The K-Fuel demonstration plant was fully depreciated as of March 31, 2004 and December 31, 2003; however, since it continues to be a significant source of testing and demonstration for the Company’s potential customers we have presented its original cost basis and accumulated depreciation for informational purposes.

NOTE 5. STOCK OPTION PLANS

The Company has four qualified stock option plans (“Option Plans”): the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) the 1996 Stock Option and Incentive Plan (the “1996 Plan”); the 1999 Stock Incentive Plan (the “1999 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”). These plans are administered by the Compensation Committee of the Company’s Board of Directors (“Committee”), which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options (“ISO”).

The 1992 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of non-qualified stock options (“NSO”) and ISOs. Stock options granted under the 1992 Plan generally vest 20% on the date of grant, with an additional 20% vesting on each anniversary date thereafter until fully vested. The Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control. As a result of Thermo Ecotek Corporation’s (“TCK”) investment in the Company on January 31, 1997, which increased its ownership in the Company to in excess of 15%, which constituted a change in control, all options outstanding under the 1992 Plan became fully vested. Stock options granted under the 1992 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1 million shares of common stock for issuance under the 1992 Plan, of which 578,000 options remain available for grant as of March 31, 2004. There were no grants under the 1992 Plan during the three months ended March 31, 2004 or 2003.

The 1996 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of NSOs, ISOs, stock appreciation rights (“SAR”) and restricted stock. Stock options granted under the 1996 Plan generally vest 20% on the first anniversary date of the grant, and an additional 20% each anniversary date thereafter until fully vested. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. Stock options granted under the 1996 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1.5 million shares of common stock for issuance under the 1996 Plan, of which approximately 201,000 options remain available for grant at March 31, 2004. There were 330,000 options granted under the 1996 Plan during the period ended March 31, 2004. No grants were made during the three months ended March 31, 2003.

The 1999 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that vesting is not required upon a change in control. The Company has reserved 2 million shares of common stock for issuance under the 1999 Plan, of which 25,000 options remain available for grant at March 31, 2004.

The 2002 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that vesting is not required upon a change in control. The Company has reserved 2 million shares of common stock for issuance under the 2002 Plan. During the period ended March 31, 2004, 500,000 options were granted and approximately 88,000 options were cancelled and returned to the plan. Additionally, 3,000 unrestricted and 100,000 restricted shares were granted to officers of the Company. The restricted share grant vests pro-rata at 20% per year beginning in January 2005. For the quarter ended March 31, 2004 we recognized $28,000 and $39,000 of compensation expense on the unrestricted and restricted share grant, respectively. As of March 31, 2004, the 2002 Plan had approximately 82,000 options remaining.

The following table summarizes the Company’s stock option activity for the period ending March 31, 2004:

	Option Activity		Options Exercisable
	Total Shares (in thousands)	Weighted Average Exercise Price Per Share	Total Shares (in thousands)	Weighted- Average Exercise Price Per Share
Balance December 31, 2003	2,937	$4.01	2,507	$3.45

Granted	830	$8.21
Exercised	(437)	$4.53
Expired	(88)	$2.75

Balance March 31, 2004	3,242	$5.05	2,163	$4.10

Stock options outstanding and exercisable as of March 31, 2004 are summarized below:

		Stock Options Outstanding		Stock Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$2.75 - $3.64	598	6.0	$3.00	568	$3.01
$3.75 - $5.13	1,684	2.9	$4.12	1,445	$4.15
$6.04 - $9.40	960	6.8	$7.96	150	$7.75

$2.75 - $9.40	3,242	4.6	$5.05	2,163	$4.10

All stock options granted during the three months ended March 31, 2004 and for the year ended December 31, 2003 were at exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant.

NOTE 6. WARRANTS TO PURCHASE COMMON STOCK

Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. In May 2003, the Company issued a warrant for the purchase of 1 million common shares of the Company at an exercise price of $2.75 per share to a consultant as part of a 3-year services agreement. The warrant vests as follows: (i) 2/9ths or approximately 222,000 shares vested on the date of the agreement, March 1, 2003 and (ii) remaining warrants vest 1/36, or approximately 28,000 on the first day of each month thereafter for a total of 24 months. At March 31, 2004, the right to purchase approximately 555,000 shares of our common stock had vested under this services agreement. The Company recognized approximately $237,000 of expense for these services during the three months ended March 31, 2004 based on the fair value of the warrants that vested during the year.

The following table summarizes the Company’s warrant activity for the period ending March 31, 2004:

	Number Of Potentially Exercisable Shares (in thousands)	Exercise Price Per Share	Expiration
Balance at December 31, 2003	18,853	$2.64 - $3.65	2004 - 2010

Exercised	(1,077)

Balance at March 31, 2004	17,776	$2.64 - $3.65	2004 - 2010

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

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

Royalties

In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel technology. As a result of the agreement, Mr. Koppelman’s royalty is 25% of the Company’s worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75.2 million. Mr. Koppelman is now deceased and his estate holds all royalty rights. Mr. Koppelman bequeathed 50% of his total royalties to Theodore Venners, Chairman and CEO of the Company. Subject to the Limited Liability Agreement of K-Fuel LLC dated January 29, 1999, the royalties due the Estate of Edward Koppelman may be subordinated until a 15% rate of return is achieved on the initial plant constructed under that agreement. The total amount paid under this agreement through March 31, 2004 was approximately $280,000.

The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (excluding the KFP Facility) located in the United States in which the feedstock is coal and which uses the Company’s older Series “C” K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through March 31, 2004 under these agreements.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Venners & Company, Ltd. for public relations and governmental affairs services. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CEO. During the three months ended March 31, 2004, the Company paid Venners & Company, Ltd. approximately $36,000 in cash for consulting fees and $5,000 for reimbursement of expenses incurred related to our business. During the three months ended March 31, 2003, the Company paid Venners & Company, Ltd. approximately $40,000 in cash for consulting fees and $12,000 for reimbursement of expenses incurred related to our business. Effective April 1, 2004 the Company negotiated a revised agreement with Venners & Company for the provision of these services at a cost of $18,000 per month. Either party can terminate the agreement upon written notice.

The Company also is obligated to pay certain royalties to Theodore Venners as discussed in Note 7.

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

For additional factors that could affect the validity of our forward-looking statements, you should read our Annual Report on Form 10-K for the year ended December 31, 2003 and the Consolidated Financial Statements contained therein. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by the Company. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis is focused on the events and trends that we believe had the most significant impact on our business during the first quarter of 2004.

Issuances of Common Stock for Cash Consideration

During the first quarter of 2004, we received proceeds of approximately $5.2 million from the exercise of approximately 1.1 million warrants and 457,000 options which included 20,000 options that were converted from SARs in 2003.

K-Fuel Plant Construction

Substantially all of our operations now relate to the commercial development of our patented K-Fuel technology and construction of an operational K-Fuel production plant. Once completed the K-Fuel plant will use our proprietary process to convert low-grade (or low BTU), high moisture content coal into high-grade (or high BTU), low moisture content coal. This improved coal provides significant value to coal-burning electric utilities because it improves efficiency in their steam generating boilers and decreases their emissions. Therefore, we believe our product will provide a competitive advantage to those utilities requiring a decrease in operating costs and a reduction in their regulated air emissions. In addition, we believe our product may provide many utilities that have had to rely on declining sources of high-grade coal with an important competitive alternative.

The Company has signed preliminary agreements to purchase or lease two potential sites for the initial K-Fuel Plant. These agreements are subject to certain conditions, additional agreements, and/or due diligence reviews before the transactions are closed. During the second quarter of 2004, we expect to complete our evaluation of the sites under consideration for the initial K-Fuel plant and announce our site selection. During the remainder of 2004 we will focus substantial efforts on developing the selected site for production of K-Fuel, including permitting, site development, design and construction of the K-Fuel plant and joining the plant with the necessary infrastructure to receive feed stock coal from our selected supplier and deliver K-Fuel production. This process will require significant capital investment.

We expect the total cost of the initial K-Fuel plant construction project to be approximately $30 million with initial production in the first quarter of 2005. This cost estimate and schedule could be adversely affected by delays or adverse conditions/requirements related to site selection, obtaining the necessary permits and agreements, and significant increases in the costs of materials and construction. Capitalized costs incurred through March 31, 2004 were for the following major plant components:

Major Plant Components	Cost Incurred as of March 31, 2004 ($ millions)
Plant specific equipment	$5.4
Site and plant specific engineering and equipment design	2.7
Other	.6

Total	$8.7

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

Continuing Operations

As a result of the disposal of our Pegasus operations we have an immaterial amount of revenue to report.

Consolidated operating costs and expenses for the three months ended March 31, 2004 decreased as compared to the three months ended March 31, 2003 by $569,000 or 33%. This decrease is the result of two factors: (a) a decrease in marketing, general and administrative costs relating primarily to a decrease in legal and consulting fees and (b) a decrease in general engineering and technical services. In the first quarter of 2003 we incurred significant legal and consulting fees related to the defense of the lawsuit more fully described in Part II, Item 1 of this report and higher legal fees related to patent maintenance. Additionally, general corporate legal and consulting fees were higher during the first quarter of 2003 compared to 2004, as we had not disposed of Pegasus operations until November 2003. Therefore, as anticipated, our general and administrative expenses decreased over the comparative 2003 period.

During the first quarter of 2003 we were evaluating the technological feasibility of combining our proprietary K-Fuel technology with existing equipment and technology used by Lurgi South Africa (Pty) Limited (“Lurgi”) in their coal processing plants to develop an integrated K-Fuel plant. During this period we expensed approximately $508,000 for conceptual engineering and technical services related to the development of this technology. In the latter part of 2003 we completed our feasibility studies and began fabrication of the K-Fuel plant and evaluation of specific sites to locate the plant. As a result, the amount of conceptual engineering and technical services expensed for financial statement purposes has decreased significantly on a comparative basis between the two periods. The change in legal and consulting fees and the decrease in conceptual engineering and technical services caused substantially all of the decline in operating expenses and improvement in the operating loss for the quarter.

We recognized non-operating income of $118,000 during the quarter ended March 31, 2004 compared to net non-operating expense of $116,000 in the quarter ended March 31, 2003. This $234,000 improvement was primarily related to a decrease in interest expense in the comparable period of $253,000. The decrease in interest expense is a direct result of the reduction of our interest bearing obligations since March 31, 2003. As a result of the above factors, the consolidated loss from continuing operations of $1 million ($0.02 per share) for the first quarter of 2004 was $811,000 less than the loss from continuing operations for the first quarter of 2003.

Discontinued Operations

The loss from discontinued operations of $328,000 for the three months ended March 31, 2003 is more fully described in Note 2 to the financial statements. Since the operations of Pegasus were disposed of during 2003 there is no discontinued operations presentation for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, our working capital was $23.3 million compared to working capital of $21.2 million at December 31, 2003. The increase in working capital of 10% during the three months ended March 31, 2004 was primarily due to the $5.2 million of proceeds received from the exercise of options and warrants offset by approximately $2.4 million of purchases on the K-Fuel plant construction and significant net payments on accounts payable and reduction of accrued expenses of approximately $1.7 million.

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2004 was $670,000 greater than the $1.6 million used during the three months ended March 31, 2003. The increase in cash used in operating activities resulted from the lack of a significant increase in accounts receivable as compared to the prior period offset by a significant decrease in accounts payable and accrued expenses as discussed above and a reduced net loss of $1.1 million.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2004 increased by $2.1 million as a result of additional capital expenditures related to the K-Fuel plant offset by collections on the note receivable due from Pegasus (See Note 3). We discussed our progress on the K-Fuel plant technology in the K-Fuel Plant Construction section above.

Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2004 was $5.2 million compared to approximately $19 million for the three months ended March 31, 2003. As previously discussed we raised approximately $5.2 million of proceeds from the exercise of options and warrants during the first quarter of 2004. In the comparative period of 2003 the Company issued 7.7 million shares of KFx common stock at a price of $2.50 per share, which resulted in cash proceeds to the Company of $19 million, net of transaction costs.

Future Sources and Uses of Cash

We are continuing to work toward our goal of constructing and operating a commercial K-Fuel plant. Upon completion of construction of a commercial scale K-Fuel production facility, we expect to generate revenue from the sale of K-Fuel product and positive net cash flows from operations. It is estimated that construction of a K-Fuel production facility will take approximately nine to twelve months, thus no revenue would begin until after construction is complete, and the K-Fuel plant commences operations.

We do not expect to derive cash from operations in 2004. We will seek to meet our cash requirements over the next fiscal year with respect to day-to-day operations and the construction of our K-Fuel plant through (i) cash on hand; (ii) proceeds from the exercise of outstanding options and warrants; (iii) potential partners in connection with opportunities to expand our product offerings; (iv) potential debt and/or equity offerings; and (v) potential fees from licensing new K-Fuel facilities. Such transactions may be on better or worse terms than previously negotiated on similar transactions. From April 1, 2004 through May 3, 2004, we have received approximately $3.3 million in additional cash from the exercise of warrants and options.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires KFx to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Set forth below is a summary of our most critical accounting policies.

Our policy regarding accounting for discontinued operations is significant because of the revised financial statements resulting from the disposal of the Pegasus operations. For purposes of the discontinued operations presentation in the Consolidated Statement of Operations for the period ended March 31, 2003, the loss from operating Pegasus has been aggregated for reporting purposes into a single line called “Loss from discontinued operations.” We have made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of Pegasus were eliminated from our on-going operations and (b) we will not have any significant continuing involvement in the operations of Pegasus after the disposal transaction.

Our policy regarding accounting for our plant under construction and for potential future plants is significant because of the capital expenditures we expect to incur. All costs that are directly related to the engineering, design, purchase or fabrication of plant equipment which are expected to be used in a commercial plant project are capitalized. All costs that are directly related and/or allocable to developing a specific plant site for a commercial plant project are capitalized and separately identified as belonging to that site. If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected, the capitalized costs are evaluated for impairment. Any cost that is not directly related to specific equipment or development of a specific site is expensed. We begin recognizing depreciation on fixed assets once the assets are put into use. As such, no depreciation has been recognized on our plant assets to date. Expenditures that extend the useful lives of plant assets are capitalized. Repairs and maintenance that do not extend the useful lives of these assets are expensed as incurred.

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

New Accounting Pronouncements

There were no new FASB pronouncements during the first quarter of 2004 that we expect to have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities. Currently, we have no foreign operations. To the extent that we establish significant foreign operations in the future, we will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. We are indirectly exposed to fluctuations in fuel commodity prices. To the extent that competitive fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel production services. However, K-Fuel provides various environmental benefits that management believes could significantly mitigate the fuel commodity risk associated with our business. KFx holds no equity market securities, but does face equity market risk relative to its own equity securities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004 in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that KFx’s disclosure controls and procedures enable us to:

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

(b) Changes in internal control over financing reporting

There were no changes in KFx’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, KFx’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

KFx is party in Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx, Inc. and others, United States District Court Southern District of New York, filed March 7, 2003. A stockholder suing derivatively on our behalf filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, KFx and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and certain investors completed in 2002. The action seeks disgorgement of profits, interest, attorneys’ fees and costs. Based on settlements negotiated between KFx and the other defendants, the court granted the defendants’ motion for summary judgment on January 20, 2004 and dismissed all claims with prejudice. The plaintiff, Leon S. Segen, derivately on behalf of KFx, filed a notice of appeal on January 29, 2004. No material adverse affect on KFx is expected from this litigation.

In addition, as with most business, there could be potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

31.1	*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(B)	REPORTS ON FORM 8-K

During the quarter ended March 31, 2004 and through the date of filing of this report, the Company filed the following reports on Form 8-K:

•	Current Report on Form 8-K dated January 22, 2004, under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

•	Current Report on Form 8-K dated March 17, 2004, under Item 7, Financial Statements and Exhibits and Item 12, Results of Operations and Financial Condition.

•	Current Report on Form 8-K/A dated November 23, 2003 and filed on March 18, 2004, amending a Form 8-K originally filed on November 26, 2003, under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits.

•	Current Report on Form 8-K dated March 30, 2004, under Item 5, Other Events and Item 9, Regulation FD.

•	Current Report on Form 8-K dated March 31, 2004, under Item 7, Financial Statements and Exhibits and Item 9, Regulation FD.

•	Current Report on Form 8-K dated May 3, 2004, under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

•	Current Report on Form 8-K dated May 4, 2004, under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: May 10, 2004	By:	/s/ THEODORE VENNERS

THEODORE VENNERS CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: May 10, 2004	By:	/s/ MATTHEW V. ELLEDGE

MATTHEW V. ELLEDGE VICE PRESIDENT & CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)