Form 10-Q
period 2004-06-30
KFX INC
filed 2004-08-09
CIK 912365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-23634

KFX INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1079971
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

55 Madison Street, Suite 745 Denver, Colorado	80206
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 293-2992

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

On August 2, 2004 there were 59,946,903 shares of the registrant’s common stock, $.001 par value, outstanding.

KFX INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KFX INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2004 (Unaudited)	DECEMBER 31, 2003
	(Dollars and shares in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,877	$23,701
Prepaid expenses	306	104
Other current assets	40	238
Current portion of note receivable (Note 3)	851	1,006

Total current assets	32,074	25,049

Restricted cash	2,729	—
Plant construction in progress	10,158	6,315
Property and equipment, net of accumulated depreciation	3,579	334
Patents, net of accumulated amortization	1,224	1,266
Note receivable (Note 3)	1,455	1,486
Prepaid royalty	514	517
Other assets	37	37

TOTAL ASSETS	$51,770	$35,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,006	$3,084
Accrued expenses	732	568
Interest payable	15	9
Deferred revenue	19	19
Current maturity of long-term debt and note payable	180	170

Total current liabilities	1,952	3,850
Long-term liabilities:
Long-term portion of note payable	38	—
Asset retirement obligation	2,729	—
Long-term portion of deferred revenue	47	56

Total liabilities	$4,766	$3,906
Minority interest	27	—
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000 shares authorized, none issued
Common stock, $.001 par value, 120,000 shares authorized; 55,779 and 52,952 shares issued and outstanding, respectively	56	53
Stock subscription receivable	(3,427)	—
Additional paid-in capital	170,795	149,047
Accumulated deficit	(120,447)	(118,002)

Total stockholders’ equity	$46,977	$31,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,770	$35,004

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED THREE MONTHS ENDED JUNE 30,
	2004	2003
	(Dollars and shares in thousands, except per share amounts)
OPERATING REVENUES
Contract and license revenue	$5	$27

Total operating revenues	5	27

OPERATING COSTS & EXPENSES

Marketing, general & administrative	1,462	2,264
Engineering and technical services	98	313
Depreciation and amortization	94	67
Asset impairment	45	—

Total operating costs and expenses	1,699	2,644

OPERATING LOSS	$(1,694)	$(2,617)
Other income	168	—
Interest income (expense), net	116	(61)

Loss from continuing operations before minority interest	$(1,410)	$(2,678)

Minority interest	13	—

Loss from continuing operations	$(1,397)	$(2,678)

Loss from discontinued operations (Note 2)	—	(448)

NET LOSS	$(1,397)	$(3,126)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.03)	$(0.06)
Loss from discontinued operations	—	(0.01)

Basic and diluted loss per share	$(0.03)	$(0.07)

Weighted-average common shares outstanding, basic and diluted	55,518	46,993

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED SIX MONTHS ENDED JUNE 30,
	2004	2003
	(Dollars and shares in thousands, except per share amounts)
OPERATING REVENUES
Contract and license revenue	$17	$31

Total operating revenues	17	31

OPERATING COSTS & EXPENSES

Marketing, general & administrative	2,525	3,442
Engineering and technical services	125	820
Depreciation and amortization	181	129
Asset impairment	45	—

Total operating costs and expenses	2,876	4,391

OPERATING LOSS	$(2,859)	$(4,360)

Other income (expense)	168	(1)
Interest income (expense), net	233	(176)

Loss from continuing operations before minority interest	$(2,458)	$(4,537)

Minority interest	13	—

Loss from continuing operations	$(2,445)	$(4,537)

Loss from discontinued operations (Note 2)	—	(776)

NET LOSS	$(2,445)	$(5,313)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.04)	$(0.10)
Loss from discontinued operations	—	(0.02)

Basic and diluted loss per share	$(0.04)	$(0.12)

Weighted-average common shares outstanding, basic and diluted	54,681	43,777

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Note and Stock Subscription Receivable	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	38,968	$39	$111,510	$(95)	$(109,719)	$1,735

Common stock and warrants issued for services	338	—	2,398	—	—	2,398

Common stock and warrants issued in a private placement	7,745	8	18,276	—	—	18,284
Common stock issued on exercise of options and warrants	5,480	5	14,467	—	—	14,472
Stock returned and cancelled	(450)	—	—	—	—	—
Stock appreciation rights	—	—	2	—	—	2

Issuance of common stock for note receivable	871	1	2,394	—	—	2,395
Payment of note receivable for services	—	—	—	95	—	95
Net loss	—	—	—	—	(8,283)	(8,283)

Balance at December 31, 2003	52,952	$53	$149,047	$—	$(118,002)	$31,098
Common stock issued on exercise of options and warrants	2,816	3	8,576	—	—	8,579

Accrued common stock on exercise of warrants	—	—	10,555	—	—	10,555

Accrued sale of common stock	—	—	1,995	—	—	1,995

Common stock and warrants issued for services	11	—	622	—	—	622

Stock subscription receivable	—	—	—	(3,427)	—	(3,427)

Net loss	—	—	—	—	(2,445)	(2,445)

Balance at June 30, 2004	55,779	$56	$170,795	$(3,427)	$(120,447)	$46,977

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	UNAUDITED SIX MONTHS ENDED JUNE 30,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net loss	$(2,445)	$(5,313)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	181	421
Asset impairment	45	—
Equity in loss of unconsolidated affiliates	—	1
Amortization of debt discount	—	375
Common stock and warrants issued for services	622	1,373
Stock appreciation rights	—	3
Write-down of accounts and other receivables	26	36
Minority interest	13	—
Minority interest preferred dividend	—	119
Other	5	(16)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, unbilled revenue and deferred job costs	—	(748)
Prepaids, interest receivable and other assets	(5)	(97)
Deferred revenue	(9)	(130)
Accounts payable and accrued expenses	(1,911)	1,721
Interest payable	6	(33)

Cash used in operating activities	(3,472)	(2,288)

INVESTING ACTIVITIES
Purchases of property and equipment	(3,931)	(863)
Increase in restricted cash	(2,729)	—
Patent acquisition and pending patent applications	(41)	(25)
Cash paid on obligation for acquisition of business	—	(330)
Cash paid on acquisition of business, net of cash acquired	(523)	—
Investments in equity based investees	—	(38)
Collections on note receivable	173	—

Cash used in investing activities	(7,051)	(1,256)

FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	15,708	18,735
Proceeds from issuance of common stock	1,995	—
Payments on note payable	(4)
Payments on convertible debt	—	(91)

Cash provided by financing activities	17,699	18,644
Increase in cash and cash equivalents	7,176	15,100
Cash and cash equivalents, beginning of period	23,701	3,342

Cash and cash equivalents, end of period	$30,877	$18,442
Cash provided by discontinued operations	—	(179)

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$30,877	$18,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$54

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Six Months Ended June 30, 2004:

The Company incurred a note payable obligation of $52,000 on the purchase of a vehicle during the six months ended June 30, 2004.

Six Months Ended June 30, 2003:

None

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

Currently, we are designing, engineering and fabricating a K-Fuel plant. The K-Fuel plant will employ our patented K-Fuel technology which uses heat and pressure to physically and chemically transform high-moisture, low-energy value coal into a low-moisture, high-energy solid clean fuel – K-Fuel. While our primary business is construction and operation of our own plant, we may also license K-Fuel technology domestically and internationally to various parties that desire to construct and operate K-Fuel production facilities.

Consolidation Policy

The consolidated financial statements include the accounts of KFx and its wholly-owned subsidiaries, K-Fuel LLC (“KFL”), KFx Technology, Inc. (“KFxT”) and Advanced Coal Processing, Inc. (“ACP”), formerly KFx Wyoming, Inc. For the quarter and six months ended June 30, 2004 the consolidated financial statements also include the accounts of KFx’s wholly-owned subsidiary, Landrica Development Company (“LDC”) and majority-owned subsidiary KFx-Lurgi (Pty) Ltd (“KLL”), a South African registered entity. The consolidated Statement of Operations and Statement of Cash Flows (for cash provided by discontinued operations) for the period ended June 30, 2003 were revised to reflect the discontinued operations of Pegasus Technologies, Inc. (“Pegasus”). A detailed description of the equity transfer transaction involving Pegasus and KFL is provided in Note 2. Prior to November 26, 2003, the operations of KFL were accounted for as an equity investment since the 49% partner, Kennecott Energy Company, had certain participative rights.

Revenue

The Company recognizes revenue from K-Fuel licenses when an agreement has been signed, all significant obligations have been satisfied and the fee is fixed or determinable. KFx recognizes contract revenue related to contracts performed by its demonstration facility as the services are performed under third party contracts. When realized, this revenue is comprised of multiple contracts and those contracts are entered into intermittently.

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

Engineering and Technical Services

Conceptual engineering and technical services costs relating to the development of K-Fuel and other technologies are expensed as incurred. Such costs are expensed as incurred until the commercial feasibility of the product, process or improvements is established. After commercial feasibility is established, expenditures related to the design, engineering, purchase or fabrication of the facilities to produce the product are capitalized according to the property, plant and equipment policy below.

Minority Interest in Subsidiaries

Minority interest in the accompanying Consolidated Statements of Operations represents the share of loss of KLL attributable to the minority stakeholder in KLL. The minority interest in the accompanying Consolidated Balance Sheets reflects the amount of the underlying net assets of KLL attributable to the minority shareholder.

Loss From Discontinued Operations

Prior to its disposal in November 2003, Pegasus was reported and accounted for as an operating segment. For purposes of the Consolidated Statement of Operations for the quarter and six months ended June 30, 2003, the loss from operating Pegasus has been aggregated into a single line called “Loss from discontinued operations.” The Company has made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of this asset were eliminated from our on-going operations and (b) the Company does not expect to have any significant continuing involvement in the operations of Pegasus in the future. As a result of this disposition KFx only operates in a single business segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments that consist primarily of taxable, short-term money market instruments and overnight deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase.

Restricted Cash

The Company has $2.7 million in restricted cash set aside in a joint custody account for the benefit of the Wyoming Department of Environmental Quality (“DEQ”). This cash serves as collateral pledged toward the Asset Retirement Obligation assessed by the DEQ on the non-operating mine assets owned by LDC. Until the Asset Retirement Obligation is relieved this cash will remain restricted. Furthermore, if and when the Asset Retirement Obligation assessment increases or decreases the Company may be required to pledge additional cash collateral or may be allowed to un-restrict this cash as the case may be.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, note receivable, accounts payable, accrued liabilities and the notes payable in the consolidated financial statements approximate fair value because of the short-term maturity of the instruments.

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

Property, Plant, and Equipment

K-Fuel Plant Under Construction

All costs that are directly related to the design, engineering, purchase or fabrication of K-Fuel plant equipment and construction of a commercial K-Fuel plant project are capitalized. All costs that are directly related and/or allocable to developing a specific K-Fuel plant site for a commercial plant project are capitalized and separately identified as belonging to that site. If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected the capitalized costs are evaluated for impairment. Costs that are not directly related to the development of the K-Fuel plant or development of a specific site are expensed. The Company begins recognizing depreciation on plant assets once the assets are put into use. Accordingly, no depreciation has been recognized on K-Fuel plant assets to date.

Other Property, Plant, and Equipment

Other property, plant, and equipment consist of buildings, furniture and fixtures, computers, vehicles and leasehold improvements. As of June 30, 2004 the coal handling, water treatment, injection wells, land and asset retirement cost purchased in the acquisition of Landrica Development Company (collectively “non-operating mine assets”) more fully described in Note 4 below were included in other property, plant and equipment as well.

Expenditures that extend the useful lives of assets are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the following estimated useful lives for other property and equipment:

Non-operating mine assets	5-15 years
Vehicles, office furniture, equipment and leasehold improvements	3-5 years

Asset Retirement Cost and Obligation

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and was effective January 1, 2003. FAS 143 requires that the fair value of the retirement obligation be recorded as a liability with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation should be recognized from the date the liability would have been recognized had the provisions of FAS 143 been in effect, to the date of its adoption. The cumulative effect, if any, of initially applying FAS 143 should be recognized as a change in accounting principle.

As further discussed in Note 4 below, the Company acquired LDC in May 2004. As part of the purchase agreement the Company agreed to assume the reclamation liability associated with the non-operating coal mine assets owned by LDC. The fair value of this liability is determined from time-to-time by the DEQ. This reclamation liability was recorded at its fair value as determined by the DEQ on the date of acquisition and an equivalent amount was added to the asset cost. Since the Company has elected to rely on the DEQ assessment of reclamation cost, no accretion to the liability has been recognized. Instead, adjustments to the liability will be made if, and when, the DEQ changes its assessment. The Company has estimated the useful life of the asset retirement cost as the approximate weighted average expected useful life of the underlying plant assets purchased from LDC, which approximate 12 years. Therefore, the Company has begun depreciating this asset on a straight-line basis over a 12-year useful life.

Patents

The costs of obtaining new patents are capitalized. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the expected useful lives of the patents which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

Stock Based Compensation

The Company periodically grants qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under four stock option plans as well as outside the plans. Stock options granted to employees and non-employee directors are accounted for in accordance with Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at the date of grant. Stock options and other equity instruments granted to non-employees and consultants are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.

Had compensation expense for the Company’s stock options granted to employees and non-employee directors been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	Three Months Ended June 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net loss	$(1,397)	$(3,126)
Add: Stock-option-based employee and non-employee director compensation expense included in reported net loss	—	—
Deduct: Total stock-option-based employee and non-employee director compensation expense determined under fair value-based method for all awards	$(1,314)	$(485)

Pro forma net loss	$(2,711)	$(3,611)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.07)
Pro forma basic and diluted net loss per share	$(0.05)	$(0.08)

For pro forma calculations in the three months ended June 30, 2004 and 2003, respectively, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended June 30,
	2004	2003
Weighted-average:
Risk free interest rate	4.43%	2.94%
Expected option life (years)	7.0	6.9
Expected volatility	.697	.690
Expected dividends	None	None

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net loss	$(2,445)	$(5,313)
Add: Stock-option-based employee and non-employee director compensation expense included in reported net loss	—	—
Deduct: Total stock-option-based employee and non-employee director compensation expense determined under fair value-based method for all awards	$(1,489)	$(1,077)

Pro forma net loss	$(3,934)	$(6,390)

Basic and diluted net loss per share, as reported	$(0.04)	$(0.12)
Pro forma basic and diluted net loss per share	$(0.07)	$(0.15)

For pro forma calculations for the six months ended June 30, 2004 and 2003, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Six Months Ended June 30,
	2004	2003
Weighted-average:
Risk free interest rate	4.11%	3.26%
Expected option life (years)	7.0	7.0
Expected volatility	.698	.711
Expected dividends	None	None

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

Revisions and Reclassifications

As a result of KFx’s disposition of its Pegasus operations in 2003, the Company’s previously reported Consolidated Statements of Operations for the quarter and six months ended June 30, 2003 and Statement of Cash Flows (for cash provided in discontinued operations) for the period ended June 30, 2003 have been revised to present the discontinued Pegasus operations separate from continuing operations (See Note 2). Additionally, certain reclassifications have been made to the 2003 Consolidated Balance Sheet to conform to the current period presentation.

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

Additionally, as part of this transaction, an intercompany working capital loan from KFx to Pegasus with an outstanding balance of approximately $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows the Company has not recognized an asset or any associated income. Pursuant to the terms of the Agreement, at closing, Kennecott repaid KFx approximately $1 million, plus accrued interest, that KFx had loaned to Pegasus during the first nine months of 2003, under this working capital line of credit. Kennecott also paid, at closing, to the Chairman and CEO of KFx $185,000 to retire indebtedness owed by Pegasus and $301,000 to a director of KFx and his company to retire indebtedness owed by Pegasus.

The Company accounted for the disposal of these operations in accordance with SFAS No. 144 (See “Discontinued Operations Including Assets Held for Disposal” policy in Note 1).

The following table presents the summarized results of Pegasus’ discontinued operations for the Consolidated Statement of Operations for the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Dollars in thousands)	(Dollars in thousands)
Revenue	$1,461	$3,139

Net loss from discontinued operations	$448	$776

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

On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx. The advance balance from Cinergy to Pegasus was $2.4 million on September 11, 2003, and was converted into approximately 871,000 shares of KFx common stock at a price of $2.75 per share, in accordance with the terms of the agreement. At conversion of this note receivable Pegasus became indebted to KFx for the remainder of the balance outstanding. As additional consideration to KFx in the Agreement described in Note 2, $250,000 of the payment made by KFx to Pavilion was added to the note receivable due KFx. The note accrues interest at 7% per annum, payable monthly. Payments on the note are due pursuant to an assignment of certain cash proceeds due to Pegasus from Cinergy. The Company has certain rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. During the quarter and six months ended June 30, 2004 the Company collected $32,000 and $173,000 in principal payments, respectively. During the quarter and six months ended June 30, 2004 the Company collected $41,000 and $68,000 in interest payments, respectively.

NOTE 4. PURCHASE OF LANDRICA DEVELOPMENT COMPANY

On May 21, 2004, the Company acquired all of the outstanding stock of Landrica Development Company (“LDC”) from Wyodak Resources Development Corp (“WRD”) for cash of $523,000 and assumption of a reclamation liability of $2.7 million. The assumption of the reclamation liability was secured with cash and is presented as restricted cash on the Consolidated Balance Sheet as of June 30, 2004. The results of LDC have been included in the consolidated financial statements from the date of acquisition. LDC is a non-operating coal mine facility with assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

(Unaudited; dollars in thousands)
Current assets	$42
Property, plant and equipment	500
Asset retirement cost	2,729

Total assets acquired	3,271
Current liabilities	19
Reclamation liability	2,729

Total liabilities assumed	2,748
Purchase price	$523

Since LDC was not an operating mine during 2003 or 2004 the operating results, including revenue and net income are insignificant. Therefore, pro-forma results as if the acquisition had occurred at the beginning of the respective period are not presented.

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
K-Fuel demonstration plant	$10,854	$10,854
Non-operating mine site property, plant, and equipment	3,229	—
Vehicles, office furniture and equipment	902	811

Total	14,985	11,665
Less accumulated depreciation	(11,406)	(11,331)

Property and equipment, net of accumulated depreciation	$3,579	$334

Plant construction in progress	$10,158	$6,315

The K-Fuel demonstration plant was fully depreciated as of June 30, 2004 and December 31, 2003; however, since it continues to be a significant source of testing and demonstration for the Company’s potential customers we have presented its original cost basis and accumulated depreciation for informational purposes.

NOTE 6. STOCK OPTION PLANS

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

The 1992 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of non-qualified stock options (“NSO”) and ISOs. Stock options granted under the 1992 Plan generally vest 20% on the date of grant, with an additional 20% vesting on each anniversary date thereafter until fully vested. The Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all outstanding options outstanding under the 1992 Plan in the event of a change in control. As a result of Thermo Ecotek Corporation’s (“TCK”) investment in the Company on January 31, 1997, which increased its ownership in the Company to in excess of 15%, which constituted a change in control, all options outstanding under the 1992 Plan became fully vested. Stock options granted under the 1992 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1 million shares of common stock for issuance under the 1992 Plan, of which 578,000 options remain available for grant as of June 30, 2004. There were no grants under the 1992 Plan during the six months ended June 30, 2004.

The 1996 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of NSOs, ISOs, stock appreciation rights (“SAR”) and restricted stock. Stock options granted under the 1996 Plan generally vest 20% on the first anniversary date of the grant, and an additional 20% each anniversary date thereafter until fully vested. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. Stock options granted under the 1996 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1.5 million shares of common stock for issuance under the 1996 Plan, of which approximately 1,000 options remain available for grant at June 30, 2004. There were 200,000 and 530,000 options granted under the 1996 Plan during the quarter and six months ended June 30, 2004, respectively. Of the options granted during these periods, 230,000 were granted to non-employee directors of the Company and 300,000 were granted to officers of the Company. The options granted to non-employee directors vested immediately.

The 1999 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that vesting is not required upon a change in control. The Company has reserved 2 million shares of common stock for issuance under the 1999 Plan, of which 25,000 options remain available for grant at June 30, 2004. There were no grants under the 1999 Plan during the six months ended June 30, 2004.

The 2002 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that vesting is not required upon a change in control. The Company has reserved 2 million shares of common stock for issuance under the 2002 Plan. During the six months ended June 30, 2004, 530,000 options were granted and approximately 88,000 options were cancelled and returned to the plan. Of the options granted during this period, 30,000 were granted to a non-employee director of the Company and the remainder were granted to officers of the Company. The options granted to non-employee director vested immediately. Additionally, 3,000 unrestricted and 100,000 restricted shares were granted to officers of the Company. The restricted share grant vests pro-rata at 20% per year beginning in January 2005. For the quarter and six months ended June 30, 2004 the Company recognized $0 and $28,000 and $39,000 and $78,000 of compensation expense on the unrestricted and restricted share grant, respectively. As of June 30, 2004, the 2002 Plan had approximately 52,000 options remaining.

The following table summarizes the Company’s stock option activity for the period December 31, 2003 to June 30, 2004:

	Option Activity		Options Exercisable
	Total Shares (in thousands)	Weighted Average Exercise Price Per Share	Total Shares (in thousands)	Weighted- Average Exercise Price Per Share
Balance at December 31, 2003	2,937	$4.01	2,507	$3.45
Granted	830	8.21
Exercised	(437)	4.53
Expired	(88)	2.75

Balance at March 31, 2004	3,242	$5.05	2,163	$4.10

Granted	230	8.20
Exercised	(62)	4.16
Expired	—	—
Balance at June 30, 2004	3,410	$5.28	2,331	$4.51

Stock options outstanding and exercisable as of June 30, 2004 are summarized below:

		Stock Options Outstanding		Stock Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$2.75 - $3.64	598	5.7	$3.00	568	$3.01
$3.75 - $5.13	1,623	2.8	$4.11	1,383	$4.15
$6.04 - $9.40	1,189	6.7	$8.00	380	$8.03

$2.75 - $9.40	3,410	4.6	$5.28	2,331	$4.51

All stock options granted during the six months ended June 30, 2004 and for the year ended December 31, 2003 were at exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant.

NOTE 7. WARRANTS TO PURCHASE COMMON STOCK

Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. In May 2003, the Company issued a warrant for the purchase of 1 million common shares of the Company at an exercise price of $2.75 per share to a consultant as part of a 3-year services agreement. The warrant vests as follows: (i) 2/9ths or approximately 222,000 shares vested on the date of the agreement, March 1, 2003 and (ii) remaining warrants vest 1/36, or approximately 28,000 on the first day of each month thereafter for a total of 28 months. At June 30, 2004, the right to purchase approximately 639,000 shares of our common stock had vested under this services agreement. The Company recognized $237,000 and $475,000 of expense for these services during the quarter and six months ended June 30, 2004 based on the fair value of the warrants that vested during the period.

On June 25, 2004 the Company entered into agreements to raise capital proceeds from two of its warrant holders. In return for 1.3 million additional warrants at an exercise price of $11.00 per share, these warrant holders agreed to exercise 3.9 million of their warrants before their contractual exercise date. On June 28, 2004 the Company received $7.2 million of proceeds from the exercise of 2.6 million of these warrants. As a direct cost of this transaction the Company decreased additional paid-in capital by $1.2 million, which was equal to the Black-Scholes value of the 900,000 additional warrants issued, and increased additional paid-in capital by the same amount for the value of the additional warrants issued. As of June 30, 2004 the Company recognized a stock subscription receivable and an increase in additional paid-in capital for the expected proceeds from execution of the agreement with the other warrant holder. As more fully described in Note 10 this other warrant holder closed his agreement on July 22, 2004 and remitted proceeds to the Company on that date. Neither the warrants exercised by this holder nor the additional warrants issued to this holder are included in the warrant activity schedule below.

The following table summarizes the Company’s warrant activity for the period December 31, 2003 to June 30, 2004:

	Number Of Potentially Exercisable Shares (in thousands)	Exercise Price Per Share	Expiration
Balance at December 31, 2003	18,853	$2.64 - $3.65	2004 - 2010
Exercised	(4,771)	$2.75 - $3.65
Issued	900	$11.00

Balance at June 30, 2004	14,982	$2.64 - $11.00	2004 - 2010

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx Inc. and others, United States District Court Southern District of New York, filed March 7, 2003. A stockholder suing derivatively on our behalf filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, KFx and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and certain investors completed in 2002. The action sought disgorgement of profits, interest, attorneys’ fees and costs. Based on settlements negotiated between KFx and the other defendants, the court granted the defendants’ motion for summary judgment on January 20, 2004 and dismissed all claims with prejudice. The plaintiff, Leon S. Segen, derivately on behalf of KFx, filed a notice of appeal on January 29, 2004. The matter was settled before final arguments were presented to the Court of Appeals. KFx paid fees of $28,000 to the plaintiff as its share of the settlement expense. The other defendants paid KFx $185,000 under the court approved settlement agreements. The net proceeds of $157,000 is included in other income.

Royalties

In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel technology. As a result of the amendment, Mr. Koppelman’s royalty is 25% of the Company’s worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75.2 million. Mr. Koppelman is now deceased and his estate holds all royalty rights. Mr. Koppelman bequeathed 50% of his total royalties to Theodore Venners, Chairman and CEO of the Company. Subject to the Limited Liability Agreement of K-Fuel LLC dated January 29, 1999, the royalties due the Estate of Edward Koppelman may be subordinated until a 15% rate of return is achieved on the initial plant constructed under that agreement. The total amount paid under this agreement through June 30, 2004 was approximately $280,000.

The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (excluding the KFP Facility) located in the United States in which the feedstock is coal and which uses the Company’s older Series “C” K-Fuel technology to produce fuel. The Company is contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through June 30, 2004 under these agreements.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Venners & Company, Ltd. for public relations and governmental affairs services. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CEO. Prior to April 1, 2004 the agreement provided for monthly consulting fees of $12,000, reimbursement of expenses related to our business and certain performance based bonuses. Effective April 1, 2004 the Company negotiated a revised agreement with Venners & Company for the provision of these services at a fixed cost of $18,000 per month. Either party can terminate the agreement upon written notice. During the quarter and six months ended June 30, 2004, the Company paid Venners & Company, Ltd. approximately $54,000 and $90,000, respectively, in cash for consulting fees and $5,000 and $10,000, respectively, for reimbursement of expenses. The expenses paid in cash during the quarter ended June 30, 2004 related to expenses incurred by Mr. Venners during March 2004. During the quarter and six months ended June 30, 2003, the Company paid Venners & Company, Ltd. approximately $48,000 and $88,000, respectively, in cash for consulting fees and $23,000 and $35,000, respectively, for reimbursement of expenses incurred related to our business.

The Company also is obligated to pay certain royalties to Theodore Venners as discussed in Note 8.

NOTE 10. SUBSEQUENT EVENT

On June 25, 2004 the Company entered into an agreement to raise proceeds through the exercise of warrants from two of its warrant holders. As of June 30, 2004 one of the warrant holders had not closed his agreement. Therefore, the Company recorded a stock subscription receivable for the proceeds expected upon closing. This transaction closed on July 22, 2004 and on that date the Company received $3.4 million of proceeds from the exercise of 1.25 million warrants and relieved the stock subscription receivable. As a direct cost of this transaction the Company decreased additional paid-in capital by $472,000, which was equal to the Black-Scholes value of the 415,000 additional warrants issued, and increased additional paid-in capital by the same amount for the Black-Scholes value of the additional warrants issued.

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

Introduction

The following discussion and analysis is focused on the events and trends that we believe had the most significant impact on our business during the first half of 2004. The highlights of this year to date include raising significant proceeds from the exercise of warrants and options, continued construction of the K-Fuel Plant, selection of the KFx Mine Site for location of the first K-Fuel Plant and the purchase of Landrica Development Company.

Issuances of Common Stock for Cash Consideration

During the second quarter of 2004, for the exercise of 3.7 million warrants and 138,000 options, including 76,000 options that were previously converted from SARs in 2003, we received $10.5 million in cash proceeds, net of transaction costs of approximately $21,000. Additionally, we sold 245,400 shares of common stock to Arch Coal, Inc. for proceeds of approximately $2 million. Cash from equity transactions has increased from the first quarter of 2004, when we received proceeds of approximately $5.2 million from the exercise of approximately 1.1 million warrants and 457,000 options, including 20,000 options that were converted from SARs in 2003.

Purchase of Landrica Development Company

On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company (“LDC”) from Wyodak Resources Development Corp (“WRD”) for cash of $523,000 and assumption of a reclamation liability of $2.7 million. The assumption of the reclamation liability was secured with cash and is presented as restricted cash on the Consolidated Balance Sheet as of June 30, 2004. The results of LDC have been included in the consolidated financial statements from the date of acquisition. LDC is a non-operating coal mine facility with assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property. The purchase price allocation is described in Note 4 to the consolidated financial statements.

K-Fuel Plant Construction at Fort Union Site

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

In June 2004, we announced our decision to locate the initial K-Fuel Plant at the old Fort Union site (currently known as the KFx Mine Site) which was acquired as part of the purchase of Landrica Development Company. Over the next nine months, we will continue development of this site including permitting, site development, design and construction of the K-Fuel plant including the necessary infrastructure to receive feed stock coal from the nearby coalmines. This process will require significant capital investment.

We estimate the total cost of the initial K-Fuel plant construction project to be approximately $41 million with initial production shortly after the end of the first quarter of 2005. This cost estimate and schedule could be adversely affected by delays in obtaining the necessary permits, adverse weather conditions, and significant increases in the costs of materials and construction. Capitalized costs incurred through June 30, 2004 were for the following major plant components:

Major Plant Components	Cost Incurred as of June 30, 2004 ($ millions)
Plant specific equipment	$6.3
Site and plant specific engineering and equipment design	3.3
Other	6

Total	$10.2

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

Continuing Operations

As a result of the disposal of our Pegasus operations we have an insignificant amount of revenue to report.

Consolidated operating costs and expenses for the three months ended June 30, 2004 decreased as compared to the three months ended June 30, 2003 by $945,000 or 36%. This decrease is the result of two factors: (a) a decrease in marketing, general and administrative costs relating primarily to a decrease in legal and consulting fees and (b) a decrease in general engineering and technical services. In the comparative quarter of 2003 we incurred significant legal and consulting fees related to the defense of the lawsuit more fully described in Part II, Item 1 of this report. In the quarter ended June 30, 2004 legal fees also decreased because of the reversal of a $221,000 accrual for legal fees related to the litigation settled during the quarter, which were ultimately not incurred. Additionally, general corporate legal and consulting fees were higher during 2003 compared to 2004, as we had not disposed of Pegasus operations until November 2003.

During the second quarter of 2003 we were evaluating the technological feasibility of combining our proprietary K-Fuel technology with existing equipment and technology used by Lurgi South Africa (Pty) Limited (“Lurgi”) in their coal processing plants to develop an integrated K-Fuel plant. During this period we expensed approximately $313,000 for conceptual engineering and technical services related to the development of this technology. In the latter part of 2003 we completed our feasibility studies and began fabrication of the K-Fuel plant and evaluation of specific sites to locate the plant. As a result, the amount of conceptual engineering and technical services expensed for financial statement purposes has decreased significantly on a comparative basis between the two periods. The change in legal and consulting fees and the decrease in conceptual engineering and technical services caused substantially all of the decline in operating expenses and improvement in the operating loss for the quarter.

We recognized non-operating income of $284,000 during the quarter ended June 30, 2004 compared to net non-operating expense of $61,000 in the quarter ended June 30, 2003. This $345,000 improvement was primarily related to an increase in net interest income of $177,000 and the recognition of $168,000 of other income from the sale of scrap and settlement of outstanding litigation. The increase in net interest income is a direct result of the reduction of our interest bearing obligations since June 30, 2003 and a significant increase in our interest-earning cash balance during the same period. During the second quarter of 2004 we received approximately $31,000 from the sale of scrap metal that we had previously impaired and received $157,000 from the settlement of the litigation more fully described in Part II, Item 1, below. This other income was partially offset by insignificant other expenses.

As a result of the above factors, the consolidated loss from continuing operations of $1.4 million ($0.03 per share) for the second quarter of 2004 was $1.3 million less than the loss from continuing operations for the second quarter of 2003.

Discontinued Operations

The loss from discontinued operations of $448,000 for the quarter ended June 30, 2003 is more fully described in Note 2 to the financial statements. Since the operations of Pegasus were disposed of during 2003 there is no discontinued operations presentation for the quarter ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

Continuing Operations

As a result of the disposal of our Pegasus operations we have an insignificant amount of revenue to report.

Consolidated operating costs and expenses for the six months ended June 30, 2004 decreased as compared to the six months ended June 30, 2003 by $1.5 million or 35%. This decrease is the result of similar factors as the quarter ended June 30, 2004 including: (a) a decrease in marketing, general and administrative costs relating primarily to a decrease in legal and consulting fees and (b) a decrease in general engineering and technical services. During the first half of 2003 we incurred significant legal and consulting fees related to the defense of the lawsuit more fully described in Part II, Item 1 of this report and higher legal fees related to patent maintenance. In the six months ended June 30, 2004 legal fees also decreased because of the reversal of a $521,000 accrual for legal fees related to the litigation settled during the quarter, which were ultimately not incurred. Additionally, general corporate legal and consulting fees were higher during the comparative period of 2003 compared to 2004, as we had not disposed of Pegasus operations until November 2003.

For most of 2003 we were evaluating the technological feasibility of combining our proprietary K-Fuel technology with existing equipment and technology used by Lurgi South Africa (Pty) Limited (“Lurgi”) in their coal processing plants to develop an integrated K-Fuel plant. During the six months ended June 30, 2003 we expensed approximately $820,000 for conceptual engineering and technical services related to the development of this technology. In the latter part of 2003 we completed our feasibility studies and began fabrication of the K-Fuel plant and evaluation of specific sites to locate the plant. As a result, the amount of conceptual engineering and technical services expensed for financial statement purposes has decreased significantly on a comparative basis between the two periods. The change in legal and consulting fees and the decrease in conceptual engineering and technical services caused substantially all of the decline in operating expenses and improvement in the operating loss for the quarter.

We recognized non-operating income of $401,000 during the six months ended June 30, 2004 compared to net non-operating expense of $177,000 in comparative period of 2003. This $578,000 improvement was primarily related to an increase in net interest income in the comparable period of $409,000 and other income from the sale of scrap metal and the settlement of outstanding litigation. The increase in net interest income is a direct result of the reduction of our interest bearing obligations since June 30, 2003 and a significant improvement in our interest-earning cash balance. As a result of the above factors, the consolidated loss from continuing operations of $2.4 million ($0.04 per share) for the first half of 2004 was $2.1 million less than the loss from continuing operations for the first half of 2003.

Discontinued Operations

The loss from discontinued operations of $776,000 for the six months ended June 30, 2003 is more fully described in Note 2 to the financial statements. Since the operations of Pegasus were disposed of during 2003 there is no discontinued operations presentation for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, our working capital was $30.1 million compared to working capital of $21.2 million at December 31, 2003. The increase in working capital of 42%, or $8.9 million during the six months ended June 30, 2004 reflects a continued improvement in our balance sheet compared to 2003. The improvement was primarily due to the $17.7 million of proceeds received from the exercise of options and warrants and sale of common stock. Inflows from cash proceeds were offset by a reduction of cash and cash equivalents of $2.7 million that was restricted as pledged assets for the reclamation liability, approximately $3.9 million of purchases for the K-Fuel plant construction and significant net payments on accounts payable and reduction of accrued expenses of approximately $2 million.

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2004 of $3.5 million was $1.2 million greater than the $2.3 million used during the six months ended June 30, 2003. The increase in cash used in operating activities resulted from the lack of a significant increase in accounts receivable as compared to the prior period of $748,000 offset by a significant increase in the payment of accounts payable and accrued expenses of $2 million and a reduction in net loss of $3 million.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2004 increased by $5.8 million. This increase is a result of incurring approximately $3.1 million more in capital expenditures related to the K-Fuel plant (See discussion of progress on the K-Fuel Plant above) compared to the prior period, an increase in restricted cash of $2.7 million related to the reclamation liability incurred on the Landrica Development Company (“LDC”) acquisition and $523,000 for the purchase of LDC (See Note 4). The increase in cash used in investing activities from these additional payments totaling $6.3 million was partially offset by collections on the note receivable due from Pegasus (See Note 4) of $173,000.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2004 was $17.7 million compared to approximately $19 million for the six months ended June 30, 2003. As previously discussed we raised approximately $17.7 million of proceeds from the exercise of options and warrants and sale of common stock during the first half of 2004. In the comparative period of 2003 the Company issued 7.7 million shares of KFx common stock in private placements at a price of $2.50 per share, which resulted in cash proceeds to the Company of $19 million, net of transaction costs.

Future Sources and Uses of Cash

We do not expect to derive cash from operations in 2004. We will seek to meet our cash requirements over the next year with respect to day-to-day operations and the construction of the K-Fuel plant through (i) cash on hand; (ii) proceeds from the exercise of outstanding options and warrants; (iii) potential partners in connection with the initial K-Fuel Plant or future plants; (iv) potential debt and/or equity offerings; and (v) potential fees from licensing new K-Fuel facilities. Such transactions may be on better or worse terms than previously negotiated on similar transactions.

It is estimated that construction of the initial K-Fuel Plant will be completed shortly after the end of the first quarter of 2005. Upon commencement of operations, we expect to generate revenue from the sale of K-Fuel product and positive net cash flows from operations. We have also begun negotiations and preliminary engineering to support the development of future K-Fuel facilities at several different locations under consideration. As these projects develop, we will require additional funding which we expect to obtain from one or more of the sources described above.

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

Our policy regarding accounting for discontinued operations is significant because of the revised financial statements resulting from the disposal of the Pegasus operations. For purposes of the discontinued operations presentation in the Consolidated Statement of Operations for the six months ended June 30, 2003, the loss from operating Pegasus has been aggregated for reporting purposes into a single line called “Loss from discontinued operations.” We have made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of Pegasus were eliminated from our on-going operations and (b) we will not have any significant continuing involvement in the operations of Pegasus after the disposal transaction.

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

New Accounting Pronouncements

There were no new FASB pronouncements during the first half of 2004 that we expect to have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities. Currently, we have insignificant foreign operations. To the extent that we establish significant foreign operations in the future, we will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. We are indirectly exposed to fluctuations in fuel commodity prices. To the extent that competitive fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel production services. However, K-Fuel provides various environmental benefits that management believes could significantly mitigate the fuel commodity risk associated with our business. KFx holds no equity market securities, but does face equity market risk relative to its own equity securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004 in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that KFx’s disclosure controls and procedures enable us to:

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

(b)	Changes in internal control over financing reporting

There were no changes in KFx’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, KFx’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx Inc. and others, United States District Court Southern District of New York, filed March 7, 2003. A stockholder suing derivatively on our behalf filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, KFx and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and certain investors completed in 2002. The action sought disgorgement of profits, interest, attorneys’ fees and costs. Based on settlements negotiated between KFx and the other defendents, the court granted the defendants’ motion for summary judgment on January 20, 2004 and dismissed all claims with prejudice. The plaintiff, Leon S. Segen, derivately on behalf of KFx, filed a notice of appeal on January 29, 2004. During the quarter ended June 30, 2004, the matter was settled before final arguments were presented to the Court of Appeals. KFx paid fees of $28,000 to the plaintiff as its share of the legal costs. The other defendants paid KFx $185,000 under the court approved settlement agreements.

In addition, as with most business, there could be potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2004, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act and Regulation D and Rule 506 promulgated thereunder.

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received
Two Existing Warrant Holders	June 28, 2004 (1)	$11.00 per share of Common Stock	Warrants	1,315,000	(1)
One Accredited Investor	June 24, 2004	N/A	Common Stock	245,400	$2,000,000

(1)	On June 25, 2004 the Company entered into an agreement to raise proceeds through the exercise of warrants from two of its existing warrant holders. In return for 1,315,000 additional warrants at an exercise price of $11.00 per share, these warrant holders agreed to exercise 3.9 million of their warrants before the contractual exercise date. On June 28, 2004, the Company received $7.2 million of proceeds from the exercise of 2.6 million of these warrants by one of the warrant holders. On July 22, 2004, the Company received $3.4 million of proceeds from the exercise of 1.25 million of these warrants by the other warrant holder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 20, 2004 for the principal purposes of (a) electing three directors to the Board of Directors: and (b) approving Deloitte & Touche LLP as the Company’s independent accountants for the year ending December 31, 2004.

The following votes were cast by stockholders with respect to the election of directors named in the Company’s Proxy Statement, dated April 20, 2004, for the Annual Meeting:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
Stanford M. Adelstein	42,537,436	112,560	74,620
Mark S. Sexton	42,632,196	17,800	74,620
Richard S. Spencer III	42,600,086	49,910	74,620

The following votes were cast by stockholders with respect to the approval of Deloitte & Touche LLP as the Company’s independent accountant for the year ending December 31, 2004:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
Deloitte & Touche LLP	42,689,964	26,057	8,595

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(B)	REPORTS ON FORM 8-K

During the quarter ended June 30, 2004 and through the date of filing of this report, the Company filed the following reports on Form 8-K:

•	Current Report on Form 8-K dated May 3, 2004, under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

•	Current Report on Form 8-K dated May 4, 2004, under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

•	Current Report on Form 8-K dated May 10, 2004, under Item 7, Financial Statements and Exhibits and Item 12, Results of Operations and Financial Condition.

•	Current Report on Form 8-K dated May 24, 2004, under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

•	Current Report on Form 8-K dated June 28, 2004, under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

•	Current Report on Form 8-K dated June 28, 2004, under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

•	Current Report on Form 8-K dated July 8, 2004, under Item 9, Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: August 9, 2004	By:	/s/ THEODORE VENNERS
THEODORE VENNERS CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: August 9, 2004	By:	/s/ MATTHEW V. ELLEDGE
MATTHEW V. ELLEDGE VICE PRESIDENT & CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)