Form 10-Q
period 2004-09-30
KFX INC
filed 2004-11-09
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 4, 2004, 2004 there were 60,445,903 shares of the registrant’s common stock, $.001 par value, outstanding.

KFX INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KFX INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003

	(Dollars and shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,770	$23,701
Prepaid expenses	258	104
Other current assets	26	238
Current portion of note receivable (Note 3)	316	1,006

Total current assets	33,370	25,049
Restricted cash	2,729	-
Plant construction in progress (Note 5)	12,707	6,315
Property and equipment, net of accumulated depreciation (Note 5)	3,485	334
Patents, net of accumulated amortization (Note 6)	1,237	1,266
Note receivable (Note 3)	1,926	1,486
Prepaid royalty	513	517
Other assets	34	37

TOTAL ASSETS	$56,001	$35,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$810	$3,084
Accrued expenses	1,053	568
Interest payable	18	9
Deferred revenue	19	19
Current maturity of long-term debt and note payable	180	170

Total current liabilities	2,080	3,850
Long-term liabilities:
Long-term portion of note payable	35	-
Asset retirement obligation	2,729	-
Long-term portion of deferred revenue	42	56

Total liabilities	4,886	3,906
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000 shares authorized, none issued
Common stock, $.001 par value, 120,000 shares authorized; 60,415 and 52,952 shares issued and outstanding, respectively	60	53
Additional paid-in capital	173,323	149,047
Accumulated deficit	(122,268)	(118,002)

Total stockholders’ equity	51,115	$31,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,001	$35,004

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(Dollars and shares in thousands, except per share amounts)
OPERATING REVENUES
Contract and license revenue	$5	$30

OPERATING COSTS & EXPENSES

Marketing, general & administrative	$1,760	$1,611
Engineering and technical services	108	326
Depreciation and amortization	115	104

Total operating costs and expenses	1,983	2,041

OPERATING LOSS	$(1,978)	$(2,011)

Other income	50	-
Interest income (expense), net	107	(666)

Loss from continuing operations	$(1,821)	$(2,677)

Loss from discontinued operations (Note 2)	-	(428)

NET LOSS	$(1,821)	$(3,105)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.03)	$(0.06)
Loss from discontinued operations	-	(0.01)

Basic and diluted loss per share	$(0.03)	$(0.07)

Weighted-average common shares outstanding, basic and diluted	59,513	47,160

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	UNAUDITED NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(Dollars and shares in thousands, except per share amounts)
OPERATING REVENUES
Contract and license revenue	$22	$62

OPERATING COSTS & EXPENSES

Marketing, general & administrative	$4,273	$5,056
Engineering and technical services	233	1,146
Depreciation and amortization	296	232
Asset impairment	45	-

Total operating costs and expenses	4,847	6,434

OPERATING LOSS	$(4,825)	$(6,372)

Other income	218	(1)
Interest income (expense), net	341	(842)

Loss from continuing operations	$(4,266)	$(7,215)

Loss from discontinued operations (Note 2)	-	(1,204)

NET LOSS	$(4,266)	$(8,419)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Loss from continuing operations	$(0.08)	$(0.16)
Loss from discontinued operations	-	(0.03)

Basic and diluted loss per share	$(0.08)	$(0.19)

Weighted-average common shares outstanding, basic and diluted	56,278	44,917

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollars and Shares in Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Note and Stock Subscription Receivable	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2002	38,968	$39	$111,510	$(95)	$(109,719)	$1,735
Common stock and warrants issued for services	338	-	2,398	-	-	2,398
Common stock and warrants issued in a private placement	7,745	8	18,276	-	-	18,284
Common stock issued on exercise of options and warrants	5,480	5	14,467	-	-	14,472
Stock returned and cancelled	(450)	-	-	-	-	-
Stock appreciation rights	-	-	2	-	-	2
Issuance of common stock for note receivable	871	1	2,394	-	-	2,395
Payment of note receivable for services	-	-	-	95	-	95
Net loss	-	-	-	-	(8,283)	(8,283)

Balance at December 31, 2003	52,952	$53	$149,047	$-	$(118,002)	$31,098
Common stock issued on exercise of options and warrants	7,207	7	21,160	-	-	21,167
Sale of common stock	245	-	1,995	-	-	1,995
Common stock and warrants issued for services	11	-	1,121	-	-	1,121
Net loss	-	-	-	-	(4,266)	(4,266)

Balance at September 30, 2004	60,415	$60	$173,323	$-	$(122,268)	$51,115

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	UNAUDITED NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net loss	$(4,266)	$(8,419)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	296	658
Asset impairment	45	-
Equity in loss of unconsolidated affiliates	-	1
Amortization of debt discount	-	1,192
Common stock and warrants issued for services	1,121	1,776
Stock appreciation rights	-	2
Write-down of accounts and other receivables	26	50
Gain on acquisition of minority interest	(29)	-
Minority interest preferred dividend	-	180
Other	(36)	(15)
Changes in operating assets and liabilities:
Accounts receivable, unbilled revenue and deferred job costs	-	(776)
Prepaids, interest receivable and other assets	64	45
Deferred revenue	(14)	(307)
Accounts payable and accrued expenses	(1,787)	844
Interest payable	9	(36)

Cash used in operating activities	(4,571)	(4,805)

INVESTING ACTIVITIES
Purchases of property and equipment	(6,439)	(2,682)
Increase in restricted cash	(2,729)	-
Patent acquisition and pending patent applications	(62)	(42)
Cash paid on obligation for acquisition of business	-	(346)
Cash paid on acquisition of business, net of cash acquired	(523)	-
Investments in equity based investees	-	(66)
Collections on note receivable	237	-

Cash used in investing activities	(9,516)	(3,136)

FINANCING ACTIVITIES
Proceeds from exercise of options and warrants	21,167	22,113
Proceeds from issuance of common stock	1,995	-
Payments on note payable	(6)	-
Proceeds from short-term borrowings	-	300
Payments on convertible debt	-	(94)

Cash provided by financing activities	23,156	22,319

Increase in cash and cash equivalents	9,069	14,378
Cash and cash equivalents, beginning of period	23,701	3,342

Cash and cash equivalents, end of period	$32,770	$17,720
Cash used by discontinued operations	-	543

CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$32,770	$18,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$211

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Nine Months Ended September 30, 2004:

       The Company incurred a note payable obligation of $52,000 on the purchase of a vehicle during the nine months ended September 30, 2004.

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

       During the nine months ended September 30, 2003, the Company applied approximately $93,000 of invoices for products and services to the outstanding convertible long-term debt.

       During the nine months ended September 30, 2003, the Company issued 68,300 shares of common stock to consultants with a fair value of $281,582.

KFX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

Nature of Operations

       KFx Inc. is a “clean energy” technology company with a patented process, which we refer to as K-Fuel™(“K-Fuel”) technology that adds value to coal producers and the electric power generation industry by significantly improving the quality of lower heating value coal and facilitating the industry’s compliance with air emission standards. We operate a research, development, and demonstration facility near Gillette, Wyoming that includes a Class A laboratory and pilot plants capable of processing all types of source coal into K-Fuel using our proprietary technology. This facility provides critical information to our potential customers and governmental agencies in assessing the benefits of the K-Fuel process.

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

Consolidation Policy

       The consolidated financial statements include the accounts of KFx and its wholly-owned subsidiaries, K-Fuel LLC (“KFL”), KFx Technology, Inc. (“KFxT”), Landrica Development Company (“LDC”) and Advanced Coal Processing, Inc. (“ACP”), formerly KFx Wyoming, Inc. On August 31, 2004 the Company acquired the remaining interest in its majority-owned subsidiary, KFx-Lurgi (Pty) Ltd (“KLL”), a South African registered entity.  Immediately after acquisition KLL was dissolved, and the impact on the Company’s consolidated financial statements was not significant.  Prior to its dissolution, the consolidated financial statements included the accounts of this former majority-owned subsidiary.  On August 1, 2004 the Company acquired COGAS LLC (“COGAS”), a Wyoming Limited Liability Company.  Prior to acquisition COGAS had no operations.  The accounts of COGAS are included in the consolidated financial statements of KFx for the period ended September 30, 2004.  The consolidated Statement of Operations and Statement of Cash Flows (for cash provided or used by discontinued operations) for the period ended September 30, 2003 were revised to reflect the discontinued operations of Pegasus Technologies, Inc. (“Pegasus”). A detailed description of the equity transfer transaction involving Pegasus and KFL is provided in Note 2. Prior to November 26, 2003, the operations of KFL were accounted for as an equity investment since the 49% partner, Kennecott Energy Company, had certain participative rights.

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

Pegasus Software License and Services Revenue

       Prior to the disposition of Pegasus, more fully discussed in Note 2, the Company recognized revenue in the operations of Pegasus in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of Statement of Position 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company derived revenues from license fees, for the Company’s NeuSIGHT®and Power Perfecter®software, and services, including installation, implementation, maintenance and training, under the terms of both fixed-price and time-and-materials contracts. Revenues were not recognized until persuasive evidence of an arrangement existed, either by way of a signed contract or signed purchase order, collectibility was reasonably assured, delivery had occurred or services had been rendered and the price was fixed or determinable.

       Where services were essential to the functionality of the delivered software, the license fee and services revenue was generally recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion for each contract was determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may have periodically encountered changes in costs, estimated costs and other factors that may have led to a change in the original estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates were made in the periods in which the underlying factors requiring such revisions became known. If such revisions indicated a loss on a contract, the entire loss was recorded at such time. Amounts billed in advance of services being performed were recorded as deferred revenue. Unbilled work-in-progress represented revenue earned but not yet billable under the terms of fixed price contracts and all such amounts were expected to be billed in accordance with performance milestones specified in the contract and collected within twelve months. Deferred job costs represented up-front hardware costs incurred that were amortized to expense over the term of related revenue recognition.

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

Loss From Discontinued Operations

       Prior to its disposal in November 2003, Pegasus was reported and accounted for as an operating segment. For purposes of the Consolidated Statement of Operations for the quarter and nine months ended September 30, 2003, the loss from operating Pegasus has been aggregated into a single line called “Loss from discontinued operations.” The Company has made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of this asset were eliminated from our on-going operations and (b) the Company does not expect to have any significant continuing involvement in the operations of Pegasus in the future. As a result of this disposition KFx only operates in a single business segment.

Cash and Cash Equivalents

       Cash and cash equivalents consist of highly liquid investments that consist primarily of taxable, short-term money market instruments and overnight deposits with insignificant interest rate and credit risk and original maturities of three months or less at the time of purchase.

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

Property, Plant, and Equipment

K-Fuel Plant Under Construction

       All costs that are directly related to the design, engineering, purchase or fabrication of K-Fuel plant equipment and construction of a commercial K-Fuel plant project are capitalized in “Plant construction in progress”. All costs that are directly related and/or allocable to developing a specific K-Fuel plant site for a commercial plant project are capitalized and separately identified as belonging to that site. If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected the capitalized costs are evaluated for impairment. Costs that are not directly related to the development of the K-Fuel plant or development of a specific site are expensed. The Company begins recognizing depreciation on plant assets once the assets are put into use. Accordingly, no depreciation has been recognized on K-Fuel plant assets to date.

Other Property, Plant, and Equipment

       Other property, plant, and equipment consist of buildings, furniture and fixtures, computers, vehicles and leasehold improvements.  As of September 30, 2004 the coal handling, water treatment, injection wells, land and asset retirement cost purchased in the acquisition of Landrica Development Company (collectively “non-operating mine assets”) more fully described in Note 4 below were included in other property, plant and equipment as well.

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

        As further discussed in Note 4 below, the Company acquired LDC in May 2004.  As part of the purchase agreement the Company agreed to assume the reclamation liability associated with the non-operating coal mine assets owned by LDC.  The fair value of this liability is determined from time-to-time by the Wyoming Department of Environmental Quality (“DEQ”).  This reclamation liability was recorded at its fair value as determined by the DEQ on the date of acquisition and an equivalent amount was added to the asset cost.  Since the Company has elected to rely on the DEQ assessment of reclamation cost, no accretion to the liability has been recognized.

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

       Had compensation expense for the Company’s stock options granted to employees and non-employee directors been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, the Company’s pro forma net loss and net loss per share would have been as follows:

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net loss	$(1,821)	$(3,105)
Add: Stock-option-based employee and non-employee director compensation expense included in reported net loss	—	—
Deduct: Total stock-option-based employee and non-employee director compensation expense determined under fair value-based method for all awards	(555)	$(354)

Pro forma net loss	$(2,376)	$(3,459)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.07)
Pro forma basic and diluted net loss per share	$(0.04)	$(0.07)

       For pro forma calculations in the three months ended September 30, 2004 and 2003, respectively, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended September 30,
	2004	2003
Weighted-average:
Risk free interest rate	3.99%	2.94%
Expected option life (years)	7.0	7.0
Expected volatility	69.36%	68.91%
Expected dividends	None	None

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Net loss	$(4,266)	$(8,419)
Add: Stock-option-based employee and non-employee director compensation expense included in reported net loss	—	—
Deduct: Total stock-option-based employee and non-employee director compensation expense determined under fair value-based method for all awards	$(2,335)	$(1,498)

Pro forma net loss	$(6,601)	$(9,917)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.19)
Pro forma basic and diluted net loss per share	$(0.12)	$(0.22)

       For pro forma calculations for the nine months ended September 30, 2004 and 2003, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Nine Months Ended September30,
	2004	2003
Weighted-average:
Risk free interest rate	4.10%	3.53%
Expected option life (years)	7.0	7.0
Expected volatility	69.54%	69.19%
Expected dividends	None	None

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

Revisions and Reclassifications

       As a result of KFx’s disposition of its Pegasus operations in 2003, the Company’s previously reported Consolidated Statements of Operations for the quarter and nine months ended September 30, 2003 and Statement of Cash Flows (for cash provided in discontinued operations) for the period ended September 30, 2003 have been revised to present the discontinued Pegasus operations separate from continuing operations (See Note 2). Additionally, certain reclassifications have been made to the 2003 Consolidated Balance Sheet to conform to the current period presentation.

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

       The Company accounted for the disposal of these operations in accordance with SFAS No. 144 (See “Loss from Discontinued Operations” in Note 1).

       The following table presents the summarized results of Pegasus’ discontinued operations for the Consolidated Statement of Operations for the three and nine months ended September 30, 2003:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Dollars in thousands)	(Dollars in thousands)
Revenue	$1,378	$4,517

Net loss from discontinued operations	$428	$1,204

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

       On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx. The advance balance from Cinergy to Pegasus was $2.4 million on September 11, 2003, and was converted into approximately 871,000 shares of KFx common stock at a price of $2.75 per share, in accordance with the terms of the agreement. At conversion of this note receivable Pegasus became indebted to KFx for the remainder of the balance outstanding. As additional consideration to KFx in the Agreement described in Note 2, $250,000 of the payment made by KFx to Pavilion was added to the note receivable due KFx. The note accrues interest at 7% per annum, payable monthly. Payments on the note are due pursuant to an assignment of certain cash proceeds due to Pegasus from Cinergy. The Company has certain rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. During the quarter and nine months ended September 30, 2004 the Company collected $64,000 and $237,000 in principal payments, respectively.  During the quarter and nine months ended September 30, 2004 the Company collected $40,000 and $108,000 in interest payments, respectively.

NOTE 4. PURCHASE OF LANDRICA DEVELOPMENT COMPANY

       On May 21, 2004, the Company acquired all of the outstanding stock of Landrica Development Company (“LDC”) from Wyodak Resources Development Corporation (“WRD”) for cash of $523,000 and assumption of a reclamation liability of $2.7 million.  The assumption of the reclamation liability was secured with cash and is presented as restricted cash on the Consolidated Balance Sheet as of September 30, 2004.  The results of LDC have been included in the consolidated financial statements from the date of acquisition.  LDC owns a non-operating coal mine facility with assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.

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

        Since LDC was not operating the mine during 2003 or 2004 the operating results, including revenue and net income are insignificant.  Therefore, pro-forma results as if the acquisition had occurred at the beginning of the respective period are not presented.

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT

       Property, plant and equipment consisted of the following:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)

K-Fuel demonstration plant	$10,854	$10,854
Non-operating mine site property, plant, and equipment	3,229	-
Vehicles, office furniture and equipment	903	811

Total	14,986	11,665
Less accumulated depreciation	(11,501)	(11,331)

Property and equipment, net of accumulated depreciation	$3,485	$334

Plant construction in progress	$12,707	$6,315

       Of the $12.7 million of expenditures for plant construction in progress at September 30, 2004 approximately $1.1 million has been paid to Lurgi S.A (Pty) Ltd for payment of goods and services not yet fully received from vendors.  The K-Fuel demonstration plant was fully depreciated as of September 30, 2004 and December 31, 2003; however, since it continues to be a significant source of testing and demonstration for the Company’s potential customers we have presented its original cost basis and accumulated depreciation for informational purposes.

NOTE 6. PATENTS

        Patents consisted of the following:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)

Domestic and foreign patents granted	$1,844	$1,788
Domestic and foreign patents pending	268	262

Total patents	$2,112	$2,050
Less accumulated amortization	(875)	(784)

Net book value	$1,237	$1,266

        Patent amortization expense, including abandoned patents pending, was $19,000 in the quarter and $124,000 in the nine months ended September 30, 2004 compared to $29,000 in the quarter and $88,000 in the nine months ended September 30, 2003.

        Most of our early patents are near their expiration dates.  Our later patents will not expire until 2018 through 2021.  We have filed a new patent application covering the technology to be used in our K-Fuel Plant project, which if granted, will not expire until 2024.  However, our on-going research and development activities often lead to new methods of applying heat and pressure to beneficiate coal, and new patent applications are filed for many of these new methods.  Even as the Company is constructing commercial plants, we will continue our efforts to find new and better ways to improve efficiency in our technology.

NOTE 7. STOCK OPTION PLANS

       The Company has four qualified stock option plans (“Option Plans”): the Amended and Restated 1992 Stock Option Plan (the “1992 Plan”); the 1996 Stock Option and Incentive Plan (the “1996 Plan”); the 1999 Stock Incentive Plan (the “1999 Plan”); and the 2002 Stock Incentive Plan (the “2002 Plan”). These plans are administered by the Compensation Committee of the Company’s Board of Directors (“Committee”), which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options (“ISO”).

       The 1992 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of non-qualified stock options (“NSO”) and ISOs. Stock options granted under the 1992 Plan generally vest 20% on the date of grant, with an additional 20% vesting on each anniversary date thereafter until fully vested. The Committee can accelerate the vesting of an outstanding option at its sole discretion, and is required to accelerate the vesting of all options outstanding under the 1992 Plan in the event of a change in control. As a result of Thermo Ecotek Corporation’s (“TCK”) investment in the Company on January 31, 1997, which increased its ownership in the Company to in excess of 15%, which constituted a change in control, all options outstanding under the 1992 Plan became fully vested. Stock options granted under the 1992 Plan generally expire not more than ten years from the date of grant. During the three months and nine months ended September 30, 2004 the Company granted a total of 70,000 options under the 1992 Plan to three consultants, all of which were immediately exercisable.  The Company has reserved 1 million shares of common stock for issuance under the 1992 Plan, of which 508,000 options remain available for grant as of September 30, 2004.

       The 1996 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of NSOs, ISOs, stock appreciation rights (“SAR”) and restricted stock. Stock options granted under the 1996 Plan generally vest 20% on the first anniversary date of the grant, and an additional 20% each anniversary date thereafter until fully vested. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except there are no specific change in control vesting requirements. Stock options granted under the 1996 Plan generally expire not more than ten years from the date of grant. The Company has reserved 1.5 million shares of common stock for issuance under the 1996 Plan, of which approximately 1,000 options remain available for grant at September 30, 2004. There were 530,000 options granted under the 1996 Plan during the nine months ended September 30, 2004.  Of the options granted during these periods, 230,000 were granted to non-employee directors of the Company and 300,000 were granted to officers of the Company.  The options granted to non-employee directors vested immediately.

       The 1999 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that vesting is not required upon a change in control. During the three and nine months ended September 30, 2004 there were 20,000 options granted to a non-employee director of the Company, all of which were immediately exercisable.  The Company has reserved 2 million shares of common stock for issuance under the 1999 Plan, of which 5,000 options remain available for grant at September 30, 2004.

       The 2002 Plan provides for the award to the Company’s executive officers and other key employees, non-employee directors and consultants and others of various forms of equity based compensation including ISOs, NSOs, SARs, or restricted stock. The Committee has similar discretionary authority to accelerate the vesting of any outstanding option as described above under the 1992 Plan, except that vesting is not required upon a change in control. The Company has reserved 2 million shares of common stock for issuance under the 2002 Plan. There were 50,000 and 580,000 options granted during the three months and nine months ended September 30, 2004, respectively.  Additionally, approximately 87,000 options were cancelled and returned to the plan during the nine months ended September 30, 2004. Of the options granted during this period, 80,000 were granted to non-employee directors of the Company and the remainder were granted to an officer of the Company.  The options granted to non-employee directors vested immediately.  Additionally, 3,000 unrestricted and 100,000 restricted shares were granted to officers of the Company. The restricted share grant vests pro-rata at 20% per year beginning in January 2005. For the quarter and nine months ended September 30, 2004 the Company recognized $0 and $28,000 and $39,000 and $116,000 of compensation expense on the unrestricted and restricted share grant, respectively. As of September 30, 2004, the 2002 Plan had approximately 2,000 options remaining.

       The following table summarizes the Company’s stock option activity for the period December 31, 2003 to September 30, 2004:

	Option Activity		Options Exercisable

	Total Shares (in thousands)	Weighted Average Exercise Price Per Share	Total Shares (in thousands)	Weighted Average Exercise Price Per Share

Balance at December 31, 2003	4,453	$3.16	4,023	$3.09
Granted	1,200	8.21
Exercised	(1,070)	3.89
Cancelled	(87)	2.75

Balance at September 30, 2004	4,496	$4.34	3,476	$3.52

       Stock options outstanding and exercisable as of September 30, 2004 are summarized below:

		Stock Options Outstanding		Stock Options Exercisable

Range of Exercise Prices	Number of Shares (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price

$0.01 - $2.00	1,170	1.2	$1.35	1,170	$1.35
$2.01 - $5.00	1,949	3.7	$3.59	1,739	$3.58
$5.01 - $7.00	177	4.7	$6.03	127	$5.89
$7.01 - $9.00	970	6.2	$7.93	370	$8.22
$9.01 - $9.40	230	6.5	$9.40	70	$9.40

$0.01 - $9.40	4,496	3.8	$4.34	3,476	$3.52

       In previous periods the Company disclosed options and SARs converted to options separately.  However, for the period ended September 30, 2004 all options outstanding and exercisable are included in the table above.  As of December 31, 2003 there were 2,937,000 options and 1,516,000 SARs converted to options outstanding, respectively, for a total of 4,453,000 options outstanding.  Additionally, as of December 31, 2003 there were 2,507,000 options and 1,516,000 SARs converted to options exercisable, respectively, for a total of 4,023,000 options exercisable.  All stock options granted during the nine months ended September 30, 2004 and for the year ended December 31, 2003 were at exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant.

NOTE 8. WARRANTS TO PURCHASE COMMON STOCK

       Associated with various financing transactions and professional service agreements, the Company has issued transferable warrants to purchase common stock. In May 2003, the Company issued a warrant for the purchase of 1 million common shares of the Company at an exercise price of $2.75 per share to a consultant as part of a 3-year services agreement. The warrant vests as follows: (i) 2/9ths or approximately 222,000 shares vested on the date of the agreement, March 1, 2003 and (ii) remaining warrants vest 1/36, or approximately 28,000 on the first day of each month thereafter for a total of 28 months. At September 30, 2004, the right to purchase approximately 722,000 shares of our common stock had vested under this services agreement. The Company recognized $237,000 and $712,000 of expense for these services during the quarter and nine months ended September 30, 2004 based on the fair value of the warrants that vested during the period.

       On June 25, 2004 the Company entered into agreements to raise capital proceeds from two of its warrant holders.  In return for 1.3 million additional warrants at an exercise price of $11.00 per share, these warrant holders agreed to exercise 3.9 million of their warrants before their contractual exercise date.  On June 28, 2004 the

Company received $7.2 million of proceeds from the exercise of 2.6 million of these warrants.  As a direct cost of this transaction the Company decreased additional paid-in capital by $1.2 million, which was equal to the Black-Scholes value of the 900,000 additional warrants issued, and increased additional paid-in capital by the same amount for the value of the additional warrants issued.  On July 22, 2004 the Company received $3.4 million of proceeds from the exercise of the remaining 1.2 million warrants from the other warrant holder.  As a direct cost of this transaction the Company decreased additional paid-in capital by $600,000, which was equal to the Black-Scholes value of the 415,000 additional warrants issued, and increased additional paid-in capital by the same amount for the value of the additional warrants issued.

       The following table summarizes the Company’s warrant activity for the period December 31, 2003 to September 30, 2004:

	Number Of Potentially Exercisable Shares (in thousands)	Exercise Price Per Share	Expiration

Balance at December 31, 2003	18,903	$2.64 - $3.65	2004 - 2010
Exercised	(6,137)	$2.75 - $3.65
Issued	1,315	$11.00

Balance at September 30, 2004	14,081	$2.64 - $11.00	2005 - 2010

NOTE 9. COMMITMENTS AND CONTIGENT LIABILITIES

The following table summarizes our future commitments, excluding repayments of debt, as of September 30, 2004:

	Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating leases	$373	$175	$192	$6	$-
Purchase commitment obligations:
K-Fuel Plant commitments	5,951	5,951	-	-	-
Other contractual commitments	375	271	104	-	-

Total commitments	$6,699	$6,397	$296	$6	$-

Operating Leases

        The Company is obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. Rent expense in the nine months ending September 30, 2004 was $208,000 compared to $205,000 in the same period of 2003.  Through September 30, 2004 certain of the leased property, principally office space, was sublet to third parties under a non-cancelable operating sublease.  Sublease income was $124,000 in the nine months ending September 30, 2004 compared to $97,000 in the same period of 2003.  The sublease expired in September 2004.

Purchase Commitment Obligations

        The Company has purchase commitments for K-Fuel plant-related equipment and services of approximately $6.0 million as of September 30, 2004.  Additionally, the Company has previously negotiated purchase commitments of approximately $375,000 for corporate and engineering consulting services over the next two years.

Litigation

       Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx Inc. and others, United States District Court Southern District of New York, filed March 7, 2003. A stockholder suing derivatively on our behalf filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, KFx and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and certain investors completed in 2002. The action sought disgorgement of profits, interest, attorneys’ fees and costs. Based on settlements negotiated between KFx and the other defendants, the court granted the defendants’ motion for summary judgment on January 20, 2004 and dismissed all claims with prejudice. The plaintiff, Leon S. Segen, derivatively on behalf of KFx, filed a notice of appeal on January 29, 2004. The matter was settled before final arguments were presented to the Court of Appeals.  KFx received $185,000 from the other defendants under the court approved settlement agreements and paid fees of $28,000 to the plaintiff as its share of the settlement expense.  The net proceeds of $157,000 is included in other income.

Royalties

       In 1996, the Company entered into a royalty amendment agreement with Edward Koppelman, the inventor of the K-Fuel technology. As a result of the amendment, Mr. Koppelman’s royalty is 25% of the Company’s worldwide royalty and license fee revenue. The royalty to Mr. Koppelman will cease when the cumulative payments to him reach the sum of approximately $75.2 million. Mr. Koppelman is now deceased and his estate holds all royalty rights. Mr. Koppelman bequeathed 50% of his total royalties to Theodore Venners, Chairman and CEO of the Company. Subject to the Limited Liability Agreement of K-Fuel LLC dated January 29, 1999, as amended, the royalties due the Estate of Edward Koppelman may be subordinated until a 15% rate of return is achieved on the initial plant constructed under that agreement. The total amount paid under this agreement through September 30, 2004 was approximately $280,000.

       The Company is contingently liable to Ohio Valley Electric Corporation (“OVEC”) for an overriding royalty of 0.5% to OVEC on the gross revenues generated by the sale of fuel produced from any production plant (excluding the KFP Facility) located in the United States in which the feedstock is coal and which uses the Company’s older Series “C” K-Fuel technology to produce fuel. We do not believe the technology being utilized for the K-Fuel plant currently under construction would require any royalty payments to OVEC. The Company is also contingently liable to Fort Union for 20% of the Company’s North American royalty proceeds, to a maximum of $1.5 million. No payments or accruals have been required through September 30, 2004 under these agreements.

Consulting Agreements

       The Company has consulting agreements with political and environmental consultants to advise the Company on proposed legislation and regulations and advocate its interests before the U.S. Congress and regulatory agencies. These agreements can generally be terminated upon no more than 30 days notice. Some of these agreements provided for bonus compensation if certain legislation favorable to KFx was enacted by Congress.  Congress recently passed H.R. 4520 which was signed into law on October 22, 2004.  Based on a preliminary review by the Company’s tax counsel, the law could provide a tax credit of approximately $5.35 per ton (as escalated for inflation) for each ton of K-Fuel produced from plants placed into service before January 1, 2009 for a period of 10 years from such in-service date. Under this law, our initial K-Fuel Plant could generate approximately $4 million per year of tax credits, while a more optimum sized facility at 8 million tons per year would generate over $42 million per year of tax credits for the applicable 10-year period. There are specific qualifications that must be met for a product to qualify for the tax credit and the credit is subject to a “phase out” formula that, under certain circumstances, could reduce or eliminate the tax credit. While we believe these tax credits will provide significant value to the Company, there can be no assurances that the Company will receive these benefits.

       Because of the significant potential benefits provided to KFx, the Company may be required to provide bonus compensation to certain consultants. However, because the final provisions of H.R. 4520 are not as favorable as the goals described in the consulting agreements, the amounts due under these agreements are not certain and will need to be determined. In the unlikely event that the maximum amount of bonus compensation is due, the Company would be required to (i) make cash payments of approximately $100,000, (ii) extend four of the currently active consulting agreements for periods of 12 to 43 months at an aggregate cost of approximately $1.1 million, (iii) issue approximately 19,300 shares of common stock for services provided, and (iv) issue warrants for the purchase of a total of 700,000 shares at an average exercise price of $7.43 per share with a term of three years. The proceeds to the Company from the exercise of these warrants would be approximately $5.2 million and the non-cash expense, based on the Black-Scholes option-pricing model (assuming a weighted average risk free interest rate of 2.85%, expected option life of 3 years, expected volatility of 46.64% and no dividends), for issuing these warrants would be approximately $2.7 million. The Company believes the final bonus compensation costs will be significantly less than these amounts and has initiated an independent review of these consulting agreements and the new law to determine what liability it may have under these agreements.

NOTE 10. RELATED PARTY TRANSACTIONS

      The Company has a consulting agreement with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate the Company’s interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CEO. Prior to April 1, 2004, the agreement provided for monthly consulting fees of $12,000, reimbursement of expenses related to our business and certain performance-based bonuses.  Effective April 1, 2004, the Company negotiated a revised agreement with Venners & Company, Ltd. for the provision of these services at a fixed cost of $18,000 per month. Either party can terminate the agreement upon written notice.  During the quarter and nine months ended September 30, 2004, the Company paid Venners & Company, Ltd. approximately $54,000 and $144,000, respectively, in cash for consulting fees and $0 and $10,000, respectively, for reimbursement of expenses.  During the quarter and nine months ended September 30, 2003, the Company paid Venners & Company, Ltd. approximately $43,000 and $131,000, respectively, in cash for consulting fees and $10,000 and $45,000, respectively, for reimbursement of expenses incurred related to our business.

       Venners and Company, Ltd. is one of the consulting firms, identified in Note 9 above, that may be entitled to bonus compensation as a result of the passage of H.R. 4520 establishing certain tax credits. Because the final provisions of H.R. 4520 are not as favorable as the goals described in this consulting agreement, the amounts due under this agreement are not certain and will need to be determined. In the unlikely event that the maximum amount of bonus compensation is due, the Company would be required to (i) make cash payments of approximately $25,000, (ii) extend the currently active consulting agreement for a period of 43 months at an aggregate cost of approximately $322,000, (iii) issue approximately 4,800 shares of common stock for services provided, and (iv) issue warrants for the purchase of 150,000 shares at an average exercise price of $7.35 per share with a term of three years. The proceeds to the Company from the exercise of these warrants would be approximately $1.1 million and the non-cash expense, based on the Black-Scholes option-pricing model (assuming a weighted average risk free interest rate of 2.85%, expected option life of 3 years, expected volatility of 46.64% and no dividends), for issuing these warrants would be approximately $587,000. The Company believes the final bonus compensation costs will be significantly less than these amounts and has initiated an independent review of this consulting agreement and the new law to determine what liability it may have under this agreement.

       The Company also is obligated to pay certain royalties to Theodore Venners as discussed more fully in Note 9.

NOTE 11. SUBSEQUENT EVENTS

       H.R. 4520 was signed into law on October 22, 2004, and included a tax credit for refined coal.  Based on a preliminary review by the Company’s tax counsel, the law could provide a tax credit of approximately $5.35 per ton (as escalated for inflation) for each ton of K-Fuel produced from plants placed into service before January 1, 2009 for a period of 10 years from such in-service date. Under this law, our initial K-Fuel Plant could generate approximately $4 million per year of tax credits, while a more optimum sized facility at 8 million tons per year would generate over $42 million per year of tax credits for the applicable 10-year period. There are specific qualifications that must be met for a product to qualify for the tax credit and the credit is subject to a “phase out” formula that, under certain circumstances, could reduce or eliminate the tax credit. While we believe these tax credits will provide significant value to the Company, there can be no assurances that the Company will qualify for these benefits.

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

Introduction

       The following discussion and analysis is focused on the events and trends that we believe had the most significant impact on our business during the first three quarters of 2004.  The highlights of this year to date include raising significant proceeds from the exercise of warrants and options, continued construction of the K-Fuel Plant, selection of the KFx Mine Site for location of the first K-Fuel Plant and the purchase of Landrica Development Company.

Issuances of Common Stock for Cash Consideration

       During the third quarter of 2004, for the exercise of 1.3 million warrants and 475,000 options, we received $5.4 million in cash proceeds, net of transaction costs of approximately $28,000.   Cash from equity transactions during this quarter has decreased from the second quarter of 2004, when we received proceeds of approximately $10.5 million from the exercise of approximately 3.7 million warrants and 138,000 options.  Additionally, we sold 245,400 shares of common stock to Arch Coal, Inc. for proceeds of approximately $2 million during the prior period.

Purchase of Landrica Development Company

       On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company (“LDC”) from Wyodak Resources Development Corporation (“WRD”) for cash of $523,000 and assumption of a reclamation liability of $2.7 million.  The assumption of the reclamation liability was secured with cash and is presented as restricted cash on the Consolidated Balance Sheet as of September 30, 2004.  The results of LDC have been included in the consolidated financial statements from the date of acquisition.  LDC owns a non-operating coal mine facility with assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.  The purchase price allocation is described in Note 4 to the consolidated financial statements.

K-Fuel Plant Construction at the KFx Mine Site (Fort Union)

       Substantially all of our operations now relate to the commercial development of our patented K-Fuel technology and construction of an operational K-Fuel production plant. Once completed the K-Fuel plant will use our proprietary process to convert lower heating value (or low BTU), high moisture content coal into higher heating value (or high BTU), low moisture content coal. This improved coal provides significant value to coal-burning electric utilities because it improves efficiency in their steam generating boilers and decreases their emissions. Therefore, we believe our product will provide a competitive advantage to those utilities requiring lower costs and lower regulated air emissions. In addition, we believe our product may provide many utilities that have had to rely on declining sources of higher heating value coal with an important competitive alternative.

       In June 2004, we announced our decision to locate the initial K-Fuel Plant at the Fort Union site (now known as the KFx Mine Site) which was acquired as part of the purchase of Landrica Development Company.

       Construction at the KFx Mine Site is awaiting approval of the air emissions permit from the Wyoming Department of Environmental Quality. We expect to receive this permit the week of November 8, 2004 and will begin construction immediately thereafter. The fabrication of the steam boiler and major process equipment is over 80% complete with delivery scheduled over the next few months.  While our schedule could be further delayed by adverse weather, we expect to complete construction and begin operations in the Summer of 2005.

       We estimate the cost of the initial K-Fuel plant construction project will increase by $7 million to approximately $48 million. This cost estimate has been revised to reflect additional costs for the purchase versus lease of a gas-fired boiler, additional engineering and permitting costs, and increases in materials and equipment costs and related sales and use taxes. While this represents our best estimate of the project construction costs, it could likewise be adversely affected by adverse weather conditions and additional increases in the costs of materials and construction. Capitalized costs incurred through September 30, 2004 were for the following major plant components:

Major Plant Components	Cost Incurred as of September 30, 2004 ($ millions)

Plant specific equipment	$7.6
Site and plant specific engineering and equipment design	4.2
Other	.9

Total	$12.7

Other Events

                Tax Legislation

       H.R. 4520 was signed into law on October 22, 2004, and included a tax credit for refined coal.  Based on a preliminary review by the Company’s tax counsel, the law could provide a tax credit of approximately $5.35 per ton (as escalated for inflation) for each ton of K-Fuel produced from plants placed into service before January 1, 2009 for a period of 10 years from such in-service date. Under this law, our initial K-Fuel Plant could generate approximately $4 million per year of tax credits, while a more optimum sized facility at 8 million tons per year would generate over $42 million per year of tax credits for the applicable 10-year period. There are specific qualifications that must be met for a product to qualify for the tax credit and the credit is subject to a “phase out” formula that, under certain circumstances, could reduce or eliminate the tax credit. While we believe these tax credits will provide significant value to the Company, there can be no assurances that the Company will qualify for these benefits.

                Consulting Agreements

       The Company has consulting agreements with political and environmental consultants to advise the Company on proposed legislation and regulations and advocate its interests before the U.S. Congress and regulatory agencies. These agreements can generally be terminated upon no more than 30 days notice. Some of these agreements provided for bonus compensation if certain legislation favorable to KFx was enacted by Congress, such as H.R. 4520 discussed above.

       Because of the significant potential benefits of H.R. 4520 provided to KFx, the Company may be required to provide bonus compensation to certain consultants.  However, because the final provisions of H.R. 4520 are not as favorable as the goals described in the consulting agreements, the amounts due under these agreements are not certain and will need to be determined. In the unlikely event that the maximum amount of bonus compensation is due, the Company would be required to (i) make cash payments of approximately $100,000, (ii) extend four of the currently active consulting agreements for periods of 12 to 43 months at an aggregate cost of approximately $1.1 million, (iii) issue approximately 19,300 shares of common stock for services provided, and (iv) issue warrants for the purchase of a total of 700,000 shares at an average exercise price of $7.43 per share with a term of three years. The proceeds to the Company from the exercise of these warrants would be approximately $5.2 million and the non-cash expense, based on the Black-Scholes option-pricing model, for issuing these warrants would be approximately $2.7 million. The Company believes the final bonus compensation costs will be significantly less than these amounts and has initiated an independent review of these consulting agreements and the new law to determine what liability it may have under these agreements.

       As described in more detail in Note 10 to the consolidated financial statements, Venners & Company Ltd is one of the consultants that may be entitled to receive bonus compensation as a result of the enactment of H.R. 4520. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CEO.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

                Continuing Operations

       As a result of the disposal of our Pegasus operations we have an insignificant amount of revenue to report.

       Consolidated operating costs and expenses for the three months ended September 30, 2004 decreased as compared to the three months ended September 30, 2003 by $58,000 or 2.8%. This decrease is the result of two factors: a decrease in general engineering and technical services of $218,000 offset by an increase in marketing, general and administrative costs of $149,000.

       During the third quarter of 2003 we were evaluating the technological feasibility of combining our proprietary K-Fuel technology with existing equipment and technology used by Lurgi South Africa (Pty) Limited (“Lurgi”) in their coal processing plants to develop an integrated K-Fuel plant. During this period we expensed approximately $326,000 for conceptual engineering and technical services related to the development of this technology. In the latter part of 2003 we completed our feasibility studies and began fabrication of the K-Fuel plant and evaluation of specific sites to locate the plant. As a result, the amount of conceptual engineering and technical services expensed for financial statement purposes has decreased significantly on a comparative basis between the two periods. Marketing, general and administrative costs increased in the current period as a direct result of an increase in payroll related costs and consulting costs related to the construction of the K-Fuel Plant and an increase in costs related to the Company’s Sarbanes-Oxley compliance efforts.

       We recognized non-operating income of $157,000 during the quarter ended September 30, 2004 compared to net non-operating expense of $666,000 in the quarter ended September 30, 2003. This $823,000 improvement was primarily related to an increase in net interest income of $773,000. The increase in net interest income is a direct result of the reduction of our interest bearing obligations since September 30, 2003 and a significant increase in our interest-earning cash and cash equivalents balance during the same period.  Other income during the current period was comprised of a gain of $29,000 on the acquisition of the minority interest of KLL, $16,000 of rental income at LDC and other minor items.

       As a result of the above factors, the consolidated loss from continuing operations of $1.8 million ($0.03 per share) for the third quarter of 2004 was $856,000 less than the loss from continuing operations for the third quarter of 2003.

                Discontinued Operations

       The loss from discontinued operations of $428,000 for the quarter ended September 30, 2003 is more fully described in Note 2 to the consolidated financial statements. Since the operations of Pegasus were disposed of during 2003 there is no discontinued operations presentation for the quarter ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003

                 Continuing Operations

       As a result of the disposal of our Pegasus operations we have an insignificant amount of revenue to report.

       Consolidated operating costs and expenses for the nine months ended September 30, 2004 decreased as compared to the nine months ended September 30, 2003 by $1.6 million or 24.7%. This decrease is primarily the result of a decrease in marketing, general and administrative costs of $783,000 and a decrease in general engineering and technical services of $913,000.

       During the first three quarters of 2003 we incurred significant legal fees related to the defense of a lawsuit more fully described in Part II, Item 1 of this report.  In the first two quarters of 2004 we recognized a $521,000 negotiated reduction in previously accrued legal costs primarily related to the defense of this litigation.  Additionally, during the comparative period of 2003 we incurred approximately $633,000 more consulting fees related to the vesting of warrants granted to a consultant, more fully described in Note 8 to the consolidated financial statements.  These decreases in legal and consulting fees of approximately $1.2 million were offset by an increase of approximately $371,000 of additional payroll costs, other employee compensation and general corporate expenses focused on the construction of our K-Fuel Plant.

       For most of 2003 we were evaluating the technological feasibility of combining our proprietary K-Fuel technology with existing equipment and technology used by Lurgi South Africa (Pty) Limited (“Lurgi”) in their coal processing plants to develop an integrated K-Fuel plant. During the nine months ended September 30, 2003 we expensed approximately $1.1 million for conceptual engineering and technical services related to the development of this technology compared to $233,000 for the comparative period ended September 30, 2004. In the latter part of 2003 we completed our feasibility studies and began fabrication of the K-Fuel plant and evaluation of specific sites to locate the plant. As a result, the amount of conceptual engineering and technical services expensed for financial statement purposes has decreased significantly on a comparative basis between the two periods.

       We recognized non-operating income of $559,000 during the nine months ended September 30, 2004 compared to net non-operating expense of $843,000 in the comparative period of 2003. This $1.4 million improvement was primarily related to an increase in net interest income in the comparable period of $1.2 million and $218,000 of other income primarily from the sale of scrap metal and the settlement of outstanding litigation.  The increase in net interest income is a direct result of the reduction of our interest bearing obligations since September 30, 2003 and a significant improvement in our interest-earning cash balance.  Additionally, during the second quarter of 2004 we received approximately $31,000 from the sale of scrap metal that we had previously impaired and received $157,000 from the settlement of the litigation more fully described in Part II, Item 1, below.

       As a result of the above factors, the consolidated loss from continuing operations of $4.3 million ($0.08 per share) for the first three quarters of 2004 was $2.9 million less than the loss from continuing operations for the first three quarters of 2003.

                Discontinued Operations

       The loss from discontinued operations of $1.2 million for the nine months ended September 30, 2003 is more fully described in Note 2 to the consolidated financial statements. Since the operations of Pegasus were disposed of during 2003 there is no discontinued operations presentation for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2004, our working capital was $31.3 million compared to working capital of $21.2 million at December 31, 2003. The increase in working capital of 47.6%, or $10.1 million during the nine months ended September 30, 2004 reflects a continued improvement in our balance sheet compared to 2003.  The improvement was primarily due to the $23.2 million of proceeds received from the exercise of options and warrants and sale of common stock.   Inflows from cash proceeds were offset by:

•	A reduction of cash and cash equivalents of $2.7 million that was restricted as pledged assets for the reclamation liability,

•	Expenditures of $6.4 million on purchases for the K-Fuel plant construction,

•	Significant net payments on accounts payable and reduction of accrued expenses of approximately $1.8 million,

•	The purchase of Landrica Development Company for $523,000, and

•	A $690,000 reduction of the current portion of the note receivable from Pegasus Technologies Inc.

                Cash Used in Operating Activities

       Cash used in operating activities of $4.6 million for the period ended September 30, 2004 primarily consisted of our net loss ($4.3 million) adjusted for $1.4 million of non-cash charges (including depreciation, amortization, asset impairment and common stock and warrants issued for services among other minor amounts) offset by approximately $1.7 million of changes in working capital and other activities.  Working capital changes were primarily the result of a decrease in accounts payable and accrued expenses.  Payments on these current liabilities increased during the current period due to a significant improvement in cash available to the Company.  For the same period in 2003 compared to 2004 the improvement in cash used in operating activities was primarily the result of a lower net loss and non-cash adjustments offset by only $230,000 of changes in working capital and other activities.

                Cash Used in Investing Activities

       Cash used in investing activities during the nine months ended September 30, 2004 increased by $6.4 million.  This increase is a result of:

•	$3.8 million more in capital expenditures related to the K-Fuel plant (See discussion of progress on the K-Fuel Plant above) compared to the prior period,

•	An increase in restricted cash of $2.7 million related to the reclamation liability incurred on the Landrica Development Company (“LDC”) acquisition,

•	$177,000 more paid on the acquisition of businesses during the current period related to the purchase of LDC (See Note 4 to the consolidated financial statements), offset by

•	Collections on the note receivable due from Pegasus (See Note 4 to the consolidated financial statements) of $237,000.

                Cash Provided by Financing Activities

       Cash provided by financing activities during the nine months ended September 30, 2004 was $23.2 million compared to approximately $22.3 million for the nine months ended September 30, 2003. As previously discussed we raised approximately $23.2 million of proceeds from the exercise of options and warrants and sale of common shares during the first three quarters of 2004. In the comparative period of 2003 the Company issued 7.7 million shares of KFx common stock in private placements at a price of $2.50 per share, which resulted in cash proceeds to the Company of approximately $19 million.   Additionally, during the third quarter of 2003 we raised $3.1 million of proceeds from the exercise of outstanding options and warrants.

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

       Upon commencement of successful operations of the initial K-Fuel Plant, we expect to generate revenue from the sale of K-Fuel product and positive net cash flows from operations.  We have also begun negotiations and preliminary engineering to support the development of future K-Fuel facilities at several different locations under consideration. As these projects develop, we will require additional funding which we expect to obtain from one or more of the sources described above.

                Commitments

       The following table summarizes our future commitments, excluding repayments of debt, as of September 30, 2004:

	Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating leases	$373	$175	$192	$6	$-
Purchase commitment obligations:
K-Fuel Plant commitments	5,951	5,951	-	-	-
Other contractual commitments	375	271	104	-	-

Total commitments	$6,699	$6,397	$296	$6	$-

Operating Leases

        The Company is obligated for non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases.

Purchase Commitment Obligations

        The Company has purchase commitments for K-Fuel plant-related equipment and services of approximately $6.0 million as of September 30, 2004.  Additionally, the Company has previously negotiated purchase commitments of approximately $375,000 for corporate and engineering consulting services over the next two years.

        Additionally, the Company may be committed to additional consulting agreements as more fully described in “Consulting Agreements” above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires KFx to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 to our consolidated financial statements. Set forth below is a summary of our most critical accounting policies.

       Our policy regarding accounting for discontinued operations is significant because of the revised financial statements resulting from the disposal of the Pegasus operations. For purposes of the discontinued operations presentation in the Consolidated Statement of Operations for the nine months ended September 30, 2003, the loss from operating Pegasus has been aggregated for reporting purposes into a single line called “Loss from discontinued

operations.” We have made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of Pegasus were eliminated from our on-going operations and (b) we will not have any significant continuing involvement in the operations of Pegasus after the disposal transaction.

       Our policy regarding accounting for our plant under construction and for potential future plants is significant because of the capital expenditures we expect to incur. All costs that are directly related to the engineering, design, purchase or fabrication of plant equipment which are expected to be used in a commercial plant project are capitalized in “Plant construction in progress”. All costs that are directly related and/or allocable to developing a specific plant site for a commercial plant project are capitalized and separately identified as belonging to that site. If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected, the capitalized costs are evaluated for impairment. Any cost that is not directly related to specific equipment or development of a specific site is expensed. We begin recognizing depreciation on fixed assets once the assets are put into use. As such, no depreciation has been recognized on our plant assets to date. Expenditures that extend the useful lives of plant assets are capitalized. Repairs and maintenance that do not extend the useful lives of these assets are expensed as incurred.

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

NEW ACCOUNTING PRONOUNCEMENTS

       There were no new FASB pronouncements during the first three quarters of 2004 that we expect to have a material impact on our financial position or results of operations.

UNCERTAINTIES AND RISKS

                   Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

       We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments.  During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  While we continue to dedicate significant resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices. We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities. Currently, we have insignificant foreign operations. To the extent that we establish significant foreign operations in the future, we will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. We are exposed to fluctuations in fuel commodity prices. To the extent that competitive fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel production services. However, K-Fuel provides various environmental benefits that management believes could significantly mitigate the fuel commodity risk associated with our business. KFx holds no equity market securities, but does face equity market risk relative to its own equity securities.

ITEM 4. CONTROLS AND PROCEDURES

                (a)     Evaluation of disclosure controls and procedures

       Our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004 in accordance with Rule 13a-15 under the Exchange Act. As described below, the evaluation included certain internal control areas in which the Company is continuing to make changes to improve and enhance controls.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that KFx’s disclosure controls and procedures enable us to:

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

                (b)     Changes in internal control over financing reporting

        There were no changes in KFx’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonable likely to materially affect, KFx’s internal control over financial reporting.  However, during the preparation of the Company’s consolidated financial statements for the quarter ended September 30, 2004, the Company identified an error in the accounting for compensation expense related to transactions involving the exercise of non-qualified stock options by employees.  If this error had not been identified prior to the filing of its quarterly report, the net loss of the Company for the three and nine months ended September 30, 2004 would have been overstated.  After a review of transactions in prior reporting periods, the Company concluded this deficiency had not affected the accounting of previous transactions of this nature.  In order to correct this deficiency the Company developed a plan to procure additional resources to assist in the evaluation of certain accounting principles and their application to transactions performed by the Company.  Management believes this plan, when properly executed, will decrease the likelihood of improper accounting for these and other transactions, if any, in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx Inc. and others, United States District Court Southern District of New York, filed March 7, 2003. A stockholder suing derivatively on our behalf filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, KFx and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and certain investors completed in 2002. The action sought disgorgement of profits, interest, attorneys’ fees and costs. Based on settlements negotiated between KFx and the other defendents, the court granted the defendants’ motion for summary judgment on January 20, 2004 and dismissed all claims with prejudice. The plaintiff, Leon S. Segen, derivately on behalf of KFx, filed a notice of appeal on January 29, 2004.  During the quarter ended June 30, 2004, the matter was settled before final arguments were presented to the Court of Appeals.  KFx received $185,000 from the other defendants under the court approved settlement agreements and paid fees of $28,000 to the plaintiff as its share of the settlement expense.

       In addition, as with most business, there could be potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the quarter ended September 30, 2004, KFx issued the following securities in private transactions pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Existing Warrant Holder	July 22, 2004	$11.00 per share of Common Stock	Warrant	415,300	(1)

(1)

On July 22, 2004, the Company received $3.4 million of proceeds from the exercise of 1.25 million warrants held by an existing warrant holder.  In return for exercising his warrants before the contractual exercise date, the Company granted him an additional 415,300 warrants at an exercise price of $11.00.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       Not Applicable.

ITEM 5. OTHER INFORMATION

       Not Applicable.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*        Filed herewith.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: November 9, 2004	By:	/s/ THEODORE VENNERS

THEODORE VENNERS CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: November 9, 2004	By:	/s/ MATTHEW V. ELLEDGE

MATTHEW V. ELLEDGE VICE PRESIDENT & CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)