Form 10-K
period 2004-12-31
KFX INC
filed 2005-03-16
CIK 912365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of KFx Inc. as of June 30, 2004, the last business day of KFx Inc.’s most recently completed second fiscal quarter was $106,773,000 computed by reference to the price at which KFx Inc.’s common stock was last traded on that date, as reported on the American Stock Exchange.

At March 4, 2005, 65,289,000 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference:

The information required by Part III of this Report (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of KFx’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 for our 2005 Annual Meeting.

Page 1 of 74	Exhibits are indexed on page 38.

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

                This Annual Report on Form 10-K includes forward-looking statements about events, products or financial performance that may not exist, or may not have occurred.  For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements.  Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions.  In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate.  Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition issues discussed on page 11; government regulation discussed on pages 8 to 11; intellectual property and proprietary rights discussed on page 7; specific risk factors discussed on pages 13 to 18; and commitments and contingent liabilities described in Note 15 to the financial statements included in this Annual Report on Form 10-K.

PART I

                 In this Annual Report on Form 10-K, we use the terms “KFx,” “we,” “our,” and “us” to refer to KFx Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel™and K-Fuel Plus™refer to our patented process and technology explained in detail throughout this Annual Report on Form 10-K.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

                Our common stock is traded on the American Stock Exchange under the symbol “KFX.” Our principal executive office is located at 55 Madison Street, Suite 745, Denver, Colorado 80206 and our telephone number is (303) 293-2992.

  Our web site address is www.kfx.com.  Through this web site, we make available, free of charge, on the Investor Info section of our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.  We also make available through our web site other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act.  We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K.

ITEM 1.       BUSINESS

OVERVIEW

                KFx is a “clean coal” company with a patented process and technology, which we refer to as K-Fuel technology, that uses heat and pressure to physically and chemically transform coal with a lower heat value, as measured by British Thermal Units (or Btus) into coal with a higher heat value, while at the same time removing significant amounts of certain impurities, including mercury, sulfur dioxide, or SO2,emissions of oxides of Nitrogen, or NOx.  Throughout the Western United States there are significant coal resources with heat values less than 9,000 Btus.  Such heat values are considered low grade and serve as feedstocks for our process.  Many coal-fired, electric generating units, or EGUs, which comprise our primary market, burn coal that is 11,000 Btus or greater.  Our technology adds value for coal producers and the electric power generation industry by significantly improving the quality of lower-grade coal and facilitating its compliance with certain air emission standards.  We believe the current pricing of coal in the U.S. and the declining availability of cleaner, higher-Btu coal to comply with environmental regulation, referred to as compliance coal, has created a near-term and long-term opportunity for K-Fuel.  Furthermore, certain federal tax credits were enacted in 2004 to encourage the development of cleaner fuel sources.  Based upon testing we have performed to date, we believe that K-Fuel meets the tax credit requirements of a refined coal and we believe our future plants that will produce K-Fuel will be eligible for the credit if they are operational by January 1, 2009.  Such credits add to the economic feasibility of processing and selling K-Fuel.

                 We continue to make significant headway toward the commercialization of our proprietary K-Fuel technology.  Among the key milestones we achieved in 2004 and in early 2005 were:

•

On March 14, 2005 we signed a non-binding letter of intent to acquire MR&E, LLC, a research, engineering and project management firm with an office in Gillette, Wyoming, the site of our 750,000-tons per year plant.

•

By December 31, 2004, we had received all necessary permits for construction and operation of our 750,000-tons per year plant in Gillette, Wyoming, poured the concrete foundation and had spent approximately $19.4 million toward the construction of such plant.

•	On December 17, 2004, we completed a license agreement with Cook Inlet Coal, LLC for the use of our K-Fuel technology at a coal processing plant to be built and operated by them in Alaska.
•

On November 24, 2004, we sold 4 million shares of common stock to accredited institutional investors in a $48 million private placement, before fees and expenses, with the proceeds of the sale helping fund the accelerated development of facilities for the production of K-Fuel.

•

On June 24, 2004, we signed an agreement with Arch Coal, Inc., which included an investment of $2 million from Arch Coal and the evaluation of a potential joint development of an 8 million-tons per year K-Fuel plant at their Coal Creek mine near Gillette, Wyoming.

•

On May 21, 2004, we closed the purchase of Landrica Development Company from Black Hills Corp. which included the acquisition of approximately 1,000 acres of land, a rail loop with load out facilities, a coal crusher, related buildings, water disposal wells and about 500,000 tons of coal reserves.

                We continue to advance the commercial viability of our patented K-Fuel technology through research and development, the operation of a demonstration facility and most recently with the construction of a commercial-scale production plant.  We have been developing the technology for approximately 20 years through a series of patents and modifications to such patents.  Our latest modification involved the use of Lurgi South Africa (Pty) Limited’s and Sasol-Lurgi Technology Company (Pty) Limited proprietary equipment.  See further discussion of our strategic alliance with Sasol-Lurgi below.  Traditionally, the Sasol-Lurgi equipment is used for coal gasification.  We have modified this equipment for use with our K-Fuel technology and these changes have resulted in our application for a new patent.  See further discussion regarding our patents below in Patents and Trade Secrets.  We believe the combination of the Sasol-Lurgi equipment with our technology will result in a cleaner, environmentally acceptable higher-grade fuel, which will be economical to produce on a commercial scale.

                In addition, we operate a research, development, and demonstration facility near Gillette, Wyoming that includes a Class A laboratory and pilot plants capable of processing small amounts of most types of source coal into K-Fuel using our proprietary technology.  We refer to this lab and the pilot plants, collectively, as the demonstration facility.  We maintain this demonstration facility to provide complex technological data to our potential customers and governmental agencies in assessing the benefits of the K-Fuel process.  Potential customers provide feedstock to us, which we process through our demonstration facility to determine if the resultant K-Fuel meets their specifications, such as heat value, moisture content and amount of impurities.  This facility does not contain Sasol-Lurgi equipment.  However, it contains equipment that can replicate the processing environment of the Sasol-Lurgi equipment, except on a smaller scale.

                In 2004, we began construction of a 750,000-tons per year plant in the Powder River Basin in Wyoming, which we refer to as the 750,000-ton plant.  Sasol-Lurgi is providing, under a professional services agreement, the engineering, design and certain project management services for the process portion of this plant.  The 750,000-ton plant is intended to demonstrate that the K-Fuel process performs as expected on a commercial scale and will serve as a basis for larger plants.  The equipment used in the K-Fuel process is modular in design, which makes it easy to expand.  In fact, the 750,000-ton plant is expandable to a 8 million-tons per year, which we expect to be the size of our typical commercial plant.  Therefore, we believe that the 750,000-ton plant provides a model for larger plants, as the most important modification to increase the size of the plant is the addition of process modules, the equipment that actually processes the coal.  Construction is currently in process and expected to be completed during the summer of 2005.  Throughout the fourth quarter of 2005, we anticipate testing, commissioning and initial commercial production of the plant.

                Currently, we operate our business in one segment.  This segment primarily contains:

•	the construction of our 750,000-ton plant;
•	our corporate operations; and
•	our research and development activities.

                The majority of the assets associated with this segment are those related to the development and construction costs and equipment of the 750,000-ton plant, cash and our patents.  We currently manage our business in one segment as our operations are focused on demonstrating our technology and the commercial viability of our product.  We entered into a licensing agreement with Cook Inlet Coal, LLC in December 2004 and received $7.5 million in cash.  See further discussion of the licensing agreement below in Other Development Activities.  While we collected cash related to licensing and other insignificant activities, we do not yet believe that our business has reached a level of complexity that would result in segment presentation.  As a result, our results of operations are evaluated and allocations of capital resources are based upon the operations of one segment.  In the future, we plan to develop and operate K-Fuel production plants both domestically and internationally, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties.  As our operations expand, we expect to increase the number of segments under which we manage our business to reflect the increasing complexity of our operations.

                We incorporated under the laws of the state of Delaware in 1988.  Our financial statements include all of our wholly owned subsidiaries, including Landrica Development Company, which was acquired in May 2004.  During 2003, as a part of an exchange transaction with Kennecott Energy Company, we transferred our ownership of Pegasus Technologies, Inc. to Kennecott for its remaining interest in K-Fuel LLC, or KFL, that we did not own.  As a result of this exchange, we have accounted for Pegasus as a discontinued operation and have accordingly removed its effects from our results of continuing operations for 2003 and 2002.  KFL is now a wholly owned subsidiary.

OUR K-FUEL PRODUCT AND OUR STRATEGY

                Our K-Fuel technology has been evolving for approximately 20 years with the most recent modification incorporating the Sasol-Lurgi proprietary coal processing equipment.  Research and development is an iterative process that resulted in improvements in the K-Fuel product and often times reduced production costs.   The following are some of the most important steps we have taken in the development of the K-Fuel technology:

•	We identified opportunities for improvement in the production of K-Fuel through the operation of the plant we jointly owned with Thermo Ecotech Corporation.
•

Our demonstration facility completed product testing by processing feedstock provided by potential customers to create K-Fuel, with positive results.  This product testing also indicated areas for improvement.  After a through review of these areas, we made significant modifications at our demonstration facility that we believe will resolve these problems on a commercial scale.

•	We entered into a strategic alliance with Sasol-Lurgi to combine their proprietary equipment with our patented technology that further improved our process.

                 During the years ended December 31, 2004, 2003 and 2002, our research and development costs were approximately $723,000, $1.6 million and $640,000, respectively.  During 2004, we re-evaluated costs incurred and determined that costs related to technical and engineering services met the definition of research and development.  As a result, we reclassified such costs incurred in prior years to research and development to be consistent with our current year presentation.  In addition, we indirectly incurred research and development costs related to our prior investment in KFL totaling approximately $92,000 and $54,000 in 2003 and 2002, respectively.  Our near-term strategy is to complete the construction of the 750,000-ton plant; identify potential sites for additional, larger facilities; obtain capital for further expansion; market our product to coal-fired EGUs and other potential purchasers; identify and obtain feedstock contracts and negotiate transportation of K-Fuel.

The KFP Plant

                Thermo Ecotek Corporation and KFx constructed a 500,000-ton per year K-Fuel production facility, or the KFP Plant, near Gillette, Wyoming, using an older version of our K-Fuel technology.  The KFP Plant operated and produced commercially salable K-Fuel in 1998 and 1999.  In June 1999, however, Thermo Ecotek suspended all K-Fuel production at the KFP Plant, due to its strategic restructuring.  Thereafter, we sold our interest in the KFP Plant to Thermo Ecotek Corporation and in September 2002, the major equipment at the KFP Plant was purchased by a third party and removed from the site.  The KFP Plant experienced certain problems while operating, relating to tar and fines (small particulates of coal) build-up within the system during production and product quality issues related to product dusting.  We believe we have resolved these issues by modifying the K-Fuel process using a more uniform size of raw coal that will heat evenly, adjusting heat and pressure levels and utilizing the Sasol-Lurgi equipment, among other things.

Product Testing

                In late 2000, we conducted K-Fuel product testing for third parties using Powder River Basin coal, or PRB coal, as the feedstock.  PRB coal typically has among the lowest mercury content of any naturally available coal in the U.S.  Analysis of the K-Fuel by-product produced during the test burn indicated that the K-Fuel products produced lower amounts of SO2, NOx, mercury and chlorine than untreated combusted PRB coal.  Analysis of testing also indicated that an improved process could be designed to produce enhanced K-Fuel within potentially attractive economic constraints, with improved reliability and have lower capital and operating costs than any previous K-Fuel plant design.  The Btu value of the K-Fuel product tested was approximately 11,200 to 11,600 Btus per pound.  Upon combustion, the K-Fuel product produced approximately 20% lower NOx emissions and lower mercury emissions, as compared to untreated PRB coal and SO2emissions, well below the 1.2 pound per million Btu limit contained in the second phase of the Clean Air Act, described more fully under “Market for K-Fuel – Environmental Regulation.”  Additionally, based on the results of a February 1999 test burn, K-Fuel reduced NOx emissions (when using PRB coal as the feedstock) as compared to typical eastern coals by levels approximating 25%.  As higher quality feedstock generally results in higher quality outputs, the results of the 2000 and 1999 test burns may have been different if a feedstock other than PRB coal were used.

                According to March 2003, March 2004 and February 2005 independent reports, K-Fuel provides an effective pre-combustion mercury reduction technology.  According to this independent research, a significant level of mercury is removed from coal during the K-Fuel production process.

Sasol-Lurgi Agreement

                Effective January 2, 2003, we signed an exclusive business development and intellectual property rights agreement with Sasol-Lurgi to combine the K-Fuel technology with Sasol-Lurgi’s technical services and equipment.  We believe that Sasol-Lurgi’s 70 plus years of experience in designing and building coal processing plants, including more than 450 process plants and equipment installations since the first unit was constructed in 1927, add expertise to the commercial implementation of the K-Fuel process.  Together with Sasol-Lurgi, we developed engineering specifications and Sasol-Lurgi assists in the supervision of the fabrication of various component pieces of the equipment by third parties.  With Sasol-Lurgi, we have modified the equipment and adjusted the temperature and pressure inside the vessels to meet the conditions necessary to produce

K-Fuel.  Pursuant to the terms of the agreement, Sasol-Lurgi provides us with engineering, design and certain project management services and they agreed not to sell their coal beneficiation equipment utilizing our technology to any other company in the world.  We will be required to pay Sasol-Lurgi a one-time fee of approximately 11%, on purchases of their proprietary equipment design series and other fees.  Once the fabrication and delivery of the equipment is complete, there are no further licensing or other fees to be paid to Sasol-Lurgi.  The agreement is in effect until such time that we no longer use the equipment for a period of three consecutive years.

Landrica Development Company

                On May 21, 2004, we acquired all of the outstanding stock of Landrica from Wyodak Resources Development Corporation for cash of $523,000 and assumption of a reclamation liability of $2.7 million.  The assumption of the reclamation liability was secured with cash and is presented as restricted cash on the Consolidated Balance Sheets in Item 8 of this report.  The results of Landrica have been included in the Consolidated Financial Statements from the date of acquisition.  Landrica owns a non-operating coalmine facility with assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.  We are constructing our 750,000-ton plant on the land owned by Landrica.  We believe that owning the land on which the demonstration facility and the 750,000-ton plant are located will provide efficiencies in operations and construction of the plant.  In addition, the other assets located on the parcel may be incorporated into the operation of the 750,000-ton plant or used for other income-related operations.  See further discussion of the acquisition in Item 2 - Properties and Note 3 - Acquisitions - Landrica Development Company in Item 8 of this report.

750,000-ton Plant

                As mentioned above, we commenced the design and construction of the 750,000-ton plant in the Powder River Basin, near Gillette, Wyoming.  The fabrication of the vessels began in May 2003.  We have obtained the long lead-time permits and construction of the plant commenced in November 2004.  We believe that construction will be completed by the end of the summer with final testing, commissioning and commercial production scheduled for the fourth quarter of 2005.  Our schedule contemplates slower progress in the first few months of 2005 than in the spring and summer of 2005 due to the winter conditions in Wyoming.  The plant has a budget of approximately $52 million through final testing and commissioning.  The increase in the budget from previously reported amounts of $48 million is the result of an increase in contingent reserves related to engineering costs, increase in the price of steel and additional costs to expedite certain parts of the construction process.  Through December 31, 2004, we have spent approximately $20.1 million, including amounts reserved associated with a retirement obligation of $671,000 as required by the Wyoming Department of Environmental Quality, or DEQ.  The costs to construct this facility are reflected in Plant Construction in Progress in our Consolidated Balance Sheets in Item 8 of this report.  The 750,000-ton plant is being constructed with a gas-fired boiler to produce the steam used in the K-Fuel process.  A gas-fired boiler was selected primarily because the time to obtain permits is dramatically less than the time to obtain a permit for a coal-fired boiler.  In future plants, we anticipate using coal-fired boilers because the operating costs of a coal-fired boiler are substantially less than those of a gas-fired boiler, based upon current pricing of natural gas.  We do not anticipate generating significant operating income from this plant in the near future due to operating costs and the capacity of the plant.  We are evaluating converting this gas-fired boiler to a coal-fired boiler, subject to appropriate permitting and regulatory approvals.  While we believe our timing and cost estimates to complete the construction and testing of the facility are reasonable, we can provide no assurance the plant will be completed in a timely manner or that it will be completed at or under the targeted costs.   Further, we can provide no assurance that the plant will operate as intended.

Other Development Activities

                We are engaged in a number of other activities to develop the K-Fuel product and expand our business.  We investigate other potential sites for construction of future facilities including activities such as site evaluation, filing for certain permits and preliminary design specifications.  As part of the site development process, we will evaluate the quality and quantity of available feedstock sources and costs of transportation for both raw materials and finished products.  We evaluate the status of these potential sites on a quarterly basis and if any site is no longer being considered or we anticipate that it will not be utilized in the future, we write-off all associated costs in our Consolidated Statement of Operations in Item 8 of this report.  We have written off costs related to sites no longer being considered in the amount of $1.3 million for the year ended December 31, 2004.  There were no such write-offs for the years ended December 31, 2003 and 2002.  See further discussion in Note 5 – Plant Construction in progress in Item 8 of this report.

                We are also active in investigating alternatives to obtain additional capital to support the construction of more plants.  These alternatives primarily relate to selling licenses to other parties to construct plants and negotiating potential joint venture agreements.  We have not yet entered into a joint venture or licensing agreements beyond the Cook Inlet Coal license agreement entered into in December 2004.  We anticipate seeking debt financing or project financing as we start to construct larger facilities.  Additionally, as we develop our K-Fuel product, we expect to identify other opportunities to expand our business by including other value-added services or other clean fuel alternatives.  While we believe that we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

                On December 17, 2004, our wholly owned subsidiary, KFL, entered into a license agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which KFL agreed to license to Cook Inlet Coal its proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal in Alaska.  Pursuant to the agreement, KFL was paid a non-refundable technology access fee of $7.5 million on December 24, 2004.  The agreement also provides for additional payments upon plant commencement and plant completion and certain royalty payments once the plant is operational.  The plant commencement and plant completion fees vary in amount depending upon the capacity of the plant and the royalty payments are based on future profits and tax credits, if any, generated by the plant.  The maximum permitted output of the plant is eight million short tons per annum.  The plant is to be situated near the Cook Inlet of Alaska, but another location may be authorized by KFL under certain circumstances.  The term of the agreement is five years and shall automatically renew for consecutive five-year terms for the operational life of the plant, provided that if Cook Inlet Coal has not begun construction within the first six years of the term, the license agreement will automatically terminate.  In connection with the license agreement, K-Fuel and Cook Inlet Coal entered into a services agreement under which KFL will provide services to Cook Inlet Coal related to the implementation of the technology granted to Cook Inlet Coal under the license agreement.  While we anticipate that Cook Inlet Coal will build a plant, we can provide no assurance that they will build a plant or the ultimate timing of any construction.  As the permitting, design, construction and start-up period is estimated to be at least three years, we do not anticipate significant Cash Flow from Operations pursuant to this agreement in the near future.

PATENTS AND TRADE SECRETS

                Over the past 20 years, KFx has obtained multiple patents for different versions of the K-Fuel technology using a variety of methods to apply heat and pressure to beneficiate high moisture coal feedstocks.  We have patents or patent applications for the K-Fuel technology issued or pending in the United States and in over 40 foreign countries.  As we continue to develop and make enhancements to K-Fuel, we intend to continue to file for patent protection.  The technological details that are most important to our process are those contained in our most recent patent application.  As mentioned above, we have modified our technology to resolve certain issues identified through the operation of the KFP Plant and through product testing at our demonstration plant by using a more uniform size of coal so that it will heat evenly, adjusting heat and pressure levels and utilizing the Sasol-Lurgi equipment.  As a result of these changes, we filed for a new patent in May 2004.  Our case has been assigned to an examiner, but the examiner has not commenced an evaluation of our patent application.  Generally, the patent approval process can take three or more years to complete.  While we believe that we will be granted a new patent, we can provide no assurance that the patent will be granted.  Further, the patenting process can take several years and as a result we are uncertain as to the timing of the ultimate granting or denial of our patent.  If the patent is granted, it will expire in 2024.  If this patent is not granted, we believe that earlier patents, expiring as late as 2021, will provide us adequate protection.

                We have undertaken a number of precautions, in addition to obtaining patents, to keep our technology proprietary.  In order to access or review the technology for any purpose, we require non-disclosure agreements or confidentiality provisions be incorporated into other agreements.  All of our licensing agreements and the standard joint venture agreement we developed contain confidentiality provisions.  Such agreements or clauses are signed by significant vendors, such as Sasol-Lurgi, that access our technology in the course of providing a service to us.  Additionally, all employees are required to sign similar confidentiality agreements.  Further, the employee agreements include provisions stating that any inventions relating to our technology as a result of employment are our property.  These types of agreements create a legal obligation by the signor to use the information only for the agreed upon purpose and not to disclose any of the information to third parties.  We believe that we have adequately safeguarded our proprietary technology.  However, we can make no assurance that others will not successfully replicate our K-Fuel product in part or in total without infringing our patents.

MARKET FOR K-FUEL

                The current market price of Eastern compliance coal compared with Western coal has enhanced the economics of producing K-Fuel.  Over the last couple of years, the pricing differential has increased dramatically.  While we believe it is economical to produce K-Fuel when the pricing differential is at lower levels, this increase in the price differential has improved the economics of selling K-Fuel.  Additionally, the available supplies of Eastern compliance coal, primarily Central Appalachian coals, are declining.  Based upon the reserve estimates by the U.S. Department of Energy, adjusted by KFx for recent production, there is approximately 100 billion tons of compliance coal in the U.S. and it is declining at 1% per year.  Further, we estimate that there is approximately 134 billion tons of coal in the U.S. that could serve as a feedstock for our process.  As a result, the potential market for Western coal and K-Fuel are expanding.  Lastly in 2004, the legislation permitting tax credits for producers of synthetic fuels passed, further improving the potential economics of producing K-Fuel, assuming production produced from a K-Fuel plant qualifies for the credits, which we believe we it does.

                Our primary market is domestic coal-fired EGUs and coal suppliers.  We market K-Fuel to EGUs as a replacement for certain current coal-fuel sources, which require high Btu, low sulfur coal.  As reported by the U.S. Department of Energy, U.S. coal production in 2003 was nearly 1.1 billion tons, of which electric utilities consumed nearly 92%.  Based upon preliminary reports, coal production increased by approximately 4% during 2004.  Coal-fired electricity generation currently accounts for 51% of the nation’s total electricity supply.  We believe that K-Fuel will provide a cleaner burning fuel source, which will assist utilities in complying with environmental regulations, at prices that are competitive with compliance coal prices.  For a number of years various regulations and other requirements have placed increasingly stringent standards on air emissions from the EGU industry and others.  In addition, there has been and will continue to be increasing pressure from regulation, legislation and competitive market forces to meet such air emission standards in more cost effective ways and to improve the overall efficiency of electric power generation.  Our process creates a market for lower-grade western coal, as the K-Fuel process uses this lower-grade coal as a feedstock to create enhanced higher-grade coal, which can then be sold to third parties.

Environmental Regulation

                There are numerous pieces of existing and proposed legislation and regulations that we believe will have profound impacts on fossil fuel-fired, and specifically coal-fired, EGUs.  According to the U.S. Environmental Protection Agency, or EPA, power generation in the U.S. is responsible for 67% of SO2emissions, 22% of NOx emissions and 37% of mercury emissions released into the environment by human activity.  Regulation of these pollutants is important to improving environmental and public health.  SO2 and NOx emissions contribute to acid rain and deposition, which adversely impact water and soil ecosystems.  SO2 and NOx pollution also contribute to the formation of particulate matter, or (PM), which reduces visibility and aggravates heart and lung diseases (such as asthma).  NOx contributes to ground-level ozone formation, also known as smog, and aggravates lung diseases.  Mercury is a toxic pollutant that enters the human food chain when fish with high levels of methylmercury (a converted form of mercury) are consumed.  Women of childbearing age are the most sensitive population since consuming high levels of methylmercury can cause serious neurological development problems in developing fetuses.

                The following is a brief overview of legislation and regulatory drivers to provide further background of the environmental setting, which affects the market for our K-Fuel product.  While this is not a comprehensive overview of all legislation and regulations, it does provide information on some of the most applicable policies.

                The Clean Air Act and Acid Rain Program.  The Clean Air Act, or CAA, of 1970, and subsequent amendments have been the primary drivers requiring reductions in emissions of SO2and NOx from sources such as EGUs, along with other air quality programs.  A key component of the CAA is the Acid Rain Program, also known as Title IV of the CAA, which was a significant part of the CAA Amendments of 1990.

                The Acid Rain Program seeks to cap SO2 emissions from fossil-fuel-fired EGUs at half of 1980 emissions, ultimately reaching a cap of 8.95 million tons by 2010.  NOx emissions specifically from coal-fired EGUs are also reduced as part of the Acid Rain Program, to reach 6.1 million tons by 2002, 2 million tons below forecasted 2000 levels without the program.  The SO2 emissions requirements were structured in two phases, the first phase began in 1995 and the second phase in 2000.  NOx emissions were also reduced in two phases, 1996 and 2000.  The SO2 program established a cap and trade market-based program, to reduce emissions in a cost-effective and efficient manner.  Cap and trade requires that facilities have enough allowances to cover total emissions, where one allowance is equal to one unit (usually a ton) of emissions.  Facilities must control emissions at or below the cap and can then bank excess allowances for future use or sell remaining allowances to facilities that do not meet the cap.  The NOx program did not permit a cap and trade approach but instead established emission rate limits according to boiler types for coal-fired units.  As of 2003, the most recent year for which EPA has data, SO2 emissions from fossil-fuel-fired EGUs were 10.6 million tons, a 38% reduction from 1980 levels and NOx emissions from coal-fired EGUs were 4.2 million tons, nearly 4 million tons less than the emissions forecasted for 2000 and 37% below 1990 levels.  In 2003, approximately 3,500 fossil fuel-fired units were subject to the SO2 program and approximately 1,000 coal-fired units were subject to the NOx program.

                Clear Skies Act.  The Clear Skies Initiative was announced in February 2002.  In 2002 and 2003 the legislation, known as the Clear Skies Act, was introduced in the U.S. House of Representatives and U.S. Senate but did not pass through Congress.  The Clear Skies Act seeks to decrease emissions of SO2, NOx and mercury from fossil fuel-fired EGU’s nationwide.  The Clear Skies Act would impose a mandatory, nationwide cap on EGUs to achieve reductions in all three pollutants, as detailed below:

•	Reducing SO2emissions by 73%, from an actual 11.2 million tons in 2000 to 4.5 million tons in 2010, 3.0 million tons in 2016, and 2.5 million tons by 2018
•	Reducing NOx emissions by 67% from an actual 5.1 million tons in 2000 to 2.1 million tons in 2008 and 1.7 million tons by 2016; and

•	Reducing mercury emission by 69% from an actual 48 tons in 2000 to 34 tons in 2010 and 15 tons in 2016 (this cap impacts only coal-fired power plants).

                The Clear Skies Act sets a cap on emissions of SO2, NOx and mercury and allows power plants to control emissions through a market-based cap and trade system, similar to the SO2 cap and trade program established in the Acid Rain Program, described above.

                Hearings in the Senate that were held in January and February failed to gain passage in the senate environment and Public Works Committee on March 9, 2005.  President Bush and the EPA support of the Clear Skies Act and hope it will still be able to gain Congressional approval this session.  The legislation may be added to another piece of legislation, such as the energy bill.

                Clean Air Interstate Rule.  The Clean Air Interstate Rule, or CAIR, was proposed by the EPA in January 2004.  CAIR will cap SO2 and NOx emissions in two phases, 2010 and 2015, and 2009 and 2015, respectively.  Upon full implementation, SO2 emissions will be reduced by 70% and NOx emissions by 61%.  CAIR requires these reductions from a region comprised of 28  mostly eastern states and the District of Columbia compared to nationwide in the Clear Skies Act.  Because emissions can be transported through air currents across state lines, impacting air quality in other “downwind” states, the regulation seeks to cap emissions in these selected states to improve state and regional air quality.  EPA anticipates states will achieve the emissions cap by reducing emissions from coal-fired power plants, though states can choose to include other sources as well.

                EPA was poised to finalize the CAIR rule by the end of 2004 but postponed the final rule in order to allow opportunity for Congress to pass the Clear Skies Act in 2005.  EPA prefers that Congress pass legislation reducing EGU emissions nationwide through federal legislation than through regulation.  Due to the failure of the Clear Skies Act to gain the necessary votes in the Senate Environment and Public Works Committee on March 9, the EPA finalized the CAIR rule on March 10.  The emission reductions achieved by CAIR for the affected region includes:

•	Reducing SO2emissions by 73%, by 4.3 million tons by 2010 and by 5.4 million tons by 2015, achieving a cap of 2.5 million tons
•	Reducing NOx emissions by 61%, by 1.7 million tons by 2009 and by 2 million tons by 2015, achieving a cap of 1.3 million tons

                However if passed there is the possibility that the implementation could be delayed by potential litigation.

                Clean Air Mercury Rule.  EPA also proposed the Clean Air Mercury Rule, or CAMR, in January 2004.  Currently, mercury emissions from coal-fired power plants are unregulated and CAMR could impose mandatory mercury emissions reduction on these sources for the first time.  EPA’s regulation was to be finalized by December 15, 2004 but finalization was extended to March 15, 2005 to allow time for additional analysis and public comment.

                EPA has proposed two possible ways to reduce mercury emissions from coal-fired power plants.  Under the Maximum Achievable Control Technology, or MACT, approach, each individual coal-fired unit would be required to cap mercury emissions.  This would reduce mercury emissions from coal-fired power plants from 48 tons currently to approximately 34 tons by early 2008, a 30% reduction.  An alternative approach proposed by EPA allows coal-fired power plants to cap emissions in two phases and trade mercury allowances.  The first cap in 2010 would be achieved as a co-benefit of facilities installing SO2 and NOx emissions control equipment to comply with the CAIR rule because these controls can help to reduce mercury.  The second phase cap, in 2018,will reduce coal-fired power plant emissions to 15 tons.  This approach realizes a total reduction in mercury emissions of nearly 70%.

                We expect that the CAMR will be finalized on or before March 15, 2005.  Statements by EPA officials as well as President Bush indicate that it is likely that EPA will proceed with a cap and trade program for mercury emissions from coal-fired EGUs.  Based upon such statements, we believe this approach will be the one finalized in the CAMR though there is the possibility that the MACT approach could be finalized instead of a cap and trade program.  The timeframe and emission caps, described above, as proposed by EPA may be the same or slightly modified in the final CAMR.  We also anticipate that litigation against the final CAMR is likely and could postpone implementation of a mercury standard for a significant period of time.

                American Jobs Creation Act Tax Credits.  In 2004, Congress passed tax credits for refined coal within the American Jobs Creation Act.  The tax credit is expected to be approximately $5.35 per ton, for each ton of refined coal produced during the qualifying period with annual adjustments in the credit amount for inflation.  In order to qualify for the tax credit, the refined coal must realize a reduction of at least 20% in NOx emissions and at least 20% in either SO2 or mercury emissions and have an increase in market value of at least 50%.  Based upon testing we have performed to date, we believe that K-Fuel meets the requirements of a refined coal and we believe our future plants that will produce K-Fuel will be eligible for the credit if they are operational by January 1, 2009.  Generally, the eligible plants will earn the refined coal credit for each ton produced over a ten-year period from the date the plant is placed in service.

                Greenhouse Gas Emissions.  Currently, greenhouse gas emissions (such as carbon dioxide (CO2) and others) are not regulated in the U. S.  The Kyoto Protocol, the international treaty to reduce emissions of greenhouse gases, was finalized in November 2004 and came into effect on February 16, 2005 without United States participation.  Several members of Congress have proposed legislation to reduce greenhouse gas emissions through various methods in the U. S. but such efforts have not been successful.  It is likely that legislation will be introduced in the 2005 session seeking to reduce greenhouse gas emissions, either as a bill focusing solely on greenhouse gases or as a bill that also encompasses reductions in SO2, NOx and mercury.

                NOx SIP Call.  NOx emissions emitted from power plants, vehicles, and other sources mix with Volatile Organic Compounds (VOCs, also emitted from these sources) in the presence of heat and light to form ground-level ozone, also known as smog.  Ozone formation is most prevalent and harmful to breath for sensitive populations (including people with respiratory disease, young children and people that are active outside) during the summer months.  The NOx State Implementation Plan, or SIP, Call is EPA’s regulation requiring 21 eastern states and the District of Columbia to reduce summertime ozone formation by controlling NOx emissions from May through September.  Eight states and D.C. began reductions in 2003 with 11 more states taking part in 2004.  Two additional states will begin participating in 2007.

                Ozone and Fine Particulate Matter National Ambient Air Quality Standards.  Ozone and particulate matter, or PM, pollution have significant adverse impacts on human health.  Fine particulate matter (PM2.5, approximately 1/30th the size of a human hair) is especially harmful since it can be breathed deep into the lungs.  As a result, EPA has established National Ambient Air Quality Standards, or NAAQS, for ozone and PM2.5 pollution levels that each county must not exceed.  In 2004, EPA announced that 224 counties in the U.S. are in “non-attainment” of the PM2.5 NAAQS and 474 counties are in “non-attainment” of the ozone NAAQS.  The counties in these states must now implement policies that will reduce emissions of NOx and SO2, which contribute to the formation of ozone and PM2.5.  The timeline for counties to achieve these reductions varies depending on the severity of the non-attainment.  Areas will have until 2010 or 2015 to reach attainment of the PM2.5 NAAQS and until 2007 through 2021 to attain the ozone NAAQS.

Other Domestic and International Markets

                As mentioned above, electric utility plants consume approximately 92% of the total coal produced in the U.S.  In addition to EGU’s we also plan to market our products to those remaining entities that burn coal in their boilers or processes, primarily in the manufacturing industry.  These companies are also subject to environmental regulations and could benefit from K-Fuel.

                The international coal-fired power generation industry is approximately four times the size of the U.S. coal-fired power generation industry.  Our objective is to concentrate on international markets where there is either a significant need for more energy efficient and environmentally responsible fuel products to comply with the Kyoto Protocol or similar regulations in effect throughout the world, or where abundant lower grade coal reserves can be utilized in conjunction with the K-Fuel technology to develop a value-added export product.  The principal benefit of the K-Fuel technology in foreign markets is that lower-grade, indigenous coal reserves can be upgraded to provide a more cost effective and less environmentally damaging fuel source for power producers, manufacturers and households, either for internal markets or for export.

Acceptance of our Product

                We believe that our product will be accepted by the market place, as it is a fuel source, which is also a cost-effective alternative to the increasing costs of complying with environmental regulation.  Coal-fired EGU’s have a number of options available to them to comply with regulations.  These include conversions to utilize alternative fuel sources (e.g. natural gas), installation of pollution control equipment (e.g. scrubbers) and /or injection of additives to reduce emissions (e.g. limestone injection).  These options can require significant capital or operating expenditures.  Due to the increased scrutiny of costs by the public and public utility commissions, we believe K-Fuel provides a cost-effective alternative for compliance.  However, we can provide no assurance that our product will be accepted by the market place.  See Competition below for further discussion of alternatives to our product.

                Lastly, environmental regulations that created the cap and trade market-based programs, described above, could also create a market for our K-Fuel product.  As K-Fuel is a clean-burning fuel source, it could be used to reduce emissions.  This could permit utilities to generate allowances for use or sale of any excess allowances to non-compliant organizations.

Competition

                K-Fuel is an upgraded coal characterized by low-moisture, high-Btu content, and low sulfur, NOx, dust and mercury emissions.  As such, the known direct competitors for K-Fuel include other coal upgrading processes, other high Btu coal, low sulfur coal and so-called clean coal technology companies that produce equipment to reduce the emissions from the combustion of coal.  The indirect competition to K-Fuel includes electrical generation from natural gas, nuclear fuel, oil, wind, bio-fuels, and other renewable energy sources.  Over the past two years, pricing trends for a number of these alternatives have enhanced the competitive position of K-Fuel.  While current trends in prices for these competing energy sources improve the viability of our K-Fuel product, there can be no assurance these trends will continue.  Many of these companies may have greater financial, technical, and operational resources than we do.

                We are aware that other companies either have performed in the past, or are currently performing development work on upgrading lower-grade coal.  Some of these companies may have greater financial, technical, and operational resources than we do.  We are unaware of any past, current, or projected coal upgrading technology for lower-grade coal that produces fuel of comparable quality, emissions reductions, and marketability with the commercial potential of K-Fuel.  We are also aware that other companies produce coal of similar energy content, moisture content, and sulfur content to that of K-Fuel.  Many of these companies may have greater financial, technical, and operational resources than we do.  We are not aware of companies that produce and market such coal with the low NOx and mercury emissions and low dust of K-Fuel.  We also believe that K-Fuel will have certain production, logistical, transportation, and distribution advantages over known competitors in particular markets.

                Potential customers could choose to install pollution equipment instead of using K-Fuel and /or injection of additives to reduce emissions.  This equipment includes low-NOx burners, over-fire air systems, selective catalytic reduction systems, sulfur scrubbers, fabric filters, electrostatic precipitators, mercury control technology, or other equipment.  In contrast to K-Fuel, most of these technologies require a significant investment of funds by the customer and impose a parasitic load on the plant, thereby reducing the salable electricity produced from the effected unit.

REGULATIONS THAT AFFECT THE CONSTRUCTION AND OPERATION OF OUR PLANTS

                As a general matter, we are subject to a number of state and federal regulations that (i) seek to limit the amounts of certain emissions into the environment; (ii) regulate the disposal of certain potentially hazardous materials; and (iii) impose certain employee safety requirements upon us.  While the coal mining and electric power generation industries are subject to significant regulation, we believe that our exposure to such regulation is more limited because of the current nature of our operations.  However, as we expand our operations we may become subject to more regulation.  For example, if we build additional plants we may install coal-fired boilers, which are subject to more permitting requirements and more environmental regulation than gas-fired boilers.  Further, if we chose to mine coal from the pit obtained in the Landrica acquisition, we or a contract miner would be subject to all of the regulations associated with coal mining.

                In the United States, the K-Fuel product is not expected to be subject to unusual levels of local, state or federal regulation with respect to its transportation and distribution.  However, any future U. S. production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits) once facilities begin production.  The most significant types of permits that are typically required for commercial production facilities include an operating and construction permit under the CAA, a wastewater discharge permit under the Clean Water Act, and a treatment, storage and disposal permit under the Resource Conservation Act.  Some of the federal programs have been delegated to the states and, as a result, facilities may be required to secure state permits.  Finally, the construction of new facilities may require review under the National Environmental Policy Act, or NEPA, or a state equivalent, which requires analysis of environmental impacts.

                Future international K-Fuel production plants will also be subject to various permitting and operational regulations specific to each country.  Generally, environmental permitting and operating regulations in countries outside the U.S. that we are currently pursuing for international development are not as stringent as those that are within the U.S.  Nevertheless, international initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for our products and services.

RELATED PARTY TRANSACTIONS

                As described elsewhere in this report, over the past several years we have entered into various agreements with related parties.  The most significant of these transactions are summarized as follows:

•

In 2004, we entered into a licensing agreement with Cook Inlet Coal.  Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal, of which Mr. John Venners, brother of our Chairman and Chief Executive Officer, Mr. Theodore Venners, has approximately a 4.5% interest.

•	In 2003, we entered into an agreement with Venners & Company, a company controlled by Mr. John Venners, for governmental affairs consulting services.
•

Certain investors, including a number of funds and accounts managed by Westcliff Capital Management LLC of which one of our directors, Richard Spencer, is the manager, obtained certain licensing rights when they entered into five separate transactions to purchase our common stock and warrants during the period March 28, 2002 through August 21, 2002.  The investors have the right under certain conditions to develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects.  The rights granted to the investors also gave them the exclusive right to develop commercial projects in India for an indefinite period of time as long as certain conditions are met.  The investors are obligated to pay certain royalty and license fees for these three plants, if constructed.

•

The Estate of Edward Koppelman, or the Koppelman estate, is entitled to 25% of worldwide licensing and royalty revenues up to a maximum of $73.1 million as of December 31, 2004.  Mr. Theodore Venners, our Chairman and CEO, is entitled to 50% of net distributable royalties to be paid by the Koppelman estate.  In December 2004, Mr. Theodore Venners agreed to assign to KFx his right to payments that may become due to him from the estate in connection with the Cook Inlet Coal license arrangement.

                These transactions are more fully described throughout this report, more specifically in Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations – Revenue Trends and Note 17 – Related Party Transactions, Note 14 – Supplemental Cash Flow Information and Note 10 – Stockholders’ Equity in Item 8 of this report.

DISCONTINUED OPERATIONS

                On November 26, 2003, we completed an equity exchange transaction with Kennecott.  In accordance with terms contained in the Equity Exchange Agreement, Kennecott transferred to KFx its 49% membership interest in KFL and the full ownership of all related technology and patents developed by Kennecott.  Prior to the consummation of this transaction, KFx owned a 51% membership interest in KFL.  In exchange, KFx transferred its ownership interests in Pegasus to Kennecott.  KFx had previously held approximately 65% ownership in Pegasus.  As a part of this transaction, Kennecott also received a license and all necessary rights to build and operate up to three commercial K-Fuel plants and to market K-Fuel or other production from those plants.  Each plant can have annual capacity of up to three million tons and Kennecott will pay applicable royalty and license fees for these three plants.

                In connection with the agreement, KFx paid $500,000 to Pavilion Technologies, Inc. to obtain agreement from Pavilion to waive their right to demand acceleration of royalty obligations due to Pavilion from Pegasus upon the change in control of Pegasus.  KFx is to be repaid 50% of this amount as part of the note receivable from Pegasus and the remaining 50% was included in the contingent obligations due from Pegasus.  As part of this transaction, an intercompany working capital loan from KFx to Pegasus with an outstanding balance of approximately $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus.  Due to the contingent nature of this potential stream of future cash flows, we have not recognized an asset or any associated income.  See further discussion of the note receivable in Note 4 - Note Receivable in Item 8 of this report.

EMPLOYEES

                At March 14, 2005, we had  25 full-time employees, none of which were members of unions.  We consider our relations with all employees to be good.

RISK FACTORS

Business Risks

We have a history of losses, deficits, working capital deficits and negative operating cash flows.  As a result, we have been and continue to be very dependent on strategic relationships and sales of our equity securities to fund our operating costs.

                As of December 31, 2004 and 2003, we had working capital of approximately $73.6 million and $21.2 million, respectively, and accumulated deficits of approximately $128.6 million and $118.0 million, respectively.  At December 31, 2004 and 2003 we had stockholders’ equity of approximately $94.3 million and $31.1 million, respectively.  In prior years, we had significant accumulated deficits and working capital deficits.  We incurred net losses from continuing operations of $10.6 million, $10.2 million and $18.4 million in 2004, 2003 and 2002, respectively.  Until 2004, we experienced negative operating cash flow of $6.9 million, and $4.0 million in 2003, and 2002, respectively.  In 2004, we generated $494,000 of operating cash flows, primarily due to cash received related to the Cook Inlet Coal contract that we received.  Based upon the terms of the contract and the deliverables required, we did not recognize any revenue in 2004.  We expect to start recognizing revenue from the Cook Inlet Coal contract in 2005 as we incur costs associated with the transfer of our technology to the licensee Cook Inlet Coal.  We are currently estimating these costs for 2005 and beyond and anticipate allocating a portion of the deferred revenue to the current portion recognizable with in the next twelve months after each period end.  We have not yet achieved significant K-Fuel licensing, royalty or product sales revenue.

                We expect to incur significant additional operating losses and continued negative cash flows from operations at least for the next couple of years.  We have made, and will continue to make, very significant expenditures well before our revenues increase sufficiently to cover these additional costs.  We are not able to estimate when, if ever, our revenue will increase sufficiently to cover these costs.  Further, we may not achieve or maintain profitability or generate cash from operations in future periods.

                As a result, we have been and continue to be very dependent on strategic relationships and sales of our equity securities to fund the operating costs associated with our business.  Our continuation is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof.  A lack of adequate financing may adversely affect our ability to respond to changing business and economic conditions and competitive pressures, absorb negative operating results, and fund capital expenditures or increased working capital requirements.

We may not be able to enter into joint ventures or other partnership arrangements for purposes of licensing our K-Fuel technology or building K-Fuel plants, and any such joint ventures that have been previously disclosed, may not result in economic benefits to us or may not progress to definitive agreements.

                We recently announced that a former member of our Board of Directors, Mark Sexton, and Evergreen Energy Company, may be interested in entering into a joint venture with us to develop and finance several new plants for the production of K-Fuel.  As of the date of this report, the parties have had discussions concerning a possible joint venture, but we can give no assurances that any future transactions with Mr. Sexton and Evergreen Energy Company are likely to occur.  If we are unable to enter into new joint ventures or other partnership arrangements for purposes of licensing our K-Fuel technology or building K-Fuel plants, or if our contemplated relationship Mr. Sexton and Evergreen Energy Company is not successful, our business and prospects may suffer.

We have granted certain rights and limited licenses for the use of our K-Fuel technology to certain investors, including Westcliff Capital Management, LLC, and any such rights and licenses may dilute our interest in specific projects to the extent that such investors elect to participate.

                Subject to an investor rights agreement between us and several investors, including a number of funds and accounts managed by Westcliff Capital Management, LLC (managed by Richard Spencer, a member of our Board of Directors), we granted such investors the right under certain conditions to develop or participate in K-Fuel commercial projects with an annual output capacity of 50 million tons per year, or a maximum of six commercial projects, whichever is greater.  The agreement provides that the license and royalty fees charged to the investors will be the lesser of the rates specified in the agreement and the lowest rates charged to third parties other than Kennecott.  We also granted the investors the exclusive right to develop commercial projects in India until August 21, 2009, with additional seven-year terms dependent on the achievement of milestones to be determined in good faith between us and the investors.  Additionally, we may have to grant a right of first refusal to allow the investors to market the K-Fuel product in the event that we elect not to market it ourselves.  If the investors elect to exercise their rights pursuant to the investor rights agreement, we may be required to grant them certain licenses concerning our K-Fuel technology or allow them to participate as equity owners in any future K-Fuel plant projects, the result of which could dilute our possible ownership interest in specific projects.

Technical and operational problems may adversely impact our ability to develop K-Fuel projects or facilities and could result in delays or postponement of the production of our products.

                In the past there have been significant technical and operational problems with the construction of a K-Fuel facility.  The construction of the first commercial-scale K-Fuel production plant (the KFP Plant) began in 1995, which was completed and began operations in April 1998.  The plant experienced a series of construction problems during and after it began operations, including a 1996 fire at the plant and issues relating to the flow of materials within the processors and the design and operation of pressure release equipment.  Following the commencement of operations, the KFP Plant experienced problems relating to tar and residue build-up within the system during production and product quality issues related to product dusting.  As a result of these problems, operations at the KFP Plant were suspended.  In 2000, we tested an improved K-Fuel production process using PRB coals, which resulted in a new K-Fuel product, which is low in SO2, NOx, mercury and chlorine when burned.  Analysis of this improved K-Fuel product indicated that this new K-Fuel production process could be more reliable than the process used by the KFP Plant.  Additionally, the new K-Fuel production facilities would require less capital and have lower operating costs than previous K-Fuel plant designs.  However, there can be no assurance that any future K-Fuel production facilities will not experience technical or operational problems similar to or in addition to those experienced at the KFP Plant.  To the extent that other technical or operational problems materialize, our ability to develop other K-Fuel projects or facilities would be jeopardized.

The K-Fuel technology has not yet shown economic viability and if such technology does not become economically viable our ability to generate revenue and/ or operating income from this technology would be impaired.

                We have only recently finished the development of the current K-Fuel technology.  Our future success depends upon our ability to successfully construct and operate commercial K-Fuel production plants on a large scale and at a profit.

                The process of developing, financing and constructing K-Fuel production plants, including obtaining necessary regulatory permits and approvals, is complex, lengthy and costly and subject to numerous risks, uncertainties and factors beyond our control, including cost overruns, delays, damage and technical delays.  In addition, local opposition to a particular project can substantially increase the cost and time associated with developing the project, and can, potentially, render a project not feasible or economical.  Future projects for the development of K-Fuel production plants may incur substantial costs or delays or may be unsuccessful as a result of such opposition.

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

The market for the K-Fuel technology and products is unclear; therefore we may not be able to realize significant revenues from the sale of products using the K-Fuel technology.

                Although we believe that a substantial market will develop both domestically and internationally for clean coal fuel products such as K-Fuel, no established market for beneficiated fuel products exists.  As a result, the availability of accurate and reliable pricing information and transportation alternatives for bringing K-Fuel to the market are not fully known.  The future success of our K-Fuel technology will depend on our ability to establish a market for clean coal fuel products among potential customers such as electrical utility companies and industrial coal users.  The value of our products in the marketplace may be reduced if the large differential that currently exists between the price of higher-grade eastern coals and lower-grade western coals narrows significantly.  Further, potential users of our fuel products may be able to choose among alternative fuel supplies and a lower price for these alternative supplies also can adversely affect our potential market opportunities.  The market viability for the K-Fuel technology will not be known until we complete construction of one or more commercial-scale production plants, either in the United States or internationally, that produce, on a consistent basis, commercial quantities of fuel that meet certain minimum performance specifications.  There is a risk that commercial-scale production plants when completed will be unable to generate sufficient market interest to continue in business.  Further, there can be no assurance that a commercial-scale K-Fuel plant will be economically successful.  If we are unable to complete construction and successfully operate a commercial K-Fuel production plant, we will not be able to sustain our operations or achieve future growth.

We may not be able to effectively execute our business plan.

                You should consider our business and prospects in light of the risks and difficulties typically encountered by companies in the early stages of development of a new product such as ours.  Some of the specific risks include whether we will be able to:

•	attract new customers, or expand services and retain customers;
•	attract and retain credit-worthy customers;
•	accurately assess potential markets and effectively respond to competitive developments;
•	raise additional capital;
•	provide a reliable product;
•	effectively manage expanding operations;
•	comply with evolving governmental regulatory requirements; and
•	increase awareness of our product;

We may not be successful in addressing these and other risks, and our failure to do so would create a significant risk that the value of our common stock may decline and our results of operations and our financial condition may be adversely affected.

The cost of lower-grade coal and other costs may effect the economics of producing K-Fuel.

                We intend to use lower-grade coal as a feedstock in our process.  In addition, we have modeled the economics of a potential plant and believe that we would generate a profit by operating such a plant.  However, our models include significant estimates and assumptions for costs.  If such costs are greater than anticipated, it may not be economic to produce K-Fuel and our results of operations could be adversely affected.

The availability of lower-grade coal as a feedstock may affect future production of K-Fuel.

                We are investigating geographic regions which we believe have adequate lower-grade coal to serve as a feedstock for our process.  If such lower-grade coal becomes unavailable or the cost increases significantly, we may not be able to produce K-Fuel or produce it economically.

Deregulation in the United States power industry may result in increased competition, which could result in the recognition of lower margins for our products.

                We expect that deregulation in the United States power industry will result in utilities and other power generators placing a high emphasis on reducing costs in their operations.  This situation may, in turn, result in increased competition from other producers of beneficiated coal products, other clean fuel sources, and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel technology.

Competition in our markets may result in lower operating margins for our products than originally expected.

                We face competition from other companies in the clean coal and alternative fuel technology industries as well as the emission control equipment industry.  Many of these companies have financial and managerial resources much greater than ours and, therefore, may be able to offer products more competitively priced and more widely available than ours.  Also, competitors' products may make our technology and products obsolete or non-competitive.  We may face competition for new K-Fuel plants from third parties with licenses for the K-Fuel technology, although we would receive licensing and royalty revenues.  Our future success may depend on our ability to adapt to such changing technologies and competition.

We are subject to risks of changing laws, which may adversely affect our ability to sell our products and services.

                Our products will be subject to federal, local, and foreign laws and regulations, including, for example, state and local ordinances relating to building codes, public safety and related matters.  In addition, as products are introduced into the market commercially, governments may impose new regulations.  Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the development or sale of our products, may increase our costs and the price of our products.

                A significant factor driving the creation of the U.S. market for K-Fuel, and other beneficiated coal products, is the Clean Air Act, as amended, which specifies various air emission requirements for electrical utility companies and industrial coal users.  Significantly, the EPA along with the United States Department of Justice announced enforcement actions against various utility companies operating coal-fired power plants in the Midwest and Southeast sections of the U. S., charging that the plants were illegally releasing high amounts of certain air pollutants.  Although this enforcement initiative was announced in 1999, similar initiatives may be forthcoming.  We believe that the use of clean-burning fuel technologies, like K-Fuel, helps utility companies to comply with the air emission regulations and limitations.  We are unable to predict future regulatory changes and their impact on the demand for our products.  While more stringent laws and regulations, including, without limitation, new mercury emission limitation standards, the capping of SO2 emissions and new limits on NOx emissions may increase demand for our products, such regulations may result in reduced coal use and reliance on alternative fuel sources.  Similarly, amendments to the Clean Air Act that would have the effect of relaxing emission limitations, or a repeal of the Clean Air Act (which is unlikely) would have a material adverse effect on our prospects.

Our inability to adequately protect and defend our proprietary technology could harm our business, increase our costs and decrease the sales volume of our products and services.

                Our success depends upon our proprietary technology.  We rely on a combination of patent, copyright, trademark and trade secret rights to establish and protect our proprietary rights.  We currently have a series of patents on our K-Fuel technology.  However, competitors may successfully challenge the validity or scope of one or more of our patents or any future allowed patents.  These patents alone may not provide us with any significant competitive advantage.

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

Our success will depend partly on our ability to operate without infringing on or misappropriating the proprietary rights of others.

                We may be sued for infringing or misappropriating the proprietary rights of others.  Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations.  In addition, litigation is time consuming and could divert management attention and resources away from our business.  If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages.  Under some circumstances in the U. S., these damages could be triple the actual damages the patent holder incurs.  If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

                If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products or processes, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder.  Any required license might not be available to us on acceptable terms, or at all.  Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our anticipated products, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on key personnel and if we are unable to retain or attract qualified personnel, we may not be able to execute our business plan.

                We believe that our performance is substantially dependent on the performance of a very small group of senior managers and key technical personnel.  The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

Local opposition to K-Fuel projects could substantially delay or prevent development of new K-Fuel plants, which could increase our costs or prevent us from producing and selling our products.

                Development, construction and operation of K-Fuel production plants require numerous environmental and other permits.  The process of obtaining these permits can be lengthy and expensive.  In addition, local opposition to a particular project can substantially increase the cost and time associated with developing a project, and can, potentially, render a project unfeasible or uneconomical.  We may incur substantial costs or delays or may be unsuccessful in developing K-Fuel production plants as a result of such opposition.

Any overseas development of our businesses is subject to international risks, which could adversely affect our ability to license, construct or operate profitable overseas plants.

                Although our current operations are primarily in the United States, we believe a portion of the growth opportunity for our business lies outside the U. S.  Doing business in foreign countries would expose us to many risks that are not present in the     U. S. and with which we lack significant experience, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers.  In addition, it may be more difficult for us to enforce legal obligations in foreign countries and we may be at a disadvantage in any legal proceeding within the local jurisdiction.  Local laws may also limit our ability to hold a majority interest in the projects that we develop.

Limitations on our ability to take advantage of net operating losses if we achieve profitability could result in higher taxable income and lower net income.

                Under Section 382 of the Internal Revenue Code (“IRC”), the use of prior net operating losses is limited after an “ownership change,” as defined in Section 382.  The limitation, if applicable, is equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by a long-term interest rate specified by the IRC.  The quoted market value of a stock is a factor to consider, but not necessarily a conclusive factor, in determining the fair value of a corporation's stock.  Additional issuances of equity interests by us, or on the exercise of outstanding warrants or options to purchase our common stock may result in an ownership change that is large enough to trigger the Section 382 limitations.  Pursuant to Section 382, as a result in the change in control in 2003, we believe our annual limitation on the use of our NOL carryforwards is $11.3 million.  In the event we achieve profitable operations and taxable income, this limitation on the use of our net operating losses to offset taxable income could have the effect of increasing our tax liability and reducing net income and available cash resources.

We are required to pay third parties a portion of licensing and royalty revenues with respect to K-Fuel technology, which will decrease our gross margin from the sale of our products using the K-Fuel technology.

                We anticipate that a portion of our future revenues with respect to K-Fuel will be in the form of licensing and royalty payments from third party licensees operating commercial-scale production facilities of K-Fuel.  Pursuant to various agreements we have executed, we are required to pay third parties a substantial portion of licensing and royalty revenues that we receive.  The Estate of Edward Koppelman is entitled to 25% of all license fees and royalties on K-Fuel plant production, with a maximum of approximately $75.2 million; Fort Union Ltd. is entitled to 20% of royalties from K-Fuel production in the U.S., Canada and Mexico, not to exceed $1.5 million; and Ohio Valley Electric is entitled to 0.5% of royalties derived from the sale of K-Fuel using an earlier version of the technology only.  Amounts due under these agreements will decrease our gross margin from the commercialization of the K-Fuel technology.

We will rely on third parties to develop and provide equipment for our K-Fuel plants.

                There are a limited number of suppliers who provide us with the equipment we need to develop K-Fuel.  A supplier’s failure to develop and supply equipment in a timely manner or at all, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to develop and commercialize our products.  In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

We have contractual limitations on our ability to issue additional shares of preferred stock, which could inhibit our ability to secure financing.

                Our ability to secure additional financing is limited by the terms of a common stock and warrant purchase agreement for the sale of 6.8 million shares of common stock in 2002.  Under the terms of this agreement and a related investors rights agreement we are prohibited from selling and issuing any of our preferred stock until the investors no longer hold any shares of common stock or warrants, or obtain a waiver to sell and issue preferred stock from at least two-thirds of these investors.  The terms of this agreement also provide anti-dilution protections to these investors that are triggered if we sell common stock at a price below $2.50 per share.

Risks Relating To Our Common Stock

Our stock price has been volatile and is likely to continue to be volatile.  Volatility in our stock price potentially increases the likelihood of litigation against us.

                On February 25, 2005, our stock price closed at an all-time high of $17.40.  Since the beginning of the fourth quarter of 2004, our stock price has appreciated by approximately 125%.  Our current trading price and valuation may not be sustainable.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company.  This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.  The overall market and the trading price of our securities may fluctuate greatly.  The trading price of our securities may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;
•	changes in investors' and analysts' perception of the business risks and conditions of our business;
•	broader market fluctuations; and
•	general economic or political conditions.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

                We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments.  If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

                The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes.  Our critical accounting policies, which are set forth below, describe the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.   These accounting policies are considered “critical” because they require judgments, assumptions and estimates that materially impact our Consolidated Financial Statements and related disclosures.  As a result, if future events differ significantly from the judgments, assumptions, and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our Consolidated Financial Statements and related disclosures.

A substantial number of shares we have issued in exempt transactions are, or are being made, available for sale on the open market.  The resale of these securities might adversely affect our stock price.

                We have on file with the  SEC effective registration statements for a substantial number of shares for resale.  The selling stockholders under our effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

                The sale of a substantial number of shares of our common stock under our registration statements, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We do not pay cash dividends.

                We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 2.     PROPERTIES

                We previously entered into a lease through May 2007 for office space to accommodate our headquarters, which is located in Denver, Colorado.  The current base rent under the lease is $7,900 per month, increasing to $8,300 per month by the final year of the lease.  In March 2005, we entered into a new lease, which modified the terms of this lease and increased the square footage of our office space.  We will occupy the expanded space beginning May 2005.  The base rent pursuant to the new lease is $31,000 per month, increasing to $32,000 per month by the termination of the lease, which expires in 2010.  In addition, we received a construction allowance from the lessor of $317,000.  We are also obligated to pay, as additional rent, allocable operating costs.  As a result of this expansion we consider our headquarters sufficient to meet our near-terms goals.

                In May 2004, we purchased Landrica Development Company, or Landrica.  Through Landrica, we own approximately 1,000 acres of land located in Campbell County, Wyoming (near Gillette, Wyoming).  Our demonstration facility and our 750,000-ton plant under construction are both located at this site.  See description of the demonstration facility and the 750,000-ton plant in Item 1 – Business.  The land also includes various coal processing equipment, certain industrial buildings, waste injection wells, producing water wells, a coal-mining pit and a railroad spur.  These assets occupy only a portion of the total acreage of the site.   As a result, there is acreage available for expansion or use for other purposes, subject to certain restrictions.

ITEM 3.      LEGAL PROCEEDINGS

                 We are not aware of any material pending legal proceedings to which we or our subsidiaries is a party.  However, as with most business, there could be potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Price Range of Common Stock

                Our common stock trades on the American Stock Exchange under the trading symbol “KFX.”  The following table presents the reported sales prices on the American Stock Exchange for periods ended:

Year	Period	High	Low

2004	First Quarter	$10.41	$7.40
	Second Quarter	$11.05	$7.42
	Third Quarter	$9.50	$6.34
	Fourth Quarter	$15.28	$7.33
2003	First Quarter	$2.75	$2.35
	Second Quarter	$4.40	$2.41
	Third Quarter	$5.25	$3.40
	Fourth Quarter	$7.85	$5.01

                As of February 28, 2005, we had approximately 240 holders of record of our common stock.  This does not include holdings in street or nominee names.  On February 28, 2005, the closing price of our common stock on the American Stock Exchange was $17.00 per share.

Dividend Policy

                We have never paid cash dividends and do not anticipate paying dividends in the foreseeable future.  We expect that we will retain all available earnings generated by our operations for the development and growth of our business.  Any future determination as to payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

                During 2004, we sold the following securities in private transactions pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Section 4(2) of the Securities Act:

Purchaser/Recipient of Securities	Date	Terms of Exercise, if Convertible	Title of Security	Number Sold or Granted	Consideration Received

Group of Existing Warrant Holders	January 2004 - December 2004	N/A	Common Stock	6,243,950	$17,386,225
Group of Existing Option Holders	January 2004 - December 2004	N/A	Common Stock	345,700	$1,534,150
One Accredited Investor	June 24, 2004	N/A	Common Stock	245,400	$2,000,000
Group of Institutional Accredited Investors	2004	N/A	Common Stock	4,000,000	$48,000,000
Two Existing Warrant Holders	June 28, 2004 and July 22, 2004	$11.00	Warrants	1,315,000	(1)

(1)

On June 25, 2004 the Company entered into an agreement to raise proceeds through the exercise of warrants from two of its existing warrant holders.  In return for 1,315,000 additional warrants at an exercise price of $11.00 per share, these warrant holders agreed to exercise 3.9 million of their warrants before the contractual exercise date.  On June 28, and July 22, 2004, the Company received $7.0 million and $3.4 million of proceeds from the exercise of 2.6 million and 1.25 million warrants.

ITEM 6.     SELECTED FINANCIAL DATA

                The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.  The selected consolidated financial data for each of the three years in the period ended December 31, 2004 and the selected consolidated balance sheet data as of December 31, 2004 and 2003 are derived from, and qualified by reference to, our audited Consolidated Financial Statements, in Item 8 of this report.  The selected consolidated results of operations data related to 2001 and 2000 and selected consolidated balance sheet data related to 2002, 2001 and 2000, have been derived from audited financial statements not included in this Annual Report on Form 10-K and have been revised from prior filings for our discontinued operations unless otherwise noted.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars and shares in thousands, except per share amounts)
Statement of operations data:
Operating revenues	$28	$72	$6	$—	$230
Operating expenses	11,389	9,590	6,491	6,130	5,097
Operating loss	(11,361)	(9,518)	(6,485)	(6,130)	(4,867)
Loss from continuing operations	(10,555)	(10,245)	(18,385)	(11,056)	(7,781)
Net gain (loss) from discontinued operations	—	1,962	(5,066)	(4,121)	(4,419)
Net loss available to common stock holders (1)	(10,555)	(8,283)	(39,987)	(15,177)	(12,290)
Basic and diluted loss from continuing operations	$(0.18)	(0.22)	(0.52)	(0.42)	(0.31)
Basic and diluted net loss per share	$(0.18)	$(0.18)	$(1.14)	$(0.58)	$(0.49)
Weighted average shares of common stock outstanding	57,928	46,569	35,088	26,095	24,908
Balance sheet data:
Cash and cash equivalents (2)	$79,381	$23,701	$2,758	$376	$349
Property and equipment, net, including plant construction in progress	23,521	6,649	126	175	1,360
Total assets (3)	112,304	35,005	15,782	14,317	8,471
Long-term debt, including current portion (4)	213	170	415	18,041	17,544
Redeemable common stock	—	—	—	424	—
Stockholders’ equity (deficit)	94,260	31,098	1,735	(13,678)	(17,434)
Working capital (deficit) (5)	73,603	21,204	(756)	(16,476)	(5,372)
Other data:
Cash provided by (used in) operating activities (6)	494	(6,941)	(3,993)	(6,738)	(5,151)
Cash used in investing activities (6)	(14,737)	(6,948)	(5,500)	(2,701)	2,167
Cash provided by financing activities (6)	69,923	34,351	12,231	9,694	2,679
Cash used in (provided by) discontinued operations (6)	—	481	(356)	98	—
Capital expenditures (7)	$14,466	$6,667	$142	$119	$66

(1)	Amounts that follow in this footnote are on an after-tax basis.
	2004	The net loss for 2004 includes impairment charges of $1.3 million (or 0.02 per basic and diluted share).
2003

The net loss for 2003 includes loss from discontinued operations of $1.4 million (or $0.03 per basic and diluted share) and gain on disposal of discontinued operations of $3.4 million (or $0.07 per basic and diluted share).

2002

The net loss for 2002 includes penalties incurred as part of our private equity investments of $2.8 million (or $0.08 per basic and diluted share), expense related to the grant of warrants of $10.6 million (or $0.30 per basic and diluted share), other income related to revaluation of certain warrants of $4.2 million (or $0.12 per basic and diluted share) and loss from discontinued operations of $5.1 million (or $0.15 per basic and diluted share).

	2001	The net loss for 2001 includes a loss from discontinued operations of $4.1 million (or $0.16 per basic and diluted share)

2000

The net loss for 2000 includes research contract revenue, which service is no longer offered by KFx, of $230,000 (or $0.01 per basic and diluted share) and loss from discontinued operations of $4.4 million (or $0.18 per basic and diluted share).

(2)

Due to the exchange transaction described in Item 1 – Business – Discontinued Operations, we no longer control Pegasus’ accounting records.  Certain detailed financial information related to 2000 is no longer available to us.  Based on underlying financial data, cash related to discontinued operation was $326,000 as of December 31, 2000.

(3)	Total assets for 2002, 2001 and 2000 include assets held for disposal related to our discontinued operations of approximately $10.2 million, $10.7 million and $3.2 million, respectively.
(4)

The current portion of long-term debt as of December 31, 2004, 2003, and 2002, was $180,000, $170,000, $325,000, respectively.  Due to the exchange transaction described in Item 1 – Business – Discontinued Operations, we no longer control Pegasus’ accounting records.  Certain detailed financial information related to 2001 and 2000 is no longer available to us.  Based on underlying financial data, current portion of long-term debt related to discontinued operation was $4.8 million and $578,000 as of December 31, 2001 and 2000 respectively

(5)

Working capital is defined as the amount by which our current assets exceed our current liabilities.  Conversely, a working capital deficit is the amount by which our current liabilities exceed our current assets.

(6)

Due to the exchange transaction described in Item 1 – Business – Discontinued Operations, we no longer control Pegasus’ accounting records.  We did not revise the Consolidated Statements of Cash Flows for the years ended December 31, 2002 or 2001 for discontinued operations.  However, we changed the presentation to reflect the reduction of the net cash (used) or provided by discontinued operations from the net increase or (decrease) in cash for the period.  Deducting this net cash number provides reconciliation to the revised cash balance per the Consolidated Balance Sheet at December 31, 2002.  Certain detailed financial information related to 2000 is no longer available to us.  As a result, we have presented cash flow information for 2000 that has not been adjusted for discontinued operations.

(7)

Capital expenditures shown above under Other Data represent cash used to purchase property and equipment and construction costs.  Costs incurred in the construction of our plant for the years ended December 31, 2004 and 2003 were $14.4 million and $6.3 million, respectively.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are qualified by reference to, our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Selected Financial Data included in Item 6 of this report.  Certain reclassifications have been made to prior year amounts to conform to current year presentation.  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform of 1995.  Refer to the “Cautions About Forward Looking Statements” preceding Item 1 of this report.  Also, for a discussion of certain risk factors applicable to our business and operations see “Risk Factors” in Item 1 of this report.

Overview

                KFx is a “clean coal” technology company with a patented process and technology, which we refer to as K-Fuel technology, that uses heat and pressure to physically and chemically transform coal with a lower heat value, as measured by British Thermal Units (or Btus) into coal with a higher heat value, while at the same time removing significant amounts of certain impurities.  Throughout the Western United States there are significant coal resources with heat values less than 9,000 Btus.  Such heat values are considered low grade and serve as feedstocks for our process.  Many coal-fired, EGUs, which comprise our primary market, burn coal that is 11,000 Btus or greater.  Our technology adds value for coal producers and the electric power generation industry by significantly improving the quality of lower-grade coal and facilitating its compliance with certain air emission standards.  We believe the current pricing of coal in the U.S. and the declining availability of cleaner, higher-Btu coal to comply with environmental regulation, referred to as compliance coal, has created a near-term and long-term opportunity for K-Fuel.  Furthermore, certain federal tax credits were enacted by federal legislation passed in 2004 to encourage the development of cleaner fuel sources including refined coal.  Based upon testing we have performed to date, we believe that K-Fuel meets the tax credit requirements of a refined coal and we believe our future plants that produce K-Fuel will be eligible for the credit if they are operational by January 1, 2009.  Such credits add to the economic feasibility of processing and selling K-Fuel.

                We were incorporated under the laws of the State of Delaware in 1988.  Our financial statements include all of our wholly owned subsidiaries, including Landrica, which was acquired in May 2004 and is more fully discussed in Item 1 – Business – Landrica Development Company.  During 2003, as a part of an exchange transaction with Kennecott, we transferred our ownership of Pegasus to Kennecott for the remaining interest in KFL that we did not own.  As a result of this exchange, we have accounted for Pegasus as a discontinued operation and have accordingly removed its effects from our results of continuing operations for 2003 and 2002.  KFL is now a wholly owned subsidiary.

                Currently, we operate our business in one segment.  This segment primarily contains:

•	the construction of our 750,000-ton plant;
•	our corporate operations; and
•	our research and development activities.

                The majority of the assets associated with this segment are those related to the construction costs and equipment of the 750,000-ton plant and cash, our patents and the demonstration facility.  We currently manage our business in one segment as our operations are focused on developing the technology and the commercial viability of our product.  Therefore, our results of operations are evaluated and allocations of capital resources are based upon the operations of one segment.  In the future, we plan to develop and operate K-Fuel production plants both domestically and internationally, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to additional third parties.  As our operations expand, we expect to increase the number of segments under which we manage our business to reflect the increasing complexity of our operations.

Significant Trends

                The following discussion and analysis is focused on the events and trends that we believe have the most significant impact on our business.  One of the significant developments in the potential value of K-Fuel has been the increase in the price differential between naturally occurring higher Btu compliance coal and Western coal, as more fully described in Item 1 – Business – Market for K-Fuel of this report.  This higher-grade coal, in part, establishes the value of K-Fuel, subject to the relative costs of transporting these fuels to market.  This price differential is a key indicator for the value of K-Fuel along with the value of reduced air emissions (e.g., NOx, SO2, and mercury reductions) provided by our process when burned.  The value of these emission reductions can vary depending on a coal burning plant’s permits, local regulations, the availability of trading allowances for these pollutants, as well as the capital and operating costs to install pollution control equipment to reduce the emissions.  These are key indicators that management follows closely to assess the value of the K-Fuel process.

                Currently our operations are focused on developing our technology and the commercial viability of our product.  As a result, we have limited revenues and most of our costs are related to general and administrative expenses.  In the future, we plan to own and operate K-Fuel production facilities both domestically and internationally, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties.  As our operations expand, we expect our revenue and cost structure will also expand.

Revenue Trends

                In the future we expect to generate revenue from the following sources:

•	Sales of K-Fuel from our wholly owned plants;
•

Licensing of our technology.  We have sold and anticipate selling more non-exclusive licenses to other parties to construct and operate facilities in geographic areas we are not currently evaluating.  The license fee is generally considered to have two to three components depending upon the contract specifics: (i) a fee to review the overall technical specifications of the process; (ii) a fee payable at the time design or permitting of a facility commences; and (iii) a fee payable when the facility is substantially complete;

•	Royalties related to licensing, which are based upon production from the plant and tax credits generated, if any, by the plant;
•

Equipment sales, as sales of the required Sasol-Lurgi equipment in the U.S. are limited to us and we anticipate earning revenue from the resale of Sasol-Lurgi equipment to parties that have licensed our technology;

•	Consulting services we expect to provide parties who license our technology and assistance with the transfer of knowledge; and
•	Operations related to joint ventures.

                We believe that we will maximize our earnings by constructing and operating our own plants in the U.S. and licensing our product internationally.  Over the near term, we expect the majority of the revenue we recognize will be related to licensing agreements and joint venture agreements.  We anticipate entering into licensing agreements, whereby we earn both license fees and royalty revenue, in geographic areas we are currently not evaluating.  We anticipate being required to defer any up-front payments received from licensing agreements and amortizing such payments based upon the terms and conditions of the licensing agreement.  As we estimate it will take at least three years for design, permitting and construction of larger plants, we do not anticipate recognizing revenue related to royalties in the near future.  We also anticipate entering into joint venture agreements as a mechanism to fund the construction of some of our future plants.  We would earn licensing fees and royalties from such joint ventures.  The recognition of licensing fees related to joint ventures would be subject to the same accounting treatment and similar timing as our licensing agreements.  We anticipate entering into licensing agreements and joint venture agreements until such time as we are sufficiently capitalized and can construct our own wholly owned plants.  We cannot provide an estimate as to when we would be sufficiently capitalized such that we would be solely focused on the construction and operation of wholly owned plants.

                We have granted certain rights and limited licenses for the use of certain K-Fuel technology.  The following is a summary of the significant parties and the rights:

•

Pursuant to the exchange transaction with Kennecott, they received indefinite licenses for up to three plants, with certain limitations on the location of the plants, each plant having a maximum annual capacity of three million tons.  Kennecott is obligated to pay certain royalty and license fees for these three plants, if constructed.

•

Certain investors, including a number of funds and accounts managed by Westcliff Capital Management LLC of which one of our directors, Richard Spencer, is the manager, obtained certain licensing rights when they entered into five separate transactions to purchase our common stock and warrants during the period March 28, 2002 through August 21, 2002.  The investors  have the right under certain conditions to develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects.  The rights granted to the investors also gave them the exclusive right to develop commercial projects in India for an indefinite period of time as long as certain conditions are met.  The investors are obligated to pay certain royalty and license fees for these plants, if constructed.

Expense Trends

                As we begin to operate our wholly owned and joint venture plants, we expect that our cost structure will change.  Currently, the majority of our costs are related to general and administrative efforts.  As the plants begin operations, we will incur additional expenses, the most significant of which are:

•	Feedstocks;
•	Payroll;
•	Utilities; and
•	Royalty costs, relating to fees we owe to parties who own certain rights that support our patents and proprietary technology.

                Costs such as feedstocks, payroll and utilities are variable costs that increase with the size and the location of the plant and the year in which they are incurred.  As a result, we cannot currently estimate what these costs will be until such time as a plant becomes operational.

                We owe royalty payments to three parties related to certain rights that support our patents and our proprietary technology.  The following is a summary of the parties and the rights.

•

The Estate of Edward Koppelman is entitled to 25% of worldwide licensing and royalty revenues up to a maximum of $75.2 million.  The royalties due the Koppelman estate may be subordinated until a 15% rate of return is achieved on the initial plant constructed.  Through December 31, 2004, we have incurred costs totaling $2.2 million, including $1.9 million paid in February 2005, pursuant to the $75.2 million cap reducing the amount remaining under the cap to $73 million.  The $1.9 million paid in February 2005 related to the Cook Inlet Coal licensing agreement described in Item 1 – Business – Other Development Activities in this report.  See further discussion of this royalty below.

The following details activity related to the  remaining Koppelman royalty and licenses cap (dollars in thousands):

Koppelman royalty and licensing cap	$75,222
Fees paid in prior years	(275)
Fee accrued in 2004, paid in 2005	(1,875)

Remaining balance under cap	$73,072

•

Fort Union Ltd. is entitled to 20% of North American royalty revenue until the earlier of cumulative royalties paid of $1.5 million or September 15, 2015.  Through December 31, 2004, we have not yet paid anything to Fort Union Ltd.

•

Ohio Valley Electric is entitled to 0.5% of royalty revenue generated using an older version of our K-Fuel technology.  While we believe that Ohio Valley Electric is not entitled to any royalty revenue generated based upon the current version of our technology, we can provide no assurance that they will not pursue options to compel us to pay them a royalty based upon the new technology.  There is no expiration date or cap associated with this royalty.  Through December 31, 2004, we have not yet paid anything to Ohio Valley Electric.

                In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of K-Fuel, that reduced the cap by $500,000 to $75.2 million and set the royalty percentage at 25% of our worldwide licensing and royalty revenue, as defined in the agreement.  In addition, Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology.  We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment.  The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses; and as a result, has been reflected in deferred royalty costs in our Consolidated Balance Sheets.  As we entered into a third party licensing agreement in December 2004, we will amortize this payment as license revenue generated from the Cook Inlet Coal agreement is recognized.  See further discussion below in Results of Operations regarding revenue recognition for and other aspects of the agreement.

                Mr. Theodore Venners, our Chairman and CEO, is entitled to 50% of net royalties to be paid to the Koppelman estate.  In December 2004, Mr. Venners entered into a waiver agreement with us under which he agreed to assign his right to payments that may become due to him from the estate in connection with a license arrangement with Cook Inlet Coal, in December 2004.  Pursuant to the waiver, Mr. Venners is obligated to remit any proceeds he may receive related to the Cook Inlet Coal license agreement to us.  As we do not have the right to offset the amount owed to the estate against the amount we expect to receive from the estate, we have accrued the entire amount due to the Koppelman estate in Accrued Liabilities in our Consolidated Balance Sheets.  In addition, we have recorded a receivable in Related Party Receivable in our Consolidated Balance Sheets representing the amount due back from the Koppelman estate.  In February 2005, we paid the entire $1.9 million amount due to the estate and the estate remitted Mr. Venners’ portion directly back to us.  Mr. Venners continues to negotiate a reduction, representing his portion, in the overall amounts due to the Koppelman estate or payment of his portion through the issuance of our common stock or other securities.  It is unclear if future negotiations will be successful in reducing our overall obligation to the estate or if the use of securities will act as a suitable currency for payment.

RESULTS OF OPERATIONS

                The following table summarizes our results of operations for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31			Increase/(Decrease)		Increase/(Decrease)

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002	2004 vs. 2003 (%)	2003 vs. 2002 (%)

	(Dollars in thousands, except per share amounts)
Operating revenues – contract and license revenue	$28	$72	$6	$(44)	$66	(61)	nm
General and administrative	8,933	7,492	5,576	1,441	1,916	19	34
Research and development, excluding depreciation and amortization	723	1,616	640	(893)	976	(55)	153
Depreciation and amortization	420	375	275	45	100	12	36
Asset impairment charges	1,313	107	—	1,206	107	nm	100

Total operating expenses	11,389	9,590	6,491	1,799	3,099	19	48

Operating loss	(11,361)	(9,518)	(6,485)	(1,843)	(3,033)	(19)	(47)
Total other income (expense)	806	(727)	(11,900)	1,533	11,173	nm	94

Loss from continuing operations	(10,555)	(10,245)	(18,385)	(310)	8,140	(3)	44
Net gain (loss) from discontinued operations	—	1,962	(5,066)	(1,962)	7,028	(100)	139

Net loss	(10,555)	(8,283)	(23,451)	(2,272)	15,168	(27)	65
Deemed dividend attributable to a warrant holder	—	—	(399)	—	399	—	100
Accretion of redeemable common stock	—	—	(16,137)	—	16,137	—	100

Net loss available to common stockholders	$(10,555)	$(8,283)	$(39,987)	$(2,272)	$31,704	(27)	79

Basic and diluted loss per share	$(0.18)	$(0.18)	$(1.14)	$—	$(0.96)	—	(84)

nm – not meaningful

Revenue

                For the years ended December 31, 2004, 2003 and 2002, our revenues are inconsequential to our business and are primarily related to revenue earned related to licensing fees and fees we charged to perform product testing of K-Fuel for third parties.

                On December 17, 2004, our wholly owned subsidiary, KFL, entered into a license agreement with Cook Inlet Coal under which KFL agreed to license to Cook Inlet Coal its proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal.  KFL was paid a non-refundable technology access fee of $7.5 million in December 2004.  Pursuant to Staff Accounting Bulletin, or SAB, Topic 13 “Revenue Recognition,” this fee was deferred and no revenue was recognized in 2004.  We will recognize revenue over the provision of specific deliverables as defined in the agreements.  At the end of the six-year period, if the construction of a facility has not yet begun, any remaining balance of the non-refundable fee will be recognized as revenue.

General and Administrative

                The following table summarizes our general and administrative costs for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31			Increase/(Decrease)		Increase/(Decrease)

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002	2004 vs. 2003(%)	2003 vs. 2002(%)

	(Dollars in thousands)
Professional fees	$5,315	$4,588	$2,720	$727	$1,868	16	69
Employee-related costs	2,247	1,692	2,042	555	(350)	33	(17)
Office expense	432	411	319	21	92	5	29
Insurance	321	252	184	69	68	27	37
Travel and entertainment costs	276	461	231	(185)	230	(40)	100
Other	342	88	80	254	8	nm	10

Total general and administrative	$8,933	$7,492	$5,576	$1,441	$1,916	19	34

                Professional fees includes legal, audit and accounting, public relations and similar costs.  Professional fees increased $727,000, or 16%, and $1.9 million, or 69%, in 2004 and 2003, respectively.  During 2004, we recognized a $521,000 negotiated reduction in previously accrued legal costs, primarily related to the defense of the derivative lawsuit filed on our behalf against Westcliff Capital Management, LLC, which was settled in January 2004.  As there was no such litigation in 2004 and due to the negotiated reduction there was an overall decline in legal fees of $1.1 million.  Offsetting this decline, we recognized $2.2 million of consulting fees that resulted in favorable legislation passed on October 22, 2004, the majority of which was non-cash expense for warrants and stock issued for such services.  For further discussion of the legislation, see Item 1 – Business - American Jobs Creation Act Tax Credits.  See Note 17 - Related Party for transactions for further discussion of these consulting fees in Item 8 of this report.  In 2003, we recognized expense related to the issuance of warrants to a consultant and legal fees.  We recognized $1.3 million of expense related to issuances of warrants to a consultant for services during 2003, based on the fair value of the warrants that vested during the year.  In addition, we incurred $1.1 million in legal fees primarily related to the derivative lawsuit, which was settled in January 2004.

                Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  Employee-related costs increased $555,000, or 33%, in 2004 and decreased $350,000 in 2003, or 17%.  Bonuses increased 50% in 2004 due to the increase in the number of employees and overall increase in amount paid.  We increased our number of employees by seven employees between December 31, 2003 and 2004.  We almost doubled the number of employees between December 31, 2003 and 2002.  The rise in personnel increased our employee-related costs in all periods.  In 2002, we incurred a one-time charge of $1.6 million related to the conversion of stock appreciation rights to stock options issued to certain employees.

                Office expense includes rent, office supplies, phone and utilities and publications and subscriptions.  Office expense increased $21,000, or 5%, in 2004 and  $92,000, or 29%, in 2003.  The increase in both years is due to increases in all aspects of office expense due to the expansion of our business and the increase in the number of employees.

                Insurance primarily includes costs related to our commercial and liability insurance and our directors and officers insurance.  Insurance increased $69,000, or 27%, in 2004 and 68,000, or 37% in 2003.  Our insurance costs increase as our business expands.  In addition, our commercial and liability insurance increased in 2004 due to our acquisition of Landrica and the start of construction of our plant.  See further discussion of our acquisition of Landrica in Item 1 – Business and Note 3 - Acquisitions in Item 8 of this report.

                Travel and entertainment costs are primarily comprised of airfare, lodging and meals.  Our travel and entertainment costs decreased $185,000, or 40%, in 2004 and increased $230,000, or 100%, in 2003.  The increase in 2003 was due to increased travel to improve our K-Fuel product.  A large portion of the travel in 2003 was international as we designed the improvement to our process by using the Sasol-Lurgi equipment.  As we have completed this investigation, established the commercial feasibility and begun construction on our plant, our travel has decreased.  In addition, some travel incurred in 2004 was capitalized to our 750,000-ton plant as it was directly related to this plant.

                Other general and administrative is comprised of expenses that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, repair and maintenance and board of director fees and expenses.  Other costs increased $254,000 and $8,000 in 2004 and 2003, respectively.  In November 2004, the Compensation Committee of the Board of Directors voted to extend the exercise period for vested options after the resignation of a director.  As a result of this extension we recorded $136,000 of non-cash expense.  Further, we experienced increases related to a rise in our business and franchise taxes due to the growth in our total assets and potential shares of common stock outstanding, assuming conversion of warrants, stock options and preferred stock.  In addition, we have experienced an increase in our board of director fees and expenses due to more meetings being held in 2004 than in prior years.

Research and Development

                The following table summarizes our research and development costs for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31			Increase/(Decrease)		Increase/(Decrease)

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002	2004 vs. 2003(%)	2003 vs. 2002(%)

	(Dollars in thousands)
Demonstration facility	$302	$321	$221	$(19)	$100	(6)	45
COGAS	166	—	—	166	—	100	—
Technical and engineering services	255	1,295	419	(1,040)	876	(80)	209

Total research and development	$723	$1,616	$640	$(893)	$976	(55)	153

                Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our demonstration facilities and professional fees.  Research and development costs decreased $893,000, or 55%, in 2004 and increased $976,000, or 153%, in 2003.

                On August 1, 2004 we acquired COGAS LLC, a Wyoming limited liability company.  Prior to acquisition, COGAS had no operations.  At this time, the primary operations of COGAS are related to research and development related to new clean fuel sources other than K-Fuel.

                Technical and engineering services are primarily comprised of costs related to consultants to assist us in the development of our technology and the commercial viability of our product.  Technical and engineering services decreased $1.0 million in 2004 and increased $876,000 in 2003.  A large portion of the technical and engineering services in 2003 was related to consulting services as we designed improvements to our process and incorporated the Sasol-Lurgi equipment.  As we have completed these improvements and begun construction on our 750,000-ton plant, our technical and engineering services have decreased.  In addition, some technical and engineering services incurred in 2004 were capitalized to our 750,000-ton plant as they were directly related to the design and construction of this plant.  The remaining costs in 2004 primarily relate to pre-commercial feasibility studies of larger K-fuel plants.

Depreciation and Amortization

                Depreciation and amortization is comprised of depreciation on our property and equipment and amortization related to our patents.  Depreciation and amortization expense increased $45,000, or 12%, and $100,000, or 36%, in 2004 and 2003 respectively.  Depreciation increased by $156,000 in 2004 due to depreciation expense related to new assets placed into service during 2004, Landrica assets included in our 2004 financial statements and a full year’s depreciation on assets placed into service in 2003.  Amortization decreased by $111,000 due to certain of our older patents becoming fully amortized and write-off of certain foreign patents.  Depreciation expense increased by $26,000 in 2003 due to assets placed into service during 2003 and 2002.  Amortization increased by $74,000 due to additions to our patents that became eligible for amortization in 2003.

Asset Impairment Charges

                Impairments in 2004 of $1.3 million primarily related to certain site-specific and plant size-specific costs incurred associated with evaluating three other locations for our 750,000-ton plant, including the Black Thunder, Coal Creek and Buckskin sites.  We chose the Fort Union site for our 750,000-ton plant, which resulted in impairments for previously capitalized costs at the other sites.  Impairments during 2003 totaled $107,000, relating primarily to scrap metal previously believed to be salable, which was deemed to have no expected future cash value as of December 31, 2003.  During the year ended December 31, 2004, we subsequently sold the scrap metal for a gain of $31,000, which is included in other income (expense) described below.

Other Income Expense

                The following table summarizes our total other income (expense) for the years ended December 31, 2004, 2003, 2002.

	Year Ended December 31			Increase/(Decrease)

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

	(Dollars in thousands)
Other income (expense), net	$235	$12	$(7,803)	$223	$7,815
Interest income (expense)	571	(530)	(4,096)	1,101	3,566
Equity in loss of unconsolidated affiliates	—	(209)	(1)	209	(208)

Total other income (expenses)	$806	$(727)	$(11,900)	$1,533	$11,173

                Other income (expense), net increased by $223,000 in 2004 due to proceeds related to the settlement of the derivative lawsuit as discussed above and scrap metal, which was previously impaired, being sold at a gain.  Other income (expense), net increased $7.8 million in 2003 primarily due to expenses recorded in 2002 as follows:   (i) $2.8 million due to the recognition of the warrant penalty incurred as part of our private equity investments; (ii) $10.6 million due to the recognition of expense relating to the grant of the warrants pursuant to the July 19, 2002 and August 21, 2002 private equity transactions, partially offset by (iii) $4.2 million in other income resulting from the revaluation of warrants at June 30, 2002 and again at August 30, 2002.

                Interest income (expense), net increased $1.1 million in 2004 due to a decline in interest expense of $748,000 due to the repayment of debt in 2003 and an increase in interest earned of $352,000 due to overall higher cash balances due to private placements of common stock during 2004.  The decline in interest expense, net of $3.6 million in 2003 is due to the repayment of outstanding debentures in 2003.

                Equity in loss of unconsolidated affiliates in 2003 was comprised of our share of KFL’s loss.  As we now consolidate KFL, there is no such loss in 2004.

Net Gain (Loss) on Discontinued Operations

                The net gain (loss) on discontinued operations is comprised of two pieces in 2003.  There was a gain on the disposal of discontinued operations of $3.4 million and a loss on discontinued operations of $1.4 million.  We recognized a gain on the disposal of Pegasus of $3.4 million, net of transaction costs of approximately $428,000.  The loss on discontinued operations was $1.4 million for 2003 and $5.1 million for 2002, a decline of $3.7 million, or 72%.  The decline primarily related to significant decreases in: (i) general and administrative expenses of approximately $1.3 million; (ii) depreciation and amortization of approximately $440,000; and (iii) other one-time expenses incurred in 2002 of approximately $1.5 million which were not incurred in 2003.

Deemed Dividend Attributable to a Warrant Holder

                During 2002, we recognized a one-time, non-cash charge of $399,000 to recognize expense relating to the reduction of the exercise price and extension of the term of an outstanding warrant.

Accretion of Redeemable Common Stock

                During 2002, we recognized a one-time, non-cash charge of $16.1 million to accrete redeemable common stock, pursuant to certain put options (later terminated), to their redemption value.

Deferred Tax Benefit

                We have not recorded a deferred tax benefit from net operating loss carryforwards, which approximate $72 million at December 31, 2004 since based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that our deferred tax assets may not be realized.  The primary evidence is our history of net operating losses.  As we begin to earn revenue during 2005, we will continue to evaluate our valuation allowance and at such time as there is sufficient evidence that we will utilize at least some portion of our deferred tax assets, we will reverse a related portion of our valuation allowance.

                Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code (“Section 382”).  Pursuant to Section 382, as a result of the change in control in 2003, we believe our annual limitation on the use of our NOLs is $11.3 million.  Transactions that may be consummated in order to obtain additional financing may result in ownership changes that are large enough to trigger larger Section 382 limitations.  In the event we achieve profitable operations and taxable income, any significant Section 382 limitation would have the effect of increasing our income tax liability and reducing available cash resources.

Liquidity and Capital Resources

                Our operations have required and will continue to require investment for research and development of our K-Fuel product, construction of our 750,000-ton plant near Gillette, Wyoming and construction of other large-scale commercial plants.  We expect to continue to incur operating losses for at least the next several years as we complete the construction of our 750,000-ton plant and undertake the design, construction and operation of other large-scale commercial plants.  Further, we do not expect to derive a significant amount of cash from operations until at least some plants are fully operational.   Historically, we have satisfied our cash requirements primarily through the sale of equity securities.

                At December 31, 2004, our working capital, the amount by which our current assets exceed our current liabilities, was approximately $73.6 million compared to $21.2 million at December 31, 2003 an increase of $52.4 million.  The increase in working capital of $52.4 million is primarily attributable to the $47.4 million (net of transaction costs) received from the issuance of stock during 2004 and $22.6 million of proceeds from the exercise of outstanding options and warrants.  Offsetting these sources of cash was $14.4 million spent on our 750,000-ton plant and certain site investigation costs written-off in 2004.  We anticipate spending an additional $32 million related to such plant in 2005, which represents substantially all of our capital expenditures.

                We believe our current cash level is sufficient to support our operations for the next year, complete our 750,000-ton plant, and start preliminary site investigation, permitting and similar long-lead-time activities related to other large-scale commercial plants.  During 2005, we anticipate adding personnel and other costs related to the expansion of our operations resulting in an estimated increase in cash expenditures of approximately $11 million or more.  We believe we will need to obtain additional funding in order to begin constructing other large-scale commercial plants.   We plan to seek additional capital from time to time as needed through:  (1) proceeds from the exercise of outstanding options and warrants; (2) potential debt and/or equity offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures, and (4) fees from additional licensing of our K-Fuel technology.  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.  See further discussion of anticipated sources of revenue above in “Revenue Trends.”

Payment obligations.

                The following table summarizes our future commitments, excluding repayments of debt, as of December 31, 2004:

	Payments due by period

	(Dollars in thousands)

	2005	2006	2007	2008	2009	Thereafter	Total

Operating leases	$174	$131	$69	$12	$—	$—	$386
Vehicle loan	10	10	10	10	3	—	43
Demand note payable	170	—	—	—	—	—	170
Purchase commitment obligations:
750,00-ton plant	3,469	—	—	—	—	—	3,469
Other contractual commitments	584	365	180	105	—	—	1,234

Total commitments	$4,407	$506	$259	$127	$3	$—	$5,302

                This table does not include accounts payable or accrued expenses, which are reported in our December 31, 2004 Consolidated Balance Sheets.  We also have not included the interest related to the $170,000 demand note payable.  We have included our non-cancelable purchase orders in the 750,000-ton plant commitments.

                We have excluded payments to be made to the Koppleman estate, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.  See further discussion of our obligation to pay royalties to the Koppelman estate above in “Expense Trends.”

                We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases.  Purchase commitments related to our 750,000-ton plant relate to outstanding, non-cancelable purchase orders, primarily for the fabrication of the process modules.  Our other contractual commitments includes agreements with consultants to advise us on proposed legislation and regulations and advocate our interests before the U.S. Congress and regulatory agencies that extend four of the currently active consulting agreements for periods of 12 to 43 months at an aggregate cost of $1.1 million.

Historical View

                While our Consolidated Balance Sheets and Statements of Operations were presented with specific line items for discontinued operations our Consolidated Statements of Cash Flows presentation did not change considerably from prior periods.  However, the following discussion primarily focuses on cash provided by or used in our continuing operations.

Cash Provided by (Used in) Operating Activities

                Cash provided by operating activities was $494,000 in 2004.   We used cash in our operations of  $6.9 million and $4.0 million in 2003 and 2002, respectively.  We had cash provided by operating activities in 2004, primarily due to a cash receipt of $7.5 million related to the license agreement we entered into in December 2004.  We received the up-front cash payment but are required to defer and amortize the underlying revenue in our financial statements.  See further discussion of the license agreement in Item 1 – Business – Other Development Activities.  Other fluctuations in our cash used in operations relate to our acquisition of Landrica.  As a part of our acquisition of Landrica, we were required to establish a restricted cash account to fund our asset retirement obligation.  See further discussion of our acquisition of Landrica see Item 1 – Business – Landrica Development Company.

                There was an increase of $2.9 million in cash used in operations during 2003 compared to 2002, despite experiencing a much smaller net loss of $8.3 million compared to $23.5 million in 2002.  The primary reason for this disparity was the non-cash charges, gain on disposal and significant changes in our working capital during 2002 and 2003.  During 2003 we disposed of our Pegasus operations and recognized a gain of $3.4 million, net of transaction costs.  Additionally, we recognized an increase of $1.1 million in common stock and warrants issued for services to $2.4 million in 2003.  An increase in accounts payable and accrued expenses of $2.0 million, an improvement in cash from operating activities, was partially offset by an increase in accounts receivable, unbilled revenue and deferred job costs of $1.4 million which had a net effect of an increase of $544,000 in our net cash position.

Cash Used in Investing Activities

                We used cash in investing activities of $14.7 million, $6.9 million and $5.5 million in 2004, 2003 and 2002, respectively.  The $8.1 million increase from 2003 to 2004 was due to an increase in spending related to the construction of our 750,000-ton plant and certain site related costs written-off in 2004.  In 2004, we spent $14.4 million and in 2003 we spent 6.3 million.  We also experienced certain cash receipts and uses in both 2003 and 2004, which virtually offset each other related to the exchange agreement with Kennecott and our acquisition of Landrica.  In 2003, we received $162,000 related to our acquisition of KFL and offsetting this receipt, we paid certain obligations totaling $362,000 resulting in a net usage of $200,000 related to the exchange agreement.  In 2004, we expended $523,000 related to our acquisition of Landrica and received cash payments related to our note receivable from Pegasus or $334,000, resulting in a $187,000 net cash usage related to the exchange agreement and Landrica.  See further discussion of the exchange agreement with Kennecott in Item 1 – Business – Discontinued Operations and for further discussion of our acquisition of Landrica see Item 1 – Business – Landrica Development Company.

                Cash used in investing activities increased by $1.4 million in 2003, compared to 2002.  This increase was primarily the result of $6.3 million spent on our 750,000-ton plant in 2003 compared to $5.2 million spent on business acquisitions during 2002.  The cash spent on the acquired business in 2002 related to the acquisition of a segment of Pavilion Technologies, Inc. by our discontinued Pegasus operations.

Cash Provided by Financing Activities

                We received cash from financing activities of $69.9 million, $34.4 million and $12.2 million during 2004, 2003 and 2002, respectively.  The majority of the $35.6 million increase in cash provided by financing activities in 2004 was due to an increase of $29.1 million increase in the net proceeds from the issuance of common stock and warrants from private placements.  In addition, there was an increase in the net amount of proceeds from the exercise of options and warrants of $8.1 million.  These increases where partially offset by proceeds from borrowings of discontinued operations of $2.3 million in 2003.  Additionally at the request of the holder of the $170,000 unsecured promissory note, included in our current portion of long-term debt in our consolidated balance sheet, payments including interest during 2004 and 2003 were deferred and the note became payable on demand as of December 31, 2004.  We intend to pay off the entire unsecured promissory note including interest in early 2005.

                Cash provided by financing activities increased to $34.4 million in 2003 from $12.2 million in 2002.  The increase of $22.1 million was primarily due to net proceeds of $18.3 million received from the issuance of common stock in two private placements in March 2003 and $14.5 million from the exercise of options and warrants into common stock during 2003.  In 2002, we raised approximately $19.6 million from the issuance of common stock and warrants; however, we made significant repayments on convertible debentures, purchased preferred stock and made payments on borrowings in the amounts of $3.4 million, $3.8 million and $1.0 million, respectively.  These payments significantly absorbed the amount of cash provided from financing activities in 2002.

                During the second quarter of 2004, we sold 245,400 shares of common stock to Arch Coal, Inc. for proceeds of approximately $2 million and incurred $5,000 in placement costs.  On November 24, 2004, we issued and sold 4,000,000 shares of our common stock at $12.00 per share in a private placement to a limited number of accredited investors.  The gross proceeds received from the financing were $48.0 million.  We paid a placement fee equal to 5% of the gross proceeds, incurred an additional $241,000 in placement costs.  As a result, we recorded an increase to our Additional Paid in Capital of $45.4 million in our December 31, 2004 Consolidated Balance Sheet.

                In two transactions in March 2003, we issued a total of 7.7 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 1.5 million shares of KFx common stock, which resulted in cash proceeds to us of $19.4 million.  The warrants have an exercise price of $2.75 per share, are subject to adjustment and are exercisable over a five-year period.  The warrants were recorded at their estimated fair value of $2.4 million.  The estimated fair value of all of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years a dividend yield of zero, expected volatility of 73% and 72% and a risk free interest rate of 2.6% and 3.1% related to 6.0 million shares and 1.7 million shares, respectively.  Through the effective date of the registration statement of May 5, 2003, $2.8 million of additional expense was recognized for the increase in fair value of the warrants.  This amount was recorded as additional paid in capital at the effective date of registration.

                During the period from March 28, 2002 through August 21, 2002, we entered into five separate transactions with certain investors whereby we issued 6.8 million shares at $2.50 per share and warrants for 14.4 million shares of our common stock.  Cash to us from these transactions was $16.9 million.  The warrants have an exercise price of $2.75 and expire in March through August 2010.

Critical Accounting Policies and Estimates

                We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations.  For a detailed discussion on the application of these and other significant accounting policies, see the notes to our Consolidated Financial Statements in Item 8 of this report.  These policies and estimates are considered “critical” because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates.  The preparation of our financial statements in this annual report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities.  Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term.  Set forth below is a summary of our most critical accounting policies.

Policies and Estimates Impacting our Current and Future Operations

                Revenue recognition accounts receivable and allowances.  We recognize revenue from K-Fuel licenses and royalties when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured.  Any up-front fees received related to licenses granted are deferred and recognized over the provision of specific deliverables as defined in the agreement.  As our history related to customer relationships is limited, we may be required to change the estimated period over which we amortize our revenue as more information becomes available.  Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence.  If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned.  If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.  We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (1) they require management to make assumptions about how long we will retain customers, for which we have limited history; (2) the assessment of whether bundled elements are separable can be subjective; and (3) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material.

                Plant under construction and property and equipment.  Our policy regarding accounting for our plant under construction and for potential future plants is significant because of the significant capital expenditures we expect to incur and certain judgments are required.  All costs that are directly related to the engineering, design, purchase, or fabrication of plant equipment, which are expected to be used in a commercial plant project, are capitalized.  Employee-related costs directly related to construction are also capitalized during the construction phase.  Any cost that is not directly related to specific equipment or development of a specific site is expensed.  All costs that are directly related and/or allocable to developing a specific plant site for a commercial plant project are capitalized and separately identified as belonging to that site.

                Useful lives of our long-lived assets.   Selecting the useful lives of long-lived assets to be depreciated or amortized requires a significant amount of judgment.  As construction of our 750,000-ton plant and other anticipated future plants are completed and they are placed into service, we expect our depreciation to increase significantly.  A significant portion of the costs to design and construct our plants relate to technology that has never been used for this application.  As a result, there is no history on which to base the economic life of the equipment and we will be required to make a number of assumptions and estimates in determining the life.

                Valuation of long-lived assets.  The valuation of our long-lived and intangible assets, including patents, is significant related to our results of operations and financial condition.  We must assess the realizable value of these assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

                Asset retirement obligations.   We are required to record the fair value of legally required removal costs and retirement obligations as a liability with an equivalent amount added to the asset cost and depreciated over an appropriate period.  Our reclamation liability was recorded at its fair value as determined by the DEQ, on the date of acquisition of Landrica and an equivalent amount was added to the asset cost.  Since we have elected to rely on the DEQ assessment of reclamation cost, no accretion to the liability has been recognized through December 31,2004.  Instead, adjustments to the liability will be made if, and when, the DEQ changes its assessment.  The asset is amortized over the useful life of the underlying assets.  We will begin to accrete the DEQ reclamation liability in 2005.

                Collections on note receivable.  Collections on the Pegasus note receivable is significant because there are a number of judgments that must be made regarding (1) our evaluation of the financial condition of Pegasus; (2) expected timing of payments from Pegasus; and (3) the determination of a reserve to reduce the receivable to its anticipated collectible amount, if needed.  Pegasus continues to make its scheduled monthly interest payments, however, their financial condition is deteriorating.  We regularly evaluate the collectibility of this receivable.  In the event sufficient evidence develops that indicates that Pegasus will not be able to meet some or all of its obligation, we will reserve for the appropriate amount of the receivable.  The portion of the note allocated to current portion represents our best estimate of the amount we anticipate collecting in the next year.

                Consolidation.   We are subject to Financial Accounting Standards Board, or FASB, Interpretation No. 46 “Consolidation of Variable Interest Entities,” or FIN 46.  FIN 46 contains rules regarding the consolidation of certain entities based upon criteria delineated in the interpretation.  The decision to consolidate pursuant to the criteria in FIN 46 requires significant judgments, estimates and assumptions related to future results of operations and cash flows, financing and capitalization and probability assignments related to potential outcomes.  Depending upon the structure, financing and capitalization, and other criteria of a joint venture, such joint venture may be required to be consolidated in our financial statements; even if we do not own a majority of the equity of the entity.  As a result, if we enter into joint venture agreements, we may be required to consolidate some of the entities and not consolidate others even though the operations of the joint venture are substantially the same.

Policies and Estimates Impacting our Past Operations

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

Recent Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 123R, “Share-Based Payment,” or SFAS 123R.  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  We will be required to apply SFAS 123R as of the interim reporting period beginning July 1, 2005.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We are still evaluating the impacts of adopting SFAS 123R upon our financial position and results of operations.  Based upon preliminary evaluations, we anticipate that adoption will result in significant non-cash expense due to the number of stock options outstanding.  However, we have not determined which method of recognition allowed under SFAS 123R we will apply.

                In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, or SFAS 153, which is effective for periods starting July 1, 2005.  Under SFAS 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices.  We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities.  Currently, we have no foreign operations.  To the extent that we establish significant foreign operations in the future, we will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate.  We are indirectly exposed to fluctuations in fuel commodity prices.  To the extent that competitive fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel production services.  However, K-Fuel provides various environmental benefits that management believes could significantly mitigate the fuel commodity risk associated with our business.  KFx holds no equity market securities, but is subject to equity market risk relative to its own equity securities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                Not Applicable

ITEM 9A.     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our CEO and our CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  Our assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria.

                Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

                There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KFx Inc.
Denver, Colorado

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that KFx Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Denver, Colorado
March 16, 2005

ITEM 9B.      OTHER INFORMATION

                Not Applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The required information for this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

                Our Board of Directors has adopted a Code of Ethics that applies to our directors, executives, officers and employees.  Our Code of Ethics can be found on our website, which is located at www.kfx.com.  We intend to make all required disclosures concerning any amendments to , or waivers from, our Code of Ethics on our website.  Any person may request a copy of the Code of Ethics, at no cost, by writing to us at the following address:  KFx Inc, 55 Madison Street, Suite 745, Denver, Colorado, 80206, attention Robert Hanfling.

ITEM 11.     EXECUTIVE COMPENSATION

                The required information for this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The required information for this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The required information for this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The required information for this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

The following consolidated financial statements of KFx, Inc. are filed as part of this report:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Changes in Stockholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6 – F-29

(2) List of Financial Statement Schedules

None

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Restated Certificate of Incorporation of the Company
3.2(2)	Certificate of Amendment to Certificate of Incorporation of the Company
3.3(5)	Second Amended and Restated Bylaws of the Company
4.1(5)	Sample Common Stock Certificate
4.2(9)	Indenture dated July 25, 1997 by and between the Company and Colorado National Bank
4.3(9)	Form of Warrant to Purchase Common Stock issued to Placement Agents in connection with issuance of 6% Convertible Debentures, due 2002
4.4(11)	Company Stock Purchase Warrant dated June 19, 1997 and Amendment No. 2 dated August 3, 1998 between the Company and Peter G. Martin
4.5(11)	Common Stock Purchase Warrant dated August 2, 1995 and Amendment No. 1 dated August 3, 1998 between the Company and Peter G. Martin
4.6(11)	Common Stock Purchase Warrant dated November 15, 1996 and Amendment No. 1 dated August 3, 1998 between the Company and Innovative Research Associates, Inc.
4.7(16)	Statement Respecting Rights of Series B Preferred Stock of Pegasus Technologies, Inc.
4.8(16)	Statement Respecting Rights of Series C Preferred Stock of Pegasus Technologies, Inc.
4.9(16)	Warrants to Purchase 1,000,000 Shares of KFx Inc. Common Stock issued to Evergreen Resources, Inc. as of February 9, 2001
4.10(16)	Registration Rights Agreement Between the Company and Evergreen Resources, Inc. dated February 9, 2001
4.11(16)	Warrants to Purchase 166,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of March 8, 2001
4.12(16)	Registration Rights Agreement Between the Company and William H. Walker dated March 8, 2001
4.13(16)	Warrants to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Theodore Venners as of March 8, 2001
4.14(16)	Registration Rights Agreement Between the Company and Theodore Venners dated March 8, 2001

4.15(16)	Warrants to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark S. Sexton as of April 10, 2001
4.16(16)	Registration Rights Agreement Between the Company and Mark S. Sexton dated April 10, 2001
4.17(16)	Warrants to Purchase 1,300,000 Share of KFx Inc. Common Stock issued to Landrica Development Company as of May 1, 2000
4.18(16)	Registration Rights Agreement Between the Company and Landrica Development Company dated May 1, 2000
4.19(17)	Warrant to Purchase 14,888 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of May 21, 2001
4.20(17)	Registration Rights Agreement Between the Company and Stanley G. Tate dated May 21, 2001
4.21(17)	Warrant to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark Sexton as of May 25, 2001
4.22(17)	Registration Rights Agreement Between the Company and Mark Sexton dated May 25, 2001
4.23(18)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001
4.24(18)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001
4.25(18)	Warrant to Purchase 200,000 Shares of KFx Inc. Common Stock issued to Cinergy Services, Inc. dated July 24, 2001
4.26(18)	Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to H.M.R., L.P. dated July 28, 2001
4.27(21)	Warrant to Purchase 133,333 Shares of KFx Inc. Common Stock issued to Dr. James R. Schlesinger as of November 29, 2001
4.28(21)	Registration Rights Agreement Between the Company and Dr. James R. Schlesinger dated November 29, 2001
4.29(21)	Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of November 29, 2001
4.30(21)	Registration Rights Agreement Between the Company and William H. Walker dated November 29, 2001
4.31(21)	Warrant to Purchase 181,553 Shares of KFx Inc. Common Stock issued to U.S. Global LLC as of November 29, 2001
4.32(21)	Registration Rights Agreement Between the Company and U.S. Global LLC dated November 29, 2001
4.33(21)	Warrant to Purchase 51,779 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of November 29, 2001
4.34(21)	Registration Rights Agreement Between the Company and Stanley G. Tate dated November 29, 2001
4.35(21)	Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Lori G. Venners as of November 29, 2001
4.36(21)	Registration Rights Agreement Between the Company and Lori G. Venners dated November 29, 2001
4.37(22)	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Frank Cilluffo dated January 10, 2002
4.38(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to Paul Archinard dated February 12, 2002
4.39(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to William A. Boyd dated February 15, 2002
4.40(22)	Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to Daniel Marino dated February 12, 2002
4.41(22)	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to Mariella Marquezd dated February 15, 2002
10.1(1)	Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development Company, and the Koppelman Group dated December 29, 1992
10.2(1)	Assignment of U.S. Patents by K-Fuel Limited Partnership to the Company dated July 23, 1993
10.3(1)	Assignment of U.S. Trademark Registration by K-Fuel Limited Partnership to the Company dated July 23, 1993
10.4(1)	Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group
10.5(1)	Agreement dated December 19, 1991 among K-Fuel Partnership, Edward Koppelman, K-Fuel Limited Partnership and KSA Inc.

10.6(1)	Restricted Stock Plan for Directors and Selected Officers dated December 16, 1993
10.7(4)	Restricted Stock Plan for Selected Independent Contractors dated February 16, 1994
10.8(1)	Stock Option Plan dated December 16, 1993
10.9(1)	Settlement Agreement dated December 14, 1992
10.10(1)	Stock Exchange Agreement Dated December 14, 1992
10.11(1)	Stipulation and Agreement dated February 28, 1994 between Energy Brothers Technology, Inc., State of Wyoming, the Company, Theodore Venners, Edward Koppelman and Energy Brothers Holding, Inc.
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

10.27(12)	1999 Stock Incentive Plan
10.28(13)**	First Amended Limited Liability Company Agreement of K-Fuel, L.L.C. dated June 29, 1999
10.29(15)	Exchange Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.
10.30(15)	Transfer Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc.
10.31(14)**	Common Stock and Series A Preferred Stock Purchase Agreement among Pegasus Technologies, Inc., KFx Inc. and Kennecott Energy Company dated March 3, 2000
10.32(14)	Pegasus Technologies, Inc. Stockholders and Voting Agreement dated March 3, 2000
10.33(14)	Marketing Services Agreement dated March 3, 2000 among Pegasus Technologies, Inc., Net Power Solutions, LLC, K-Fuel LLC, KFx Inc. and Kennecott Energy Company
10.34(16)	1996 Stock Option and Incentive Plan of KFx Inc.
10.35(18)	Common Stock and Warrant Purchase Agreement between the Company and Bayou Fund, LLC dated July 16, 2001
10.36(18)	Registration Rights Agreement Between the Company and Bayou Fund, LLC dated July 16, 2001
10.37(18)	Addendum to Blanket Contract, No. 142072, dated May 1, 2001, Project — Cinergy NOx Compliance Plan, Addendum dated July 24, 2001

10.38(19)**	Asset Purchase and License Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc., Pegasus Technologies, Inc. and KFx Inc.
10.39(19)	Assignment and Assumption Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc. and Pegasus Technologies, Inc.
10.40(19)	Guaranty Agreement, dated July 31, 2001, by KFx Inc.
10.41(20)	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002
10.42(23)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002
10.43(24)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002
10.44(25)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002
10.45(26)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002
10.46(27)	Common Stock and Warrant Purchase Agreement between KFx Inc. and U.S. Global Capital Inc. dated August 21, 2002
10.47(28)	Annex B to Schedule 6.5(iv) (b) to the First Amended Limited Liability Agreement of K-Fuel, L.L.C.
10.48(28)**	Schedule 10.1 (ii) (B) to the First Amended Limited Liability Agreement of K-Fuel, L.L.C.
10.49(29)	Waiver of Penalty Warrants dated September 25, 2002
10.50(30)	Common Stock and Warrant Purchase Agreement between KFx Inc. and Rocky Robinson dated September 30, 2002
10.51(30)	Promissory Noted dated September 30, 2002
10.52(31)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 4, 2003
10.53(33)	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 28, 2003
10.54(34)	Settlement and Release of All Claims between KFx Inc. and Landrica Development Company dated June 5, 2003
10.55(35)	Equity Exchange Agreement among Pegasus Technologies, Inc., K-Fuel LLC, KFx Inc., Kennecott Energy Company and Kennecott Alternative Fuels Inc. dated November 7, 2003
10.56(35)	Debt Modification Agreement between KFx Inc., Pegasus Technologies, Inc. and Kennecott Energy Company dated November 7, 2003
10.57(36)	Form of Purchase Agreement dated November 19, 2004 between KFx Inc. and Purchasers
10.58(37)	KFx Inc. 2004 Equity Incentive Plan
10.59(37)	KFx Inc. 2004 Equity Incentive Plan Stock Option Agreement
10.60*	Waiver Agreement dated December 17, 2004 between KFx Inc. and Theodore Venners
14(38)	Code of Ethics of the Company
16.1(32)	Representation letter from PricewaterhouseCoopers LLP
21.1*	Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Certain portions of this Exhibit were omitted based upon a request for confidential treatment. The omitted portions were separately filed with the Securities and Exchange Commission.
(1)	Document previously filed with the U.S. Securities and Exchange Commission on March 1, 1994 as an exhibit to the Company’s Form 10-SB and incorporated herein by reference.
(2)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Current Report on Form 8-K dated August 22, 1997 and incorporated herein by reference.
(3)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Registration Statement on Form SB-2 (File No. 33-97418) and incorporated herein by reference.
(4)	Document previously filed with the U.S. Securities and Exchange Commission with the Company’s Registration Statement on Form SB-2 (File No. 33-90128) and incorporated herein by reference.
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

(23)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 30, 2002 and incorporated here in by reference.
(24)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated April 2, 2002 and incorporated here in by reference.
(25)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated July 24, 2002 and incorporated here in by reference.
(26)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated August 28, 2002 and incorporated here in by reference.
(27)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated September 17, 2002 and incorporated here in by reference.
(28)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated June 18, 2002 and incorporated here in by reference.
(29)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated September 27, 2002 and incorporated here in by reference.
(30)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated October 4, 2002 and incorporated here in by reference.

(31)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated March 11, 2003 and incorporated here in by reference.
(32)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated February 6, 2003 and incorporated here in by reference.
(33)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated April 17, 2003 and incorporated here in by reference.
(34)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated June 6, 2003 and incorporated here in by reference.
(35)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated December 11, 2003 and incorporated here in by reference.
(36)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated November 24, 2004 and incorporated herein by reference.
(37)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated December 16, 2004 and incorporated herein by reference.
(38)	Document previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 15, 2004.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: March 16, 2005	By:	/s/ THEODORE VENNERS

Theodore Venners Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

                KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mathew V. Elledge as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2005	/s/ THEODORE VENNERS

Theodore Venners, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2005	/s/ ROBERT I. HANFLING

Robert I. Hanfling, President and Chief Operating Officer

Date: March 16, 2005	/s/ MATTHEW V. ELLEDGE

Vice President and Chief Financial Officer/ (Principal Financial and Accounting Officer)

Date: March 16, 2005	/s/ STANFORD M. ADELSTEIN

Stanford M. Adelstein, Director

Date: March 16, 2005	/s/ MANUEL H. JOHNSON

Manuel H. Johnson, Director

Date: March 16, 2005	/s/ ROBERT S. KAPLAN

Robert S. Kaplan, Director

Date: March 16, 2005	/s/ JOHN V. LOVOI

John V. Lovoi, Director

Date: March 16, 2005	/s/ JACK C. PESTER

Jack C. Pester, Director

Date: March 16, 2005	/s/ JAMES S. PIGNATELLI

James S. Pignatelli, Director

Date: March 16, 2005	/s/ W. GRADY ROSIER

W. Grady Rosier, Director

Date: March 16, 2005	/s/JAMES R. SCHLESINGER

James R. Schlesinger, Director

Date: March 16, 2005	/s/ RICHARD S. SPENCER III

Richard S. Spencer III, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KFx Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of KFx Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KFx Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 16, 2005

KFX INC
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars and shares in thousands)

Assets
Current assets:
Cash and cash equivalents	$79,381	$23,701
Receivable from related party	750	—
Current portion of note receivable	334	992
Prepaid expenses	167	104
Other current assets	44	257

Total current assets	80,676	25,054
Restricted cash	3,400	—
Plant construction in progress	20,094	6,315
Property and equipment, net of accumulated depreciation	3,427	334
Patents, net of accumulated amortization	1,229	1,266
Note receivable, less current portion	1,810	1,486
Deferred royalty cost, less current portion	1,633	512
Other assets	35	37

Total assets	$112,304	$35,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,657	$3,084
Accrued liabilities	4,217	577
Deferred revenue	19	19
Current maturity of long-term debt	180	170

Total current liabilities	7,073	3,850
Deferred revenue, less current portion	7,538	56
Reclamation obligation	3,400	—
Long-term debt, less current portion	33	—

Total liabilities	18,044	3,906

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.001 par value, 20 million shares authorized; none issued	—	—
Common stock, $.001 par value, 120 million shares authorized; 64,837 and 52,952 shares issued and outstanding, respectively	65	53
Additional paid-in capital	222,752	149,047
Accumulated deficit	(128,557)	(118,002)

Total stockholders’ equity	94,260	31,098

Total liabilities and stockholders’ equity	$112,304	$35,004

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31

	2004	2003	2002

	(Dollars and shares in thousands, except per share mounts)

Operating revenues:
Contract and license revenue	$28	$72	$6

Operating expenses:
General and administrative	8,933	7,492	5,576
Research and development, excluding depreciation and amortization	723	1,616	640
Depreciation and amortization	420	375	275
Asset impairment charges	1,313	107	—

Total operating expenses	11,389	9,590	6,491

Operating loss	(11,361)	(9,518)	(6,485)

Other income (expense):
Other income (expense), net	235	12	(7,803)
Interest income (expense), net	571	(530)	(4,096)
Equity in loss of unconsolidated affiliates	—	(209)	(1)

Total other income (expense)	806	(727)	(11,900)

Loss from continuing operations	(10,555)	(10,245)	(18,385)

Loss from discontinued operations	—	(1,415)	(5,066)
Gain on disposal of discontinued operations	—	3,377	—

Net gain (loss) from discontinued operations	—	1,962	(5,066)

Net loss	(10,555)	(8,283)	(23,451)

Deemed dividend attributable to warrant holder	—	—	(399)
Accretion of redeemable common stock	—	—	(16,137)

Net loss available to common stockholders	$(10,555)	$(8,283)	$(39,987)

Basic and diluted net loss per common share
Loss from continuing operations	$(0.18)	$(0.22)	$(0.52)
Net gain (loss) from discontinued operations	—	0.04	(0.15)
Deemed dividend attributable to warrant holder and accretion of redeemable common stock	—	—	(0.47)

Basic and diluted loss per share	$(0.18)	$(0.18)	$(1.14)

Weighted-average common shares outstanding	57,928	46,569	35,088

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional

	Shares	Amounts	Paid-in Capital	Note Receivable	Accumulated Deficit	Total

	(Dollars and shares in thousands)

Balance at December 31, 2001	28,956	$29	$72,137	$—	$(86,268)	$(14,102)
Common stock issued for converted debentures	1,563	2	4,950	—	—	4,952
Issuance of warrants	—	—	25,855	—	—	25,855
Common stock issued for services	387	—	976	—	—	976
Common stock and warrants issued in private placement transactions	1,160	1	2,899	—	—	2,900
Accretion of redeemable common stock to redemption value	—	—	(16,137)	—	—	(16,137)
Beneficial conversion charge on convertible debentures	—	—	802	—	—	802
Reclassification of redeemable common stock to equity	6,901	7	18,206	—	—	18,213
Stock appreciation rights	—	—	1,822	—	—	1,822
Issuance of note receivable for services	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(23,451)	(23,451)

Balance at December 31, 2002	38,967	$39	$111,510	$(95)	$(109,719)	1,735

Common stock and warrants issued for services	339	—	2,398	—	—	2,398
Common stock and warrants issued in a private placement	7,745	8	18,276	—	—	18,284
Common stock issued on exercise of options and warrants	5,480	5	14,467	—	—	14,472
Stock returned	(450)	—	—	—	—	—
Stock appreciation rights	—	—	2	—	—	2
Issuance of stock for note receivable	871	1	2,394	—	—	2,395
Payment of note receivable for services	—	—	—	95	—	95
Net loss	—	—	—	—	(8,283)	(8,283)

Balance at December 31, 2003	52,952	53	149,047	—	(118,002)	31,098

Common stock issued on exercise of options and warrants	7,649	8	22,566	—	—	22,574
Sale of common stock	4,245	4	47,351	—	—	47,355
Common stock and warrants issued for services	16	—	3,631	—	—	3,631
Compensation expense directors, employees and other	(25)	—	157	—	—	157
Net loss	—	—	—	—	(10,555)	(10,555)

Balance at December 31, 2004	64,837	$65	$222,752	$—	$(128,557)	$94,260

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31

	2004	2003	2002

	(Dollars in thousands)

Operating activities:
Net lost	$(10,555)	$(8,283)	$(23,451)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock warrants and options issued for services and compensation and other	3,788	2,398	1,348
Depreciation and amortization	420	889	1,495
Asset impairment loss	1,313	207	—
Gain from disposal of discontinued operations	—	(3,377)	—
Equity in loss of unconsolidated affiliates	—	209	1
Settlement of note receivable warrants	—	95	—
Amortization of debt discount and accretion of maturity premium	—	66	3,875
Stock appreciation rights	—	2	1,822
Minority Interest Preferred Dividend	—	—	221
Warrants issued with redeemable common stock	—	—	9,141
Other	(35)	—	19
Changes in operating assets and liabilities:
Accounts receivable, unbilled revenue and deferred job costs	—	(1,410)	(45)
Prepaids and other assets	(1,732)	262	(33)
Restricted cash	(3,400)	—	—
Deferred revenue	7,481	(42)	1,729
Accounts payable and accrued expenses	3,214	2,043	(115)

Cash provided by (used in) operating activities	494	(6,941)	(3,993)

Investing activities:
Purchases of plant construction in progress	(14,422)	(6,315)	—
Purchase of property and equipment	(44)	(352)	(142)
Net cash acquire in (paid for) acquisition, net of cash received	(523)	162	—
Collections on notes receivable	334	—	—
Patent acquisition and pending patent applications	(82)	(81)	(94)
Cash paid on obligation for business acquisition	—	(362)	(5,205)
Investments in equity and cost basis investees	—	—	(59)

Cash used in investing activities	(14,737)	(6,948)	(5,500)

Financing Activities:
Proceeds from exercise of options and warrants, net	22,574	14,472	—
Issuance of preferred stock in discontinued operations	—	—	1,000
Issuance of common stock and warrants from private placement, net	47,355	18,284	19,621
Proceeds from borrowings of discontinued operations	—	2,290	—
Payments on notes payable	(6)	(695)	(161)
Repayment of convertible debentures	—	—	(3,371)
Repurchase of preferred stock in discontinued operations	—	—	(3,846)
Repayment of convertible long-term borrowing	—	—	(1,012)

Cash provided by financing activities	69,923	34,351	12,231

Increase in cash and cash equivalents	55,680	20,462	2,738
Cash and cash equivalents, beginning of period	23,701	2,758	376

Cash and cash equivalents, end of period	79,381	23,220	3,114
Cash provided by (used in) discontinued operations	—	481	(356)

Cash and cash equivalents of continuing operations	79,381	23,701	2,758

The accompanying notes are an integral part of these consolidated financial statements.

KFX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002

                Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel™and K-Fuel Plus™refer to our patented process and technology.

NOTE 1. NATURE OF OPERATIONS

                KFx is a “clean coal ” company with a patented process and technology, which we refer to as K-Fuel technology, that uses heat and pressure to physically and chemically transform coal with a lower heat value, as measured by British Thermal Units into coal with a higher heat value, while at the same time removing significant amounts of certain impurities.  Our technology adds value for coal producers and the electric power generation industry by significantly improving the quality of lower-grade coal and facilitating its compliance with certain air emission standards.

                We incorporated under the laws of the state of Delaware in 1988.  Our financial statements include all of our wholly owned subsidiaries, including Landrica Development Company, which was acquired in May 2004.  See further discussion of the Landrica acquisition in Note 3 - Acquisitions - Landrica Development Company.  During 2003, as a part of an exchange transaction with Kennecott Energy Company, we transferred our ownership of Pegasus Technologies, Inc., to Kennecott for its remaining interest in K-Fuel LLC, or KFL, that we did not own.  As a result of this exchange, we accounted for Pegasus as a discontinued operation and have accordingly removed its effects from our results of operations for 2003 and 2002.  Additionally, KFL is now a wholly owned subsidiary.  See further discussion in Note 3 – Acquisitions – Investment in K-Fuel LLC and Note 13 – Discontinued Pegasus Operations.

                Our operations have required and will continue to require investment for research and development of our K-Fuel product, construction of our 750,000-tons per year K-Fuel plant near Gillette, Wyoming, or 750,000-ton plant, and construction of other large-scale commercial plants.  We expect to continue to incur operating losses for at least the next several years as we complete the construction of our 750,000-ton plant and undertake the design, construction and operation of other large-scale commercial plants.  Further, we do not expect to derive a significant amount of cash from operations until at least some plants are fully operational.  Historically, we have satisfied our cash requirements primarily through the sale of equity securities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Consolidation Policy.  The accompanying consolidated financial statements include the accounts of KFx and our wholly owned subsidiaries.  All intercompany amounts and transactions have been eliminated.

                 On May 21, 2004, we acquired all of the outstanding stock of Landrica from Wyodak Resources Development Corporation for cash of $523,000 and assumption of a reclamation liability of $2.7 million.  The results of Landrica have been included in the consolidated financial statements from the date of acquisition.  See Note 3 - Acquisitions - Landrica Development Company for further discussion.

                In November 2003, we completed an exchange transaction whereby we disposed of our interest in Pegasus and acquired the remaining interest in KFL.  A detailed description of the equity exchange transaction involving Pegasus and KFL is provided in Note 13 - Discontinued Pegasus Operations and Note 3 – Acquisitions – Investment in K-Fuel LLC.  Prior to November 26, 2003, the operations of KFL were accounted for as an equity investment since our 49% partner, Kennecott, had certain participative rights.  Beginning November 26, 2003, the operations of KFL are consolidated.

                Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as depreciation, amortization, asset valuations, allowance for bad debts, taxes, internal labor capitalization rates, recoverability of assets, impairments, customer retention, reserves and other provisions are reasonable, based upon information available at the time they are made.  Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

                Reclassifications.  Certain prior year balances have been reclassified to conform to the current year presentation.

                Cash and cash equivalents.  Cash and cash equivalents consist of highly liquid investments that consist primarily of taxable, short-term money market instruments and overnight deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase.  We utilize and invest with financial institutions that are sound and of high credit quality.  Our investments are in low-risk instruments and we limit our credit exposure in any one institution or type of investment instrument based upon criteria including credit worthiness.

                Restricted cash.  We have restricted cash set aside in a joint custody account for the benefit of the Wyoming Department of Environmental Quality, or DEQ.  This cash serves as collateral pledged toward our reclamation liability assessed by the DEQ, primarily on the non-operating mine assets owned by Landrica.  The obligation has increased due to development activities undertaken at the site, primarily the construction of our 750,000-ton plant.  Until the asset retirement obligation is relieved, this cash will remain restricted.  Furthermore, if and when the asset retirement obligation assessment increases or decreases, we may be required to pledge additional cash collateral or may be allowed to un-restrict this cash as the case may be.

                Plant construction in progress and property, plant and equipment

                Plant construction in progress.   All costs that are directly related to the engineering, design, purchase or fabrication of K-Fuelplant equipment and which are expected to be used in a commercial K-Fuel plant project are capitalized.  All costs that are directly related to/or allocable to developing a specific K-Fuel plant site for a commercial plant project are capitalized and separately identified as belonging to that site.  Employee-related costs directly related to construction are also capitalized during the construction phase.  If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected the capitalized costs are evaluated for impairment.  Any cost that is not directly related to specific equipment or development of a specific site is expensed.  We begin depreciation on plant assets once the assets are placed into service.  Accordingly, no depreciation has been recognized on the 750,000-ton plant assets to date.

                Other property, plant, and equipment.  Other property, plant, and equipment consists of buildings, furniture and fixtures, computers, vehicles, leasehold improvements, coal handling, water treatment, injection wells, land and asset retirement costs.  Expenditures that extend the useful lives of assets are capitalized.  Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives for other property and equipment.

                Asset retirement cost and obligation.  In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 143, “Accounting for Asset Retirement Obligations” (or SFAS 143).  SFAS 143 provides guidance for accounting and disclosure requirements for retirement obligations associated with long-lived assets.  SFAS 143 requires that the fair value of the retirement obligation be recorded as a liability with an equivalent amount added to the asset cost and depreciated over an appropriate period.  The liability is then accreted over time by applying an interest method of allocation to the liability.  We expect to begin accreting in 2005.

                As part of our acquisition of Landrica, we agreed to assume the reclamation liability associated with the non-operating coal mine assets owned by Landrica.  The fair value of this liability was determined by the DEQ.  This reclamation liability was recorded at its fair value as determined by the DEQ on the date of acquisition and an equivalent amount was added to the asset cost.  Beginning in 2005, we will accrete the liability related to the acquisition.  Other adjustments to the liability will be made if, and when, the DEQ changes its assessment.  The asset is amortized over the useful life of the underlying assets.  In November 2004, we filed various permits and broke ground on the 750,000-ton plant, and as a result, the DEQ assessed a reclamation liability related to the 750,000-ton plant and other anticipated construction on the site.  This additional layer of reclamation liability is included in Plant Under Construction in our Consolidated Balance Sheets.

                Patents.  All costs incurred to the point when a patent application is to be filed are expensed as incurred; costs, generally legal costs, thereafter are capitalized.  The costs of defending and maintaining patents are expensed as incurred.  Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

                Long-lived assets.   We evaluate long-lived assets based on estimated future undiscounted net cash flows whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable.  If that evaluation indicates that impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable.  In addition, we capitalized certain costs related to investigating potential sites for future facilities.  We evaluate the status of these potential sites on a quarterly basis and if any site has been abandoned or we anticipate that it will be abandoned, we write-off all associated costs.

                As of December 31, 2002, management retained an independent appraisal firm to perform an analysis under SFAS No. 142, “Goodwill and Other Intangible Assets” of the goodwill that resulted from our acquisitions of Pegasus and the Power Optimization Segment of Pavilion Technologies, Inc.  The goodwill impairment analysis was completed by comparing the fair value of the Pegasus reporting unit to its book value, including goodwill, and the goodwill was deemed to not be impaired.  The goodwill related to the acquisition of Pegasus was disposed of as of December 31, 2003 as part of the exchange transaction more fully described in Note 13 – Discontinued Pegasus Operations.

                Deferred financing costs.   KFx capitalized issuance costs related to the convertible debentures.  These costs were amortized over the life of the debentures using the straight-line method, the results of which were not materially different than using the effective interest method.  At December 31, 2003 all debt issuance costs had been amortized.  See Note 9 – Convertible Debentures for further discussion of the debentures.

                Fair value of financial instruments.   The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.

                Revenue.  We recognize revenue from K-Fuel licenses and royalties when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.  Any up-front fees received related to licenses granted are deferred and recognized over the provision of specific deliverables as defined in the agreement.  As our history related to customer relationships is limited, we may be required to change the estimated period over which we amortize our revenue as more information becomes available.  Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence.  If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned.  If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.  KFx recognizes revenue related to research and development contracts as the services are performed under third party contracts.  This revenue is comprised of multiple contracts and these contracts are entered into intermittently.

                Pegasus software license and services revenue.   Prior to the disposition of Pegasus, more fully discussed in Note 13 – Discontinued Pegasus Operations, we recognized revenue in the operations of Pegasus in accordance with the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of Statement of Position 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”  Pegasus derived revenues from license fees, for their NeuSIGHT®and Perfecter®software, and services, including installation, implementation, maintenance and training, under the terms of both fixed-price and time-and-materials contracts.  Revenues were not recognized until persuasive evidence of an arrangement existed, either by way of a signed contract or signed purchase order, collectibility was reasonably assured, delivery had occurred or services had been rendered and the price was fixed or determinable.

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

                Research and Development.  Costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies are considered research and development costs until such time as the modification or new technology is ready for protection through patent and are expensed when incurred.  These costs are primarily comprised of costs associated with the operation of our laboratory and pilot plants and operations of one of our subsidiaries, including salaries and wages, supplies, repair and maintenance, general office expenses and professional fees.  Once patents are applied for, certain of these costs are capitalized as a cost of obtaining the patents.  Further as construction of a commercial property has commenced, certain of these costs are capitalized as a part of the plant.

                Loss from discontinued operations.   Prior to its disposal in November 2003, Pegasus was reported and accounted for as an operating segment.  For purposes of the Consolidated Statement of Operations, the loss from operating Pegasus has been aggregated into a single line called “Loss from discontinued operations.”  We made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of this asset were eliminated from our on-going operations and (b) we do not expect to have any significant continuing involvement in the operations of Pegasus in the future.

                Stock-based compensation.   We periodically grant qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under five stock option plans, as well as outside the plans.  Stock options granted to employees and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant.  Stock options and other equity instruments granted to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.  See Note 11 – Stock Option Plans for further discussion of our stock option plans.

                Had compensation expense for our stock options granted to employees been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, our pro forma net loss and net loss per share would have been reported as follows:

	Year Ended December 31

	2004	2003	2002

	(Dollars in thousands, except per share amounts)
Net loss available to common stockholders, as reported	$(10,555)	$(8,283)	$(39,987)
Add: Stock-option-based employee compensation expense included in reported net loss	229	—	—
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards	$(2,781)	$(1,319)	$(559)

Pro forma net loss available to common stockholders	$(13,107)	$(9,602)	$(40,546)

Basic and diluted net loss per share, as reported	$(0.18)	$(0.18)	$(1.14)
Pro forma basic and diluted net loss per share	$(0.23)	$(0.21)	$(1.16)

                For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Year Ended December 31

	2004	2003	2002

Weighted-average:
Risk free interest rate	4.08%	3.48%	3.20%
Expected option life (years)	7.0	6.1	3.9
Expected volatility	70%	69%	78%
Expected dividends	None	None	None

                The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued is not known and assumptions used to determine fair value vary significantly.  See Note 11 – Stock Option Plans for further discussion of our plans.

                Income taxes.   Income tax expense is the amount of income taxes expected to be payable for the current year.  A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon an assessment of both negative and positive evidence, in future tax returns.  Tax rate changes are reflected in our results of operations in the period such changes are enacted.

                Net loss per common share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares actually outstanding, except for instances in which there is a net loss.  Our incremental potential common shares outstanding at December 31, 2004, 2003 and 2002 are 19.3 million, 23.4 million and 26.5 million, respectively and are comprised of stock options outstanding as described in Note 11 – Stock Option Plans and warrants to purchase our common stock as described in Note 12 - Warrants.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

                Comprehensive income.  SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in financial statements.  Comprehensive income includes all changes in equity during a period from non-owner sources.  During each of the three years ended December 31, 2004, we had no transactions that were required to be reported as adjustments to determine comprehensive income.

                Segments.  Currently, we operate our business in one segment.  This segment primarily contains our corporate operations; our research and development activities; and the construction of our 750,000-ton plant.  The majority of the assets associated with this segment are those related to our patents, the demonstration facility and the construction costs and equipment of the 750,000-ton plant.  We currently manage our business in one segment as our operations are focused on developing the technology and the commercial viability of our product.  As a result, our results of operations are evaluated and allocations of capital resources are based upon the operations of one segment.

                Recent Accounting Pronouncements.

                In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 123R, “Share-Based Payment,” or SFAS 123R.  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  We will be required to apply SFAS 123R as of the interim reporting period beginning July 1, 2005.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We are still evaluating the impacts of adopting SFAS 123R upon our financial position and results of operations.  Based upon preliminary evaluations, we anticipate that adoption will result in significant non-cash expense due to the number of unvested stock options outstanding.

                In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” or SFAS 153, which is effective for starting July 1, 2005.  Under SFAS 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

NOTE 3 ACQUISITIONS

Landrica Development Company

                On May 21, 2004, we acquired all of the outstanding stock of Landrica from Wyodak Development Corporation, or Wyodak for cash of $523,000 and assumption of a reclamation liability of $2.7 million.  The results of Landrica have been included in the consolidated financial statements from the date of acquisition.  Landrica owns a non-operating coalmine and related assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.

                The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available.  Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (dollars in thousands):

Current assets	$42
Property, plant and equipment	500
Asset retirement cost	2,729

Total assets acquired	3,271

Current liabilities	19
Reclamation liability	2,729

Total liabilities assumed	2,748

Purchase price	$523

                 Since Landrica was not operating the mine during 2004, 2003 or 2002 the operating results, including revenue and net income are insignificant.  Therefore, pro-forma results as if the acquisition had occurred at the beginning of the respective period are not presented.

                As part of the purchase agreement we agreed to assume the reclamation liability associated with the non-operating coal mine assets owned by Landrica.  The fair value of this liability is determined from time-to-time by the DEQ.  This reclamation liability was recorded at its fair value as determined by the DEQ on the date of acquisition and an equivalent amount was added to the asset cost.  The assumption of the reclamation liability was secured with cash and is presented as restricted cash in the Consolidated Balance Sheets.

Investment In K-Fuel, LLC

                In November 2003, KFx acquired all interests in KFL not previously owned pursuant to the exchange agreement more fully disclosed in Note 13 - Discontinued Pegasus Operations.  Prior to the date of the transaction, KFX owned 51% and Kennecott owned 49% of the interests.  The assets acquired in this transaction were insignificant.  As a result of this transaction, KFL is now consolidated within our financial statements.

                KFL incurred research and development costs totaling approximately $92,000 and $54,000 in 2003 and 2002, respectively.  We contributed approximately $66,000 to KFL during 2003.  We recognized losses of $209,000 and $1,000 in 2003 and 2002, respectively for our share of the expenses of KFL.

NOTE 4. NOTE RECEIVABLE

                On July 25, 2001, Cinergy Corporation (“Cinergy”) advanced $3.5 million, bearing interest at 7% per annum, payable monthly, to Pegasus related to an existing contract.  The advance could be repaid at the election of Cinergy by (1) applying future Pegasus invoices against the advance; (2) converting the balance of the advance into either KFx or Pegasus common stock; or (3) requiring repayment of the advance under certain circumstances.  As consideration for the advance, Cinergy received warrants to purchase 200,000 shares of KFx common stock, with beneficial re-pricing rights, contingent on us repaying our convertible debentures.  See Note 9 – Convertible Debentures for a discussion of such debentures.  In connection with the advance, we amortized $66,000 and $42,000 for the years ended December 31, 2003 and 2002 related to deferred financing costs.

                On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx.  The advance balance was $2.4 million on September 11, 2003, and was converted into 871,000 shares of KFx stock at a price of $2.75 per share, in accordance with the terms of the agreement.  At conversion of this note receivable, Pegasus became indebted to KFx for the remainder of the balance outstanding.  Payments on the note are due pursuant to an assignment of certain cash proceeds due to Pegasus from Cinergy.  We have certain rights to collect payments under this note from Pegasus and to demand payment upon certain events of default.

                In connection with our disposal of Pegasus, we incurred $500,000 in costs related to the acceleration of royalty obligations owed by Pegsus to Pavilion Technologies, Inc., or Pavilion, due to a change in control.  Half of these costs, or $250,000, were added to this note receivable due from Pegasus.  See further discussion of our disposal of Pegasus and costs we incurred in Note 13

– Discontinued Pegasus Operations.  As of December 31, 2004 and 2003 the total balance due on this note was $2.1 and $2.5 million, respectively, and the current amount receivable was $334,000 and  $992,000, respectively.  The proceeds from Cinergy received by Pegasus have been slower than anticipated.  Pegasus continues to make its scheduled monthly interest payments, however, their financial condition is deteriorating.  We regularly evaluate the collectibility of this receivable.  In the event sufficient evidence develops that indicates that Pegasus will not be able to meet some or all of its obligation, we will reserve for the appropriate amount of the receivable.  The portion of the note allocated to current represents our best estimate of the amount we anticipate collecting in the next year.

NOTE 5. PLANT CONSTRUCTION IN PROGRESS AND PROPERTY AND EQUIPMENT

                Plant construction in progress and property and equipment consisted of the following:

		December 31

	Lives	2004	2003

	(in years)	(Dollars in thousands)
K-Fuel demonstration facility	—	$10,854	$10,854
Asset retirement obligation	12	2,729	—
Non-operating mine site property, plant and equipment	5-15	500	—
Vehicles, office furniture and equipment	3-5	942	811

Total		15,025	11,665
Less accumulated depreciation		(11,598)	(11,331)

Property and equipment, net of accumulated depreciation		$3,427	$334

Plant construction in progress	—	$20,094	$6,315

                Depreciation expense was $268,000, $111,000 and $86,000 in 2004, 2003 and 2002, respectively.  The K-Fueldemonstration facility was fully depreciated.  The facility continues to be a significant source of testing and demonstration for our potential customers, as a result, we have presented its original cost basis and accumulated depreciation for informational purposes.

                Plant construction in progress is comprised of costs associated with the construction of our 750,000-ton plant.  This plant is intended to demonstrate that the K-Fuel process works on a commercial scale and will serve as the basis for larger plants.  The balance at December 31, 2004 includes a $1.2 million advance made to one of our vendors for the fabrication of certain equipment, due to special payment terms pursuant to our agreement.  Through February 28, 2005, we have received goods and services associated with the advance of $906,000.  We anticipate receiving the remaining goods and services by the end of the second quarter of 2005.

                During the quarters ended June 30, 2004 and December 31, 2004, we impaired assets of $45,000 and $1.3 million related to certain site-specific and plant size-specific costs incurred associated with evaluating three other locations, including Black Thunder, Coal Creek and Buckskin, for our 750,000-ton plant.  Impairments during 2003 totaled $107,000, relating primarily to scrap metal previously believed to be salable, which was deemed to have no expected future cash value as of December 31, 2003.  During the year ended December 31, 2004, we subsequently sold the scrap metal for a gain of $31,000, which is included in Other Income (Expense) in our Consolidated Statement of Operations.

                Our asset retirement obligations relate to our acquisition of Landrica and the improvements we have made at the site related to our 750,000-ton plant.

The following table reconciles the change in the asset retirement obligation during the year.

Change in Asset Retirement Obligations

(Dollars in thousands)

Liability recognized upon acquisition of Landrica	$2,729
Liability incurred	671
Liability settled	—
Accretion expense	—

Balance at December 31, 2004	$3,400

                Any adjustments will be attributed to the assets underlying the change.  We have estimated the useful life of the asset retirement cost of the acquired assets as the approximate weighted average expected useful life of the underlying plant assets purchased from Landrica, which approximates 12 years.  Therefore, we began depreciating the asset on a straight-line basis over a 12-year useful life.  The increase in the asset retirement obligation was related to the development of our 750,00-ton plant and as a result will be amortized over the estimated useful life of the plant once it is placed into service.  See further discussion of the asset retirement obligation in Note 2 – Significant Accounting Policies and Note 3 – Acquisitions – Landrica Development Company.

NOTE 6. PATENTS

                Patents consisted of the following:

		December 31

	Lives	2004	2003

	(in years)	(Dollars in thousands)
Domestic and foreign patents granted	5 to 20	$1,889	$1,788
Domestic and foreign patents pending	—	243	262

Total patents		2,132	2,050
Less accumulated amortization		(903)	(784)

Net book value		$1,229	$1,266

                Patent amortization expense, including abandoned patents pending, was $152,000, $264,000 and $189,000 in 2004, 2003 and 2002, respectively.

                Most of our early patents are near their expiration dates.  Our later patents will not expire until 2018 through 2021.  We have filed a new patent application covering the technology to be used in our 750,000-ton plant project, which if granted, will not expire until 2024.  However, our on-going research and development activities often lead to new methods of applying heat and pressure to beneficiate coal, and new patent applications may be filed for some of these new methods.  Even as we are constructing commercial plants, we will continue our efforts to find new and better ways to improve our technology.

NOTE 7. DEFERRED ROYALTY COSTS

                Deferred royalty costs is comprised of deferred costs related to the issuances of license for K-Fuel and a one-time payment made to Mr. Edward Koppelman, the inventor of K-Fuel.

	December 31

	2004	2003

	(Dollars in thousands)
Deferred royalty costs related to issuance of licenses for K-Fuel	$1,140	19
One-time payment to the Koppelman estate	498	498

Total deferred royalties	1,638	517
Less current portion	5	5

Deferred royalty costs	$1,633	512

                The deferred royalty costs associated with the issuances of licenses for K-Fuel represent the licensing fees paid to the Koppelman estate, described below.  Such costs are amortized over the same period as the deferred revenue related to the underlying contract.  We did not recognize any revenue related to the license agreement with Cook Inlet Coal LLC in 2004.  The $7.5 million payment we received in December 2004 was deferred.  As a result, the net costs related to the licensing fees owed to the Koppleman estate, were also deferred.  We expect to start recognizing revenue from the Cook Inlet Coal contract in 2005 as we incur costs associated with the transfer of our technology to Cook Inlet Coal.  We are currently estimating these costs for 2005 and beyond and anticipate allocating a portion of the deferred revenue to current portion recognizable within the next twelve months after each period end.  Therefore, we have classified all of the deferred costs related to this agreement as long term as well.

                In 1996, we entered into a royalty amendment agreement with Mr. Koppelman, or subsequent to his death, the Koppelman estate, that reduced the cap for payments by $500,000 to $75.2 million and set the royalty percentage at 25% of our worldwide licensing and royalty revenue, as defined in the agreement.  In addition, Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology.  We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment.  The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses; and as a result, has been reflected in deferred royalty costs in our Consolidated Balance Sheets.  We entered into the agreement with Cook Inlet Coal, a significant third party licensing agreement, in December 2004.  We are amortizing the $500,000 payment as license revenue generated from this agreement is recognized   Through December 31, 2004, we have incurred costs totaling $2.2 million, including $1.9 million paid in February 2005, pursuant to the $75.2 million cap reducing the amount payable under the cap to $73.0 million.  Also, see discussion in Note 15 – Commitments and Contingencies - Royalties.

                The following details activity related to the remaining Koppelman royalty and licenses cap (dollars in thousands):

Koppelman royalty and licensing cap	$75,222
Fees paid in prior years	(275)
Fee accrued in 2004, paid in 2005	(1,875)

Remaining balance under cap	$73,072

                Mr. Theodore Venners, our Chairman and Chief Executive Officer, is entitled to 50% of net royalties to be paid to the Koppelman estate.  In December 2004, Mr. Venners entered into a waiver agreement with us under which he agreed to assign his right to payments that may become due to him from the estate in connection with a license arrangement with Cook Inlet Coal, in December 2004.  Pursuant to the waiver, Mr. Venners is obligated to remit any proceeds he may receive related to the Cook Inlet Coal license agreement to us.  As we do not have the right to offset the amount owed to the estate against the amount we expect to receive from the estate, we have accrued the entire amount due to the Koppelman estate in Accrued Liabilities in our Consolidated Balance Sheets.  In addition, we have recorded a receivable in Related Party Receivable in our Consolidated Balance Sheets representing the amount due back from the Koppelman estate.  In February 2005, we paid the entire $1.9 million amount due to the estate and the estate remitted Mr. Venners’ portion directly back to us.  Mr. Venners continues to negotiate a reduction, representing his portion, in the overall amounts due to the Koppelman estate or payment of his portion through the issuance of our common stock or other securities.  It is unclear if future negotiations will be successful in reducing our overall obligation to the estate or if the use of securities will act as a suitable currency for payment.

NOTE 8. LONG-TERM DEBT

                Long-term debt consisted of the following:

	December 31

	2004	2003

	(Dollars in thousands)
Promissory note secured by a vehicle, maturing in 2008 with monthly payments	$43	$—
Unsecured promissory note, compounded interest at 7.0 percent, payable on demand	170	170

Total	213	170
Less current maturities	(180)	(170)

Long-term portion	$33	$—

                At the request of the holder of the $170,000 unsecured promissory note, payments, including interest, during 2004 and 2003 were deferred and the note became payable on demand.

                In January and February 2002, we borrowed a total of $1.0 million pursuant to two agreements and comprised of a total of five unsecured notes payable bearing interest at 10% per annum, due on June 30, 2002.  The terms of the two agreements included warrants to purchase a total of 500,000 shares of common stock of KFx at an exercise price of $3.00 per share.  We estimated the fair value of the warrants and recorded a debt discount of $446,000, which was amortized to interest expense over the terms of the notes.  We calculated the debt discount amount based upon an allocation of the proceeds to the relative fair value of the debt and warrants.  The estimated fair value of the January 2002 warrant was determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 83%, a risk free interest rate of 3.46% and a dividend yield of zero.  The estimated fair value of the February 2002 warrants was also determined using a Black-Scholes option-pricing model using an expected life of 3 years, expected volatility of 82%, a risk free interest rate of 3.50% and a dividend yield of zero.  On July 1, 2002, cash payments totaling $1.0 million were made to repay the entire obligations, except the warrants, pursuant to the notes.

NOTE 9. CONVERTIBLE DEBENTURES

                On July 31, 1997, we completed a private placement of unsecured convertible debentures, or the debentures.  The debentures had a maturity date in July 2002 at 112% of principal amount, and had an annual interest rate of 6.0 percent, payable semi-annually on January 31 and July 31.  The debentures had conversion rights into KFx common stock at varying conversion prices at specified dates.  The debentures contained provisions that would reduce the conversion price if we sold or issued any equity instrument of KFx at a price below $3.75 per share.  Additionally, the debentures were callable by us at 130% of the principal amount.  In connection with the placement of the debentures, we incurred costs totaling $2.4 million, which were recorded as debt issue costs and were amortized over the life of the debentures.

                In December 2001 and March 2002, we sold common stock in private placements for $3.00 per share and $2.50 per share, respectively.  These sales reduced the conversion price of the debentures.  As a result, the difference between the new conversion price and the fair value of the our common stock on the original issuance date of the debentures resulted in a beneficial conversion feature of $2.3 million related to the $3.00 stock sale and $802,000 related to the $2.50 stock sale.  The beneficial conversion feature was fully amortized by July 2002, the redemption date of the debentures.

                In a series of transactions in 2002, prior to the maturity date, holders of debentures exercised their right to convert their debentures into common stock.  Holders of debentures with a face value of $3.5 million converted their debentures at a conversion price of $3.00 per share into 1.2 million shares of common stock.  Holders of debentures with a face value of $1.0 million converted their debentures at a conversion price of $2.50 per share into 400,000 shares of common stock.  As a result of these conversions, $5.0 million, including a pro rata portion of accreted maturity premium, net of a pro rata portion of deferred debt issue costs, was credited to common stock and Additional Paid in Capital.

                On July 24, 2002, we satisfied the remaining obligation of $3.5 million for the outstanding debentures, which included accrued interest and a 12% maturity premium.

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock

                We are authorized to issue up to 20 million shares of preferred stock with a par value of $.001.  Pursuant to our charter, our Board of Directors, without shareholder approval, has the authority to (1) create one or more classes or series of preferred stock; (2) issue shares of preferred stock in such classes or series up to the maximum of 20 million shares; and (3) determine all rights, privileges, preferences and restrictions of any such class or series of preferred stock, including dividend rights, voting rights, redemption rights, liquidation preferences and conversion rights.  As of December 31, 2004 and 2003, no shares of preferred stock were issued or outstanding.

                We are limited by the terms of a common stock and warrant purchase agreement for the sale of certain shares in 2002.  Under the terms of this agreement and a related investors rights agreement, we are prohibited from selling and issuing any of our preferred stock until the investors no longer hold any shares of common stock or warrants, or obtain a waiver to sell and issue preferred stock from at least two-thirds of these investors.  The terms of this agreement also provide anti-dilution protections to these investors that are triggered if we sell common stock at a price below $2.50 per share.

Common Stock

                We are authorized to issue up to 120 million shares of common stock with a par value of $.001.  There were 64.8 million and 53.0 million shares of common stock issued and outstanding as of December 31, 2004 and 2003, respectively.

                During the second quarter of 2004, we sold 245,400 shares of common stock to Arch Coal, Inc. for gross proceeds of approximately $2 million and incurred $5,000 in placement costs.  We used these proceeds for general corporate purposes.  On November 24, 2004, we issued and sold 4,000,000 shares of our common stock at $12.00 per share in a private placement to a limited number of accredited investors.  The gross proceeds received from the financing were $48.0 million.  We paid a placement fee equal to 5% of the gross proceeds and incurred an additional $241,000.  As a result, we recorded an increase to our Additional Paid in Capital of $45.4 million related to this placement in our December 31, 2004 Consolidated Balance Sheet.  We anticipate using the net proceeds from this placement as follows (dollars in thousands):

Future plant and project development	$39,200
Working capital	6,200

Net proceeds	$45,400

                In two transactions in March 2003, we issued a total of 7.7 million shares of KFx common stock at a price of $2.50 per share and warrants to purchase 1.5 million shares of KFx common stock, which resulted in cash proceeds to us of $19.4 million.  The warrants have an exercise price of $2.75 per share, are subject to adjustment, and are exercisable over a five-year period.  The warrants were recorded at their estimated fair value of $2.4 million.  The estimated fair value of all of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years and a dividend yield of zero.  Expected volatility of 73% and 72% and a risk free interest rate of 2.6% and 3.1% related to 6.0 million shares and 1.7 million shares, respectively.  Through the effective date of the registration statement of May 5, 2003, $2.8 million of additional expense was recognized for the increase in fair value of the warrants.  This amount was recorded as additional paid in capital at the effective date of registration.

                During the period from March 28, 2002 through August 21, 2002, we entered into five separate transactions with certain investors, or the Investment Agreements, whereby we issued 6.8 million shares at $2.50 per share and warrants for 14.4 million shares of our common stock.  Cash to us from these transactions was $16.9 million.  The warrants have an exercise price of $2.75 and expire in March through August 2010.  See Note 12 – Warrants for further discussion.  The investors also received a redemption right that would have become effective July 24, 2003, but was later cancelled by the investors on December 19, 2002.

                As part of the Investment Agreements, we were required to register the shares and the warrants purchased by the investors, or we would have been required to issue additional warrants.  However, effective July 19, 2002, the investors agreed to waive the registration effectiveness requirement in exchange for an increase in warrants, from 112.5% to 212.5% times the number of shares purchased for all of the transactions.  Prior to the effectiveness of the registration statement, and until the effectiveness requirement was cancelled, we were required to record other expense of $2.8 million, based on a Black-Scholes option-pricing model for the effect of these penalty warrant obligations.  Under accounting rules this charge was not reversed when the penalty warrant provision terminated.  The five transactions are summarized as follows:

Transaction Date	Shares of KFx Common Stock Issued	Final Number of Warrants Granted (Including Penalty Warrants)	Cash Proceeds Received

	(Dollars and shares in thousands)
March 28, 2002	2,000	4,250	$5,000
April 30, 2002	2,400	5,100	6,000
July 1, 2002	400	850	1,000
July 19, 2002	1,460	3,103	3,650
August 21, 2002	500	1,063	1,250

Total	6,760	14,366	$16,900

                The investors have the right under certain conditions to develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects.  The rights granted to the investors also gave them the exclusive right to develop commercial projects in India for an indefinite period of time as long as certain conditions are met.  Additionally, the investors received a right of first refusal to market K-Fuelin the United States should we decide to pursue marketing arrangements with third parties.  Finally, one of the investors received the right to select two persons to serve on the Board of Directors of KFx.  As a result, Richard Spencer, manager of Westcliff Capital Management LLC, was added to our Board of Directors.  This provision remains in force until the investors hold less than 400,000 shares of KFx’s common stock.

                KFx used the proceeds from these transactions as follows (dollars in thousands):

$4,400	Retire amounts due Pavilion Technologies, Inc.
3,800	Repurchase Pegasus Series C Preferred Stock
3,500	Retire the balance of KFx’s 6% Convertible Debentures
1,000	Repay short-term notes payable
450	Funding for a K-Fuel demonstration plant
3,750	General corporate purposes

$16,900

                As noted above, due to the delay in meeting the registration requirement of the investment transactions, KFx was required to issue additional warrants.  Because there was no cap on the number of additional warrants to be issued until the registration statement became effective, the value of the warrants that were issued in the March 28th, April 30thand July 1sttransactions were valued using a Black-Scholes option pricing model and recorded as a liability on KFx’s balance sheet.  The table below summarizes the values used in the Black-Scholes model for each of the three transactions.

Values Used	March 28, 2002	April 30, 2002	July 1, 2002	Total

	(Dollars in thousands)
Warrant life	8 years	8 years	8 years
Expected volatility	67%	67%	67%
Risk-free interest rate	5.7%	5.0%	4.5%
Dividend yield	0.0%	0.0%	0.0%
Estimated fair value	$4,485	$4,989	$772	$10,246
Transaction net proceeds	$5,000	$6,000	$1,000	$12,000
Difference recorded as redeemable common stock	$433	$992	$228	$1,653
Difference recorded as debt issuance costs	$82	$19	$—	$101

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

Values Used	March 28	April 30	July 1	July 19	August 21	Total

	(Dollars in thousands)
Warrant life	7.6 years	7.7 years	7.8 years	7.9 years	8.0 years
Expected volatility	67%	67%	67%	67%	66%
Risk-free interest rate	3.8%	3.8%	3.8%	3.8%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Estimated fair value	$3,339	$4,016	$674	$11,861	$1,599	$21,489

                The $4.2 million difference between the estimated fair value of the warrants at June 30, 2002, and their issue date if later, and the fair value of the warrants at August 30, 2002 was included in other expense in the Consolidated Statement of Operations.  At August 30, 2002, upon effectiveness of the registration statement, the total estimated fair value of the warrants of $21.5 million was reclassified to equity.

                In May 2002, we entered into an agreement to issue 100,000 shares of KFx common stock and issued a warrant to purchase 113,000 shares of KFx common stock with an exercise price of $2.75 per share expiring 8 years from the date of issuance, with Eastgate Management Corporation, or Eastgate, in exchange for a $250,000 full recourse note, which matured on February 1, 2003.  The fair value of the common stock on the date of the agreement was $270,000 and the warrant had an estimated fair value of $218,000.  The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 8 years, expected volatility of 67%, a risk free interest rate of 4.9% and a dividend yield of zero.  In conjunction with the agreement for the sale of common stock and issuance of the warrant, we entered into an additional agreement with Eastgate to provide consulting services to us over a 10-month period ending February 2003 for $250,000.  As a result of the fair value of the common stock and warrant being more determinable than the consulting services, we recorded the common stock and the warrant at their estimated fair value.  The difference between the estimated fair value of the common stock and warrant, less the

$250,000 note receivable, was recorded to deferred compensation for consulting services.  We offset the note receivable against the cost of consulting services.  We amortized the original outstanding amount of the note and the deferred compensation for the consultant of $488,000 over the 10-month consulting services agreement, which expired in February 2003.

                In a series of transactions during the second half of 2002, we issued 1.2 million shares of our common stock at a price of $2.50 per share and warrants to purchase 2.5 million shares of common stock, which resulted in cash proceeds to us of $2.9 million.  The warrants have an exercise price of $2.75 per share and expire 8 years from the date of issuance.

                In July 2001, we sold 1,000,000 shares of our common stock at a price of $3.65 per share and issued a warrant to purchase 500,000 shares of common stock with an exercise price of $3.65 per share expiring three years from the date of issuance, to an institutional investor, resulting in proceeds to us of $3.5 million, net of transaction costs.  In conjunction with this investment, we issued a warrant, expiring three years after the date of issue, exercisable for 100,000 shares of our common stock, at a price of $3.65 per share, subject to certain adjustments, to an advisor to the transaction.  In June 2002, we reduced the exercise price of the warrant to $3.00 per share and extended the exercise period of the warrant by an additional two years from the original issuance date.  As a result of the modification of the terms of the warrant, the difference between the fair value of the modified warrant and the fair value of the warrant immediately prior to modification was estimated at $399,000 and is reflected in the Consolidated Statement of Operations as a “Deemed dividend attributable to warrant holder.”  The fair value of the modified warrant was estimated at $805,000 using a Black-Scholes option-pricing model using a remaining expected life of 4.1 years, expected volatility of 78%, a risk free interest rate of 4% and a dividend yield of zero.  The fair value of the warrant immediately prior to modification was estimated at $406,000 using a Black-Scholes option-pricing model using a remaining expected life of 2.1 years, expected volatility of 65%, a risk free interest rate of 3.2% and a dividend yield of zero.

                During 2001, we issued 141,000 shares of common stock, which was previously presented as redeemable common stock on the balance sheet to an investment banker in return for services rendered.  The common stock was redeemable for cash at the option of the holder at the greater of $3.00 per share or the weighted-average fair market value of our common stock for the preceding fifteen days.  The stock was only redeemable after we consummated a qualifying equity transaction, which occurred on March 28, 2002 (see above).  On September 5, 2002, the holder of the stock waived its put option relating to this stock and the redemption value of the common stock was reclassified to equity.  Pursuant to the waiver agreement, we issued a warrant for 180,000 shares of our common stock.  The warrant is exercisable at $2.75 per share and expires 5 years from the date of grant.  We estimated the fair value of the warrant and recorded $184,000 as general and administrative expense on the issuance date.  The estimated fair value of the warrant was determined using a Black-Scholes option-pricing model using an expected life of 5 years, expected volatility of 73%, a risk free interest rate of 2.9% and a dividend yield of zero.

NOTE 11. STOCK OPTION PLANS

                We have five qualified stock option plans: the Amended and Restated Stock Option Plan, or the 1992 Plan; the 1996 Stock Option and Incentive Plan, or the 1996 Plan; the 1999 Stock Incentive Plan, or the 1999 Plan; the 2002 Stock Incentive Plan, or the 2002 Plan and the 2004 Equity Incentive Plan, or the 2004 Plan.  These plans are administered by the Compensation Committee of our Board of Directors, or the Committee, which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options, or ISOs.  The Committee has approved the 2004 Plan but the stockholders have not approved the plan.  The 2004 Plan will be included in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be considered for approval by stockholders.

                The option plans provide for the award to our executive officers and other key employees, non-employee directors and consultants and others of Non-Qualified Stock Options, or NSOs, ISOs, stock appreciation rights, or SARs, and restricted stock, except the 1992 plan which does not allow for the issuance of SARs or restricted stock.  Stock options granted under the option plans generally vest 20 percent on the date of grant, with an additional 20 percent vesting on each anniversary date thereafter until fully vested.  The Committee can accelerate the vesting of an outstanding option at its sole discretion.  Only the 1992 Plan contains provisions requiring the acceleration of vesting of all outstanding options outstanding under the plan in the event of a change in control, as defined in the plan.  Stock options granted under the option plans generally expire not more than ten years from the date of grant.  All plans have been registered with the Securities and Exchange Commission except for the 1992 Plan and the 2004 Plan.

                In addition, we have issued  stock options related to various compensation and fee agreements with directors, employees and outside consultants that were not issued pursuant to our five option plans.

                The following table summarizes information related to our various stock option plans and our non-plan options:

Plan	Number of Shares Reserved	Number of Options Outstanding as of December 31, 2004	Number of Options Available for Grant as of December 31, 2004	Number of Options Granted For the Year Ended December 31,

				2004	2003	2002

		(Shares in thousands)
1992 Plan	1,000	775	—	578	—	—
1996 Plan	1,500	614	1	530	158	—
1999 Plan	2,000	1,363	—	25	20	1,824
2002 Plan	2,000	1,617	—	581	1,283
2004 Plan	4,000	86	3,914	86	—	—
Non-plan options	—	316	—	—	—	—

Total	10,500	4,771	3,915	1,800	1,461	1,824

                During the year ended December 31, 2003, we recognized  $467,000 of compensation expense related to the 72,500 shares issued during 2003, or shortly thereafter, for two officers and $224,000 of general and administrative expenses for the 35,000 shares issued to two consultants.  During 2004, we granted an additional 12,500 shares to one of the officers and one of the consultants as certain performance criteria were met.  As a result, we recorded $44,000 of compensation expense related to 7,500 shares and $76,192 of general and administrative expense related to 5,000 shares.

                In addition, during 2004 we granted 100,000 restricted shares and 3,000 unrestricted shares from our 2002 Plan to our former President and Chief Operating Officer and to our Chief Financial Officer, respectively.  The restricted share grant vests pro-rata at 20% per year beginning in January 2005.  In December 2004, we granted 86,000 shares pursuant to the 2004 Plan to a new officer.  As stockholders have not approved this plan, measurement date is not fixed and as a result, we are required to record compensation expense reflecting the excess of the fair value over the exercise price of the options granted.  As a result, for the year ended December 31, 2004, we recorded $95,000 of compensation expense, which is reflected in general and administrative expenses in our Consolidated Statement of Operations.

                In November 2004 and again in February 2005, the Committee voted to extend the exercise periods for vested options for a period of 90 days after the resignation of a director and our former President and Chief Operating Officer, respectively.  As a result of these extensions, we recorded additional general and administrative expense of $136,000 in 2004 related to the extension of 40,000 options and $906,000 in 2005 related to the extension of 120,000 options.  The expense represents the difference between the fair value of the options on the date the extension was granted and the exercise price.  When our former President and Chief Operating Officer resigned, he forfeited 480,000 options and 80,000 shares of restricted stock.

                In February 2005, we granted a total of 1,000,000 options to our new President and Chief Operating Officer.  All of the options are considered inducement options as defined by the American Stock Exchange and are not issued pursuant to a plan and vest 20% per year beginning in January 2006.   At any time prior to January 2006, the Committee has the right to terminate 400,000 options if our President and COO if certain criteria are not met.  As the number of options and exercise price are fixed and the exercise price was equal to or greater than the fair value of the options on the date of grant, there is no compensation expense associated with these options.  Pursuant to the option agreement, we are required to register such options the next time we register shares for any other purpose.  Additionally, in March 2005, the Committee approved the grant of 100,000 share of restricted stock from the 2002 Plan, such stock grant vests 20% per year beginning January 2006.  Lastly, in March 2005, we granted 250,000 options from our plans to our new Senior Vice President and General Counsel from the 2002 Plan.  The options vest 20% annually beginning in March 2006.

                The following table summarizes our stock option activity, including SARs converted to options (discussed below), for the three-year period ending December 31, 2004:

	Option Activity		Options Exercisable

	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share

	(Dollars in thousands, except per share amounts)
Balance December 31, 2001	4,862	$3.30	4,634	$3.31
Granted	1,824	1.59
Expired and forfeited	(1,949)	1.73

Balance December 31, 2002	4,737	3.31	4,670	$3.30
Granted	1,461	3.38
Exercised	(1,115)	2.53
Expired and forfeited	(630)	5.94

Balance December 31, 2003	4,453	3.16	4,023	$3.09
Granted	1,800	9.18
Exercised	(1,395)	3.48
Expired and forfeited	(87)	2.75

Balance at December 31, 2004	4,771	$5.26	3,251	$3.73

                Stock options outstanding and exercisable as of December 31, 2004 are summarized below:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price

$1.00 - $3.00	1,750	1.2	$1.81	1,720	$1.80
$3.01 - $6.00	1,091	3.6	4.20	911	4.26
$6.01 - $9.00	1,100	5.7	7.74	500	7.74
$9.01 - $12.00	530	6.6	9.38	70	9.40
$12.01 – $14.00	300	6.9	12.88	50	12.88

	4,771	4.0	$5.26	3,251	$3.73

                In previous periods, we disclosed options and SARs converted to options separately.  However, for each period in the three years ended December 31, 2004, all options outstanding and exercisable are included in the table above.  The amounts outstanding and exercisable were adjusted by 1.5 million SARs converted to options as of December 31, 2003.  See further discussion of the SARs below.

                All stock options granted during each of the three years ended December 31, 2004 were at exercise prices that were equal to or greater than the fair market value of our common stock on the date of grant.

Stock Appreciation Rights

                During the second half of 1999, our Board of Directors adopted a policy of granting stock-based compensation to directors in lieu of directors’ fees.  During 2001, SARs for 325,000 shares at a price of $1.38 per share were granted to directors pursuant to the 1999 Plan.  Additionally, we granted SARs for 524,000 shares and 50,000 shares at $2.25 and $2.70 per share to employees and consultants, respectively, pursuant to the 1999 plan.  The SARs prices were equal to or greater than our closing stock price on the dates of grant and the SARs were generally fully vested at the date of grant.  Outstanding SARs became exercisable on July 24, 2002, upon our repayment of the debentures.  SARs granted to directors expire in ten years and those granted to consultants generally expire five years from date of grant.  The SARs granted to employees expired thirty days after the debentures were retired.  Upon exercise of any of the SARs, we had the option of (a) paying the stock appreciation in excess of the grant price in cash, (b) converting the SAR to a non-qualified stock option for the same number of shares as covered by the SAR at the SAR grant price, or (c) granting our common stock with a value at the date of exercise equivalent to the amount of stock appreciation at the date of exercise.  During 2001, 180,000 SARs pursuant to the 1999 Plan were cancelled.

                Since the SARs were exercisable, we recorded $2.1 million as general and administrative expense for the SARs based upon the number of SARs exercisable at June 30, 2002, multiplied by the difference between the fair value of KFx common stock ($2.55 at June 30, 2002) and the exercise price of the respective SARs.  During the quarter ended September 30, 2002, SARs for 245,000 shares of KFx common stock were exercised for options in the 1999 Plan.  These SARs were adjusted to their intrinsic value on the date of exercise, resulting in a decrease of $29,000 in general and administrative expense.  At September 30, 2002, the remaining outstanding SARs were adjusted to their intrinsic value of $1.2 million, based on the fair value of KFx common stock ($2.00 at September 30, 2002), resulting in a decrease of $860,000 in general and administrative expense.  During the quarter ended December 31, 2002, SARs for 1.6 million shares of KFx common stock were exercised for options in the 1999 Plan.  These SARs were adjusted to their intrinsic value on the date of exercise, resulting in an increase of $582,000 in general and administrative expense.  At December 31, 2002, 158,000 outstanding SARs were exercised for options in the 1996 Plan and adjusted to their intrinsic value of $233,000, based on the fair value of KFx common stock ($2.59 at December 31, 2002), resulting in an increase of $73,000 in general and administrative expense.  SARs that were exercised into plan options during 2002 were satisfied with the issuance of stock options from the 1996 or 1999 Plan with an exercise price equal to the exercise price of the respective SAR.

                In January 2003, the remaining 20,000 outstanding SARs were exercised for options in the 1999 Plan.  During the time in January that these SARs were outstanding we recognized approximately $2,000 in expense related to their adjustment to intrinsic value.  In 2003, 486,000 of these options were exercised at a weighted average price of $1.81, which generated proceeds to us of approximately $879,000.  The remaining 1.5 million SARs exercised for stock options expire three years from the date of issuance.  No SAR’s were granted to directors, employees or consultants in 2004, 2003 or 2002.

NOTE 12. WARRANTS

                Associated with various financing transactions and professional service agreements, we have issued transferable warrants to purchase common stock, which generally, immediately vest.  The following table summarizes the outstanding warrant activity for years ended December 31, 2004, 2003, and 2002:

	Number Of Potentially Exercisable Shares	Exercise Price Per Share	Expiration

	(in thousands)
Balance at December 31, 2001	4,581	$3.00 – $5.00	2002 -2006
Granted	17,814
Expired and cancelled	(508)

Balance at December 31, 2002	21,887	$2.25 – $3.65	2004 -2010
Granted	2,749
Exercised	(4,365)
Expired and cancelled	(1,368)

Balance at December 31, 2003	18,903	$2.64 – $3.65	2004 -2010
Granted	1,915
Exercised	(6,254)

Balance at December 31, 2004	14,564	$2.64 - $11.00	2005 - 2010

                 On June 25, 2004, we entered into agreements to raise capital proceeds from two of our warrant holders.  In return for 1.3 million additional warrants at an exercise price of $11.00 per share, these warrant holders agreed to exercise 3.9 million of their warrants before their contractual exercise date.  On June 28, 2004, we received $7.2 million of proceeds from the exercise of 2.6 million of these warrants.  As a direct cost of this transaction, we decreased additional paid-in capital by $1.2 million, which was equal to the Black-Scholes value of the 900,000 additional warrants issued, and increased additional paid-in capital by the same amount for the value of the additional warrants issued.  On July 22, 2004, we received $3.4 million of proceeds from the exercise of the remaining 1.3 million warrants from the other warrant holder.  As a cost of this transaction, we decreased additional paid-in capital by $600,000, which was equal to the Black-Scholes value of the 415,000 additional warrants issued, and increased additional paid-in capital by the same amount for the value of the additional warrants issued.

                Warrant rights for 1.5 million shares of our common stock were granted to the investors in our March 2003 private equity transactions.  The warrants are exercisable at a price of $2.75 per common share, are subject to adjustment and are exercisable over a five-year period.  See Note 10 – Stockholders’ Equity for further discussion.

                In May 2003, we issued a warrant for the purchase of 1.0 million shares of our common stock at an exercise price of $2.75 per share to a consultant as part of a three-year services agreement.  The warrant vests as follows: (i) 2/9ths or 222,000 shares vested on the date of the agreement, March 1, 2003 and (ii) remaining warrants vest 1/36, or 28,000 on the first day of each month thereafter for a total of 28 months.  At December 31, 2004, the right to purchase approximately 778,000 of our common shares had vested under this services agreement.  We recognized $950,000 and $1.3 million of expense for these services during 2004 and 2003, respectively, based on the fair value of the warrants that vested during each year.  Additionally in November 2003, we granted a warrant to this consultant for the purchase of 100,000 shares of our common stock at an exercise price of $2.75.  We recognized an additional $148,000 in general and administrative expenses for the granting of this warrant based on the fair value of the underlying stock on the date of grant.  We also granted a warrant to an investment banking company during the year.  At the date of issuance, the exercise price of the 100,000 warrant was greater than the market price of our common stock.  Therefore, we recognized no additional expense for the issuance of this warrant.

                Warrants granted in 2002 related to private investment transactions, financing transactions and certain professional service expenses.  See Note 8 – Long-term Debt and Note 10 – Stockholders’ Equity for further discussion.

NOTE 13. DISCONTINUED PEGASUS OPERATIONS

                On November 26, 2003, we completed an equity exchange transaction with Kennecott.  In accordance with terms contained in the Equity Exchange Agreement, or the Agreement, Kennecott transferred to us its 49% membership interest in KFL and the full ownership of all related technology developed by Kennecott.  Prior to the consummation of this transaction, we owned a 51% membership interest in KFL.  In exchange, we transferred our ownership interests in Pegasus to Kennecott.  We had previously held a 65% ownership in Pegasus.

                In connection with the Agreement, we paid $500,000 to Pavilion to obtain agreement from Pavilion to waive their right to demand acceleration of royalty obligations due to Pavilion from Pegasus upon the change in control of Pegasus.  We are to be repaid 50% of this amount as part of the note receivable from Pegasus and the remaining 50% was included in the contingent obligations due from Pegasus.  See Note 4 – Note Receivable for further discussion.  Kennecott also received a license and all necessary rights to build and operate up to three commercial K-Fuel plants and to market K-Fuel or other production from those plants.  Each plant can have annual capacity of up to three million tons and Kennecott will pay applicable royalty and license fees for these three plants.

                Additionally, as part of this transaction, an intercompany working capital loan from KFx to Pegasus with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus.  Due to the contingent nature of this potential stream of future cash flows, we have not recognized an asset or any associated income.  Through December 31, 2004, we have not received any payments pursuant to the earn-out agreement.  Pursuant to the terms of the Agreement, Kennecott repaid KFx approximately $1 million, plus accrued interest, that KFx had loaned to Pegasus during the first nine months of 2003, under this working capital line of credit.  Kennecott also paid our Chairman and CEO $185,000 to retire indebtedness owed by Pegasus and $301,000 to one of our directors and his company to retire indebtedness owed by Pegasus.

                The following table presents the summarized results of Pegasus’ discontinued operations for the Consolidated Statement of Operations for the year ended December 31, 2002 and the period from January 1, 2003 through November 26, 2003 (date of exchange transaction).

	Period Ended November 26, 2003	Year Ended December 31, 2002

	(Dollars in thousands)
Revenue	$5,358	$5,154

Net loss from discontinued operations	(1,415)	$(5,066)
Gain on disposal of discontinued operations	3,377	—

Net gain (loss) from discontinued operations	$1,962	$(5,066)

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

                We did not revise the Consolidated Statements of Cash Flows for the years ended December 31, 2002 for discontinued operations.  However, we changed the presentation to reflect the reduction of the net cash (used) or provided by discontinued operations from the net increase or (decrease) in cash for the period.  Deducting this net cash number provides reconciliation to the revised cash balance per the Consolidated Balance Sheet at December 31, 2002.

                The following table summarizes certain supplemental cash flow information for the years ended December 31, 2004, 2003 and 2002:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash paid for interest	$—	$286	$688
Non-cash transactions:
Payment for services by issuing common stock, warrants or options	3,087	2,398	17,943
Compensation expense incurred related to issuance of stock, warrants or options to employees, directors and other	157	—	—
Related party services settled by issuing common stock, warrants and/or options	544	95	870
Note payable for vehicle purchase	52	—	—
Conversion of debt or dentures into shares of common stock	—	2,394	3,490
Beneficial conversion charges	—	—	1,900
Debt discount	—	—	446
Warrants issued related to a private placement	—	—	17,943

Year Ended December 31,2004

                During 2004, we recognized $3.6 million of non-cash expense, of which $544,000 was pursuant to an agreement with a related party, associated with the issuance of stock, warrants, and options to various consultants.  Approximately $2.1 million of expense, including $544,000 payable to related parties, relates to services for certain governmental and environmental consultants.  See further discussion in Note – 15 – Commitments and Note 17 – Related Parties.  The remaining $1.5 million relates to various services provided by several different consultants.  See further discussion of the $157,000 compensation expense related to employees and directors in Note11 – Stock Option Plans.

Year Ended December 31, 2003

                Convertible debt with an outstanding balance of $2.4 million was converted into 871,000 shares of common stock at a conversion price of $2.75 per share on September 11, 2003.  In connection with this conversion, we recorded additional interest expense of $627,000 during the year to write-off the debt discount associated with this convertible debt.  As a result of the exchange transaction, described in Note 13 – Discontinued Pegasus Operations, the balance of this note is now due to us from Pegasus.  The details of this note are more fully described in Note 4 – Note Receivable.

                On July 1, 2003, Landrica returned 450,000 shares of common stock and 1,300,000 warrants to purchase our common stock.  There was no cash consideration paid by us to Landrica in connection with this transaction.  We reduced Common Stock and increased Additional Paid in Capital by the par value of these shares returned or $450.  The warrants had not been exercised and were cancelled upon return.

                During 2003, we recognized expense of $2.4 million related to services performed by consultants settled with securities.  This expense is comprised of the following services:

•

We issued 53,000 and 20,000 of our common shares for a total value of approximately $240,000 to two different consultants for financial reporting and general transactional services and engineering services, respectively.  We recognized an expense of $240,000 payable in cash to one of these consultants as of December 31, 2003, for additional financial reporting and general transactional services.

•	We recognized $448,000 on issuance of 100,000 options, with an exercise price of $6.39, for engineering services.
•

We issued 30,000 common shares and a warrant for the right to purchase 1.0 million of our common shares at an exercise price of $2.75.  The warrant vests as follows: (i) 2/9ths or 222,000 shares vested on the date of the agreement, March 1, 2003 and (ii) remaining warrants vest 1/36, or 28,000 on the first day of each month thereafter for a total of 28 months.  We recognized $1.3 million of indirect fund-raising expense for these services during 2003 based on the fair value of the warrants that vested during the year.

•	The remaining $364,000 of non-cash expense relates to options for financial advisory, engineering and other services performed during 2003.

Year Ended December 31, 2002

                Convertible debentures with a principal value of $3.5 million were converted, based on a conversion price of $3.00 per share, into 1.2 million shares of common stock, which resulted in a reduction to stockholders’ deficit of $3.8 million, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs.  Convertible debentures with a principal value of $1.0 million were converted, based on a conversion price of $2.50 per share, into 400,000 shares of our common stock, which resulted in a reduction to stockholders’ deficit of $1.1 million, including a pro rata portion of accreted maturity premium and net of a pro rata portion of unamortized debt issue costs.  See Note 9 – Convertible Debentures for further discussion.

                During the first quarter of 2002, we sold common stock in a private placement transaction, which reduced the conversion price of the convertible debentures to $2.50 per share.  The reduction of the conversion price resulted in a beneficial conversion feature charge of $802,000, which was recorded as debt discount and a reduction to stockholders’ deficit.   The debt discount was amortized to interest expense over the remaining life of the convertible debentures.  See Note 9 – Convertible Debentures for further discussion.

                Due to the conversion and repayment of all of the convertible debentures during the third quarter of 2002, the conversion price of the convertible long-term debt was reset to $2.75 per share.  The reduction of the conversion price resulted in a beneficial conversion feature charge of $1.1 million, which was recorded as a debt discount and a reduction to stockholders’ deficit.  The debt discount was amortized to interest expense over the estimated remaining term of the convertible debt.

                We issued warrants to purchase 500,000 shares of our common stock in conjunction with the notes payable issued during the first quarter of 2002, resulting in debt discount of $446,000, which was amortized to interest expense through the maturity of the notes on June 30, 2002.

                We issued warrants to purchase 14.4 million shares of our common stock in conjunction with private placements of our common stock during the year, resulting in accretion expense of $15.1 million.  See Note 10 – Shareholders’ Equity for further discussion.  We were also obligated to issue additional warrants to purchase 1.9 million shares of  our common stock through the date the registration statement was deemed effective, resulting in other expense of $2.8 million.  In September 2002, the investors agreed to waive their rights to receive these additional warrants, thus the warrants were not issued.  However, the $2.8 charge that was recorded as other expense was not reversed.

                We issued 387,000 shares of our common stock with a fair value of $966,00, of which 30,000 of these shares were issued to a related party of the Chairman and CEO, in exchange for consulting services during the year and to satisfy an obligation that existed at December 31, 2001.  Accordingly, $821,000 was charged to general and administrative expense and $50,000 reduced a liability outstanding at December 31, 2001 and $95,0000 is recorded as equity as of December 31, 2002 and was expensed in 2003.

Note 15. Commitments And Contingent Liabilities

                The following table summarizes our future commitments, excluding repayments of debt, as of December 31, 2004:

	Payments due by period

	(Dollars in thousands)
	2005	2006	2007	2008	2009	Thereafter	Total

Operating leases	$174	$131	$69	$12	$—	$—	$386
Vehicle loan	10	10	10	10	3	—	43
Demand note payable	170	—	—	—	—	—	170
Purchase commitment obligations:
750,00-ton plant	3,469	—	—	—	—	—	3,469
Other contractual commitments	584	365	180	105	—	—	1,234

Total commitments	$4,407	$506	$259	$127	$3	$—	$5,302

                This table does not include accounts payable or accrued expenses, which are reported in our December 31, 2004 Consolidated Balance Sheets.  We also have not included the interest related to the $170,000 demand note payable.  We have included our non-cancelable purchase orders in the 750,000-ton plant commitments.

                We have excluded payments to be made to the Koppelman estate, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

Operating Leases

                We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases.  Rent expense in the year ended December 31, 2004, 2003 and 2002 was $223,000, $255,000 and $284,000, respectively.  Through September 30, 2004 certain of the leased property, principally office space was sublet to third parties under a non-cancelable operating sublease.  Such sub-lease agreement expired on September 30, 2004.  Sublease income was $124,000, $143,000 and $181,000 for the years ended December 31, 2004, 2003 and 2002.

Purchase Commitment Obligations

                We have purchase commitments for the 750,000-ton plant-related equipment and services of approximately $3.5 million as of December 31, 2004.  Additionally, we have previously negotiated purchase commitments of approximately $1.2 million for corporate, engineering and government relations consulting services over the next five years, including the government relations consulting discussed in further detail below.

Litigation

                Leon S. Segen, derivatively on behalf of KFx v. Westcliff Capital Management, LLC, Richard S. Spencer III, KFx Inc. and others, United States District Court Southern District of New York, filed March 7, 2003.  A stockholder suing derivatively on our behalf filed a civil complaint against Westcliff Capital Management, LLC, Richard S. Spencer, a member of our Board, KFx and others pursuant to Section 16(b) of the Securities Exchange Act of 1934 for disgorgement of alleged short-swing profits of at least $5.3 million purported to have arisen in connection with a series of transactions between us and certain investors completed in 2002.  The action sought disgorgement of profits, interest, attorneys’ fees and costs.  Based on settlements negotiated between KFx and the other defendants, the court granted the defendants’ motion for summary judgment on January 20, 2004 and dismissed all claims with prejudice.  The plaintiff, Leon S. Segen, derivatively on behalf of KFx, filed a notice of appeal on January 29, 2004.  The matter was settled before final arguments were presented to the Court of Appeals.  KFx received $185,000 from the other defendants under the court approved settlement agreements and paid fees of $28,000 to the plaintiff as its share of the settlement expense.  The net proceeds of $157,000 are included in other income for the year ended December 31, 2004.

                As with most businesses, there could be potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Royalties

                As described in further detail in Note 7 – Deferred Royalty Costs, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through December 31, 2004, we have incurred costs totaling $2.2 million, including $1.9 million to be paid in 2005, pursuant to the $75.2 million cap reducing the amount payable under the cap to $73.0 million.  In addition, Mr. Theodore Venners our Chairman and CEO, is entitled to 50% of net distributable royalties to be paid by the Koppelman estate.  In December 2004, Mr. Venners entered into a waiver agreement with us under which he agreed to assign his right to payments that may become due to him from the estate in connection with the Cook Inlet Coal license arrangement.  Pursuant to the waiver, Mr. Venners is obligated to remit any proceeds he may receive related to the Cook Inlet Coal license agreement to us.  See further discussion in Note 7 – Prepaid Royalty.

                Fort Union Ltd. is entitled to 20% of North American royalty revenue until the earlier of cumulative royalties paid of $1.5 million or September 15, 2015.  Through December 31, 2004, we have not yet paid anything to Fort Union Ltd.

                Ohio Valley Electric is entitled to 0.5% of royalty revenue generated based upon an older version of our K-Fuel technology.  While we believe that Ohio Valley Electric is not entitled to any royalty revenue generated based upon the current version of our technology, we can provide no assurance that they will not pursue options to compel us to pay them a royalty based upon the new technology.  There is no expiration date or cap associated with this royalty.  Through December 31, 2004, we have not yet paid anything to Ohio Valley Electric.

Consulting Agreements

                We have agreements with consultants that advise us on proposed legislation and regulations and advocate our interests before the U.S. Congress and regulatory agencies.  Some of these agreements provided for bonus compensation if certain legislation favorable to KFx was enacted by Congress.  Congress recently passed H.R. 4520 that was signed into law on October 22, 2004.  Based on a preliminary review by our tax counsel, the law could provide a tax credit of approximately $5.35 per ton (as escalated for inflation) for each ton of K-Fuel produced from plants placed into service before January 1, 2009 for a period of 10 years from such in-service date.  Under this law, our initial 750,000-ton plant could generate approximately $4 million per year of tax credits, while a more optimum sized facility at 8 million tons per year would generate over $42 million per year of tax credits for the applicable 10-year period.  There are specific qualifications that must be met for a product to qualify for the tax credit and the credit is subject to a “phase out” formula that, under certain circumstances, could reduce or eliminate the tax credit.  While we believe these tax credits will provide significant value to us, there can be no assurances that we will receive these benefits.  See further discussion in Note 17 – Related Party Transactions

                As a result of H.R. 4520 establishing certain tax credits, we are required to (1) make cash payments of approximately $100,000, (2) extend four of the currently active consulting agreements for periods of 12 to 43 months at an aggregate cost of $1.1 million, (3) issue 19,300 shares of common stock for services provided, and (4) issue warrants for the purchase of a total of 600,000 shares at an average exercise price of $7.35 per share with a term of three years.  We expensed $100,000 in general and administrative expenses related to the issuance of the shares of common stock.  The proceeds to us from the exercise of these warrants would be $4.4 million and the non-cash expense, based on the Black-Scholes option-pricing model (assuming a weighted average risk free interest rate of 2.83%, expected option life of 3 years, expected volatility of 46.6% and no dividends), for issuing these warrants was $2.1 million, which was reflected in our Results of Operations for the year ended December 31, 2004.  The $100,000 cash payment was made in January 2005.

NOTE 16. INCOME TAXES

                Our operations are principally domestic, with income taxable at the federal statutory rate of 34% plus applicable state rates.  Deferred tax assets (liabilities) were comprised of the following:

	2004	2003	2002

	(Dollars in thousands)
Gross deferred tax assets:
Loss (NOL) carryforwards	$27,162	$26,675	$23,257
Depreciation and amortization	163	1,634	1,632
Deferred compensation	—	33	33
Accrued liabilities	—	1,384	623
Stock options and warrants	1,828	—	—
Deferred revenue	2,819	—	—
Deferred royalty costs (1)	(425)
Other	165	1,234	1,263

Gross deferred tax assets	31,712	30,960	26,808
Deferred tax assets valuation allowance	(31,712)	(30,960)	(26,808)

Net deferred tax assets	$—	$—	$—

(1)	Non-deductible items and other includes $3.4 million of adjustments to the 2003 provision for items not previously deducted for tax basis purposes that were taken in the 2003 net operating loss.

                 We have recorded a valuation allowance for the full amount of our net deferred asset because, based upon an assessment of both negative and positive evidence, it is more like than not that we will not realize such benefits in future tax returns.  Our tax return net operating loss carryforwards of approximately $73 million expire in various amounts beginning in 2005.  Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income, after certain ownership changes, as defined in Section 382 of the Internal Revenue Code, or Section 382.  Pursuant to Section 382, as a result of the change in control in 2003, we believe our annual limitation on the use of our NOLs is $11.3 million.

                Our total provision for income taxes in 2004, 2003 and 2002 were different from the amount expected by applying the statutory federal income tax rate to the net loss.  The approximate differences are as follows:

	2004	2003	2002

	(Dollars in thousands)
Expected tax benefit on loss before income taxes	$(3,589)	$(2,816)	$(13,596)
Expected state tax benefit, net	(348)	(273)	(1,320)
Beneficial conversion feature	—	369	902
Non-deductible items and other	3,185	(700)	179
Increase in valuation allowance	752	4,152	5,763
Other	—	—	—
Accretion of redeemable common stock and deemed dividends	—	—	6,182
(Gain) loss on discontinued operations	—	(732)	1,890

Total income tax benefit	$—	$—	$—

NOTE 17. RELATED PARTY TRANSACTIONS

                We have a consulting agreement with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CEO.  Prior to April 1, 2004, the agreement provided for monthly consulting fees of $12,000, reimbursement of expenses related to our business and certain performance-based bonuses.  Effective April 1, 2004, we negotiated a revised agreement with Venners & Company, Ltd. for the provision of these services at a fixed cost of $18,000 per month.  Either party can terminate the agreement upon written notice.  During the years ended December 31, 2004, 2003 and 2002, we paid Venners & Company $198,000, $249,000 and $149,000 respectively, in cash for consulting fees and $10,000, $58,000 and $58,000, respectively, for reimbursement of expenses, excluding certain bonuses.  In 2003, we also issued Mr. John Venners 10,000 shares of our common stock for services provided.

                Venners and Company, Ltd. is one of the consulting firms, identified in Note 15 – Commitments and Contingencies above, which is entitled to bonus compensation as a result of the passage of H.R. 4520 establishing certain tax credits.  We are required to (i) make cash payments of approximately $25,000, (ii) extend the currently active consulting agreement for a period of 43 months at an aggregate cost of approximately $323,000, (iii) issue 4,800 shares of common stock for services provided, and (iv) issue warrants for the purchase of 150,000 shares at an average exercise price of $7.35 per share with a term of three years.  We expensed $25,000 in general and administrative expenses related to the issuance of common stock.  The proceeds to us from the exercise of these warrants would be $1.1 million and the non-cash expense, based on the Black-Scholes option-pricing model (assuming a weighted average risk free interest rate of 2.83%, expected option life of 3 years, expected volatility of 46.6% and no dividends), for issuing these warrants was $519,000.  In addition, we recognized $25,000 of expense related to the issuance of common stock.  As a result, we recognized a total of $544,000 of general and administrative expense related to this success-based fee for the year ended December 31, 2004.  While the expense was recognized in 2004, the issuance of stock did not occur until 2005.  Lastly, the $25,000 cash payment was made in January 2005.

                In December 2004, KFL, our wholly owned subsidiary, entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which KFL agreed to license to Cook Inlet Coal its proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal.  Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal.  Mr. John Venners, brother of our Chairman and CEO, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.

                In addition, we are obligated to make licensing and royalty payments to a party related to Theodore Venners, our Chairman and CEO.  See further discussion in Note 7 – Prepaid Royalties and Note 15 – Commitments and Contingencies.

                Lastly, we entered into a series of transactions with certain investors between March 28, 2002 and August 21, 2002 to sell common stock and warrants.  One of the investors received the right to select up to two persons to serve on our Board of Directors.  As a result, Richard Spencer, Manager of Westcliff Capital Management LLC, was added to our Board of Directors.  See further discussion in Note 10 – Stockholders’ Equity.

NOTE 18. SUBSEQUENT EVENTS

                In January 2005, the Board of Directors appointed Mr. Grady Rosier and Dr. Robert Kaplan to fill vacancies on the Board of Directors.

                On February 1, 2005, our former President and Chief Operating Officer, Mr. C. Scott Hobbs, resigned and was replaced by our new President and Chief Operating Officer, Mr. Robert Hanfling.  In March 2005, we hired William Laughlin as our General Counsel.  See further discussion of these and other subsequent events in Note 11 – Stock Option Plans.

                On March 15, 2005, we entered into a letter of intent to purchase the assets or membership interests of MR&E, LLC, a private research, engineering and project management firm focused on thermal process engineering, including the upgrading and processing of clean coal.  The intended purchase price is approximately $500,000 and we expect the transaction to be consummated early in the second quarter of 2005.  If we purchase the membership interests of MR&E, it will become a wholly owned subsidiary.  We expect MR&E will mange the operation of the 750,00-ton plant upon its completion.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                The following table presents selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(Dollars in thousands, except per share amounts)
2004
Operating loss	$(1,166)	$(1,694)	$(1,978)	$(6,523)	$(11,361)
Net loss	(1,048)	(1,397)	(1,821)	(6,289)	(10,555)
Basic and diluted net loss per common share	(0.02)	(0.03)	(0.03)	(0.10)	(0.18)
2003
Operating loss	(1,743)	(2,617)	(2,011)	(3,147)	(9,518)
Loss from continuing operations	(1,859)	(2,678)	(2,677)	(3,031)	(10,245)
Loss from discontinued operations	(328)	(448)	(428)	(211)	(1,415)
Gain on disposal of operations	—	—	—	3,377	3,377
Net (loss) income	(2,187)	(3,126)	(3,105)	135	(8,283)
Basic and diluted net loss per common share:
Continuing operations	(0.04)	(0.06)	(0.06)	(0.06)	(0.22)
Discontinued operations, net	(0.01)	(0.01)	(0.01)	0.07	0.04
Net (loss) income	(0.05)	(0.07)	(0.07)	0.01	(0.18)

Fourth Quarter 2004 Discussion

                We recognized a non-cash impairment charge during the fourth quarter of 2004 of $1.3 million related to certain site-specific and plant size-specific costs incurred associated with our 750,000-ton plant.  In addition, we incurred approximately $2.2 million in costs related to performance-based bonuses for the passage of legislation that was favorable to us.

Fourth Quarter 2003 Discussion

                We recognized a gain on disposal of our Pegasus operations in the fourth quarter of 2003, which created net income for the quarter.  Substantially all of the Company’s revenues were derived from its discontinued Pegasus operating segment.  Therefore, since our presentation excludes these operations, revenues and gross margin were not provided in this table.