Form 10-Q
period 2005-03-31
KFX INC
filed 2005-05-10
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

On April 25, 2005, there were 65,702,708 shares of the registrant’s common stock, $.001 par value, outstanding.

KFX INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KFX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS AND SHARES IN THOUSANDS)

	March 31,	December 31,
	2005	2004

	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$73,500	$79,381
Receivable from related party	—	750
Current portion of note receivable	284	334
Prepaid expenses	162	167
Other current assets	179	44

Total current assets	74,125	80,676
Restricted cash	3,400	3,400
Plant construction in progress	26,203	20,094
Property and equipment, net of accumulated depreciation	3,733	3,427
Patents, net of accumulated amortization	1,159	1,229
Note receivable, less current portion	1,770	1,810
Deferred royalty cost	1,465	1,633
Other assets	131	35

Total assets	$111,986	$112,304

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,270	$2,657
Accrued liabilities	4,346	4,217
Deferred revenue	24	19
Current maturity of long-term debt	10	180

Total current liabilities	6,650	7,073
Deferred revenue, less current portion	6,771	7,538
Reclamation obligation	3,442	3,400
Long-term debt, less current portion	30	33

Total liabilities	16,893	18,044

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20 million shares authorized; none issued	—	—
Common stock, $.001 par value, 120 million shares authorized; 65,519 and 64,837 shares issued and outstanding, respectively	66	65
Additional paid-in capital	226,794	222,752
Accumulated deficit	(131,767)	(128,557)

Total stockholders’ equity	95,093	94,260

Total liabilities and stockholders’ equity	$111,986	$112,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDIED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,

	2005	2004

Operating revenues:
Contract and license revenue	$767	$13
Consulting revenue	32	—

Total revenue	799	13
Cost of sales	312	—

Gross margin	487	13

Operating expenses:
General and administrative	3,773	989
Research and development, excluding depreciation and amortization	129	104
Depreciation and amortization	196	86

Total operating expenses	4,098	1,179

Operating loss	3,611	1,166

Other income (expense):
Other expense, net	(12)	—
Interest income, net	413	118

Total other income	401	118

Net loss	$3,210	$1,048

Basic and diluted net loss per common share	$0.05	$0.02

Weighted-average common shares outstanding	65,147	53,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated

	Shares	Amounts	Capital	Deficit	Total

Balance at December 31, 2004	64,837	$65	$222,752	$(128,557)	$94,260
Common stock issued on exercise of options and warrants	636	1	2,941	—	2,942
Common stock and warrants issued for services	19	—	237	—	237
Compensation expense related to directors and employees	27	—	864	—	864
Net loss	—	—	—	(3,210)	(3,210)

Balance at March 31, 2005	65,519	$66	$226,794	$(131,767)	$95,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,

	2005	2004

Operating activities:
Net loss	$(3,210)	$(1,048)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock, warrants and options issued for services and compensation	1,101	329
Depreciation and amortization	196	86
Asset retirement obligation accretion	42	—
Other	(3)	—
Changes in operating assets and liabilities, net of assets acquired:
Receivable from related party	750	—
Prepaids and other assets	224	52
Deferred revenue	(770)	(4)
Accounts payable and accrued expenses	(1,016)	(1,727)

Cash used in operating activities	(2,686)	(2,312)

Investing activities:
Purchases of plant construction in progress	(6,101)	(2,405)
Purchases of property and equipment	(14)	(8)
Cash received upon acquisition of business	83	—
Collections on notes receivable	90	141
Patent acquisition and pending patent applications	(22)	(32)

Cash used in investing activities	(5,964)	(2,304)

Financing Activities:
Proceeds from exercise of options and warrants	2,942	5,162
Payments on notes payable	(173)	—

Cash provided by financing activities	2,769	5,162
(Decrease) increase in cash and cash equivalents	(5,881)	546
Cash and cash equivalents, beginning of period	79,381	23,701

Cash and cash equivalents, end of period	$73,500	$24,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel™and K-Fuel Plus™refer to our patented process and technology, which are owned by our wholly owned subsidiary, K-Fuel LLC.

NOTE 1.  BASIS OF PRESENTATION

                These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

                We made certain reclassifications to prior balances to conform to the current presentation.  In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows as of March 31, 2005 and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.  The condensed consolidated results of operations for the three month period ended March 31, 2005 and the condensed consolidated statement of cash flows for the three month period ended March 31, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

                Our operations have required and will continue to require investment for research and development of our K-Fuel product and related products, construction of our 750,000-tons per year K-Fuel plant near Gillette, Wyoming, which we refer to as the 750,000-ton plant, construction of other large-scale commercial plants and costs to transfer technology to licensees.  We may continue to incur losses for the next several years as we begin operating our 750,000-ton plant and undertake the design, construction, and operation of other large-scale commercial plants.  Further, we do not expect to derive a significant amount of cash from plant operations until the plants are fully operational.  In addition, we may license our technology to more third parties, which may result in additional sources of cash.  However, we can provide no assurance that we will be able to execute additional licensing agreements.  Historically, we have satisfied our cash requirements primarily through the sale of equity securities.

                Asset retirement cost and obligation.   The fair value of our retirement obligation is to be recorded as a liability with an equivalent amount added to the asset cost and depreciated over an appropriate period.  The liability is then accreted over time by applying an interest method of allocation to the liability.  We began accreting our liability in 2005.  As a result, amounts reflected in Restricted Cash in our Condensed Consolidated Balance Sheets, which serves as collateral pledged toward our reclamation liability assessed by the Wyoming Department of Environmental Quality, or DEQ, will no longer equal the amount reflected in the liability.  Periodically, the DEQ may require us to pledge additional cash collateral or we may be allowed to un-restrict this cash as the case may be.  As the DEQ adjusts their amount of required collateral, we will adjust our reclamation obligation accordingly, which may result in additional expense or the reversal of previously recorded expense.

                Revenue.  We recognize revenue when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured.  Any up-front fees received related to licenses granted are deferred and recognized as we provide certain deliverables defined in the agreement.  As our history related to customer relationships is limited, we may be required to change the estimated period over which we amortize our revenue as more information becomes available.  Arrangements that include multiple deliverables are evaluated to determine whether each deliverable is separable based on objective evidence.  If it is deemed separable, total consideration is allocated to each deliverable and the revenue associated with each is recognized as earned.  If the deliverable is not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

                Stock-based compensation.   We periodically grant qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under our stock option plans, as well as outside the plans.  Stock options granted to employees and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB

25”) and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant.  Stock options and other equity instruments granted to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.

                Had compensation expense for our stock options granted to employees been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, our pro forma net loss and net loss per share would have been reported as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per share amounts)
Net loss, as reported	$3,210	$1,048
Stock-option-based employee compensation expense included in reported net loss	(864)	—
Total stock-option-based employee compensation expense determined under fair value-based method for all awards	2,955	175

Pro forma net loss	$5,301	$1,223

Basic and diluted net loss per share, as reported	$0.05	$0.02
Pro forma basic and diluted net loss per share	$0.08	$0.02

                See Note 4 – Stock Option Plans for further discussion of activity in our plans during the three months ended March 31, 2005.  For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended March 31,

	2005	2004

Weighted-average:
Risk free interest rate	3.61%	3.32%
Expected option life (years)	4.6	6.9
Expected volatility	70%	70%
Expected dividends	None	None

                The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future periods because the number of future shares to be issued is not known and assumptions used to determine fair value vary significantly.

                Net loss per common share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares actually outstanding, except for instances in which there is a net loss.  Our incremental potential common shares outstanding for the three months ended March 31, 2005 and 2004 were 19.8 million and 21.0 million, respectively and are comprised of stock options outstanding and warrants to purchase our common stock.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

                Recent Accounting Pronouncements.

                In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 123R, “Share-Based Payment,” or SFAS 123R.  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Effective April 2005, the Securities and Exchange Commission extended the implementation date to the beginning of a registrant’s next fiscal year beginning after June 15, 2005.  As a result, we will not be required to implement FAS 123R until the quarter ended March 31, 2006.  We are still evaluating the impacts of adopting SFAS 123R upon our financial position and results of operations.  Based upon preliminary evaluations, we anticipate that adoption will result in significant non-cash expense due to the number of unvested stock options outstanding.

NOTE 2.  ACQUISITIONS

MR&E

                MR&E is a research, engineering and project management firm focused on thermal process engineering, including the upgrading and processing of clean coal.  We decided to acquire MR&E due to its significant expertise in thermal process engineering.  We believe their expertise will contribute to the timely completion of our K-Fuel plants, including the 750,000-ton plant, and to future efficient operations of all of the plants once construction is completed.  In addition, prior to our acquisition of MR&E, they were one of our significant subcontractors.  As a result of the acquisition, we anticipate a cost savings by having people on staff rather than outsourced.  We acquired all of the outstanding membership interests of MR&E LLC effective March 1, 2005 for cash of $500,000 plus additional working capital consideration of $156,000.  We paid the $656,000 of total consideration in April 2005, and as a result, the payment has been reflected in accrued liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2005.  The operations of MR&E have been included in our Condensed Consolidated Balance Sheet as of March 31, 2005 and included in our Condensed Consolidated Statements of Operations and of Cash Flows for the period ended March 31, 2005, effective March 1, 2005.

                The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available.  Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition (dollars in thousands):

Cash	$83
Other current and long-term assets	219
Property, plant and equipment	399
Goodwill	64

Total assets acquired	765

Less: total liabilities assumed	109

Net purchase price	$656

               Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per share amounts)
Revenue	$853	$82
Net Loss	$3,283	$1,157
Basic and diluted loss per share	$0.05	$0.02

                These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of January 1, 2004, nor are they necessarily indicative of the results of future operations.

Landrica

                Landrica owns a non-operating coalmine and related assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.  Our laboratory facility and our 750,000-ton plant under construction are both located at this site.  We plan to mine and use the acquired coal reserves in the operation of our 750,00-ton plant.  On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company from Wyodak Development Corporation for cash of $523,000 and assumption of a reclamation liability of $2.7 million.  The results of Landrica have been included in the condensed consolidated financial statements from the date of acquisition.  Since Landrica was not operating the mine, the operating results, including revenue and net income, were insignificant.  Therefore, pro-forma results as if the acquisition had occurred at the beginning of the respective period are not presented.

NOTE 3.  LONG-TERM DEBT

                In March 2005, we repaid the $170,000 unsecured promissory note, including accrued interest of $25,000.  Such note bore interest at 7% and was due upon demand.

NOTE 4.  STOCK OPTION PLANS

                In December 2004, we granted 86,000 options pursuant to the 2004 Plan to a new officer.  In addition, during the three months ended March 31, 2005, we granted an additional 100,000 options pursuant to the 2004 Plan to two directors.  As stockholders have not approved this plan, the measurement date is not fixed.  As a result, we are required to mark the options to market at intervening dates until the plan is approved reflecting the excess of the fair value of the underlying stock over the exercise price of the options granted.  To the extent that expense has been previously recognized and the fair value declines, compensation expense can be reduced to the point at which the exercise price is equal to the fair value.  As a result, for the three months ended March 31, 2005, we reversed $96,000 of compensation expense related to the 86,000 options granted in 2004, which is reflected in general and administrative expenses in our Condensed Consolidated Statement of Operations.  In addition, we recorded $30,000 of compensation expense related to the 100,000 options granted in 2005, which is reflected in general and administrative expenses in our Condensed Consolidated Statement of Operations.  Lastly, we have recorded compensation expense related to the vesting of restricted stock grants to certain employees.

                In February 2005, the Compensation Committee of the Board of Directors (the “Committee”) voted to extend the exercise periods for vested options for a period of 90 days after the resignation of our former President and Chief Operating Officer.  As a result of this extension, we recorded additional general and administrative expense of $906,000 in 2005 related to the extension of 120,000 options.  The expense represents the difference between the fair market value of the underlying stock on the date the extension was granted and the exercise price.  When our former President and Chief Operating Officer resigned, he forfeited 480,000 options and 80,000 shares of restricted stock.

                In February 2005, we granted a total of 1,000,000 options to our new President and Chief Operating Officer.  All of the options are considered inducement options as defined by the American Stock Exchange and are not issued pursuant to a plan and vest 20% per year beginning in January 2006.  The Committee has the option to terminate 400,000 options at any time prior to January 2006.  As the number of options and exercise price are fixed and the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant, there is no compensation expense associated with these options.  Pursuant to the option agreement, we are required to register such options the next time we register shares for any other purpose.  Additionally, in March 2005, the Committee approved the grant of 100,000 shares of restricted stock from the 2002 Plan to our new President and Chief Operating Officer.  Such stock grant vests 20% per year beginning January 2006.  Lastly, in March 2005, we granted 300,000 options to our new Senior Vice President and General Counsel from the 2002 Plan.  The options vest 20% annually beginning in March 2006.

                We granted an additional 100,000 stock options during the three months ended March 31, 2005 to other employees with exercise prices that were equal to the fair market value of our common stock on the date of grant.

NOTE 5.  SEGMENTS

                As a result of the commencement of revenue recognition related to the Cook Inlet Coal LLC agreement, we have determined that our business has reached a level of development such that segment reporting is appropriate.  We have initially identified two segments: our Licensing segment and Other segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents    revenue and costs related to our licensing agreement with Cook Inlet Coal.  The Other segment is comprised of all other operations including the operation of our wholly owned subsidiary MR&E, which performs consulting services, both to other KFx entities and to third parties.  The majority of the assets associated with the Other segment are those related to construction costs and equipment of the 750,000-ton plant, cash and our patents.  In addition, all intercompany eliminations and transactions flow through this segment.  Our operations are currently conducted principally in the United States.  As our operations expand, we will continue to evaluate how we manage our business and expect to increase the number of segments under which we manage our business to reflect the increasing development of our operations.

	For the Three Months Ended March 31, 2005

	Licensing	Other	Total

	(Dollars in thousands)
Operating revenues:
Contract and license revenue	$767	$—	$767
Consulting revenue	—	32	32

Total revenue	767	32	799
Cost of sales	289	23	312

Gross margin	478	9	487

Operating expenses:
General and administrative	—	3,773	3,773
Research and development, excluding depreciation and amortization	—	129	129
Depreciation and amortization	—	196	196

Total operating expenses	—	4,098	4,098

Operating (income) loss	(478)	4,089	3,611

Other income:
Other expense, net	––	(12)	(12)
Interest income, net	—	413	413

Total other income	—	401	401

Net (income) loss	$(478)	$3,688	$3,210

Total assets	$7,575	$104,411	$111,986

                Included in total assets in the Other segment are $26.2 million of assets associated with the construction of our 750,000-ton plant.  Segment information on a comparative basis for the three months ended March 31, 2004 are not provided as there were no similar operations related to the Licensing segment.  At that time we operated our business as one segment and such information is presented in our Condensed Consolidated Financial Statements.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

                The following table summarizes certain supplemental cash flow information for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,

	2005	2004

Cash paid for interest	$25	$––
Non-cash transactions:
Payment for services by issuing common stock, warrants or options	237	329
Compensation expense incurred related to issuance of stock, warrants or options to employees and directors	864	—
Reclamation obligation accretion reflected in plant construction in progress	$8	$—

                During the three months ended March 31, 2005, we paid interest of $25,000 related to the demand note which was repaid.  See further discussion in Note 3 –– Long-term Debt.  In addition, we recognized $864,000 of non-cash compensation expense related to options granted to employees and non-employee directors.  See further discussion in Note 4 –– Stock Option Plans.

NOTE 7.  RELATED PARTIES

Royalties

                 We entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through March 31, 2005, we made royalty and license payments totaling $2.2 million, including $1.9 million related to the Cook Inlet Coal licensing agreement, pursuant to the $75.2 million cap reducing the amount payable under the cap to $73.1 million.  In addition, Mr. Theodore Venners our Chairman and CEO, is entitled to 50% of net distributable royalties disbursed from the Koppelman estate.  In December 2004, Mr. Venners entered into a waiver agreement with us under which he agreed to assign his right to certain payments that may become due to him from the estate in connection with the Cook Inlet Coal license arrangement.  In February 2005, we remitted the entire $1.9 million due to the Koppelman estate and the estate remitted Mr. Venners’ portion of $750,000 directly back to us.

Consulting

                We have consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CEO.  We entered into agreements with Venners & Company for the provision of these services at a fixed monthly fee plus certain performance bonuses.  During the three months ended March 31, 2005 and 2004, we expensed $77,000 and $36,000, respectively, in cash for consulting fees and $0 and $5,000, respectively, for reimbursement of expenses incurred related to our business.  Additionally, we issued 4,800 shares of our common stock and paid $25,000 related to bonus compensation pursuant to our arrangement with Venners & Company in 2005 for which expense was recognized in 2004.  For further details of our arrangements with Venners & Company, see our Annual Report filed on Form 10-K for the year ended December 31, 2004.

NOTE 8. SUBSEQUENT EVENTS

Litigation

                On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Utramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement (“Agreement”) to Pegasus Technologies, Ltd. (“Pegasus”) which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  The Agreement provided for the payment of certain minimum royalties.  KFx executed the Agreement along with Pegasus.  The Agreement provided that Pegasus and KFx were both licensees and were jointly and severally liable.  While we were not aware of this dispute until receipt of the Demand for Arbitration, Pegasus has previously refused Ultramax’s claims for the payment of minimum royalties on the basis that the software did not perform as promised.  Ultramax disagrees and claims that the terms of the Agreement have been breached.  Ultramax is claiming damages of up to $4 million.  Even though the arbitration process is at the early stage, we have engaged counsel and have commenced our investigation into the facts surrounding this dispute.  Based upon our preliminary assessment, we believe that we have meritorious defenses and intend to vigorously defend our position.  At the present time, it is not possible to predict the outcome of this arbitration or to estimate the amount of potential damages.

                As with most businesses, there could be other potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

Westcliff Investor Agreement

                On May 5, 2005, we amended and restated certain provisions (the “Project Provisions”) of the Fourth Amended and Restated Rights Agreement (the “Investors Rights Agreement”).  We entered into the Investors Rights Agreement in 2002 with certain investors who invested in several rounds of financings in the spring and summer of that year (the “Investors”).

                The Investors include certain funds and accounts managed by Westcliff Capital Management, LLC.  Richard S. Spencer, one of our directors, is the managing member and principal owner of Westcliff.  A committee of independent members of our Board of Directors unanimously approved the amendment and restatement of the Project Provisions as did the full Board of Directors, excluding Mr. Spencer.

                The original Project Provisions granted the Investors certain rights to develop or participate in K-Fuel commercial projects up to an aggregate annual output capacity of 50 million tons per year, or a maximum of six commercial projects, whichever is greater.  They also granted the Investors the exclusive right to develop commercial projects in India until August 21, 2009, with the possibility of extensions of that term based on milestones to be determined through discussions between the Investors and us, and gave the Investors a right of first refusal to market K-Fuel in the United States under certain circumstances.

                At the time we entered into the Investors Rights Agreement, we were, in effect, a technology licensing company.  The Investors were granted rights to build K-Fuel plants under license and royalty arrangements.  We have revised and restated these rights (now set forth in the “K-Fuel Projects Participation and Development Agreement” rather than as part of the Investors Rights Agreement), to among other things, increase our flexibility to build and operate K-Fuel plants, in addition to licensing our technology to third parties.  The restated provisions will, among other things:

(1)

Preclude Investors from exercising their rights to participate in any commercial project that the we construct, develop or operate or in which we have an equity interest (“Company Projects”) until there are Company Projects in operation or subject to binding contracts for which the aggregate designed or projected annual K-Fuel output capacity is at least 25 million tons of annual capacity;

(2)

clarify the terms of Investors’ participation in Company-initiated and third-party-initiated commercial projects, including limiting the Investors’ rights to participate in any particular project to 15%;

(3)	specify more clearly the license rights Investors will have in connection with developing commercial projects pursuant to an exercise of their rights, including specifying license fees and royalties;

(4)	allow us to obtain a 50% participation in Investor-developed commercial projects (other than in India);

(5)	clarify the Investors’ right to develop projects in India and for the India market, including specifying license fees and royalties for these projects;

(6)	provide procedures for Investors’ exercise of their rights, including requiring communications about commercial projects and potential actions; and

(7)

provide a termination date for the Investors’ rights (20 years after the 25 million ton annual capacity threshold is reached or earlier, if the Investors exercise their rights to 50 million tons of annual capacity).

                At the same time we amended and restated the Project Provisions, we eliminated our obligation under another provision of the Investors Rights Agreement to obtain Investors’ consent before issuing preferred stock or certain other securities.

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

                For additional factors that could affect the validity of our forward-looking statements, you should read our Annual Report on Form 10-K for the year ended December 31, 2004 and the Consolidated Financial Statements contained therein, with particular attention to our Risk Factors.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Trends

                The following discussion and analysis is focused on the events and trends that we believe have the most significant impact on our business.  There continues to be an increase in the price differential between naturally occurring higher Btu compliance coal and Western coal.  This higher-grade coal, in part, establishes the value of K-Fuel, subject to the relative costs of transporting these fuels to market.   This is a key indicator that management follows closely to assess the value of the K-Fuel process.  See our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion related to our anticipated revenue and expense trends; the discussion provided herein serves as an update to that discussion.

                Currently, our operations are focused on developing our technology and the commercial viability of our product.  As a result, we have limited revenues and most of our costs are related to general and administrative expenses.  In December 2004, we entered into a licensing agreement with Cook Inlet Coal LLC pursuant to which Cook Inlet Coal paid us a $7.5 million non-refundable, technology access fee.  We recognize revenue from the Cook Inlet Coal contract as we incur costs associated with the transfer of our technology to Cook Inlet Coal.  We have estimated these costs and have recognized $767,000 in revenue during the three months ended March 31, 2005.  However, as the exact timing of the provision of certain deliverables and incurrence of costs to transfer our technology is unclear, we cannot, at this point, determine how much revenue we will recognize for the next twelve months related to the Cook Inlet Coal agreement.  As more information becomes available, we will re-evaluate the timing of the provision of deliverables and the incurrence of costs.

                In addition, we remitted the entire $1.9 million due to the Koppelman estate related to the Cook Inlet Coal licensing agreement and the estate remitted Mr. Venners’ portion of $750,000 directly back to us, pursuant to Mr. Venner’s assignment agreement.  The net costs of $1.1 million has been deferred and will be amortized at the same ratio as the deferred revenue related to the underlying contract.  As we began recognizing revenue in 2005, we also began amortizing the same proportional amount of deferred costs.

                Effective March 1, 2005, we purchased MR&E, a research engineering and project management firm focused on thermal process engineering, including upgrading and processing of clean coal.  We believe MR&E’s expertise will contribute to the timely completion of our K-Fuel plants, including the 750,000-ton plant, and to future, efficient operations of all of the plants once construction is completed.  In addition, prior to our acquisition of MR&E, they were one of our significant subcontractors.  As a result of the acquisition, we anticipate a cost savings by having people on staff rather than outsourced.  We anticipate that MR&E will continue to provide services to third parties in addition to the services it provides us.  We are still evaluating the impacts on revenue and expenses related to services provided to third parties.

                Throughout 2005, we anticipate experiencing an increase in cash expenditures related to the addition of personnel and the expansion of our operations.  In the future, we plan to own and operate K-Fuel production facilities both domestically and internationally, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties.  As our operations expand, we expect our revenue and cost structure will also expand.

                As previously reported, our 750,000-ton plant is currently under construction and is expected to be completed during the summer of 2005.  Throughout the fourth quarter of 2005, we anticipate testing, commissioning and initial commercial production of the plant.

RESULTS OF OPERATIONS

                As a result of the commencement of revenue recognition related to the Cook Inlet Coal agreement, we have determined that our business has reached a level of development such that segment reporting is appropriate.  We have initially identified two segments: our Licensing segment and Other segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents revenue and costs related to our licensing agreement with Cook Inlet Coal.  The Other segment is comprised of all other operations, including the operations of our wholly owned subsidiary MR&E, which performs consulting services, both to other KFx entities and to third parties.  The majority of the assets associated with the Other segment are those related to construction costs and equipment of the 750,000-ton plant, cash and our patents.  In addition, all intercompany eliminations and transactions flow through this segment.  Our operations are currently conducted principally in the United States.  As our operations expand, we will continue to evaluate how we manage our business and expect to increase the number of segments under which we manage our business to reflect the increasing development of our operations.

                Segment information on a comparative basis for the three months ended March 31, 2004 are not provided as there were no similar operations related to the Licensing segment.  At that time we operated our business as one segment and such information is presented in our Condensed Consolidated Financial Statements.

                Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the results of our operations and relevant trends.  As we operated our business in a single segment in the prior year comparative period, our analysis is focused on overall results.  Discussion of our results related to our segments are presented in the context of our overall results and unless otherwise indicated, relate to our Other segment.

                The following table summarizes our results of operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,

	2005	2004	Increase/ (Decrease)

	(Dollars in thousands, except per share amounts)
Operating revenues:
Contract and license revenue	$767	$13	$754
Consulting revenue	32	—	32

Total revenue	799	13	786
Cost of sales	312	—	312

Gross margin	487	13	474

General and administrative	3,773	989	2,784
Research and development, excluding depreciation and amortization	129	104	25
Depreciation and amortization	196	86	110

Total operating expenses	4,098	1,179	2,919

Operating loss	3,611	1,166	2,445
Total other income	401	118	283

Net loss	$3,210	$1,048	$2,162

Basic and diluted loss per share	$0.05	$0.02	$0.03

Revenue

                Overall, revenue increased $786,000 during the quarter ended March 31, 2005, compared to the same quarter in 2004.  The majority of the increase was in our Licensing segment and was related to the recognition of revenue on the $7.5 million up-front fee paid in December 2004 related to the Cook Inlet Coal agreement.  We recognize revenue on this agreement as we provide certain deliverables defined in the agreement.  Further contributing to the increase in revenue, was revenue earned in March by our Other segment, which represents the operations of MR&E acquired effective March 1, 2005.

Cost of sales

                Cost of sales includes costs to transfer our technology to Cook Inlet Coal, including amortization of deferred royalty costs, salaries and wages of certain personnel and professional fees.  The majority of these costs were incurred in our Licensing segment.

General and Administrative

                The following table summarizes our general and administrative costs for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,

	2005	2004	Increase/ (Decrease)

	(Dollars in thousands)
Employee-related costs	$1,782	$426	$1,356
Professional fees	1,467	300	1,167
Travel and entertainment	158	45	113
Office expense	132	97	35
Insurance	88	67	21
Other	146	54	92

Total general and administrative	$3, 773	$989	$2,784

                Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  Employee-related costs increased $1.4 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The majority of the increase, $835,000, related to non-cash expense for equity compensation.  See Note 4—Stock Option Plans in Item 1 of this report for further discussion.  We also doubled the number of employees, which resulted in an overall increase in employee-related costs.

                Professional fees include legal, audit and accounting, public relations and similar costs.  Professional fees increased $1.2 million for the three months ended March 31, 2005 compared to the same period ended in 2004.  Professional fees related to certain outsourced financial and information technology functions increased $179,000 for the three months ended March 31, 2005.  We recognized $123,000 of additional consulting fees for governmental affairs services.  We paid a related party, Venners & Company, Ltd. $76,000 and $41,000 during the three months ended March 31, 2005 and 2004, respectively for governmental affairs services.  See Note 7—Related Parties in Item 1 of this report for further discussion.  Additionally, we experienced an increase of $577,000 in legal fees during 2005.  The majority of the increase relates to a $300,000 negotiated reduction in legal costs recognized during the three months ended March 31, 2004, which were previously accrued in 2003, primarily related to the defense of the derivative lawsuit filed on our behalf against Westcliff Capital Management, LLC.

                Travel and entertainment costs are primarily comprised of airfare, lodging, and meals.  Our travel and entertainment costs increased $113,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The increase was due to additional employees traveling to the 750,000-ton plant site and increased international travel related to the implementation of the Sasol-Lurgi equipment.

                Office expense includes rent, office supplies, phone and utilities and publications and subscriptions.  Office expense increased $35,000, or 36%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

                Insurance primarily includes costs related to our commercial and liability insurance and our directors and officers insurance.  Insurance increased $21,000, or 31%, for the three months ended March 31, 2005 compared to the same period in 2004.

                Other general and administrative are comprised of expenses that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, repair and maintenance, board of director fees and directors expenses and is reduced by the allocation of expenses to costs of sales in our Licensing segment.  Other costs increased $92,000 for the three months ended March 31, 2005 compared to the same period in 2004.  We recognized an overall increase of $22,000 in small property purchases, recognized reclamation accretion expense of $34,000 related to our reclamation obligation and recognized $30,000 non-cash expense for equity compensation related to members of our Board of Directors.  See Note 4— Stock Option Plans for further discussion.

Research and Development

                The following table summarizes our research and development costs for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,

	2005	2004	Increase/ (Decrease)

	(Dollars in thousands)
Laboratory facilities	$125	$77	$48
Technical and engineering services	4	27	(23)

Total research and development	$129	$104	$25

                Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional fees.  Research and development costs increased $25,000, or 24%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

                Laboratory facilities costs increased $48,000, or 62%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  We recognized increased bonus, salaries and wages of $45,000 due to increased overtime and the hiring of additional laboratory employees during the three months ended March 31, 2005 compared to the same period ended 2004.

                Technical and engineering services are primarily comprised of costs related to consultants to assist us in the development of our technology and the commercial viability of our product.  Technical and engineering services decreased $23,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Depreciation and Amortization

                Depreciation and amortization is comprised of depreciation on our property and equipment and amortization related to our patents.  Depreciation and amortization expense increased $110,000, or 128%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  Depreciation increased by $74,000 in 2005 due to depreciation expense related to new assets placed into service during 2005 and 2004, including MR&E assets acquired in March 2005 and Landrica assets acquired in 2004.  Amortization increased by $36,000 due to the abandonment of certain older patents.  We continue to evaluate our portfolio of international and domestic patents, particularly for older technology, and expect additional abandonments in future periods.

Other Income Expense

                 Other income increased $283,000 for the three months ended March 31, 2005 compared to the same period ended 2004.  We recognized increased interest income of $297,000 due to the increase in our cash balance from $24.2 million as of March 31, 2004 to $73.5 million as of March 31, 2005.

Liquidity And Capital Resources

                Our operations have required and will continue to require investment for research and development of our K-Fuel product and related products, construction of our 750,000-ton plant near Gillette, Wyoming, construction of other large-scale commercial plants and costs to transfer technology to licensees.  We may to continue to incur operating losses for the next several years as we begin operating our 750,000-ton plant and undertake the design, construction and operation of other large-scale commercial plants.  Further, we do not expect to derive a significant amount of cash from plant operations until the plants are fully operational.  We may license our technology to more third parties, which may result in additional sources of cash.  However, we can provide no assurance that we will be able to execute additional licensing agreements.  Historically, we have satisfied our cash requirements primarily through the sale of equity securities.

                At March 31, 2005, our working capital, the amount by which our current assets exceed our current liabilities, was $67.5 million compared to $73.6 million at December 31, 2004, a decrease of $6.1 million.  The decrease in working capital is primarily attributable to $6.1 million spent on our 750,000-ton plant, which represents substantially all of our capital expenditures.  Offsetting this cash outflow are a number of uses and sources of cash related to our on-going operations and proceeds from the exercise of options and warrants.  We anticipate spending an additional $26 million related to the construction of such plant during the remainder of 2005.

                We believe our current cash level is sufficient to support our operations for the next year, complete our 750,000-ton plant and start preliminary site investigation, permitting and similar long-lead-time activities related to other large-scale commercial plants.  During the remainder of 2005, we anticipate adding personnel and other costs related to the expansion of our operations resulting in an increase in cash expenditures.  We believe we will need to obtain additional funding in order to begin constructing other large-scale commercial plants.  We plan to obtain additional capital from time to time as needed through:  (1) proceeds from the exercise of outstanding options and warrants; (2) potential debt and/or equity offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures, and (4) fees from additional licensing of our K-Fuel technology.  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Payment obligations.

                The following table summarizes our future commitments as of March 31, 2005:

	For each of the twelve-month periods ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in thousands)
Operating leases	$472	$404	$397	$371	$365	$122	$2,131
Vehicle loan	10	10	10	9	—	—	39
Purchase commitment obligations:
750,000-ton plant	4,455	—	—	—	—	—	4,455
Other contractual commitments	553	296	180	60	—	—	1,089

Total commitments	$5,490	$710	$587	$440	$365	$122	$7,714

                This table does not include accounts payable or accrued expenses, which are reported in our March 31, 2005 Condensed Consolidated Balance Sheets.  We have included our non-cancelable purchase orders in the 750,000-ton plant commitments.

                We have excluded payments to be made to the Koppelman estate, as we cannot presently determine when such payments will be made since such payments are based upon our receipt of cash for licensing and royalties.  See further discussion of our obligation to pay royalties to the Koppelman estate above in Note 7 –– Related Parties.

                We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases.  Purchase commitments related to our 750,000-ton plant relate to outstanding, non-cancelable purchase orders, primarily for steel and labor costs expected during the construction of our 750,000-ton plant.  Our other contractual commitments include agreements with consultants to advise us on proposed legislation and regulations and advocate our interests before the U.S. Congress and regulatory agencies that extend four of the currently active consulting agreements for periods of 12 to 43 months.  One of the agreements is with a related party, John Venners of Venners & Company.  See Note 7—Related Parties for further discussion.

Historical View

Cash Used in Operating Activities

                Cash used in operating activities were $2.7 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively.  The majority of the cash used in operating activities for the three months ended March 31, 2005 relates to cash utilized in our on-going operations as adjusted for non-cash items and changes in operating assets and liabilities.  The most significant adjustment to net loss to arrive at cash used in operating activities is a $1.1 million adjustment related to non-cash expense generally arising from the (1) extension of exercise period for vested options after the resignation of our former President and Chief Operating Officer; (2) issuance of stock options pursuant to our 2004 option plan which has not been approved by stockholders; and (3) stock and warrants issued for services.

                The majority of the cash used in operating activities for the three months ended March 31, 2004 relates to cash utilized in our on-going operations as adjusted for changes in operating assets and liabilities.  The most significant adjustment to net income relates to the payment of certain invoices related to Sasol-Lurgi and the negotiated reduction in legal fees accrued in 2003 totaling $1.6 million.

Cash Used in Investing Activities

                Cash used in investing activities were $6.0 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively.  The majority of our cash used in investing activities represents cash spent related to our 750,000-ton plant of $6.1 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively.

Cash Provided by Financing Activities

                Cash provided by financing activities during the three months ended March 31, 2005 was $2.8 million compared to $5.2 million for the three months ended March 31, 2004, a decline of $2.4 million.  The decrease is attributable to the $2.2 million less cash raised from the exercises of options and warrants in 2005.  Additionally in March 2005, we repaid the $170,000 unsecured promissory note further reducing our cash provided by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices.  We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities.  Currently, we have no significant foreign operations.  To the extent that we establish significant foreign operations in the future, we may attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate.  We are indirectly exposed to fluctuations in fuel commodity prices.  To the extent that fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel production services.  KFx holds no equity market securities, but is subject to equity market risk relative to its own equity securities.

ITEM 4. CONTROLS AND PROCEDURES

                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

                Changes in Internal Control over Financial Reporting

                There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Utramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement (“Agreement”) to Pegasus Technologies, Ltd. (“Pegasus”) which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  The Agreement provided for the payment of certain minimum royalties.  KFx executed the Agreement along with Pegasus.  The Agreement provided that Pegasus and KFx were both licensees and were jointly and severally liable.  While we were not aware of this dispute until receipt of the Demand for Arbitration, Pegasus has previously refused Ultramax’s claims for the payment of minimum royalties on the basis that the software did not perform as promised.  Ultramax disagrees and claims that the terms of the Agreement have been breached.  Ultramax is claiming damages of up to $4 million.  Even though the arbitration process is at the early stage, we have engaged counsel and have commenced our investigation into the facts surrounding this dispute.  Based upon our preliminary assessment, we believe that we have meritorious defenses and intend to vigorously defend our position.  At the present time, it is not possible to predict the outcome of this arbitration or to estimate the amount of potential damages.

                As with most businesses, there could be other potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                 Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                Not Applicable.

ITEM 5.  OTHER INFORMATION

Westcliff Investor Agreement

                On May 5, 2005, we amended and restated certain provisions (the “Project Provisions”) of the Fourth Amended and Restated Rights Agreement (the “Investors Rights Agreement”).  We entered into the Investors Rights Agreement in 2002 with certain investors who invested in several rounds of financings in the spring and summer of that year (the “Investors”).

                The Investors include certain funds and accounts managed by Westcliff Capital Management, LLC.  Richard S. Spencer, one of our directors, is the managing member and principal owner of Westcliff.  A committee of independent members of our Board of Directors unanimously approved the amendment and restatement of the Project Provisions as did the full Board of Directors, excluding Mr. Spencer.

                The original Project Provisions granted the Investors certain rights to develop or participate in K-Fuel commercial projects up to an aggregate annual output capacity of 50 million tons per year, or a maximum of six commercial projects, whichever is greater.  They also granted the Investors the exclusive right to develop commercial projects in India until August 21, 2009, with the possibility of extensions of that term based on milestones to be determined through discussions between the Investors and us, and gave the Investors a right of first refusal to market K-Fuel in the United States under certain circumstances.

                At the time we entered into the Investors Rights Agreement, we were, in effect, a technology licensing company.  The Investors were granted rights to build K-Fuel plants under license and royalty arrangements.  We have revised and restated these rights (now set forth in the “K-Fuel Projects Participation and Development Agreement” rather than as part of the Investors Rights Agreement), to among other things, increase our flexibility to build and operate K-Fuel plants, in addition to licensing our technology to third parties.  The restated provisions will, among other things:

(1)

Preclude Investors from exercising their rights to participate in any commercial project that the we construct, develop or operate or in which we have an equity interest (“Company Projects”) until there are Company Projects in operation or subject to binding contracts for which the aggregate designed or projected annual K-Fuel output capacity is at least 25 million tons of annual capacity;

(2)

clarify the terms of Investors’ participation in Company-initiated and third-party-initiated commercial projects, including limiting the Investors’ rights to participate in any particular project to 15%;

(3)	specify more clearly the license rights Investors will have in connection with developing commercial projects pursuant to an exercise of their rights, including specifying license fees and royalties;

(4)	allow us to obtain a 50% participation in Investor-developed commercial projects (other than in India);

(5)	clarify the Investors’ right to develop projects in India and for the India market, including specifying license fees and royalties for these projects;

(6)	provide procedures for Investors’ exercise of their rights, including requiring communications about commercial projects and potential actions; and

(7)

provide a termination date for the Investors’ rights (20 years after the 25 million ton annual capacity threshold is reached or earlier, if the Investors exercise their rights to 50 million tons of annual capacity).

                At the same time we amended and restated the Project Provisions, we eliminated our obligation under another provision of the Investors Rights Agreement to obtain Investors’ consent before issuing preferred stock or certain other securities.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.61 (1)	Employment agreement between KFx Inc, and William G. Laughlin
10.62 *	Employment agreement between KFx Inc. and Robert I. Hanfling
10.63 *	K-Fuel® Projects Participation and Development Agreement dated May 5, 2005
10.64 *	First Amendment to Fourth Amended and Restated Investors’ Rights Agreement dated May 5, 2005

*	Filed herewith.
(1)	Document previously filed with the U.S. Securities and Exchange Commission with the Registrant’s Current Report on Form 8-K dated March 9, 2005.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: May 10, 2005	By:	/s/ THEODORE VENNERS

Theodore Venners Chairman of the Board of Directors and Chief Executive Officer

Date: May 10, 2005	By:	/s/ MATTHEW V. ELLEDGE

Matthew V. Elledge Vice President & Chief Financial Officer (Principal financial and Accounting Officer)