Form 10-Q
period 2005-06-30
KFX INC
filed 2005-08-09
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 0-23634

KFX INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1079971
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

55 Madison Street, Suite 500 Denver, Colorado	80206
(Address of Principal Executive Offices)	(Zip Code)

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

On August 4, 2005, there were 65,854,708 shares of the registrant’s common stock, $.001 par value, outstanding.

KFX INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KFX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)

	June 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$62,101	$79,381
Receivable from related party	—	750
Current portion of note receivable	320	334
Prepaid expenses	568	167
Other current assets	116	44

Total current assets	63,105	80,676
Restricted cash	3,400	3,400
Plant construction in progress	35,205	20,094
Property and equipment, net of accumulated depreciation	4,384	3,427
Patents, net of accumulated amortization	1,154	1,229
Note receivable, less current portion	1,666	1,810
Deferred royalty cost, less current portion	1,464	1,633
Other assets	87	35

Total assets	$110,465	$112,304

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,540	$2,657
Accrued liabilities	5,114	4,217
Current maturity of long-term liabilities	128	199

Total current liabilities	6,782	7,073
Deferred revenue, less current portion	6,760	7,538
Reclamation obligation	3,485	3,400
Deferred rent and other liabilities, less current portion	315	33

Total liabilities	17,342	18,044

Stockholders’ equity:
Preferred stock, $.001 par value, 20 million shares authorized; none issued	—	—
Common stock, $.001 par value, 120 million shares authorized; 65,850 and 64,837 shares issued and outstanding, respectively	66	65
Additional paid-in capital	228,483	222,752
Accumulated deficit	(135,426)	(128,557)

Total stockholders’ equity	93,123	94,260

Total liabilities and stockholders’ equity	$110,465	$112,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Operating revenues:
License revenue	$10	$—	$777	$—
Consulting revenue	44	5	76	17

Total revenue	54	5	853	17
Cost of sales	39	––	351	—

Gross margin	15	5	502	17

Operating expenses:
General and administrative	2,717	1,388	6,269	2,375
Mine and plant operating	865	—	1,086	—
Research and development, excluding depreciation and amortization	469	172	598	275
Depreciation and amortization	158	94	354	181
Asset impairment	—	45	—	45

Total operating expenses	4,209	1,699	8,307	2,876

Operating loss	4,194	1,694	7,805	2,859

Other income (expense):
Other income (expense), net	2	181	(10)	181
Interest income, net	533	116	946	233

Total other income	535	297	936	414

Net loss	$3,659	$1,397	$6,869	$2,445

Basic and diluted net loss per common share	$0.06	$0.03	$0.10	$0.04

Weighted-average common shares outstanding	65,743	55,518	65,447	54,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

	Common Stock		Additional Paid-in	Accumulated

	Shares	Amounts	Capital	Deficit	Total

Balance at December 31, 2004 (audited)	64,837	$65	$222,752	$(128,557)	$94,260
Common stock issued on exercise of options and warrants	967	1	4,109	—	4,110
Common stock and warrants issued for services	19	—	474	—	474
Compensation expense related to directors and employees	27	—	1,148	—	1,148
Net loss	—	—	—	(6,869)	(6,869)

Balance at June 30, 2005	65,850	$66	$228,483	$(135,426)	$93,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,

	2005	2004

Operating activities:
Net loss	$(6,869)	$(2,445)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock, warrants and options issued for services and compensation	1,622	622
Depreciation and amortization	354	181
Asset impairment	—	45
Asset retirement obligation accretion	69	—
Write-down of accounts and other receivables	—	26
Other	(1)	18
Changes in operating assets and liabilities:
Receivable from related party	750	—
Prepaids and other assets	(359)	(5)
Deferred revenue and other current obligations	(746)	(9)
Accounts payable and accrued liabilities	(1,542)	(1,154)

Cash used in operating activities	(6,722)	(2,721)

Investing activities:
Purchases of plant construction in progress	(13,685)	(4,682)
Purchases of property and equipment	(351)	—
Cash paid on acquisition of business, net of cash acquired	(574)	(523)
Increase in restricted cash	—	(2,729)
Collections on notes receivable	159	173
Patent acquisition and pending patent applications	(42)	(41)

Cash used in investing activities	(14,493)	(7,802)

Financing Activities:
Proceeds from exercise of options and warrants	4,110	15,708
Proceeds from issuance of common stock	—	1,995
Payments on notes payable	(175)	(4)

Cash provided by financing activities	3,935	17,699

(Decrease) increase in cash and cash equivalents	(17,280)	7,176
Cash and cash equivalents, beginning of period	79,381	23,701

Cash and cash equivalents, end of period	$62,101	$30,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel™and K-Fuel Plus™refer to our patented process and technology, which are owned by KFX Inc. and licensed to our wholly owned subsidiary, K-Fuel LLC.

NOTE 1.  BASIS OF PRESENTATION

                These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted.

                Reclassification.  Subsequent to the issuance of the June 30, 2004 Form 10-Q, we determined that certain of our liabilities associated with the acquisition of construction work in progress were incorrectly reflected as cash outflows for operating activities and cash inflows for investing activities.  Management has concluded that the error was not material to the condensed consolidated financial statements, and accordingly, the prior period presented has been corrected by decreasing net cash used in operating activities and increasing net cash used in investing activities by $751,000 and disclosing a non-cash activity of the same amount. For further discussion, see Note 6 – Supplemental Cash Flow Information. We made certain other reclassifications to prior balances to conform to the current presentation.

                In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows as of June 30, 2005 and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.  The condensed consolidated results of operations for the three and six month period ended June 30, 2005 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

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

                Asset retirement cost and obligation.   The fair value of our retirement obligation is to be recorded as a liability with an equivalent amount added to the asset cost and depreciated over an appropriate period.  The liability is then accreted over time by applying an interest method of allocation to the liability.  We began accreting our liability in 2005.  As a result, amounts reflected in Restricted Cash in our Condensed Consolidated Balance Sheets, which serves as collateral pledged toward our reclamation liability assessed by the Wyoming Department of Environmental Quality, or DEQ, will no longer equal the amount reflected in the liability.  Periodically, the DEQ may require us to pledge additional cash collateral or we may be allowed to un-restrict this cash as the case may be.  As the DEQ adjusts their amount of required collateral, we will adjust our reclamation obligation accordingly, which may result in additional restricted cash or the reversal of previously restricted cash.

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

                Had compensation expense for our stock options granted to employees been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, our pro forma net loss and net loss per share would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share amounts)
Net loss, as reported	$3,659	$1,397	$6,869	$2,445
Less: Stock-based employee compensation expense included in reported net loss	(283)	(50)	(1,148)	(100)
Total stock-based employee compensation expense determined under fair value-based method for all awards	$3,536	$1,364	$6,491	$1,589

Pro forma net loss	$6,912	$2,711	$12,212	$3,934

Basic and diluted net loss per share, as reported	$0.06	$0.03	$0.10	$0.04
Pro forma basic and diluted net loss per share	$0.11	$0.05	$0.19	$0.07

                See Note 4 – Stock Option Plans for further discussion of activity in our plans during the six months ended June 30, 2005.   For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Weighted-average:
Risk free interest rate	3.81%	4.43%	3.67%	4.11%
Expected option life (years)	4.5	7.0	4.6	7.0
Expected volatility	60%	70%	67%	70%
Expected dividends	None	None	None	None

                The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future periods because the number of future shares to be issued is not known and assumptions used to determine fair value vary significantly.

                Net loss per common share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares actually outstanding, except for instances in which there is a net loss. Our incremental potential common shares outstanding for the three and six months ended June 30, 2005 and 2004 were 20.2 million and 18.4 million, respectively.  Our incremental potential common shares are comprised of stock options and warrants outstanding, with a right to purchase our common stock.  All potential common shares outstanding have been excluded from the diluted net loss per common share calculation because the impact of such inclusion on a net loss would be anti-dilutive.

                Recent Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 123R, “Share-Based Payment,” or SFAS 123R.  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Effective April 2005, the Securities and Exchange Commission extended the implementation date to the beginning of a registrant’s next fiscal year beginning after June 15, 2005.  As a result, we will not be required to implement SFAS 123R until the quarter ended March 31, 2006.  We are still evaluating the impacts of adopting SFAS 123R upon our financial position and results of operations.  Based upon preliminary evaluations, we anticipate that adoption will result in significant non-cash expense due to the number of unvested stock options outstanding.

NOTE 2.  ACQUISITIONS

MR&E LLC

                MR&E LLC is a research, engineering and project management firm focused on thermal process engineering, including the upgrading and processing of clean coal.  We decided to acquire MR&E LLC due to its significant expertise in thermal process engineering.  We believe its expertise will contribute to the timely completion of our K-Fuel plants, including the 750,000-ton plant, and to future efficient operations of all of the plants once construction is completed.  In addition, prior to our acquisition of MR&E LLC, it was one of our significant subcontractors.  As a result of the acquisition, we anticipate a cost savings by employing MR&E personnel rather than paying consulting rates for their services.  We acquired all of the outstanding membership interests of MR&E LLC effective March 1, 2005 for cash of $500,000 plus additional working capital consideration of $156,000.  The operations of MR&E LLC have been included in our financial statements as of the effective purchase date of March 1, 2005.

                The purchase price allocation has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available.  During the three months ended June 30, 2005 the preliminary purchase price allocation has been adjusted to reflect an adjusted valuation of certain property, plant and equipment.  Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition (dollars in thousands):

Cash	$83
Other current and long-term assets	219
Property, plant and equipment	463

Total assets acquired	765

Less: Liabilities assumed	109

Net purchase price	$656

                Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share amounts)
Revenue	$54	$133	$906	$215
Net Loss	$3,659	$1,307	$6,942	$2,464
Basic and diluted loss per share	$0.06	$0.02	$0.11	$0.05

                These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of January 1, 2004, nor are they necessarily indicative of the results of future operations.

Landrica

                On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company from Wyodak Development Corporation for cash of $523,000 and assumption of a reclamation liability of $2.7 million.  Landrica owns a coalmine and related assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.  Our laboratory facility and our 750,000-ton plant under construction are both located on Landrica property.  We plan to use the purchased facilities and mine the coal reserves in the operation of our 750,00-ton plant.    The results of Landrica have been included in the condensed consolidated financial statements from the date of acquisition.  Since Landrica was not operating the mine, the operating results, including revenue and net income, were insignificant.  Therefore, pro-forma results as if the acquisition had occurred at the beginning of the respective period are not presented.

NOTE 3.  LONG-TERM DEBT AND OTHER LIABILITIES

                In March 2005, we repaid the $170,000 unsecured promissory note, plus accrued interest of $25,000.  Such note bore interest at 7% and was due upon demand.  During the three months ended June 30, 2005, we entered into a capital lease agreement for office equipment and incurred a long-term obligation in the amount of $67,000.

NOTE 4.  STOCK OPTION PLANS

                In December 2004, we granted 86,000 options pursuant to the 2004 Plan to a new officer.  In addition, during the three months ended March 31, 2005, we granted an additional 100,000 options pursuant to the 2004 Plan to two new directors.  Our stockholders approved the 2004 Plan on June 21, 2005.  Prior to the approval, we were required to mark the options to market at intervening dates until the plan was approved reflecting the excess of the fair value of the underlying stock over the exercise price of the options granted.  To the extent that expense had been previously recognized and the fair value declined, compensation expense could be reduced to the point at which the exercise price was equal to the fair value.  We recognized compensation expense of $53,000 and $97,000 related to the 86,000 options granted in 2004 for the three and six months ended June 30, 2005, respectively.  The compensation expense is reflected in general and administrative expenses in our Condensed Consolidated Statement of Operations.  In addition, we recorded $62,000 and $92,000 of compensation expense related to the 100,000 options granted in 2005 during the three and six months ended June 30, 2005, respectively.   This compensation cost is also reflected in general and administrative expenses in our Condensed Consolidated Statement of Operations.  Lastly, we recorded compensation expense related to the vesting of restricted stock grants to certain employees of $101,000 and $125,000 for the three and six months ended June 30, 2005, respectively.

                In June 2005, we granted 80,000 options to non-employee directors, 250,000 options to our Chief Executive Officer and 120,000 options to a key employee pursuant to the 2004 Plan.  As the number of options and exercise price are fixed and the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant, there is no compensation expense associated with these options.  The options granted to non-employee directors vested immediately.  The 120,000 options granted to a key employee vest pro-rata at 20% per year beginning June 2006.  The 250,000 options granted to our Chief Executive Officer, vest 20% immediately and 20% per year beginning June 2006.

                Additionally in June of 2005, we granted another 250,000 options to our Chief Executive Officer pursuant to the 2004 Plan.  These options do not begin to vest until certain operational criteria related to our 750,000-ton plant are met and will vest 20% on the achievement date and 20% annually after the achievement date.  As these options contain a contingency, the achievement of certain performance criteria, the measurement date is not fixed.  Consequently, we are required to mark the options to market at intervening dates until, or if, the performance criteria are met, reflecting the excess of the fair value of the stock over the exercise price of the options.  To the extent that expenses have been previously recognized and the fair value declines, the compensation expense can be reduced to the point at which the exercise price is equal to the fair value.  As a result for the three and six months ended June 30, 2005, we recognized $68,000 of compensation expense, which is reflected in our general and administrative expense in our Condensed Consolidated Statement of Operations.

                In February 2005, the Committee voted to extend the exercise period for vested options for a period of 90 days after the resignation of our former President and Chief Operating Officer.  As a result of this extension, we recorded additional general and administrative expense of $906,000 in 2005 related to the extension of 120,000 options.  The expense represents the difference between the fair market value of the underlying stock on the date the extension was granted and the exercise price.  When our former President and Chief Operating Officer resigned, he forfeited 480,000 options and 80,000 shares of restricted stock.

                In February 2005, we granted a total of 1,000,000 options to our new President and Chief Operating Officer.  All of the options are considered inducement options as defined by the American Stock Exchange, and were not issued pursuant to one of our stock option plans. These options vest 20% per year beginning in January 2006.  The Committee has the option to terminate 400,000 options at any time prior to January 2006.  As the number of options and exercise price are fixed and the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant, there is no compensation expense associated with these options.  Pursuant to the option agreement, we are required to register such options the next time we register shares for any other purpose.  Additionally, in March 2005, the Committee approved the grant of 100,000 shares of restricted stock from the 2002 Plan to our new President and Chief Operating Officer.  Such stock grant vests 20% per year beginning January 2006.  Lastly, in March 2005, we granted 300,000 options to our new Senior Vice President and General Counsel from the 2002 Plan.  The options vest 20% annually beginning in March 2006.

                We granted an additional 100,000 stock options during the three months ended March 31, 2005 to other employees with exercise prices that were equal to the fair market value of our common stock on the date of grant.

NOTE 5.  SEGMENTS

                As a result of the commencement of revenue recognition related to the Cook Inlet Coal LLC license agreement, we have determined that our business has reached a level of development such that segment reporting is appropriate.  We have initially identified two segments: our Licensing segment and Other segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents  revenue and costs related to our licensing agreement with Cook Inlet Coal LLC and another less significant agreement.  We recognize revenue related to the Cook Inlet Coal LLC agreement as we incur cost associated with the transfer of our technology to Cook Inlet Coal LLC.  As Cook Inlet Coal LLC is still in the process of determining the location and design of their plant, we do not know the exact timing of the provision of certain deliverables as defined in our agreement nor the timing of revenue recognition.  The Other segment is comprised of all other operations including the operation of our wholly owned subsidiary MR&E LLC, which performs consulting services, both to other KFx entities and to third parties.  The majority of the assets associated with the Other segment are those related to construction costs and equipment of the 750,000-ton plant, cash and our patents.  In addition, all intercompany eliminations and transactions flow through this segment.  Our operations are currently conducted principally in the United States.  As our operations expand, we will continue to evaluate how we manage our business and expect to increase the number of segments under which we manage our business to reflect the increasing development of our operations.

                The following table summarizes the results of operations by segment for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005

	Licensing	Other	Total	Licensing	Other	Total

	(Dollars in thousands)
Operating revenues:
License revenue	$10	$—	$10	$777	$—	$777
Consulting revenue	—	44	44	—	76	76

Total revenue	10	44	54	777	76	853
Cost of Sales	2	37	39	256	95	351

Gross margin	8	7	15	521	(19)	502

Operating expenses:
General and administrative	1	2,716	2,717	1	6,268	6,269
Mine and plant operating	—	865	865	—	1,086	1,086
Research and development, excluding depreciation and amortization	—	469	469	—	598	598
Depreciation and amortization	—	158	158	—	354	354

Total operating expense	1	4,208	4,209	1	8,306	8,307

Operating (income) loss	(7)	4,201	4,194	(520)	8,325	7,805

Other income:
Other income (expense), net	—	2	2	—	(10)	(10)
Interest income, net	—	533	533	—	946	946

Total other income	—	535	535	—	936	936

Net (income) loss	$(7)	$3,666	$3,659	$(520)	$7,389	$6,869

Total assets				$1,633	$108,832	$110,465

                Included in total assets in the Other segment as of June 30, 2005 are $35.2 million of assets associated with the construction of our 750,000-ton plant.  Segment information on a comparative basis for the three and six months ended June 30, 2004 is not provided as there were no similar operations related to the Licensing segment.  At that time we operated our business as one segment and such information is presented in our Condensed Consolidated Financial Statements.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

                The following table summarizes certain supplemental cash flow information for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Cash paid for interest	$—	$—	$25	$––
Non-cash transactions:
Payment for services by issuing common stock, warrants or options	237	243	474	522
Capital lease, deferred rent obligation and accrued purchases of plant construction in progress	408	(199)	1,766	(699)
Compensation expense incurred related to issuance of stock, warrants or options to employees and directors	283	50	1,148	100
Reclamation obligation accretion reflected in plant construction in progress	$9	$—	$17	$—

                During the six months ended June 30, 2005, we paid interest of $25,000 related to the demand note, which was repaid.  See further discussion in Note 3 –– Long-term Debt and Other Liabilities.  During the three months ended June 30, 2005, we entered into a capital lease agreement for office equipment and deferred rent obligation for leasehold improvements in our new office space totaling $356,000.  During the three and six months ended June 30, 2005 we experienced an increase in our accrued liabilities related to our plant construction in progress in the amount of $52,000 and $1.4 million, respectively.  During the three and six months ended June 30, 2005, we recognized $283,000 and $1.1 million respectively, of non-cash compensation expense related to options granted to employees and non-employee directors. For further discussion, see Note 4 –– Stock Option Plans.

                During the six months ended June 30, 2004, we incurred a note payable obligation of $52,000 on the purchase of a vehicle.  In addition we recognized $622,000 of non-cash compensation expense related to options granted to non-employee directors.  During the three and six months ended June 30, 2004 we experienced a decrease in our accrued liabilities related to our plant construction in progress in the amount of $199,000 and $751,000, respectively.

NOTE 7.  RELATED PARTIES

Royalties

                 We entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through June 30, 2005, we made royalty and license payments totaling $2.2 million, including $1.9 million related to the Cook Inlet Coal licensing agreement, reducing the amount payable under the cap to $73.0 million.  In addition, Mr. Theodore Venners our Chairman and CEO, is entitled to 50% of net distributable royalties disbursed from the Koppelman estate.  In December 2004, Mr. Venners entered into a waiver agreement with us under which he agreed to assign his right to certain payments that may become due to him from the estate in connection with the Cook Inlet Coal license arrangement.  In February 2005, we remitted the entire $1.9 million due to the Koppelman estate and the estate remitted Mr. Venners’ portion of $750,000 directly back to us.

Consulting

                We have consulting agreements with Venners & Company Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CEO.  We entered into agreements with Venners & Company for the provision of these services at a fixed monthly fee plus certain performance bonuses.  During the six months ended June 30, 2005 and 2004, we expensed $153,000 and $90,000, respectively, in cash for consulting fees and $0 and $10,000, respectively, for reimbursement of expenses incurred related to our business.  During the three months ended June 30, 2005 and 2004, we expensed $77,000 and $54,000, respectively, in cash for consulting fees and $0 and $5,000, respectively, for reimbursement of expenses incurred related to our business.  Additionally, we issued 4,800 shares of our common stock and paid $25,000 related to bonus compensation pursuant to our arrangement with Venners & Company in 2005 for which expense was recognized in 2004.  For further details of our arrangements with Venners & Company, see our Annual Report filed on Form 10-K for the year ended December 31, 2004.

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

                The original Project Provisions granted the Investors certain rights to develop or participate in K-Fuel commercial projects up to an aggregate annual output capacity of 50 million tons per year, or a maximum of six commercial projects, whichever is greater.  The original provisions also granted the Investors the exclusive right to develop commercial projects in India until August 21, 2009, with the possibility of extensions of that term, and gave the Investors a right of first refusal to market K-Fuel in the United States under certain circumstances.

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

(1)

Preclude the Investors from exercising their rights to participate in any commercial project that we construct, develop or operate or in which we have an equity interest (“Company Projects”) until there are Company Projects in operation or subject to binding contracts for which the aggregate designed or projected annual K-Fuel output capacity is at least 25 million tons;

(2)

clarify the terms of the Investors’ participation in Company-initiated and third-party-initiated commercial projects, including limiting the Investors’ rights to participate in any particular project to 15%;

(3)

specify more clearly the license rights the Investors will have in connection with developing commercial projects pursuant to an exercise of their rights, including specifying license fees and royalties;

(4)	allow us to obtain a 50% participation in Investor-developed commercial projects (other than in India);

(5)	clarify the Investors’ right to develop projects in India and for the India market, including specifying license fees and royalties for these projects;

(6)	provide procedures for the Investors’ exercise of their rights, including requiring communications about commercial projects and potential actions; and

(7)

provide a termination date for the Investors’ rights (20 years after the 25 million ton annual capacity threshold is reached or earlier, if the Investors exercise their rights to 50 million tons of annual capacity).

                At the same time we amended and restated the Project Provisions, we eliminated our obligation under another provision of the Investors Rights Agreement that required us to obtain the Investors’ consent before issuing preferred stock or certain other securities.

NOTE 8.  COMMITMENTS AND CONTINGENT LIABILITIES

Litigation/Arbitration

                On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Ultramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement (“Agreement”) to Pegasus Technologies, Ltd. (“Pegasus”) in which we owned a majority interest at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  The Agreement provided for the payment of certain minimum royalties.  KFx executed the Agreement along with Pegasus.  The Agreement provided that Pegasus and KFx were both licensees and were jointly and severally liable.  While we were not aware of this dispute until receipt of the Demand for Arbitration, Pegasus has previously refused Ultramax’s claims for the payment of minimum royalties on the basis that the software did not perform as promised.  Ultramax disagrees and claims that the terms of the Agreement have been breached.  Ultramax is claiming damages of up to $4 million.  Even though the arbitration process is at the early stage, we have engaged counsel and have commenced our investigation into the facts surrounding this dispute.  Based upon our preliminary assessment, we believe that we have meritorious defenses and intend to vigorously defend our position.  In addition, Pegasus has indemnified us against any losses relating to the Ultramax claim.  At the present time, it is not possible to predict the outcome of this arbitration.

                As with most companies, there could be other potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel™and K-Fuel Plus™refer to our patented process and technology, which are owned by KFX Inc. and licensed to our wholly owned subsidiary, K-Fuel LLC.

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

                For additional factors that could affect the validity of our forward-looking statements, please read our Annual Report on Form 10-K for the year ended December 31, 2004 and the Consolidated Financial Statements contained therein, with particular attention to our Risk Factors.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent Developments

                We have entered into an amended and restated investor rights agreement with Westcliff Capital Management, LLC, of which Richard Spencer, one of our directors, is the managing member.  The revised agreement primarily clarifies a number of provisions that were left undetermined in the previous agreements.  For further discussion, see Note 7 – Related Parties in our condensed consolidated financial statements.

Trends

                The following discussion and analysis is focused on the events and trends that we believe have the most significant impact on our business.

                There is a price differential between naturally occurring higher Btu compliance coal and Western coal.  This higher-grade Btu compliance coal and the associated pollution reduction benefits, in part, establishes the value of K-Fuel, subject to the relative costs of transporting these fuels to market.  This is a key indicator that management follows closely to assess the market value of the K-Fuel process.  See our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion related to our anticipated revenue and expense trends; the discussion provided herein serves as an update to that discussion.

                Currently, our operations are focused on implementing our technology and demonstrating the commercial viability of our product.  As a result, we have limited revenues and most of our costs are related to general and administrative expenses.  In December 2004, we entered into a licensing agreement with Cook Inlet Coal LLC pursuant to which Cook Inlet Coal paid us a $7.5 million non-refundable, technology access fee.  We recognize revenue from the Cook Inlet Coal contract as we incur costs associated with the transfer of our technology to Cook Inlet Coal.  We have estimated these costs and have recognized $777,000 in revenue during the six months ended June 30, 2005.  As Cook Inlet Coal is still in the process of determining the location and design of their plant, the exact timing of the provision of certain deliverables as defined in our agreement and incurrence of costs to transfer our technology is unclear.  We cannot, at this point, determine how much revenue we will recognize for the next twelve months related to the Cook Inlet Coal agreement.  As more information becomes available, we will re-evaluate the timing of the provision of deliverables and the incurrence of costs.

                Effective March 1, 2005, we purchased MR&E LLC a research engineering and project management firm focused on thermal process engineering, including upgrading and processing of clean coal.  We believe MR&E’s expertise will contribute to the timely completion of our K-Fuel plants, including the 750,000-ton plant, and to future, efficient operations of all of the plants once construction is completed.  In addition, prior to our acquisition of MR&E, it was one of our significant subcontractors.  As a result of the acquisition, we have seen cost savings by employing MR&E personnel rather than paying consulting rates for their services.  We anticipate MR&E will provide limited services to third parties, as the focus of their operations have and will be on the completion and operation of our 750,000-ton plant.  However, we are still evaluating the impacts on revenue and expenses related to potential services they may provide to third parties.

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

                As previously reported, our 750,000-ton plant is currently under construction and is expected to be completed during the summer of 2005.  During the fourth quarter of 2005, we anticipate completing the testing and commissioning of the plant, and commencing commercial production.  We are evaluating our exposure to commodity risk of natural gas.  At this time we are unable to fully determine the impact changes in the price of natural gas will have on our operations.  However, to reduce our future exposure to natural gas prices we are permitting a coal-fired boiler to replace the currently installed natural gas-boiler at our 750,000-ton plant.

RESULTS OF OPERATIONS

                As a result of the commencement of revenue recognition related to the Cook Inlet Coal agreement, we have determined that our business has reached a level of development such that segment reporting is appropriate.  We have initially identified two segments: our Licensing segment and our Other segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents revenue and costs related to our licensing agreement with Cook Inlet Coal.  The Other segment is comprised of all other operations, including the operations of our wholly owned subsidiary MR&E LLC, which performs consulting services, both to other KFx entities and to third parties.  The majority of the assets associated with the Other segment are those related to construction costs and equipment of the 750,000-ton plant, cash and our patents.  In addition, all intercompany eliminations and transactions flow through this segment.  Our operations are currently conducted principally in the United States.  As our operations expand, we will continue to review how we manage our business and expect to increase the number of segments under which we evaluate our operations.

                Segment information on a comparative basis for the three and six months ended June 30, 2004 is not provided as there were no similar operations related to the Licensing segment.  At that time we operated our business as one segment and such information is presented in our Condensed Consolidated Financial Statements.

                Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the results of our operations and relevant trends.  As we operated our business in a single segment in the prior year comparative periods, our analysis is focused on overall results.  Discussions of our results related to our segments are presented in the context of our overall results and unless otherwise indicated, relate to our Other segment.

                The following table summarizes our results of operations for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)

	(Dollars and shares in thousands, except per share amounts)

Operating revenues:
License revenue	$10	$—	$10	$777	$—	$777
Consulting revenue	44	5	39	76	17	59

Total revenue	54	5	49	853	17	836
Cost of sales	39	—	39	351	—	351

Gross margin	15	5	10	502	17	485

General and administrative	2,717	1,388	1,329	6,269	2,375	3,894
Mine and plant operating	865	—	865	1,086	—	1,086
Research and development, excluding depreciation and amortization	469	172	297	598	275	323
Depreciation and amortization	158	94	64	354	181	173
Asset impairment	—	45	(45)	—	45	(45)

Total operating expenses	4,209	1,699	2,510	8,307	2,876	5,431

Operating loss	4,194	1,694	2,500	7,805	2,859	4,946
Total other income	535	297	238	936	414	522

Net loss	$3,659	$1,397	$2,262	$6,869	$2,445	$4,424

Basic and diluted loss per share	$0.06	$0.03	$0.03	$0.10	$0.04	$0.06

Revenue

                Overall, revenue increased $49,000 and $836,000 during the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  The majority of the increase was in our Licensing segment and was related to the recognition of revenue on the $7.5 million up-front fee received in December 2004 from Cook Inlet Coal.  We recognized $10,000 and $777,000 for the three and six months ended June 30, 2005, respectively.  Further contributing to the increase in revenue, was services provided to third parties during the year by our Other segment, which represents the operations of MR&E LLC acquired effective March 1, 2005.

Cost of sales

                Cost of sales includes costs to transfer our technology to Cook Inlet Coal, including amortization of deferred royalty costs, salaries and wages of certain personnel and professional fees.   Overall, cost of sales increased $39,000 and $351,000, during the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.  The majority of these costs were incurred in our Other segment during the three months ended June 30, 2005 and in our Licensing segment during the six months ended June 30, 2005.

General and Administrative

                The following table summarizes our general and administrative costs for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)

	(Dollars in thousands)

Employee-related costs	$1,168	$673	$495	$2,943	$1,099	$1,844
Professional fees	1,008	446	562	2,339	746	1,593
Travel and entertainment costs	228	38	190	382	83	299
Office expense	111	101	10	179	197	(18)
Insurance	98	77	21	186	144	42
Other	104	53	51	240	106	134

Total general and administrative	$2,717	1,388	1,329	6,269	2,375	3,894

                Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes, education and training.  Employee-related costs increased $495,000 and $1.8 million for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  Much of the increase for the three and six months ended June 30, 2005 can be attributed to the increase in the number of employees at our corporate and plant offices and from the acquisition of MR&E LLC.  Additionally, we recognized non-cash expense for equity compensation in the amount of $221,000 and $1.1 million for the three and six months ended June 30, 2005, respectively.  For further discussion, see Note 4 — Stock Option Plans in our condensed consolidated financial statements.

                Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  Professional fees increased $562,000 and $1.6 million for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  These increases are primarily attributable to the following:

•	increases of $117,000 and $159,000 in consulting fees relating to business strategy plans and other consulting services for the three and six months ended June 30, 2005;
•	increases of $102,000 and $160,000 in outsourced fees for public relations work for the three and six months ended June 30, 2005;
•	increases of $56,000 and $235,000 of additional consulting fees for governmental affairs services for the three and six months ended June 30, 2005; and
•	increases of $198,000 and $774,000 in legal fees during three and six months ended June 30, 2005.

                During the six months ended June 30, 2004 we negotiated a $521,000 reduction in legal costs, which were previously accrued in 2003, primarily related to the defense of the derivative lawsuit filed on our behalf against Westcliff Capital Management, LLC.  This reduction caused legal fee expenses recognized during the six months ended June 30, 2004 to be less than $0. Therefore, we expected a significant increase in the comparative period. We also recognized an increase in legal fees related to the Westcliff Capital Management Investor Agreement and the MR&E LLC acquisition in 2005.  We paid a related party, Venners & Company Ltd., $77,000 and $54,000 during the three months ended June 30, 2005 and 2004, respectively, for governmental affairs services.  We paid a related party, Venners & Company Ltd., $153,000 and $90,000 during the six months ended June 30, 2005 and 2004, respectively, for governmental affairs services.  For further discussion, see Note 7—Related Parties in our condensed consolidated financial statements.

                Travel and entertainment costs are primarily comprised of airfare, lodging, and meals.  Our travel and entertainment costs increased $190,000 and $299,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  The increase was due to additional non-plant related employees and management traveling to the 750,000-ton plant site and increased international travel related to visits to Sasol-Lurgi facilities and other business development opportunities.

                Office expense includes payments made for rent, office supplies, phone service, utilities, publications, and subscriptions.  Office expense increased $10,000 and decreased $18,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  In June 2005 we expanded our office space and thus increased our rent expense; therefore, we expect these expenses to be higher than the comparative periods for the remainder of 2005.

                Insurance primarily includes costs related to our commercial and general liability insurance and our directors and officers insurance.  Insurance increased $21,000 and $42,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  The increase can be attributed to an overall increase in director and officer insurance when compared to the same period in 2004.

                Other general and administrative costs are comprised of expenses that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, repair and maintenance, director fees and director expenses.  Other costs increased $51,000 and increased $134,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.

Mine and Plant Operating

                Mine and plant operating costs include payments associated with the reopening of our coalmine in Gillette, Wyoming, such as: short-lived improvements to the pit roads, burden removal, security, and other mining costs.  Plant operating costs include pre-operating expenses incurred by our wholly own subsidiary, MR&E LLC, to begin operation at our 750,000-ton plant, such as: hiring personnel, establishing health and safety plans, environmental compliance plans, operating manual procedures and other administrative costs associated with plant operations.  Mine and plant costs were $865,000 and $1.1 million for the three and six months ended June 30, 2005.  We expect these costs to increase as we approach commercial production at our 750,000-ton plant.

Research and Development

                The following table summarizes our research and development costs for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)

	(Dollars in thousands)

Laboratory facilities	$178	$74	$104	$302	$150	$152
Technical and engineering services	291	98	193	296	125	171

Total research and development	$469	172	297	598	275	323

                     Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional fees.  Research and development costs increased $297,000 and $323,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.

                Laboratory facilities costs increased $104,000 and $152,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  The majority of the increase for the six months ended June 30, 2005 can be attributed to an increase in the number of employees and related overhead in our laboratory facilities at our Gillette, Wyoming plant site. Increased activity at our laboratory is indicative of coal testing for future plant sites, potential joint ventures and other opportunities.

                Technical and engineering services are primarily comprised of costs related to the development of K-Fuel and other technologies and pre-commercial feasibility costs for future plant sites. Technical and engineering services increased $193,000 and $171,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  The majority of the increase for the six months ended June 30, 2005 can be attributed to an increase in new technology development, feasibility studies and future large scale plant sites.  We expect these costs to increase, as we develop our technology, analyze future plant sites and assess commercial applications for our technology.

Depreciation and Amortization

                Depreciation and amortization is comprised of depreciation on our property and equipment and amortization related to our patents.  Depreciation and amortization expense increased $64,000 and $173,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  Depreciation expense was $131,000 and $293,000 for the three and six months ended June 2005.  The increase from 2004 is primarily attributable to new assets placed into service during 2005 and late in the second quarter of 2004, including MR&E LLC assets acquired in March 2005 and Landrica assets acquired in May 2004.  Amortization expense was $27,000 and $61,000 during the three and six months ended June 30, 2005, respectively.  We continue to evaluate our portfolio of international and domestic patents, particularly for older technology, and expect to abandon patents on non-productive technology in future periods.

Other Income Expense

                 Other income increased $238,000, and $522,000 for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively.  We recognized interest income of $533,000 and $946,000 for the three and six months period ended June 30, 2005, respectively.  The increase in interest income can be attributed to the increase in our cash balance from $30.9 million as of June 30, 2004 to $62.1 million as of June 30, 2005.

Liquidity And Capital Resources

                Our operations have required and will continue to require investment for research and development of our K-FuelTM product and related products, construction of our 750,000-ton plant near Gillette, Wyoming, construction of other large-scale commercial plants and costs to transfer technology to licensees.  We may continue to incur operating losses for the next several years as we begin operating our 750,000-ton plant and undertake the design, construction and operation of other large-scale commercial plants.  Further, we do not expect to derive a significant amount of cash from plant operations until the plants are fully operational.  We may license our technology to more third parties, which may result in additional sources of cash.  However, we can provide no assurance that we will be able to execute additional licensing agreements.  Historically, we have satisfied our cash requirements primarily through the sale of equity securities.

                At June 30, 2005, our working capital, the amount by which our current assets exceed our current liabilities, was $56.3 million compared to $73.6 million at December 31, 2004, a decrease of $17.3 million.  The decrease in working capital is primarily attributable to $13.7 million spent on our 750,000-ton plant, which represents substantially all of our capital expenditures.  Additionally, we spent $351,000 on additional property and equipment, $574,000, net of cash acquired, on the acquisition of MR&E LLC and $6.7 million on operations.  Offsetting this cash outflow were proceeds from the exercise of options and warrants totaling $4.1 million.  We anticipate spending an additional $16.8 million related to the construction of our 750,000-ton plant during the remainder of 2005.

                We believe our current cash level is sufficient to support our operations for the next year, complete our 750,000-ton plant and continue preliminary site investigation, permitting and similar long-lead-time activities related to other large-scale commercial plants.  During the remainder of 2005, we anticipate adding personnel and other costs related to the expansion of our operations resulting in an increase in cash expenditures.  We believe we will need to obtain additional funding in order to begin construction of other large-scale commercial plants.  We plan to obtain additional capital from time to time as needed through:  (1) proceeds from the exercise of outstanding options and warrants; (2) potential debt and/or equity offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; and (4) fees from additional licensing of our K-FuelTM technology.  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Payment obligations.

                The following table summarizes our future commitments as of June 30, 2005:

	For each of the twelve-month periods ended June 30,

	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in thousands)
Operating leases	$479	$422	$411	$393	$365	$30	$2,100
Property obligations	26	26	26	23	16	—	117
Purchase commitment obligations:
750,000-ton plant	16,800	—	—	—	—	—	16,800
Other contractual commitments	663	330	180	15	—	—	1,188

Total commitments	$17,968	$778	$617	$431	$381	$30	$20,205

                This table does not include accounts payable or accrued expenses, which are reported in our June 30, 2005 Condensed Consolidated Balance Sheets.  We have included our non-cancelable purchase orders and the expected remaining commitments to complete the construction of our 750,000-ton plant.

                We have excluded payments to be made to the Koppelman estate, as we cannot presently determine when such payments will be made since such payments are based upon our receipt of cash for licensing and royalties.  For further discussion of our obligation to pay royalties to the Koppelman estate, see Note 7 –– Related Parties in our condensed consolidated financial statements.

                We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases. In June 2005, we expanded our corporate office space and extended our leases term, which increased our lease commitments for a period of five years .  During the three months ended June 30, 2005, we entered into a capital lease agreement and incurred a long-term obligation for office equipment.  Purchase commitments related to our 750,000-ton plant include our expected commitments, for both cancelable and non-cancelable purchase commitments of $2.2 million and $14.6 million, respectively, to complete the construction of our plant.  Our other contractual commitments include agreements with consultants to advise us on proposed legislation and regulations and advocate our interests before the U.S. Congress and regulatory agencies that extend four of the currently active consulting agreements for periods of 12 to 43 months.  One of the agreements is with a related party, John Venners of Venners & Company.  For further discussion, see Note 7—Related Parties in our condensed consolidated financial statements.

Historical View

Cash Used in Operating Activities

                Cash used in operating activities was $6.7 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively.  The majority of the cash used in operating activities for the six months ended June 30, 2005 relates to cash utilized in our on-going operations as adjusted for non-cash items and changes in operating assets and liabilities.  The most significant adjustment to net loss to arrive at cash used in operating activities is a $1.6 million adjustment related to non-cash expense generally arising from the (1) extension of exercise period for vested options after the resignation of our former President and Chief Operating Officer; (2) issuance of stock options pursuant to the ratification of our 2004 option plan; and (3) stock and warrants issued for services.

                The majority of the cash used in operating activities for the six months ended June 30, 2004 relates to cash utilized in our on-going operations as adjusted for changes in operating assets and liabilities.  The most significant adjustment to net income relates to the payment of accrued liabilities of approximately $1.6 million.

Cash Used in Investing Activities

                Cash used in investing activities was $14.5 million and $7.8 million for the six months ended June 30, 2005 and 2004, respectively.  The majority of our cash used in investing activities represents cash spent related to our 750,000-ton plant of $13.7 million for the six months ended June 30, 2005 and $4.7 million for the six months ended June 30, 2004.  Additionally in the six months ended June 30, 2004, we were required to restrict $2.7 million of cash as collateral for the reclamation liability associated with the purchase of Landrica.

Cash Provided by Financing Activities

                Cash provided by financing activities during the six months ended June 30, 2005 was $3.9 million compared to $17.7 million for the six months ended June 30, 2004, a decline of $13.8 million.  The decrease is attributable to $13.6 million less cash raised from the exercises of options and warrants and issuances of common stock in 2005.  The majority of the 2004 proceeds received from the exercise of options and warrants and the sale of common stock were used in the construction of our 750,000-ton plant.  Additionally in March 2005, we repaid the $170,000 unsecured promissory note further reducing our cash provided by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices.  However, as we are closer to commissioning and commercial production of our 750,000-ton plant we are evaluating our exposure to commodity risk of natural gas. We are indirectly exposed to fluctuations in fuel commodity prices.  To the extent that fuel prices rise or fall, there may be greater or lesser demand for our K-FuelTM production services. At this time we are unable to fully determine the impact these costs will have on our operations.  However, to reduce our exposure to natural gas prices we are permitting a coal-fired boiler to replace the current installed natural gas-boiler at our 750,000-ton plant.  We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities.  Currently, we have no significant foreign operations.  To the extent that we establish significant foreign operations in the future, we may attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate.  KFx holds no equity market securities, but is subject to equity market risk relative to its own equity securities.

ITEM 4. CONTROLS AND PROCEDURES

                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

                Changes in Internal Control over Financial Reporting

                There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Ultramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement (“Agreement”) to Pegasus Technologies, Ltd. (“Pegasus”), which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  The Agreement provided for the payment of certain minimum royalties.  KFx executed the Agreement along with Pegasus.  The Agreement provided that Pegasus and KFx were both licensees and were jointly and severally liable.  While we were not aware of this dispute until receipt of the Demand for Arbitration, Pegasus has previously refused Ultramax’s claims for the payment of minimum royalties on the basis that the software did not perform as promised.  Ultramax disagrees and claims that the terms of the Agreement have been breached.  Ultramax is claiming damages of up to $4 million.  Even though the arbitration process is at the early stage, we have engaged counsel and have commenced our investigation into the facts surrounding this dispute.  Based upon our preliminary assessment, we believe that we have meritorious defenses and intend to vigorously defend our position.  In addition, Pegasus has indemnified us against any losses relating to the Ultramax claim.  At the present time, it is not possible to predict the outcome of this arbitration.

                As with most companies, there could be other potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                 Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                Our Annual Meeting of Stockholders was held on June 21, 2005 for the principal purpose of (a) electing three directors: (b) approving Deloitte & Touche LLP as our independent accountants for the year ended December 31, 2005; and (c) ratifying and approving our 2004 Equity Incentive Plan.

                The following votes were cast by stockholders with respect to the election of directors named in our Proxy Statement dated April 28, 2005:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained

Jack C. Pester	50,162,187	44,930	766,602
James S. Pignatelli	48,456,155	1,750,962	766,602
Theodore Venners	46,344,213	3,864,234	765,272

                The following votes were cast by the stockholders with respect to the approval of Deloitte & Touche LLP as our independent accountant for the year ended December 31, 2005:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained

Deloitte & Touche LLP	49,902,739	54,005	1,016,975

                The following votes were cast by the stockholders with respect to the ratification and approval of our 2004 Equity Incentive Plan:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained

2004 Equity Incentive Plan	24,052,799	7,718,927	1,144,420

ITEM 5.  OTHER INFORMATION

                Not Applicable

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: August 9, 2005	By:	/s/ THEODORE VENNERS

Theodore Venners Chairman of the Board of Directors and Chief Executive Officer

Date: August 9, 2005	By:	/s/ MATTHEW V. ELLEDGE

Matthew V. Elledge Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)