Form 10-Q
period 2005-09-30
KFX INC
filed 2005-11-08
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

On October 31, 2005, there were 67,529,663 shares of the registrant’s common stock, $.001 par value, outstanding.

KFX INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KFX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(unaudited)
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$46,669	$79,381
Receivable from related party	—	750
Current portion of note receivable	231	334
Prepaid expenses	420	167
Other current assets	127	44

Total current assets	47,447	80,676
Restricted cash	3,400	3,400
Project construction in progress	55,090	20,094
Property and equipment, net of accumulated depreciation	4,702	3,427
Patents, net of accumulated amortization	1,148	1,229
Note receivable, less current portion and allowance for bad debt	281	1,810
Deferred royalty, less current portion	1,463	1,633
Other assets	110	35

	$113,641	$112,304

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,197	$2,657
Accrued liabilities	9,293	4,217
Other current liabilities	254	199

Total current liabilities	10,744	7,073
Deferred revenue, less current portion	6,756	7,538
Asset retirement obligation	3,529	3,400
Deferred rent and other liabilities, less current portion	399	33

Total liabilities	21,428	18,044

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 120,000 shares authorized; 67,258 and 64,837 shares issued and outstanding, respectively	67	65
Additional paid-in capital	232,428	222,752
Accumulated deficit	(140,282)	(128,557)

Total stockholders’ equity	92,213	94,260

	$113,641	$112,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands, except for per share data)

Operating revenues:
License revenue	$5	$—	$782	$—
Consulting and other	95	5	171	22

Total operating revenue	100	5	953	22

Operating expenses:
General and administrative	3,172	1,619	9,441	3,960
Mine and plant	231	67	1,317	86
Research and development	538	196	1,136	445
Depreciation and amortization	188	115	542	296
Cost of license and consulting revenue	71	2	422	4
Bad debt and asset impairment	1,255	—	1,255	45

Total operating expenses	5,455	1,999	14,113	4,836

Operating loss	(5,355)	(1,994)	(13,160)	(4,814)

Other income (expense):
Other (expense) income, net	(6)	66	(16)	207
Interest income, net	505	107	1,451	341

Total other income	499	173	1,435	548

Net loss	$(4,856)	$(1,821)	$(11,725)	$(4,266)

Basic and diluted net loss per common share	$(0.07)	$(0.03)	(0.18)	$(0.08)

Weighted-average common shares outstanding	66,397	59,513	65,767	56,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

	Common Stock		Additional Paid-in	Accumulated

	Shares	Amounts	Capital	Deficit	Total

	(in thousands)

Balance at December 31, 2004	64,837	$65	$222,752	$(128,557)	$94,260
Common stock issued on exercise of options and warrants	2,374	2	7,167	—	7,169
Common stock and warrants issued for services	19	—	554	—	554
Non-cash compensation expense related to directors and employees	28	—	1,955	—	1,955
Net loss	—	—	—	(11,725)	(11,725)

Balance at September 30, 2005	67,258	$67	$232,428	$(140,282)	$92,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2005	2004

	(in thousands)

Operating activities:
Net loss	$(11,725)	$(4,266)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock, warrants and options issued for services and compensation	2,509	1,121
Depreciation and amortization	542	296
Bad debt and asset impairment	1,255	45
Asset retirement obligation accretion	104	—
Write-down of accounts and other receivables	—	26
Other	72	(65)
Changes in operating assets and liabilities:
Receivable from related party	750	—
Prepaids and other assets	(233)	64
Deferred revenue and other current obligations	(702)	(14)
Accounts payable and accrued liabilities	(856)	(2,647)

Cash used in operating activities	(8,284)	(5,440)

Investing activities:
Purchases of project construction in progress	(30,419)	(5,570)
Purchases of property and equipment	(703)	—
Cash paid on acquisition of business, net of cash acquired	(573)	(523)
Increase in restricted cash	—	(2,729)
Collections on notes receivable	377	237
Patent acquisition and pending patent applications	(68)	(62)

Cash used in investing activities	(31,386)	(8,647)

Financing Activities:
Proceeds from exercise of options and warrants	7,167	21,167
Proceeds from issuance of common stock	—	1,995
Payments on notes payable	(209)	(6)

Cash provided by financing activities	6,958	23,156

(Decrease) increase in cash and cash equivalents	(32,712)	9,069
Cash and cash equivalents, beginning of period	79,381	23,701

Cash and cash equivalents, end of period	$46,669	$32,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

KFX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel™and K-Fuel Plus™refer to our patented process and technology, which are owned by KFx Inc. and licensed to our wholly owned subsidiary, K-Fuel LLC.

NOTE 1.  BASIS OF PRESENTATION

                We provide energy, environmental and economic solutions to electricity generating and industrial users of coal boilers.   Through our K-Fuel technology, we transform subbituminous coal and lignite into cleaner energy supplies.  Our K-Fuel technology uses heat and pressure to physically and chemically transform lignite coal with a low heat value into coal with a higher heat value.  In addition, the process removes certain impurities, including mercury and sulfur and reduces the emissions of nitrous oxides.  We primarily offer this product to coal-fired electric generating units and industrial coal users in the United States and Internationally.

                These condensed consolidated financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted.

                Subsequent to the issuance of the September 30, 2004 Form 10-Q, we determined that certain of our liabilities associated with the acquisition of construction work in progress were incorrectly reflected as cash inflows for operating activities and cash outflows for investing activities.  Management has concluded that the error was not material to the condensed consolidated financial statements, and accordingly, the prior period presented has been corrected by increasing net cash used in operating activities and decreasing net cash used in investing activities by $175,000 and disclosing a non-cash activity of the same amount.  For further discussion, see Note 8 – Supplemental Cash Flow Information.  We also made certain other reclassifications to prior balances to conform to the current presentation.

                In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows as of September 30, 2005 and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

                The condensed consolidated results of operations for the three and nine month periods ended September 30, 2005 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

  Asset retirement cost and obligation.

                The Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standard  (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and became effective January 1, 2003.  SFAS 143 requires that the present value of retirement costs for which we have a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period.  The liability is then accreted over time by applying an interest method of allocation to increase the liability.  We have identified legal retirement obligations related to the reclamation of our project site near Gillette, Wyoming.  As such, we have applied the principals of SFAS 143 to properly report this obligation in our condensed consolidated financial statements.

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

                Stock-based compensation.   We periodically grant qualified and non-qualified stock options to certain executive officers and other key employees, non-employee directors and certain consultants under our stock option plans, as well as in limited circumstances, outside the plans.  Stock options granted to employees and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant.  Stock options and other equity instruments granted to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model and are expensed over the expected service period.

                Had compensation expense for our stock options granted to employees been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, our pro forma net loss and net loss per share would have been reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands, except per share amounts)
Net loss as reported	$(4,856)	$(1,821)	$(11,725)	$(4,266)
Less: Stock-based employee compensation expense included in reported net loss	807	60	1,955	103
Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,639)	(615)	(9,413)	(2,438)

Pro forma net loss	$(5,688)	$(2,376)	$(19,183)	$(6,601)

Basic and diluted net loss per share, as reported	$(0.07)	$(0.03)	$(0.18)	$(0.08)
Pro forma basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.29)	$(0.12)

                See Note 6 – Stock Option Plans for further discussion of activity in our plans during the nine months ended September 30, 2005.  For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Weighted-average:
Risk free interest rate	4.18%	3.99%	3.72%	4.10%
Expected option life (years)	7.0	7.0	4.8	7.0
Expected volatility	69.83%	69.36%	67.09%	69.54%
Expected dividends	None	None	None	None

                The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future periods because the number of future shares to be issued is not known and assumptions used to determine fair value vary significantly.

                Net loss per common share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares actually outstanding, except for instances in which there is a net loss.  Our incremental potential common shares outstanding for the nine months ended September 30, 2005 and 2004 were 18.7 million and 18.6 million, respectively.  Our incremental potential common shares are comprised of stock options and warrants outstanding, with a right to purchase our common stock.  All potential common shares outstanding have been excluded from the diluted net loss per common share calculation because the impact of such inclusion on a net loss would be anti-dilutive.

                Recent Accounting Pronouncements.  In December 2004, the FASB, issued  SFAS No. 123R, “Share-Based Payments,” or SFAS 123R.  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Effective April 2005, the Securities and Exchange Commission extended the implementation date to the beginning of a registrant’s next fiscal year beginning after June 15, 2005.  As a result, we will not be required to implement SFAS 123R until the quarter ended March 31, 2006.  We are still evaluating the impacts of adopting SFAS 123R upon our financial position and results of operations.  Based upon preliminary evaluations, we anticipate that adoption will result in significant non-cash expense in the future periods due to the number of unvested stock options outstanding.

                In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

NOTE 2. PROJECT CONSTRUCTION IN PROGRESS

                Project construction in progress consisted of the following:

	September 30, 2005	December 31, 2004

	(in thousands)
750,000-ton plant and operating equipment	$53,134	$20,094
Train loadout silo	1,187	-
Mine and site improvements	769	-

Total project costs	$55,090	$20,094

                Project construction in progress is comprised of costs associated with the construction and operation of our K-Fuel plant and KFx mine project.  These project costs include long-lived improvements to our mine located near our plant site and a new train loadout silo being constructed to improve our unit-train loadout capacity.  The 750,000-ton plant line item includes approximately $695,000 and $670,000 of capitalized asset retirement cost as of September 30, 2005 and December 31, 2004, respectively.

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

                On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx.  The advance balance was $2.4 million on September 11, 2003, and was converted into 871,000 shares of KFx stock at a price of $2.75 per share, in accordance with the terms of the agreement.  At conversion of this note receivable, Pegasus became indebted to KFx for the remainder of the balance outstanding.  Payments on the note are due pursuant to an assignment of specific cash proceeds due to Pegasus from Cinergy.  We are entitled to 50% of these cash proceeds.  As of September 30, 2005, we determined that Pegasus may not have sufficient contracts to continue to meet this obligation.  Therefore, we have reported an allowance for bad debt of $1.3 million for the three and nine months ended September 30, 2005.  We did not recognize any bad debt expense in either of the comparable periods ended September 31, 2004.  Despite this allowance for bad debt, we retain all of our rights to collect payments under this note from Pegasus and to demand payment upon certain events of default.

NOTE 4.  ACQUISITIONS

MR&E LLC

                MR&E LLC, a research, engineering and project management firm focused on thermal process engineering, including the upgrading and processing of clean coal, was acquired due to its significant expertise in thermal process engineering.  We acquired all of the outstanding membership interests effective March 1, 2005 for cash of $500,000 plus additional working capital consideration of $156,000.  Their operations  have been included in our financial statements as of the effective purchase date of March 1, 2005.

                The purchase price allocation has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available.  Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition (in thousands):

Cash	$83
Other current and long-term assets	219
Property, plant and equipment	463

Total assets acquired	765

Less: Liabilities assumed	109

Net purchase price	$656

                Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(actual)
	(in thousands, except per share amounts)
Revenue	$100	$167	$1,006	$382
Net Loss	$4,856	$1,819	$11,798	$4,283
Basic and diluted loss per share	$0.07	$0.03	$0.18	$0.08

                These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of January 1, 2004, nor are they necessarily indicative of the results of future operations.

Landrica

                On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company from Wyodak Development Corporation for cash of $523,000 and assumption of a reclamation liability of $2.7 million.  Landrica owns a coalmine and related assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.  Our laboratory facility and our 750,000-ton plant under construction are both located on Landrica property.  We plan to use the purchased facilities and mine the coal reserves in the operation of our 750,000-ton plant.  We began preparation for mine operations in the current quarter.  The results of Landrica have been included in the condensed consolidated financial statements from the date of acquisition.  Since Landrica was not operating the mine in prior periods, the operating results, including revenue and net income, were insignificant.  Therefore, pro-forma results are not presented.

NOTE 5.  LONG-TERM DEBT AND OTHER LIABILITIES

                During the three months ended September 30, 2005, we entered into a capital lease agreement for plant operating equipment and incurred an obligation of $124,000 with the long-term portion equal to $56,000 as of September 30, 2005.  During the second quarter 2005, we also entered into a capital lease agreement for office equipment and incurred an obligation of $67,000 with the long-term portion equal to $54,000 as of September 30, 2005.

                In March 2005, we repaid a $170,000 unsecured promissory note, plus accrued interest of $25,000.  The note bore interest at 7% and was due upon demand.

NOTE 6.  STOCK OPTION PLANS

                In December 2004, our Board adopted the 2004 Equity Incentive Plan (the “2004 Plan”).  Our stockholders ratified and approved the 2004 Plan in June 2005.  In December 2004, we granted 86,000 options to our Senior Vice President of Business Development pursuant to the 2004 Plan.  In addition, during the three months ended March 31, 2005, we granted an additional 100,000 options to two new directors pursuant to the 2004 Plan.  Prior to the ratification and approval of the 2004 Plan, we were required to mark the options to market at intervening dates until the plan was approved reflecting the excess of the fair value of the underlying stock over the exercise price of the options granted.  To the extent that expense had been previously recognized and the fair value declined, compensation expense could be reduced to the point at which the exercise price was equal to the fair value.  We recognized compensation expense of $0 and $150,000 related to the 86,000 options granted in 2004 for the three and nine months ended September 30, 2005, respectively.  In addition, we recorded $0 and $154,000 of compensation expense related to the 100,000 options granted in 2005 during the three and nine months ended September 30, 2005, respectively.   Additionally, we recorded compensation expense related to the vesting of restricted stock grants to certain employees of $102,000 and $228,000 for the three and nine months ended September 30, 2005, respectively.  Compensation cost is reflected in general and administrative expenses in our Condensed Consolidated Statement of Operations.

                In June 2005, we granted 80,000 options to non-employee directors, 250,000 options to our new Chief Technology Officer, (former Chief Executive Officer) and 120,000 options to a key employee pursuant to the 2004 Plan.  As the number of options and exercise price are fixed and the exercise price was equal to or greater than the fair market value of the underlying stock on the date of grant, there is no compensation expense associated with these options.  The options granted to non-employee directors vested immediately.  The 120,000 options granted to a key employee vest pro-rata at 20% per year beginning June 2006.  The 250,000 options granted to our Chief Technology Officer (former Chief Executive Officer), vest 20% immediately and 20% per year beginning June 2006.

                Additionally in June of 2005, we granted another 250,000 options to our new Chief Technology Officer (former Chief Executive Officer) pursuant to the 2004 Plan.  These options do not begin to vest until certain operational criteria related to our 750,000-ton plant are met and will vest 20% on the achievement date and 20% annually after the achievement date.  As these options contain a contingency, the achievement of certain performance criteria, the measurement date is not fixed.  Consequently, we are required to mark the options to market at intervening dates until the performance criteria are met, if ever, reflecting the excess of the fair value of the stock over the exercise price of the options.  To the extent that expenses have been previously recognized and the fair value declines, the compensation expense can be reduced to the point at which the exercise price is equal to the fair value.  As a result, for the three and nine months ended September 30, 2005, we recognized $705,000 and $773,000 of compensation expense, respectively.  The compensation expense is reflected in our general and administrative expense in our Condensed Consolidated Statement of Operations.

                In February 2005, the Compensation Committee (“the Committee”) voted to extend the exercise period for vested options for a period of 90 days after the resignation of our former President and Chief Operating Officer.  As a result of this extension, we recorded additional general and administrative expense of $906,000 in 2005 related to the extension of 120,000 options.  The expense represents the difference between the fair market value of the underlying stock on the date the extension was granted and the exercise price.  When our former President and Chief Operating Officer resigned, he forfeited 480,000 options and 80,000 shares of restricted stock.

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

NOTE 7.  SEGMENTS

                We have initially identified two segments: our Licensing segment and Other segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents  revenue and costs related to our licensing agreement with Cook Inlet Coal LLC and another less significant agreement.  We recognize revenue related to the Cook Inlet Coal LLC agreement as we incur cost associated with the transfer of our technology to Cook Inlet Coal LLC.  As Cook Inlet Coal LLC is still in the process of determining the location and design of their plant, we do not know the exact timing of the provision of certain deliverables as defined in our agreement or the timing of revenue recognition.  The Other segment is comprised of all other operations.  The majority of the assets associated with the Other segment are those related to construction costs and equipment of the 750,000-ton plant, cash and our patents.  In addition, all intercompany eliminations and transactions flow through this segment.  Our operations are currently conducted principally in the United States.  As our operations expand, we will continue to evaluate how we manage our business and expect to increase the number of segments under which we manage our business to reflect the increasing development of our operations.

                The following table summarizes the results of operations by segment for the three and nine months ended September  30, 2005:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005

	Licensing	Other	Total	Licensing	Other	Total

	(in thousands)
Operating revenues:
License revenue	$5	$—	$5	$782	$—	$782
Consulting revenue	—	95	95	—	171	171

Total operating revenue	5	95	100	782	171	953

Operating expenses:
General and administrative	1	3,171	3,172	2	9,439	9,441
Mine and plant	—	231	231	—	1,317	1,317
Research and development	—	538	538	—	1,136	1,136
Depreciation and amortization	—	188	188	—	542	542
Cost of license and consulting revenue	1	70	71	257	165	422
Bad debt	—	1,255	1,255	—	1,255	1,255

Total operating expense:	2	5,453	5,455	259	13,854	14,113

Operating income (loss)	3	(5,358)	(5,355)	523	(13,683)	(13,160)

Operating expenses:
Other (expense), net	—	(6)	(6)	—	(16)	(16)
Interest income, net	—	505	505	2	1,449	1,451

Total other income	—	499	499	2	1,433	1,435

Net income (loss)	$3	$(4,859)	$(4,856)	$525	$(12,250)	$(11,725)

Total assets				$1,469	$112,172	$113,641

                Included in total assets in the Other segment as of September 30, 2005 are $55.0 million of assets associated with the construction of our K-Fuel plant and KFx mine project.  Segment information on a comparative basis for the three and nine months ended September 30, 2004 is not provided as there were no similar operations related to the Licensing segment.  At that time we operated our business as one segment and such information is presented in our Condensed Consolidated Financial Statements.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION

                The following table summarizes certain supplemental cash flow information for the three and nine months ended September 30, 2005 and 2004:

	For the Nine Months Ended September 30,

	2005	2004

	(in thousands)
Cash paid for interest	$25	$––
Non-cash transactions:
Capital lease, deferred rent obligation and accrued purchases of project construction in progress	$5,099	$(227)

                During the nine months ended September 30, 2005, we paid interest of $25,000 related to the demand note, which was repaid.  See further discussion in Note 5 –– Long-term Debt and Other Liabilities.

                 During the nine months ended September 30, 2005, we entered into two capital lease agreements, one for plant equipment in the amount of $124,000 and another in the amount of $67,000 for office equipment.  We recorded a deferred rent obligation for leasehold improvements in our new office space totaling $358,000, experienced an increase in our accrued liabilities related to our project construction in progress in the amount of $4.6 million.  During the nine months ended September 30, 2004, we incurred a note payable obligation of $52,000 on the purchase of a vehicle and experienced a decrease in our accrued liabilities related to our project construction in progress in the amount of $175,000.

NOTE 9.  RELATED PARTIES

Royalties

                 We entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through September 30, 2005, we made royalty and license payments totaling $2.2 million, including $1.9 million related to the Cook Inlet Coal licensing agreement, reducing the amount payable under the cap to $73.0 million.  In addition, Mr. Theodore Venners our  Chief Technology Officer (former Chief Executive Officer)is entitled to 50% of net distributable royalties disbursed from the Koppelman estate.  In December 2004, Mr. Venners entered into a waiver agreement with us under which he agreed to assign his right to certain payments that may become due to him from the estate in connection with the Cook Inlet Coal license arrangement.  In February 2005, we remitted the entire $1.9 million due to the Koppelman estate and the estate remitted Mr. Venners’ portion of $750,000 directly back to us.

Consulting

                We have consulting agreements with Venners & Company Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our  Chief Technology Officer (former Chief Executive Officer).  We entered into agreements with Venners & Company for the provision of these services at a fixed monthly fee plus certain performance bonuses.  During the nine months ended September 30, 2005 and 2004, we expensed $230,000 and $144,000, respectively, in cash for consulting fees and $0 and $10,000, respectively, for reimbursement of expenses incurred related to our business.  During the three months ended September 30, 2005 and 2004, we expensed $77,000 and $54,000, respectively, in cash for consulting fees.  There were no reimbursements of expenses related to our business during the same period.  Additionally, we issued 4,800 shares of our common stock and paid $25,000 in bonus compensation pursuant to our arrangement with Venners & Company in 2005, for which expense was recognized in 2004.  For further details of our arrangements with Venners & Company, see our Annual Report filed on Form 10-K for the year ended December 31, 2004.

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

                The Investors include certain funds and accounts managed by Westcliff Capital Management, LLC.  Richard S. Spencer III, one of our directors, is the managing member and principal owner of Westcliff.  A committee of independent members of our Board of Directors unanimously approved the amendment and restatement of the Project Provisions as did the full Board of Directors, excluding Mr. Spencer.

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

                At the time we entered into the Investors Rights Agreement, we were, in effect, a technology licensing company.  The Investors were granted rights to build K-Fuel plants under license and royalty arrangements.  We have revised and restated these rights (now set forth in the “K-Fuel Projects Participation and Development Agreement” rather than as part of the Investors Rights Agreement), to among other things, increase our flexibility to build and operate K-Fuel plants, in addition to licensing our technology to third parties.  The restated provisions among other things:

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

NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES

Litigation/Arbitration

                Except as provided below, we are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party.

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

NOTE 11.  SUBSEQUENT EVENTS

Arch Coal Agreements

                On October 5, 2005, we entered into agreements with Arch Coal, Inc. and Thunder Basin Coal Company, LLC, a subsidiary of Arch Coal, Inc., which include a Master Agreement, Surface Access and Use License Agreement, and a Stock Purchase and Warrant Agreement (the “Agreements”).  The Agreements provide for us to have the right for immediate access to certain land at Arch Coal’s Coal Creek Mine located in the Powder River Basin in Campbell County, Wyoming for the purpose of conducting exploratory core drilling and geotechnical surveys.  Based upon the results of this testing, we will evaluate the feasibility of permitting, constructing and operating an eight  million ton per year K-Fuel plant (“Plant”) at the Coal Creek Mine to beneficiate coal that is supplied from the Coal Creek Mine.  Both parties must mutually agree to proceed no later than July 1, 2006 before construction of the Plant is undertaken.  If construction commences, previously negotiated site lease, operating and coal supply agreements will be executed.

                Pursuant to the Stock Purchase and Warrant Agreement (“Warrant Agreement”), Arch Coal purchased 191,205 shares of our common stock at $15.69, which was based upon the average price per share over the 20 days preceding the execution of the Warrant Agreement.  Further, Arch Coal was issued  warrants to purchase additional shares of our common stock in four separate tranches.  Under the first tranche, Arch Coal may purchase 446,144 shares of common stock at $15.69 per share at any time up and until 30 days after the completion of the 750,000-ton plant.  Under the second tranche, Arch Coal may purchase 599,161 shares of our common stock at $16.69 per share at any time up and until 30 days after the execution of the Operative Agreements by the parties.  Under the third tranche, Arch Coal may purchase 535,045 shares of our common stock at $18.69 per share at any time up and until 30 days after Arch Coal receives notice from us that all necessary permits to build and operate the Plant have been received.  Under the fourth tranche, Arch Coal may purchase 966,651 shares of our common stock at $20.69 per share at any time up and until the one-year anniversary following the completion of the Plant.  The common stock and warrants carry registration rights and the warrants are subject to certain anti-dilution provisions.

                The issuance of our equity securities reported above occurred in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D, in that the transactions did not involve any public offering.  The securities are “restricted securities” as defined in Rule 144(a)(3).  The certificates issued in connection with each transaction will bear a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of counsel that registration is not required under the Securities Act of 1933.

                Pursuant to the agreements above, we were required to establish a Performance Operator Bond in the amount of $1 million.  On October 20, 2005, we fulfilled this requirement by establishing an irrevocable standby letter of credit.

Kiewit Agreements

                On September 28, 2005, we entered into an Option Agreement with Buckskin Mining Company, a subsidiary of Kiewit Mining Group (“Kiewit”).  The Option Agreement gives us a license to conduct a site review, exploratory core drilling and geotechnical surveys for the purpose of determining the feasibility of construction of a 4 million ton per year K-Fuel plant to be located on or adjacent to Kiewit’s Buckskin mine in the Powder River Basin in Wyoming.  The option to construct the plant extends to January 1, 2007 and the decision to proceed with the plant construction is in our sole discretion during the option period.  In addition, if the option is exercised, we will enter into a previously negotiated long-term coal supply agreement and a site sublease and facilities usage agreement.

Employee Stock Purchase Plan

                At the third quarter meeting, our Board of Directors approved the establishment of an Employee Stock Purchase Plan ("ESPP").  This ESPP must have shareholder approval.  If approved by our shareholders at the 2006 Annual Meeting, we will be authorized to sell shares of our common stock to eligible employees at a 15% discount, subject to certain limitations.

Employee Matters

Chief Executive Officer

                Mark S. Sexton entered into an employment agreement dated October 24, 2005.  The material terms and conditions of Mr. Sexton’s agreement, including without limitation his duties as Chief Executive Officer are as follows:  Substantially all compensation for Mr. Sexton is performance based.  He will receive a minimum base salary, which will allow him to make an elective deferral contribution to the Company’s 401(k) plan and allow for participation in all health and welfare plans.  Also, he will be eligible to receive annual bonuses.  In addition he has been granted 1,000,000 shares of restricted stock, which shall vest upon the attainment of certain performance benchmarks.  Full vesting of the restricted stock will occur upon attainment of any of the following: (a) an increase in the share price such that the average closing price of our common stock for the trading days within any 90 consecutive calendar day period equals or exceeds $45.05 per share; (b) annual gross revenues increase to $1 billion; and (c) annual net cash flow increases to $250 million.  Partial vesting will occur if the stock price increases such that the average closing price of our common stock for the trading days within any 90 consecutive calendar day period equals or exceeds $30.05 per share, or the annualized value of quarterly gross revenues or quarterly net cash flow attain the incentive targets.  Unless sooner vested pursuant to the incentive targets described above, the restricted stock shares will fully vest on the seventh anniversary of the date of the agreement so long as Mr. Sexton is continually employed as the Chief Executive Officer through such anniversary of the agreement.  The agreement contains change of control and non-compete provisions.

                Mr. Sexton has also been appointed to our Board of Directors.  While he is employed by us, the Board will use its best efforts to cause him to continue to serve on the Board by including him in the Board’s slate of nominees for election as a director at annual meetings of the Company’s stockholders, and shall recommend to the stockholders that he be elected or reelected to the Board, to the extent such is consistent with the fiduciary obligations of the Board to the stockholders.

                In connection with the appointment of Mr. Sexton as our Chief Executive Officer, Mr. Ted Venners, our former Chief Executive Officer, has been appointed Chief Technology Officer and will continue to serve as Chairman of our Board of Directors.

Executive Vice President of Finance & Strategy and Chief Financial Officer

                On October 12, 2005, Matthew V. Elledge resigned as Vice President and Chief Financial Officer effective on or about November 9, 2005.  Mr. Elledge is resigning to pursue other business ventures.  Kevin Collins, our Executive Vice President of Finance & Strategy, will assume the additional role of Chief Financial Officer effective upon Mr. Elledge leaving that position.

                Kevin R. Collins entered into an employment agreement dated October 24, 2005.  The material terms and conditions of Mr. Collins’ agreement with us, including without limitation his duties as Executive Vice President of Finance & Strategy are as follows:  a majority of the compensation for Mr. Collins is performance based.  He will receive an annual base salary of $175,000 and he will also be eligible to receive annual bonuses.  In addition he has been granted 400,000 shares of restricted stock, which shall vest upon the attainment of certain performance benchmarks.  Full vesting of the restricted stock will occur upon attainment of any of the following: (a) an increase in the share price such that the average closing price of our common stock for the trading days within any 90 consecutive calendar day period equals or exceeds $45.05 per share; (b) annual gross revenues increase to $1 billion; and (c) annual net cash flow increases to $250 million.  Partial vesting will occur if the stock price increases such that the average closing price of our common stock for the trading days within any 90 consecutive calendar day period equals or exceeds $30.05 per share, or the annualized value of quarterly gross revenues or quarterly net cash flow attain the incentive targets.  Unless sooner vested pursuant to the incentive targets described above, the restricted stock shares will fully vest on the seventh anniversary of the date of the agreement so long as Mr. Collins is continually employed as the Executive Vice President of Finance & Strategy through such anniversary of the agreement.  The agreement contains change of control and non-compete provisions.

Other Subsequent Events

                On October 5, 2005, we were required to establish an irrevocable standby letter of credit in the amount of Euro 555,638 in Austria for the purchase of steel to be used in the fabrication of future K-Fuel processors.  We provided cash as collateral to secure this obligation and will report the cash collateral as restricted cash on a prospective basis.  We will be required to convert this foreign currency transaction into US dollars on a periodic basis in accordance with accounting rules.

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

Business

                We provide energy, environmental and economic solutions to electricity generating and industrial users of coal boilers.  Through our K-Fuel technology, we transform subbituminous coal and lignite into cleaner energy supplies.  Our K-Fuel technology uses heat and pressure to physically and chemically transform lignite coal with a low heat value into coal with a higher heat value.  In addition the process removes certain impurities, including mercury and sulfur and reduces the emissions of nitrous oxides.  We primarily offer this product to coal-fired electric generating units and industrial coal users in the United States and Internationally.

2005 Overview

                The following discussion and analysis is focused on the events that we believe have the most significant impacts on our business.

•	During 2005, we have been constructing our 750,000-tom K-Fuel plant and KFx mine project in the Powder River Basin (“PRB”), near Gillette, Wyoming;

•	Substantial completion of construction and the initial product testing from our plant and mine project is targeted for year end 2005.

•

We entered into agreements with Arch Coal, Inc. and Thunder Basin Coal Company, LLC, a subsidiary of Arch Coal, Inc., which include a Master Agreement, Surface Access and Use License Agreement, and a Stock Purchase and Warrant Agreement or (the “Agreements”).  The Agreements provide for us to have the right for immediate access to certain land at Arch Coal’s Coal Creek Mine located in the PRB for the purpose of conducting exploratory core drilling and geotechnical surveys.  Based upon the results of this testing, we will evaluate the feasibility of permitting, constructing and operating an eight million ton per year K-Fuel plant at the Coal Creek Mine to beneficiate coal that is supplied from the Coal Creek Mine;

•

We entered into an Option Agreement with Buckskin Mining Company, a subsidiary of Kiewit Mining Group (“Kiewit”).  The Option Agreement gives us a license to conduct a site review, exploratory core drilling and geotechnical surveys for the purpose of determining the feasibility of construction of a 4 million ton per year K-Fuel plant to be located at Kiewit’s Buckskin mine in the PRB;

•	We strengthened our Executive management team by adding an experienced operational Chief Executive Officer;

•	We purchased MRE, a research engineering and project management firm focused on thermal process engineering, including upgrading and processing of clean coal; and

TRENDS

                In the future, we anticipate an increase in cash expenditures related to the addition of personnel and the expansion of our operations.  We plan to own and operate K-Fuel production facilities both domestically and internationally, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties.  As our operations expand, we expect our revenue and cost structure will also expand.

RESULTS OF OPERATIONS

                We have initially identified two business segments: our Licensing segment and our Other segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents revenue and costs related to our licensing agreement with Cook Inlet Coal.  The Other segment is comprised of all other operations.  The majority of the assets associated with the Other segment are those related to construction costs and equipment of the 750,000-ton plant, cash and our patents.  In addition, all intercompany eliminations and transactions flow through this segment.  Our operations are currently conducted principally in the United States.  As our operations expand, we will continue to review how we manage our business and expect to increase the number of segments under which we evaluate our operations.

                Segment information on a comparative basis for the three and nine months ended September 30, 2004 is not provided as there were no similar operations related to the Licensing segment.  At that time we operated our business as one segment and such information is presented in our Condensed Consolidated Financial Statements.

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

                The following table summarizes our results of operations for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands, except per share amounts)

Operating revenues:
License revenue	$5	$—	$782	$—
Consulting and other operating revenue	95	5	171	22

Total operating revenue	100	5	953	22

Operating expenses:
General and administrative	3,172	1,619	9,441	3,960
Mine and plant expenses	231	67	1,317	86
Research and development	538	196	1,136	445
Depreciation and amortization	188	115	542	296
Cost of license and consulting revenue	71	2	422	4
Bad debt and asset impairment	1,255	—	1,255	45

Total operating expenses	5,455	1,999	14,113	4,836

Operating loss	(5,355)	(1,994)	(13,160)	(4,814)

Other income (expense):
Other (expense) income, net	(6)	66	(16)	207
Interest income, net	505	107	1,451	341

Total other income	499	173	1,435	548

Net loss	$(4,856)	$(1,821)	$(11,725)	$(4,266)

Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.18)	$(0.08)

Revenue

                Revenue for the third quarter in 2005 was $100,000 compared to $5,000 in the third quarter 2004.  Revenue for the nine months ended September 30, 2005 was $953,000 compared to $22,000 for the same period ended 2004, respectively.  The majority of the increase is attributed to the recognition of revenue of $768,000 on the $7.5 million up-front fee received in December 2004 from Cook Inlet Coal in our licensing segment

General and administrative

                The following table summarizes our general and administrative costs for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in thousands)

Employee-related costs	$1,814	$505	$4,849	$1,604
Professional fees	711	864	3,058	1,615
Travel and entertainment costs	175	61	555	132
Office expense	190	68	369	256
Insurance	150	91	336	235
Other	132	30	274	118

Total general and administrative	$3,172	$1,619	$9,441	$3,960

                Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes, education and training as well as compensation costs resulting from the recognizing the changes in non-cash equity compensation to employees.  Employee-related costs for the third quarter 2005 were $1.8 million as compared to $505,000 in the third quarter 2004.  For the nine months ended September 30, 2005, employee-related costs were $4.8 million as compared to $1.6 million for the same period in the prior year.  The increase was primarily related to an increase in salaries and related burdens as we hired more employees at our corporate and plant offices and from the acquisition of MRE.  Additionally, we recognized non-cash expense for equity compensation in the amount of $807,000 and $1.9 million for the three and nine months ended September 30, 2005, respectively.

                Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  Expenses for professional services for the third quarter 2005 were $711,000 as compared to $864,000 in the third quarter 2004.  The decrease in professional fees can mainly be attributed to options granted to key consultants to further our business objectives during the three months ended September 2004.  In 2005 we did not have similar expenses.  Offsetting this decrease, we experienced an increase in cash spent on government relations fees for the three months ended September 2005.

                Professional fees for the nine months ended September 30, 2005 were $3.1 million compared to $1.6 million for the same period ended in prior year.  We experienced an increase in professional service cost due to the following:

•	increase of $150,000 in outsourced fees for public relations work;
•	increase of $300,000 of additional consulting fees for governmental affairs services;
•	increase of $294,000 in outsourcing of accounting to support our Sarbanes-Oxley compliance work, information technology and tax functions;
•

we negotiated a reduction in our legal costs, which we had previously accrued in 2003.  This reduction of $521,000 was applied to legal fees expense in the nine months ended September 30, 2004.  Therefore, on a comparable basis for the nine months ended September 30, 2005 our legal fees have decrease by approximately $700,000.

                Travel and entertainment costs are primarily comprised of airfare, lodging, and meals.  Travel and entertainment cost for the third quarter ended 2005 were $175,000 compared to $61,000 for the same period ended 2004.  For the nine months ended September 30, 2005 travel and entertainment costs were $555,000 as compared to $132,000 for the nine months ended September 30, 2004.  The increases were due to additional non-plant related employees and management traveling to the 750,000-ton plant site and increased international travel related to visits to Sasol-Lurgi facilities and other business development opportunities.

                Office expense includes payments made for rent, office supplies, phone service, utilities, publications and subscriptions.  Office expense for the third quarter ended 2005 was $190,000 compared to $68,000 for the same period ended in the prior year.  For the nine months ended September 30, 2005, our office expense was $369,000 compared to $256,000 the same period in the prior year.  In June 2005, we expanded our office space and thus increased our rent expense; therefore, we expect these expenses to be higher in future periods.

                Insurance primarily includes costs related to our commercial and general liability insurance.  Insurance expense for the third quarter 2005 was $150,000 compared to $91,000 for the third quarter 2004.  In the nine month period ended September 30, 2005 insurance expenses were $336,000 compared to $235,000 for the same period ended in prior year.  These increases can be attributed to an overall increase in general and commercial liability premiums for our 750,000-ton plant.

                Other general and administrative costs are comprised of expenses that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, repair and maintenance, director fees and director expenses.  Other costs were $132,000 and $30,000 for the third quarter ended 2005 and 2004, respectively.  For the nine months ended 2005 other costs was $274,000 compared to $118,000 for the same period ended 2004.

Mine and plant expenses

                Mine expenses include costs associated with security, Mine Safety and Health Association (“MSHA”) regulatory compliance, property taxes, reclamation obligation accretion expense and other costs necessary to maintain a non-operating open-pit coalmine.  Additionally, these expenses include payments associated with evaluating the potential for utilizing our coalmine to provide feedstock supply to our K-Fuel plant such as: maintenance to the pit roads, coal testing, and other feasibility study costs.  Plant expenses include pre-operating costs incurred to prepare our 750,000-ton plant for operations, such as: costs incurred to hire and train personnel for the operation of our plant, establish health and safety plans, develop environmental compliance plans, define operating manual procedures and other administrative costs.  Plant expenses also include administrative personnel, office supplies, utilities, vehicle maintenance and other insignificant purchases.  Mine and plant costs were $231,000 and $1.3 million for the three and nine months ended September 30, 2005.  We expect these costs to increase once we begin commercial production at our 750,000-ton plant and coalmine.

Research and development

                The following table summarizes our research and development costs for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands)

Laboratory facilities	$128	$67	$441	$217
Technical and engineering services	410	129	695	228

Total research and development	$538	$196	$1,136	$445

                Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional fees.

                Laboratory facilities costs in the third quarter ended 2005 were $128,000 compared to $67,000 for the third quarter ended 2004.  For the nine months ended September 30, 2005, laboratory facilities costs were $441,000 compared to $217,000 for the nine months ended September 30, 2004.  The majority of the increase for the third quarter and the nine months ended September 30, 2005 can be attributed to an increase in the number of employees and related overhead in our laboratory facilities near our K-Fuel project site.  Increased activity at our laboratory is indicative of internal coal testing for future plant sites and potential joint ventures.  We expect these costs to increase as we explore business opportunities and expansion projects.

                Technical and engineering services are primarily comprised of costs related to the development of K-Fuel and other technologies and pre-commercial feasibility costs for future plant sites.  Technical and engineering services costs were $410,000 during the three months ended September 30, 2005 as compared to $129,000 for the same period ended in the prior year.  For the nine months ended September 30, 2005, technical and engineering services costs was $695,000 as compared to $228,000 for the same period in the prior year.  The majority of the increases for the three and nine months ended September 30, 2005 can be attributed to an increase in new technology development and feasibility studies for future large-scale plant sites, including a $100,000 payment to Kiewit for pre-commercial feasibility site work at the Buckskin coalmine.  We expect these costs to increase, as we develop our technology, analyze future plant sites and assess other commercial applications for our technology.

Depreciation and amortization

                Depreciation and amortization is comprised of depreciation on our property and equipment and amortization related to our patents.  Depreciation and amortization expense was $188,000 for the third quarter ended 2005 compared to $115,000 during the same period ended 2004.  For the nine months ended September 30, 2005 depreciation and amortization expenses were $542,000 compared to $296,000 for the nine months ended September 30, 2004.  Depreciation expense was $156,000 and $393,000 for the three and nine months ended September 2005.  The increase from 2004 is primarily attributable to new assets placed into service during 2005 and late in the second quarter of 2004, including MRE assets acquired in March 2005 and Landrica assets acquired in May 2004.  Amortization expense was $32,000 and $149,000 during the three and nine months ended September 30, 2005, respectively.  We continue to evaluate our portfolio of international and domestic patents, particularly for older technology, and expect to abandon patents on non-productive technology in future periods.

Cost of license and consulting revenue

                Cost of license and consulting revenue includes costs to transfer our technology to Cook Inlet Coal, including amortization of deferred royalty costs, salaries and wages of certain personnel and professional fees.  Cost of licensing and consulting revenue in the third quarter 2005 was $71,000 and $2,000 in the third quarter 2004, respectively.  Cost of license and consulting revenue for the nine months ended in 2005 were $422,000 and $4,000 for the same period ended 2004.  The majority of these costs are in direct correlation to the revenue recognized on our Cook Inlet Coal agreement mentioned above and coal testing performed in our laboratories for potential future customers.

Bad debt and asset impairment charges

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

                On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx.  The advance balance was $2.4 million on September 11, 2003, and was converted into 871,000 shares of KFx stock at a price of $2.75 per share, in accordance with the terms of the agreement.  At conversion of this note receivable, Pegasus became indebted to KFx for the remainder of the balance outstanding.  Payments on the note are due pursuant to an assignment of specific cash proceeds due to Pegasus from Cinergy.  We are entitled to 50% of these cash proceeds.  As of September 30, 2005 we determined that Pegasus may not have sufficient contracts to continue to meet this obligation.  Therefore, we have reported an allowance for bad debt of $1.3 million for the three and nine months ended September 30, 2005.  We did not recognize any bad debt expense in either of the comparable periods ended September 31, 2004.  Despite this allowance for bad debt, we retain all of our rights to collect payments under this note from Pegasus and to demand payment upon certain events of default.

Other income and expense

                Other income and expense is primarily comprised of interest income.  During the three months ended September 30, 2005 interest income increased to $505,000 as compared to $107,000 for the same period ended in the prior year.  For the nine months ended September 30, 2005, interest income was $1.5 million as compared to $341,000 for the same period ended in the prior year.  The majority of the increase is attributed to interest earned on our cash balance which was significantly higher for the nine months ended in 2005 compared to the same period in 2004.

Liquidity and Capital Resources

                Our operations have required and will continue to require investment for research and development of our K-Fuel product and related products, construction of our K-Fuel plant and KFx mine project near Gillette, Wyoming, construction of other large-scale commercial plants and costs to transfer technology to licensees.  We are evaluating our exposure to commodity risk of natural gas.  At this time we are unable to fully determine the impact changes in the price of natural gas will have on our operations.  However, to reduce our future exposure to natural gas prices we are permitting a coal-fired boiler to replace the currently installed natural gas-boiler at our 750,000-ton plant.  We may continue to incur operating losses for the foreseeable future as we begin operating our 750,000-ton plant and undertake the design, construction and operation of other large-scale commercial plants.  Further, we do not expect to derive a significant amount of cash from plant operations until the future large-scale commercial plants are fully operational.  We may license our technology to more third parties, which may result in additional sources of cash.  Historically, we have satisfied our cash requirements primarily through the sale of equity securities.

                At September 30, 2005, our working capital was $36.7 million compared to $73.6 million at December 31, 2004, a decrease of $36.9 million.  The decrease in working capital is primarily attributable to $34.8 million of expenditures on our 750,000-ton plant project including $32.9 million spent on our 750,000-ton plant and operating equipment, $700,000 on mine and site improvements and $1.2 million on the train loadout silo, which represent substantially all of our capital expenditures.  These additions bring the cumulative expenditures on the plant project to $54.2 million through September 30, 2005.  Additionally, we spent $703,000 on additional property and equipment, $573,000, net of cash acquired, on the acquisition of MRE and $8.2 million on operations.  Offsetting these expenditures were proceeds from the exercise of options and warrants totaling $7.2 million and collections on notes receivable of $377,000.

                We estimate our total project costs for our initial K-Fuel plant and KFx mine project to be in the range of $73.4 to $79.7 million of this amount.  We estimate our total plant cost, including operating equipment, will be in the range of $65 to $69 million.  Previously we provided a cost estimate for our 750,000-ton K-Fuel plant, which was approximately $52 million.  We are updating our estimate based on our current expectations for improvements and additions associated with changes in the scope of construction, project expansion and commissioning plans.  Furthermore, we developed a detailed cost estimate for equipment to operate the plant including improved fines handling, scales and product handling and other support equipment.  We expect the plant operating equipment to cost between $3 to $5 million.

                 Additionally, during the quarter we began construction of our train loadout silo and began improvements to our mine for production of our feedstock coal.  We developed detailed plans and cost estimates for these new projects and have reported the range of expected costs in the table below.  Finally, as we are nearing the start-up phase for the plant we have calculated an estimate of the remaining commissioning, start-up and other costs that we expect to incur to achieve significant production from the plant.  These estimated total project costs through March 31, 2006 are summarized in the table below:

Project Item	Low	High

	(in millions)
750,000-ton plant and operating equipment	$65.0	$69.0
Train loadout silo	3.8	4.2
Mine and site improvements	2.6	4.0
Start up and other costs	2.0	2.5

Total project costs	$73.4	$79.7
Less: Expenditures through September 30, 2005	(54.4)	(54.4)

Remaining project costs	$19.0	$25.3

                We expect to spend approximately $19 to $25.3 million to complete this project, not including future expected expenditures for a coal-fired boiler.  We believe our current cash balance is more than sufficient to cover these project and operating costs through the remaining construction and operation of this plant.  Additionally, we believe our cash on-hand will allow us to fund preliminary site investigation, permitting and similar long-lead-time activities related to other large-scale commercial plants, including the Arch Coal and Kiewit sites.  During the remainder of 2005, we anticipate adding personnel and other costs related to the expansion of our operations resulting in an increase in cash expenditures.  We will need to obtain additional funding in order to begin construction of other large-scale commercial plants.  We plan to obtain additional capital from time to time as needed through:  (1) proceeds from the exercise of outstanding options and warrants; (2) potential debt and/or equity offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; and (4) fees from additional licensing of our K-Fuel technology.  While we believe we will obtain additional capital through one or more of these alternatives, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

Cash Used in Operating Activities

                Cash used in operating activities was $8.3 million and $5.4 million for the nine months ended September 2005 and 2004, respectively.  The majority of the cash used in operating activities for the nine months ended September 30, 2005 relates to cash utilized in our on-going operations as adjusted for non-cash items and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities was a $1.3 million impairment of a note receivable; a $2.5 million adjustment related to non-cash expense generally arising from the (1) extension of exercise period for vested options after the resignation of our former President and Chief Operating Officer and (2) issuance of stock options prior to the ratification of our 2004 option plan and stock and warrants issued for services; and changes in accrued expenses and other liabilities of $900,000.

Cash Used in Investing Activities

                Cash used in investing activities was $31.4 million and $8.6 million for the nine months ended September 30, 2005 and 2004, respectively.  The majority of our cash used in investing activities represents cash spent related to our 750,000-ton plant of $30.4 million for the nine months ended September 30, 2005 and $5.6 million for the nine months ended September 30, 2004.  Additionally in the nine months ended September 30, 2004, we were required to restrict $2.7 million of cash as collateral for the reclamation liability associated with the purchase of Landrica.

Cash Provided by Financing Activities

                Cash provided by financing activities during the nine months ended September 30, 2005 was $7.0 million compared to $23.2 million for the nine months ended September 30, 2004, a decline of $16.2 million.  The decrease is attributable to $14.0 million less cash raised from the exercise of options and warrants and issuances of common stock in 2005.  The majority of the 2004 proceeds received from the exercise of options and warrants and the sale of common stock were used in the construction of our 750,000-ton plant and mine project.  Additionally in March 2005, we repaid the $170,000 unsecured promissory note further reducing our cash provided by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices.  However, as we are closer to commissioning and commercial production of our 750,000-ton plant, we are evaluating our exposure to commodity risk of natural gas. We are indirectly exposed to fluctuations in fuel commodity prices.  To the extent that fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel production services.  At this time we are unable to fully determine the impact these costs will have on our operations.  However, to reduce our exposure to natural gas prices we are permitting a coal-fired boiler to replace the currently installed natural gas-boiler at our 750,000-ton plant.  We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities.  Currently, we have no significant foreign operations.  We were required to establish an irrevocable standby letter of credit in Euros, which will be adjusted to account for the change in foreign currency rates.  As these adjustments are made we will either increase or decrease our restricted cash balance. At this time we are still evaluating our exposure to these foreign currency rate adjustments.  However, to the extent that we establish significant foreign operations in the future, we may attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate.  KFx holds no equity market securities, but is subject to equity market risk relative to its own equity securities.

ITEM 4. CONTROLS AND PROCEDURES

                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

                Changes in Internal Control over Financial Reporting

                There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                Except as provided below, we are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party.

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

                 Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                Not Applicable.

ITEM 5.  OTHER INFORMATION

                Not Applicable.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.68*	Option Agreement dated September 28, 2005 between Buckskin Mining Company and KFx Plant III, LLC.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: November 7, 2005	By:	/s/ THEODORE VENNERS

Theodore Venners Chairman and Chief Technology Officer (Chief Executive Officer through October 24, 2005)

Date: November 7, 2005	By:	/s/ MATTHEW V. ELLEDGE

Matthew V. Elledge Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)