Form 10-K
period 2005-12-31
KFX INC
filed 2006-03-07
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form __________ to __________

Commission file number:  0-23634

KFX INC.
(Exact Name of Registrant as specified in its Charter)

Delaware	84-1079971
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Madison Street, Suite 500 Denver, Colorado	80206
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:  (303) 293-2992

(Former name, former address and former fiscal year, if changed since last report):  None

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was $748,349,538 computed by reference to the price at which the registrant’s common stock was last traded on that date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006

Common Stock, $.001 par value

78,569,453 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting

Part III

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

                This Annual Report on Form 10-K contains forward‑looking statements that are not statements of historical fact and may involve a number of risks and uncertainties.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements may also relate to our future prospects, developments and business strategies.

                We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this Annual Report on Form 10-K to identify forward‑looking statements.  These forward‑looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward‑looking statements.  The following factors are among those that may cause actual results to differ materially from our forward‑looking statements:

•	general economic and industry conditions;

•	our history of losses, deficits and negative operating cash flows;

•	our substantial capital requirements and dependence on the sale of our equity securities to provide capital to fund our operations;

•	our limited operating history;

•	technical and operational problems at K-Fuel facilities;

•	uncertain market for our K‑Fuel products;

•	industry competition;

•	environmental and government regulation;

•	protection and defense of our intellectual property rights;

•	reliance on, and the ability to attract, key personnel;

•	inability to implement our acquisition strategy; and

•	other factors including those discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

                You should keep in mind that any forward‑looking statement made by us in this Annual Report on Form 10-K or elsewhere speaks only as of the date on which we make it.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no duty to, and do not intend to, update or revise the forward‑looking statements in this annual report on Form 10-K after the date of this filing, except as may be required by law.  In light of these risks and uncertainties, you should keep in mind that any forward‑looking statement made in this Annual Report on Form 10-K or elsewhere might not occur.

PART I

ITEM 1. BUSINESS

Overview

                In this Annual Report on Form 10-K, we use the terms “KFx,” “we,” “our,” and “us” to refer to KFx Inc. and its subsidiaries.  All references to K-Fuel and K-Fuel™refer to our patented process and technology explained in detail throughout this Annual Report on Form 10-K.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

                We offer combined energy, environmental and economic solutions to coal-fired power generating facilities and industrial coal users in the United States and internationally.  Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower‑emission fuel.  A co-benefit of the K-Fuel process is the removal of significant amounts of impurities, including mercury, and the reduction of emissions of sulfur dioxide and nitrogen oxides.

                Throughout the United States and internationally, there are abundant reserves of high moisture, low-Btu coals with heat values of less than 9,000 Btus.  However, many coal-fired power generating facilities burn coal that is 11,000 Btus or greater.  The K-Fuel process applies heat and pressure to Powder River Basin, or PRB, coal with a high water content to reduce moisture from approximately 30% in the low-Btu coal to 8% to 12% in the K-Fuel products.  As a result, the heat value is boosted by 30% to 40%, resulting in its increased efficiency for use in power generating facilities.  Further, the K-Fuel process removes a significant amount of impurities from the low-Btu coal allowing for the power generating industry to more economically comply with increasingly stringent air emission standards and environmental regulations.

                We have substantially completed the construction of our 750,000-tons per year K-Fuel plant and mine project in Wyoming's Powder River Basin, which is our first commercial plant implementing the K-Fuel process.  In December 2005, we completed our first two production runs using feedstock coal with less than 8,000 Btus at the 750,000-tons per year plant.  The initial production runs resulted in a product that was approximately 11,000 Btus, with a moisture content of between 8% and 12%, meeting our desired specifications for K-Fuel product.  Further, the initial product showed the predicted reduction in mercury of approximately 70% from the feedstock coal.

                We were founded in 1984 as a clean coal company focused on developing our K-Fuel process.  We incorporated under the laws of the state of Delaware in 1988.  Our principal executive offices are located at 55 Madison Street, Suite 500, Denver, Colorado 80206, and our telephone number is (303) 293-2992.

Business Strategy

                The principal elements of our business strategy are to construct additional K-Fuel facilities thus  increasing the  production of K-Fuel product, and generate earnings and cash flows.  We plan to focus on the following:

•

Expand Production through the Construction of K-Fuel Facilities.  We intend to construct K-Fuel facilities at coal mine sites to process abundant reserves of cheap subbituminous coal and lignite into K-Fuel products.  We are also exploring the potential for integrating the construction of K-Fuel plants at new and existing power generating facilities.  We have substantially completed our 750,000-tons per year K-Fuel plant in the Powder River Basin, and have signed agreements for the development of future K-Fuel plants also located in the Powder River Basin.  We have also signed a memorandum of understanding with a coal producer to access their mine site location in Louisiana to determine the viability of a K-Fuel plant using lignite at that location.  We will continue to pursue increased production through investigation of potential sites for the construction of new facilities, both within the Powder River Basin and throughout other coal-producing regions of the United States, focusing on sites that have readily available access to rail and barge transportation.

•

Continue to Pursue Vertical Integration through Acquisitions and Joint Ventures.   We believe we are well-positioned to pursue selected acquisitions and attract industry joint venture partners to continue our vertical integration strategy.  In 2005, we acquired a research and engineering firm focused on thermal process engineering, including the upgrading and processing of coal.  Further, we have entered into a stock purchase agreement with the parent company of Buckeye Industrial Mining Co. to purchase all of the outstanding stock of Buckeye, which would provide us with established markets, infrastructure, blending facilities, coal supply, and operating cash flow.  We expect to pursue additional acquisitions of companies with coal resources and businesses complementary to our business model and strategy.

•

Enter into Licensing Agreements.  We plan to develop and operate K-Fuel production plants domestically and internationally through licensing our K-Fuel technology to third parties.  We believe that there are a number of opportunities to license our technology to operators in other regions that have access to deep-water ports and high moisture, low-Btu coal supplies.

Competitive Strengths

                As a result of the following strengths, we believe we are well positioned to execute our business strategy:

•

Technical Expertise.  Our strategic alliance with Lurgi South Africa Technology Company has brought over 70 years of experience in designing and building coal processing plants for the implementation of the K-Fuel process.  In addition to our strategic alliance, we acquired a research and engineering firm focused on thermal process engineering, including the upgrading and processing of coal.

•

Proprietary Process.   Our proprietary commercial beneficiation process affords a number of advantages over competing technologies such as gasification and liquefaction.  The K-Fuel process incorporates proven Lurgi South Africa commercial equipment, which has been utilized in similar applications throughout the world.

•

Favorable Price Differentials and Tax Credits.  We have uniquely positioned our self in the energy market to capture a potion of the price differential between high -and low-Btu coals.  In addition, we believe IRS Section 45 clean coal production tax credits are available for coal processed in our  facilities placed in service prior to January 1, 2009.

•

Lower Emissions and Environmental Benefits.   In addition to the economic advantages associated with capturing the price differential between high - and low-Btu coals, the K-Fuel process removes a significant amount of impurities from the low-Btu coals, assisting the power generating industry in economically complying with increasingly stringent air emission standards and environmental regulations.  Power generating facilities burning K-Fuel should realize lower emissions, and, therefore, experience significant savings as a result of not having to purchase sulfur dioxide, nitrogen oxide and mercury credits.

Recent Developments

      Buckeye Acquisition

                On March 6, 2006, we entered into a stock purchase agreement with Keller Group, Inc. to acquire its wholly owned subsidiary, Buckeye Industrial Mining Co. Buckeye's primary business is to mine, process and sell coal to power generating facilities and industrial users.  The total purchase price of $37.5 million consists of our common stock valued at $2.5 million and $35 million in cash.  We expect to close in early April 2006.

                The contemplated acquisition of Buckeye continues our vertical integration strategy.  The expected benefits of the acquisition would provide us with established markets, infrastructure, blending facilities, coal supply, and operating cash flow

      Follow-On Common Stock Offering

                On February 8, 2006, we sold 7 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering.  On February 27, 2006, the underwriters exercised in full their over allotment option, purchasing an additional 1.1 million shares of common stock.  Including the over-allotment, the offering totaled 8.1 million shares of common stock at a price of $18.75, resulting in net proceeds of approximately $144.4 million after deducting the underwriting discounts and commissions and estimated offering expenses.  We plan to use the proceeds from this offering to fund the contemplated acquisition of Buckeye, new plant facility construction costs, the purchase of a coal-fired boiler and general corporate purposes.  If we are unable to close the acquisition of Buckeye, we intend to use those funds to further the development of our K-Fuel plants and for any acquisitions we may identify in the future.

                Operations and Business History

                Historically, we have reported results for our business in one segment.  However, in December 2004, we entered into an agreement to license our proprietary coal processing technology.  Due to this licensing agreement we now operate our business in two segments, the Licensing segment and the Operating segment.  The Licensing segment represents revenue and costs related to the licensing of our technology to third parties and comprised virtually all our revenue in 2005 and 2004.  The Operating segment contains all other operations including:

•	the construction of our 750,000-tons per year plant;
•	our corporate operations, business development; and
•	our research and development activities.

                As our operations expand, we will continue to evaluate how we manage and report our business and expect to increase the number of segments.  Since we operated our business in a single segment in prior years, our discussion is focused on our overall business history and strategy, rather than by segment, unless otherwise indicated.

                Patents

                Over the past 20 years, we have obtained multiple patents for different versions of the K-Fuel technology using a variety of methods to apply heat and pressure to beneficiate high moisture coal feedstocks.  We have patents or patent applications for the K-Fuel technology issued or pending in the United States and in over 40 foreign countries.  As we continue to develop and make enhancements to K-Fuel, we intend to continue to file for additional patent protection.

                The following historical events have contributed to the development and improvement of our technology:

•

On January 2, 2003, we signed an exclusive business development and intellectual property rights agreement with Lurgi South Africa to combine the K-Fuel process with Lurgi South Africa’s technical services and equipment.

•

Between 2000 and 2005, we completed evaluations of our K-Fuel products and process and commissioned numerous independent combustion studies to test and improve our K-Fuel products.  Through these efforts we believe we have enhanced the K-Fuel process and resolved previously identified technical and operational issues.

•

Prior to 2000, we constructed a 500,000-tons per year K-Fuel production facility with Thermo Ecotek Corporation.  The plant experienced certain problems while operating, relating to tar and fines (small particulates of coal) build-up within the system during production and product quality issues related to product dusting.  Through modifications to our process, we believe we have resolved these issues in the K-Fuel process.

                During the years ended December 31, 2005, 2004 and 2003, our research and development costs were approximately $1.6 million, $696,000 and $1.6 million, respectively.

                Acquisitions

                Effective March 1, 2005, we acquired MR&E LLC, a research and engineering firm focused on thermal process engineering, including the upgrading and processing of clean coal.  We acquired all of the outstanding membership interests for cash of $656,000.

                On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company from Wyodak Resources Development Corporation for cash of $523,000 and assumption of an asset retirement obligation of $2.7 million.  Landrica owns a coal mine facility in Cambell County, Wyoming with assets that include 1,000 acres of land, buildings, coal handling equipment, a railroad loop and other pieces of mining equipment and property.  We have located our 750,000-tons per year plant on this site and believe that owning the land on which the 750,000-tons per year plant is located will provide us with operational efficiencies in the future.

                Discontinued Operations

                On November 26, 2003, we completed an equity exchange transaction with Kennecott Energy Company.  In accordance with the terms, Kennecott transferred to KFx its 49% membership interest in K-Fuel, LLC, or KFL, and the full ownership of all related technology and patents developed by Kennecott.  Prior to the consummation of this transaction, KFx owned a 51% membership interest in KFL ..  In exchange, KFx transferred its ownership interests in Pegasus Technologies Inc. to Kennecott.  KFx had previously held approximately 65% ownership in Pegasus.  As a part of this transaction, Kennecott also received a license and all necessary rights to build and operate up to three commercial K-Fuel plants and to market K-Fuel or other production from those plants.  Each plant can have annual capacity of up to three million tons and Kennecott will pay applicable royalty and license fees for these three plants.

Competition

                K-Fuel is an upgraded coal characterized by low-moisture, high-Btu content and low sulfur dioxide, nitrogen oxides and mercury emissions.  As such, the known direct competitors for K-Fuel include other coal upgrading processes, other high Btu coal, low sulfur coal and clean coal technology companies that produce equipment to reduce emissions from the burning of coal.  The indirect competition to K-Fuel includes electrical generation from natural gas, nuclear fuel, oil, wind, bio-fuels, and other renewable energy sources.  Over the past two years, pricing trends for a number of these alternatives have enhanced the competitive position of K-Fuel.

                Potential customers could choose to install pollution equipment instead of using K-Fuel and /or choose to inject additives to reduce emissions.  This equipment includes low-nitrogen oxide burners, over-fire air systems, selective catalytic reduction systems, sulfur scrubbers, fabric filters, electrostatic precipitators, mercury control technology, or other equipment.  In contrast to K-Fuel, most of these technologies require a significant investment of funds by the customer and impose a parasitic load on the plant, thereby reducing the salable electricity produced from the affected unit.

Environmental Regulation Affecting our Market

                We believe that existing and proposed legislation  regulations could impact fossil fuel-fired, and specifically coal-fired, power generating facilities.  According to the U.S. Environmental Protection Agency (“EPA”), power generation emits substantial levels of sulfur dioxide, nitrogen oxides and mercury into the environment.  Regulation of these emissions can affect the market for our K-Fuel product by imposing limits and caps on these emissions.  The most significant legislation and regulations affecting our market include: the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below.  In addition, the K-Fuel market could be affected by the Regional Greenhouse Gas Initiative, which requires reduction in carbon dioxide starting in 2009 in 7 northeastern states; EPA’s Nitrogen Oxide State Implementation Plan Call, which requires 22 eastern states and the District of Columbia to reduce summertime ozone formation by controlling nitrogen oxide emissions; EPA’s National Ambient Air Quality Standards for ozone and fine particulate matter, which requires that approximately 700 counties across the U.S. achieve attainment of ozone and particulate matter standards; and the Regional Haze Rules which requires emission controls for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.

                The following briefly describes the most important laws and regulations affecting the market for our products.

•

The Clean Air Act and Acid Rain Program.  The Clean Air Act of 1970, as amended (“CAA”) is the primary mechanism for regulating emissions of sulfur dioxide and nitrogen oxide from coal-fired power generating facilities.  A key component of the CAA regulates sulfur dioxide and nitrogen oxide emissions.  Specifically, title IV of the CAA set a goal of reducing SO2 emissions by 10 million tons below 1980 levels and imposed a two-phased tightening of restrictions on fossil fuel-fired power plants.  Phase I began in 1995 and focused primarily on coal-burning electric utility plants in the east and midwest.  In 2000, Phase II began and this phase tightened the annual emissions’ limits on larger higher emitting plants and set restrictions on smaller, cleaner plants fired by coal, oil, and gas.  The Acid Rain Program also calls for a 2 million ton reduction in NOx emission and focuses on one set of sources that emit NOx: coal-fired electric utility boilers.  Beginning in January 2000, NOx emissions are to be reduced 900,000 tons per year beyond the 1.2 million per year reduction set by the EPS in 1995.

•

Clean Air Interstate Rule.  The Clean Air Interstate Rule (“CAIR”) was proposed by EPA in January 2004.  Once fully implemented, CAIR will reduce SO2 emissions in 28 states and D.C. by more than 70% and NOx emissions by more than 60% from the 2003 levels.  Through the use of a cap-and-trade approach, CAIR promises to achieve substantial reduction of SO2 and NOx emissions.  Implementation of CAIR begins in 2006 with revised State Implementation Plans (SIPs).  The rule will be fully implemented by 2015.

•

Clean Air Mercury Rule.   The Clean Air Mercury Rule (“CAMR”) will impose mandatory mercury emissions reduction on electric utility coal-fired power plants for the first time.  EPA finalized CAMR on May 18, 2005, but agreed on October 21, 2005 to reconsider certain portions of the rule.  EPA is responding to petitions for reconsidering submitted by several states, environmental groups and Indian Tribes.  EPA’s CAMR is based on EPA’s finding that approximately 75 tons of mercury are found in coal delivered to power plants each year and about 2/3 of this mercury is emitted to the air.  As current formulated, CAMR allows coal-fired power plants to cap emissions in two phases, in 2010 and 2018, and trade mercury allowances.

Environmental Regulation Affecting the Construction and Operation of our Plants

                As a general matter, we are subject to a number of state and federal regulations that (i) seek to limit the amounts of certain emissions into the environment; (ii) regulate the disposal of certain potentially hazardous materials; and (iii) impose certain employee safety requirements upon us.  While the coal mining and electric power generation industries are subject to significant regulation, we believe that our exposure to such regulation is limited because of the current nature of our operations.  However, as we expand our operations we may become subject to more regulation.  For example, if we build additional plants we may install coal-fired boilers, which are subject to more permitting requirements and more environmental regulation than gas-fired boilers.  Further, as we begin to mine coal from our open pit and if we complete the Buckeye acquisition, we will be subject to additional regulations including the Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and other regulations that seek to protect the health and safety of employees.

                In the United States, the K-Fuel product is not expected to be subject to unusual levels of local, state or federal regulation with respect to its transportation and distribution.  However, any future U.S. production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits) once facilities begin production.  The most significant types of permits that are typically required for commercial production facilities include an operating and construction permit under the CAA, a wastewater discharge permit under the Clean Water Act, and a treatment, storage and disposal permit under the Resource Conservation and Recovery Act.  Some of the federal programs have delegated regulatory authority to the states and, as a result, facilities may be required to secure state permits.  Finally, the construction of new facilities may require review under the National Environmental Policy Act, or NEPA, or a state equivalent, which requires analysis of environmental impacts and, potentially, the implementation of measures to avoid or minimize these environmental impacts.

                Any international K-Fuel production plants will also be subject to various permitting and operational regulations specific to each country.  International initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for our products and services.

                In 2004, Congress passed tax credits for refined coal within the American Jobs Creation Act.  To qualify for the tax credit, the refined coal must realize a reduction of at least 20% in nitrogen oxide emissions and at least 20% in either sulfur dioxide or mercury emissions and have an increase in market value over the comparable coal of at least 50%.  Based upon our testing to date, we believe that K-Fuel meets these requirements and that our future K-Fuel production plants will be eligible for the credit if they are operational by January 1, 2009.  Generally, the refined coal credit, escalated annually, will be earned for each ton produced over a ten-year period from the date the plant is placed in service.

Employees

                At January 31, 2006, we had 72 full-time employees.

Access to Information

                Our web site address is www.kfx.com.  We make available, free of charge, on the Investor Info section of our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.  We also make available through our web site other reports electronically filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act.  We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K

ITEM 1A.  RISK FACTORS

                In addition to risk and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results.  We have provided below a list of these risks factors that should be reviewed when considering our business and securities.  These are not all the risks we face, and other factors currently considered immaterial or unknown to us may impact our future operations.

Business Risks

We have a history of losses, deficits, and negative operating cash flows and will likely continue to incur losses in the future.

                We expect to incur operating losses and continued negative cash flows from operations for the foreseeable future.  We have made, and will continue to make, substantial capital and other expenditures before we will have sufficient operating income and cash flow to recover our investments.  We are not able to accurately estimate when, if ever, our operating income will increase sufficiently to cover these investments.  Further, we may not achieve or maintain profitability or generate cash from operations in future periods.  Our working capital (the amount our current assets exceed our current liabilities), accumulated deficit, net loss and cash (used in) provided by operating activities are as follows:

	December 31,

	2005	2004	2003

	(in thousands)
Working capital	$ 19,910	$ 73,603	$ 21,204
Accumulated deficit	(151,870)	(128,557)	(118,002)
Net loss	23,313	10,555	8,283
Cash (used in) provided by operating activities	$ (12,071)	$ 2,042	$ (8,220)

We have substantial capital requirements and, as a result, we have been and continue to be dependent on sales of our equity securities to fund our operating costs.

                As a result of negative cash flows from operations, we have been and continue to be dependent on sales of our equity securities to fund the operating and substantial capital costs associated with our business.  Our business strategy may further increase our needs for additional capital.  Our success is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof.  Depending on our future operations and the conditions of the equity capital markets, we may not be able to continue to raise additional equity capital on terms acceptable to us or at all.  A lack of adequate financing may adversely affect our ability to pursue our business strategy, respond to changing business and economic conditions and competitive pressures, absorb negative operating results and fund our continuing operations, capital expenditures or increased working capital requirements.

We have a limited operating history as an energy solutions company, and our business and prospects should be considered in light of the risks and difficulties typically encountered by a company with a limited operating history.

                You should consider our business and prospects in light of the risks and difficulties typically encountered by a company with a limited operating history.  The specific risks include whether we will be able to:

•	enter into agreements for the purpose of licensing our K-Fuel technology or building K-Fuel plants;

•	enter into or maintain strategic partnerships with vendors and other parties to maximize our K-Fuel process;

•	raise additional capital;

•	accurately assess potential markets and effectively respond to competitive developments;

•	attract and retain customers for product sales;

•	attract and retain credit‑worthy customers;

•	effectively manage expanding operations;

•	successfully market our products;

•	execute our business strategy; and

•	attract and retain key personnel.

                We may not be successful in addressing these and other risks.  As a result, our financial condition and results of operations may be adversely affected.

Technical and operational problems may adversely impact our ability to operate or develop K-Fuel facilities, resulting in delays in the production of our K-Fuel products.

                Problems we may encounter in current and future plants include:

•	construction problems including cost overruns, delays, damage, technical issues, availability of raw material, availability of workers or contractors and weather;

•	unforeseen problems in the commissioning or operation of our current or future plants; and

•	products produced may not meet our specifications or customer requirements.

                Our ability to effectively operate and develop K-Fuel facilities may be harmed to the extent these and other technical or operational problems materialize.

Any negative results from the continuing evaluation of K-Fuel produced at our 750,000- tons per year plant site or future plant sites by us or third parties could have a material adverse effect on the marketability of K-Fuel and our future prospects.

                We and certain third parties are continuing to evaluate K-Fuel produced at test runs conducted at our 750,000-tons per year plant site.  There can be no assurance that this evaluation will  result in positive findings concerning the moisture content, heat value, emission‑levels, burn qualities or other aspects of our K-Fuel product.  Furthermore, even should this initial evaluation indicate that our K-Fuel product performs to design specifications, there can be no assurance that later tests will confirm these preliminary results or that our K-Fuel product will be readily accepted by the market.  The process of introducing K-Fuel into the market may be further delayed if these test results are negative or if potential customers conduct their own tests of the K-Fuel product to determine whether it meets their individual requirements.  If this continuing process of evaluation and market introduction results in negative findings concerning the K-Fuel process, this could have a material adverse effect on the marketability of K-Fuel and on our financial condition, results of operations and future prospects.

Due to the uncertain market for, and commercial acceptance of, our K‑Fuel products, we may not be able to realize significant revenues from the sale of K-Fuel products.

                While we believe that a commercial market will develop both domestically and internationally for cleaner coal products such as K-Fuel, we will face the following risks due to the developing market for our cleaner coal technology:

•	limited pricing information;

•	changes in the price differential between low- and high-Btu coal;

•	unknown costs and methods of transportation for bringing K-Fuel to the market;

•	alternative fuel supplies available at a lower price;

•	available emissions reducing equipment and other technologies;

•	the market viability of K-Fuel; and

•	sufficient market interest for us to continue in business.

                If we are unable to develop markets for our K-Fuel products, our ability to generate revenues and profits may be negatively impacted.

If we are unable to construct and operate commercial K-Fuel production plants profitably, our ability to generate revenue from this process will be impaired.

                The commercial production of our K-Fuel product is relatively new and untested.  Our future success depends on our ability to successfully operate our existing commercial K-Fuel production plant at a profit, as well as to locate, develop and construct future commercial K-Fuel production plants at a profit.  A number of different variables, risks and uncertainties affect our successful construction of future K-Fuel production plants and our ability to operate such plants at a profit including:

•	the complex, lengthy and costly regulatory permit and approval process;

•	local opposition to development of projects, which can increase cost and delay timelines;

•	increases in construction costs such as contractors, workers and raw materials;

•	high transportation costs and availability of transportation;

•	the possible future price increase of low-Btu coal, which could make the production of K-Fuel unprofitable; and

•	expenditures related to researching and investigating future K-Fuel production sites, which we may not be able to recover.

                If we are unable to successfully address these risks, our results from operations and financial condition may be adversely affected.

Competition from other companies in the clean coal and alternative fuel technology industries could adversely affect our market share.

                Competition in the clean coal, alternative fuel and emission‑reducing equipment industries could impact our ability to generate revenue from our K-Fuel process.  Many of these companies in the clean coal, alternative fuel technology and emission‑reducing equipment industries have financial resources greater than ours.  Due to these competitive advantages, our competition may be able to offer products more competitively priced and more widely available than ours.  These companies may also have the resources to create new technologies and products that could make our process and products obsolete.  KFx's future revenues may depend on our ability to address competition in these industries.

Deregulation in the United States power generating industry may result in increased competition, which could result in lower margins for our products.

                We expect that deregulation in the United States power generating industry will result in utilities and other power generating facilities placing a high emphasis on reducing costs in their operations.  This situation may, in turn, result in increased competition from other producers of energy‑efficient coal products, other clean fuel sources, and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel products.

Regulation of the K-Fuel process and K-Fuel products may adversely affect our financial condition and results of operations.

                Our products will be subject to federal, local, and foreign laws and regulations.  In addition, as products are introduced into the market commercially, governments may impose new regulations.  Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the development or sale of our products, may increase our costs and the price of our products.  If the cost of compliance with applicable laws and regulations increases past that forecasted, our ability to profitably market and sell K-Fuel products may be jeopardized.

Compliance with environmental laws and regulations may increase our costs and reduce our revenues.

                Our operations are subject to stringent and complex federal, state and local environmental laws and regulations.  Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.  Certain environmental statutes impose strict, joint and several liabilities for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released.  Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or other waste products into the environment.

                As we have acquired and may continue to acquire businesses with active or inactive coal mining operations, such as Landrica Development Company and our pending purchase of Buckeye Industrial Mining Co., we have become and will become increasingly affected by federal, state and local laws and regulations affecting the coal mining industry, including laws and regulations pertaining to employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability.  The costs, liabilities and requirements associated with these regulations can be costly and time‑consuming, and could potentially affect our cash flow and profitability.

Future changes in the law may adversely affect our ability to sell our products and services.

                A significant factor in expanding the potential U.S. market for K-Fuel is the numerous federal and state environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users.  We believe that the use of clean‑burning fuel technologies, like K-Fuel, helps utility companies comply with the air emission regulations and limitations.  We are unable to predict future regulatory changes and their impact on the demand for our products.  While more stringent laws and regulations, including mercury emission standards, limits on sulfur dioxide emissions and nitrogen oxide emissions, may increase demand for our products, such regulations may result in reduced coal use and reliance on alternative fuel sources.  Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations would have a material adverse effect on our prospects.

Our inability to adequately protect and defend our proprietary process could harm our business, increase our costs and decrease the sales volume of our products and services.

                Our success depends upon our proprietary process.  We rely on a combination of patent trademark and trade secret rights to establish and protect our proprietary rights.  We currently have a series of patents and patent applications on our K-Fuel process.  However, competitors may successfully challenge the validity or scope of one or more of our patents, or any future patents.  These patents alone may not provide us with any significant competitive advantage.

                Further, our current issued patent protection does not cover what we believe are certain unique aspects of our K-Fuel process, as it is currently conducted.  One of our pending United States patent applications include claims covering these unique aspects has been rejected.  While this application currently stands rejected by the United States patent and trademark office as filed, they have indicated that many of the claims presented in the application are most likely allowable.  The application has been refiled to conform to the examiner’s comments and we expect the patent to be granted as refiled.  However, there can be no assurance that we will be able to obtain patent protection in the United States or abroad to protect these or any other aspects of our intellectual property, or that, in the absence of any such patent protection, that the combination of additional methods that we currently employ to maintain the confidentiality of our processes will adequately safeguard our proprietary processes and information.  If our intellectual property is not adequately protected, this may have a material adverse impact on our financial condition, results of operations and future prospects.

                Third parties could copy or otherwise obtain and use our technology without authorization or develop similar technology independently.  The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our solutions, or design around any patents or other intellectual property rights we hold.

                Any actions taken by us to enforce our patents or other property rights could result in significant expense as well as the diversion of management time and resources.  In addition, detecting infringement and misappropriation of patents or intellectual property can be difficult, and there can be no assurance that we would detect any infringement or misappropriation of our proprietary rights.  Even if we are able to detect infringement or misappropriation of our proprietary rights, litigation to enforce our rights could cause us to divert significant financial and human resources from our business operations, and may not ultimately be successful.  If we are required to divert significant resources and time to the enforcement of our proprietary rights, even if the enforcement is successful, our business could be materially adversely affected.

Our success will depend on our ability to operate without infringing on or misappropriating the proprietary rights of others.

                We may be sued for infringing or misappropriating the proprietary rights of others.  Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business.  In addition, litigation is time consuming and could divert management attention and resources away from our business.  If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages.  Under some circumstances, these damages could be triple the actual damages the patent holder incurs.  If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

                If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products or processes, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder.  Any required license might not be available to us on acceptable terms, or at all.  Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us.  If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our anticipated products, which could have a material adverse effect on our business.

We rely on key personnel and if we are unable to retain or attract qualified personnel, we may not be able to execute our business plan.

                Our success is currently dependent on the performance of a small group of senior managers and key technical personnel.  In addition, our business strategy will require us to attract and retain a substantially greater number of qualified personnel.  The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

Any overseas development of our business is subject to international risks, which could adversely affect our ability to license, construct or operate profitable overseas plants.

                We believe a portion of the growth opportunity for our business lies outside the United States.  Doing business in foreign countries may expose us to many risks that are not present in the U.S.  We lack significant experience dealing with such risks, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers.  In addition, it may be more difficult for us to enforce legal obligations in foreign countries, and we may be at a disadvantage in any legal proceeding within the local jurisdiction.  Local laws may also limit our ability to hold a majority interest in the projects that we develop.

Our acquisition activities may not be successful.

                As part of our business strategy, we may make acquisitions of businesses and properties.  However, suitable acquisition candidates may not be available on terms and conditions we find acceptable.  Further, acquisitions pose substantial risks to our financial condition and results of operations.  In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources to acquire attractive companies and properties.  Even if future acquisitions are completed, the following are some of the risks associated with acquisitions:

•	the acquired businesses or properties may not produce revenues, earnings or cash flow at anticipated levels;

•	we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner;

•	acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures;

•	we may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our stockholders; and

•	we may incur additional debt related to future acquisitions.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes‑Oxley Act of 2002 could have a material adverse effect on the market's perception of our business and our ability to raise capital.

                We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes‑Oxley Act.  The Sarbanes‑Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.  If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes‑Oxley Act.  Further, this assessment maybe complicated by any acquisitions we may complete.  While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business and our ability to raise capital.

Risks Relating To Our Common Stock

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

                The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities.  The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  For example, since the beginning of the fourth quarter of 2004, our stock price has appreciated approximately 175%.  Our current market price and valuation may not be sustainable.  If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above its purchase price.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

Provisions in our articles of incorporation, bylaws and Delaware law may make it more difficult to effect a change in control, which could adversely affect the price of our common stock.

                Provisions of our articles of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.   We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine.  Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition.

                Our articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control.  These provisions include:

•	giving the board the exclusive right to fill all board vacancies;

•

providing that special meetings of stockholders may be called by the president, chairman of the board or by the board, and shall be called by the president, chairman or secretary after receipt of a written request signed by holders of at least 10% of the outstanding shares;

•	a classified board of directors; and

•	permitting removal of directors only for cause and with a majority vote of the stockholders.

                These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions.  As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, and may limit the price that investors are willing to pay in the future for shares of our common stock.

                We are also subject to provisions of the Delaware General Corporation Law that prohibit business combinations with persons owning 15% or more of the voting shares of a corporation's outstanding stock for three years following the date that person became an interested stockholder, unless the combination is approved by the board of directors prior to the person owning 15% or more of the stock, after which the business combination would be subject to special stockholder approval requirements.  This provision could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or may otherwise discourage a potential acquirer from attempting to obtain control from us, which in turn could have a material adverse effect on the market price of our common stock.

A substantial number of shares we have issued in exempt transactions are, or are being made, available for sale on the open market, and the resale of these securities might adversely affect our stock price.

                We have on file with the SEC effective registration statements for a substantial number of shares for resale.  The selling stockholders under our effective registration statements will be permitted to sell their registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

                The sale of a substantial number of shares of our common stock under our registration statements, or the anticipation of such sales, could make it more difficult for us to sell equity or equity‑related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

                We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business.  Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.  Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

                We previously entered into a lease through May 2007 for office space to accommodate our headquarters, which is located in Denver, Colorado.  We consider our headquarters sufficient to meet our near-terms goals.

                In May 2004, we purchased Landrica Development Company, or Landrica.  Through Landrica, we own approximately 1,000 acres of land located in Campbell County, Wyoming (near Gillette, Wyoming).  Our demonstration facility and our 750,000-tons per year plant are both located at this site.  The land also includes various coal processing equipment, certain industrial buildings, waste injection wells, producing water wells, a coal-mining pit and a railroad spur.  These assets occupy only a portion of the total acreage of the site.  As a result, there is acreage available for expansion or use for other purposes, subject to certain restrictions.

ITEM 3.     LEGAL PROCEEDINGS

                Except as provided below, we are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party.

                  On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Ultramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement (“Agreement”) to Pegasus Technologies, Ltd. (“Pegasus”) in which we owned a majority interest at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  The Agreement provided for the payment of certain minimum royalties.  KFx executed the Agreement along with Pegasus.  The Agreement provided that Pegasus and KFx were both licensees and were jointly and severally liable.  While we were not aware of this dispute until receipt of the Demand for Arbitration, Pegasus has previously refused Ultramax’s claims for the payment of minimum royalties on the basis that the software did not perform as promised.  Ultramax disagrees and claims that the terms of the Agreement have been breached.  Ultramax is claiming damages of up to $4 million.  On May 24, 2005, Pegasus and KFx entered into an agreement whereby Pegasus has agreed to “indemnify and hold harmless KFx for any monetary award or other judgment received by Ultramax through the arbitration, including any attorney’s fees or costs awarded to Ultramax.”  Pegasus and KFx have retained counsel and continue to vigorously defend the arbitration, which is currently scheduled for hearing on April 3, 2006.  At the present time, it is not possible to predict the outcome of this arbitration.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Price Range of Common Stock

                Our common stock trades on the American Stock Exchange under the trading symbol “KFX.”  The following table presents the reported sales prices for periods ended:

Year	Period	High	Low

2005	First Quarter	$18.00	$12.24
	Second Quarter	$14.90	$10.32
	Third Quarter	$18.48	$13.98
	Fourth Quarter	$17.50	$12.41
2004	First Quarter	$10.58	$7.36
	Second Quarter	$11.05	$7.04
	Third Quarter	$9.61	$6.24
	Fourth Quarter	$15.94	$6.91

                As of February 28, 2006, we had approximately 230 holders of record of our common stock.  This does not include holdings in street or nominee names.  On February 28, 2006, the closing price of our common stock was $20.88 per share.

Dividend Policy

                We have never paid cash dividends and do not anticipate paying dividends in the foreseeable future.  We expect that we will retain all available earnings generated by our operations for the development and growth of our business.  Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

                In January 2005, we issued an aggregate of 19,305 shares of common stock, 200,000 warrants with an exercise price of $5.00 and 400,000 warrants with an exercise price of $8.52 to Venners & Company, Ltd. and Public Relations of America, Inc. pursuant to previously executed consulting agreements.  These securities were sold in private transactions pursuant to an exemption from registration requirements of the Security Act of 1933, as amended under section 4(2).

ITEM 6.     SELECTED FINANCIAL DATA

                The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.  The selected consolidated financial data for each of the three years in the period ended December 31, 2005 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 are derived from, and qualified by reference to, our audited Consolidated Financial Statements, in Item 8 of this report.  The selected consolidated results of operations data related to 2002 and 2001 and selected consolidated balance sheet data related to 2003, 2002 and 2001, have been derived from audited financial statements not included in this report and have been revised from prior filings for our discontinued operations unless otherwise noted.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share amounts)
Statement of operations data:
Operating revenues	$984	$28	$72	$6	$—
Operating expenses	26,144	11,375	9,590	6,491	6,130
Operating loss	25,160	11,347	9,518	6,485	6,130
Loss from continuing operations	23,313	10,555	10,245	18,385	11,056
Net gain (loss) from discontinued operations	—	—	1,962	(5,066)	(4,121)
Net loss available to common stock holders	23,313	10,555	8,283	39,987	15,177
Basic and diluted loss from continuing operations	0.35	0.18	0.22	0.52	0.42
Basic and diluted net loss per share	$0.35	$0.18	$0.18	$1.14	$0.58
Weighted average shares of common stock outstanding	66,399	57,928	46,569	35,088	26,095
Balance sheet data:
Cash and cash equivalents	$28,793	$79,381	$23,701	$2,758	$376
Property and equipment, net, including plant construction in progress	76,291	23,521	6,649	126	175
Total assets (1)	114,172	112,304	35,005	15,782	14,317
Deferred rent and other long-term liabilities, including current portion (2)	535	213	170	415	18,041
Redeemable common stock	—	—	—	—	424
Stockholders’ equity (deficit)	93,641	94,260	31,098	1,735	(13,678)
Working capital (deficit)	$19,910	$73,603	$21,204	$(756)	$(16,476)
Cash flow data:
Cash (used in) provided by continuing operating activities	$(12,071)	$2,042	$(8,220)	$(3,993)	$(6,738)
Cash used in continuing investing activities	(49,984)	(16,285)	(5,669)	(5,500)	(2,701)
Cash provided by continuing financing activities (3)	$11,467	$69,923	$32,061	$15,077	$8,694

(1)	Total assets for 2002 and 2001 include assets held for disposal related to our discontinued operations of approximately $10.2 million and $10.7 million, respectively.
(2)

The current portion of long-term debt as of December 31, 2005, 2004, and 2003, was $160,000, $180,000, $170,000, respectively.  We have estimated the current portion of long-term debt related to discontinued operation was $4.8 million as of December 31, 2001.

(3)	We have revised the consolidated Statement of Cash Flows for the year ended December 31, 2002 and 2001 to remove the effects of discontinued operations; as a result, these balances are unaudited.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are qualified by reference to, our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Selected Financial Data included in Item 6 of this report.  Certain reclassifications have been made to prior year amounts to conform to current year presentation.  Certain statements set forth below under this caption constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform of 1995.  Refer to the “Cautions About Forward Looking Statements” preceding Item 1 of this report.  Also, for a discussion of certain risk factors applicable to our business and operations see “Risk Factors” in Item 1A of this report.

Overview

                We offer combined energy, environmental and economic solutions to coal-fired power generating facilities and industrial coal users in the United States and internationally.  Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu PRB coals, such as subbituminous coal and lignite, into a more energy efficient, lower‑emission fuel.  A co-benefit of the K-Fuel process is the removal of significant amounts of impurities, including mercury, and the reduction of emissions of sulfur dioxide and nitrogen oxides.

                The following discussion is focused on the recent events that we believe have the most significant impact on our business.

•	We have substantially completed the construction of our 750,000-tons per year K-Fuel plant and mine project in Wyoming's PRB, which is our first commercial plant implementing the K-Fuel process;

•

We completed our first two production runs using feedstock coal with less than 8,000 Btus at the 750,000-tons per year plant.  The initial production runs resulted in coal that was approximately 11,000 Btus, with a moisture content of between 8% and 12%, meeting our desired specifications for K-Fuel product.  Further, the initial product showed a reduction in mercury of approximately 70% from the feedstock coal;

•

We entered into a stock purchase agreement with Keller Group, Inc. to acquire its wholly owned subsidiary Buckeye Industrial Mining Co. Buckeye's primary business is to mine, process and sell coal to power generating facilities and industrial users.  The acquisition would provide us with established markets, infrastructure, blending facilities, coal supply, and operating cash flow;

•

In February 2006, we sold 7 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering.  On February 27, 2006, the underwriters exercised in full their over allotment option, purchasing an additional 1.1 million shares of common stock.  Including the over-allotment, the offering totaled 8.1 million shares of common stock at a price of $18.75, resulting in net proceeds of approximately $144.4 million after deducting the underwriting discounts and commissions and estimated offering expenses.  We plan to use the proceeds from this offering to fund the contemplated acquisition of Buckeye, new plant facility construction costs, the purchase of a coal-fired boiler and general corporate purposes.  If we are unable to close the acquisition of Buckeye, we intend to use the proceeds to further the development of our K-Fuel plants and for any acquisitions we may identify in the future;

•

We have signed agreements to evaluate the potential of constructing and operating plants located in the PRB.  We have also signed a memorandum of understanding with a coal producer to access their mine site location in Louisiana to determine the viability of a K-Fuel plant at that location;

•	We strengthened our executive management team by adding an experienced operational Chief Executive Officer; and

•	We purchased MR&E, a research engineering and project management firm focused on thermal process engineering, including upgrading and processing of clean coal.

                Our financial statements include all of our wholly owned subsidiaries, including MR&E, acquired in March 2005 and Landrica, acquired in May 2004; both are more fully discussed in Item 1 of this report.  During 2003, as part of an exchange transaction with Kennecott, we transferred our ownership of Pegasus to Kennecott for the remaining interest in KFL that we did not own.  As a result of this exchange, we have accounted for Pegasus as a discontinued operation and have accordingly removed its effects from our results of continuing operations for 2003.  KFL is now a wholly-owned subsidiary.

                Historically, we reported results for our business in one segment.  In December 2004, we entered into an agreement to license our proprietary coal processing technology.  Due to this licensing agreement we now operate our business in two segments, the licensing segment and the operating segment.  The licensing segment represents revenue and costs related to the licensing of our technology, which comprises of virtually all of our revenue in 2005 and 2004.  The operating segment contains all other operations.  As we operated our business in a single segment in prior years, our discussion is focused on our overall operations, rather than by segment, unless otherwise indicated.

Significant Trends

                For the last several years, our operations have been focused on developing our technology and the construction of the 750,000-tons per year plant.  As a result, we have limited revenues and most of our costs are related to general and administrative expenses.  In the future, we plan to own and operate K-Fuel production facilities domestically, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties, primarily internationally.  As our operations expand, we expect our revenue and cost structure will also expand.  The following discussion and analysis is focused on the events and trends that we believe have the most significant impact on our business.

                Revenue Trends

                In the future we expect to generate revenue from the following sources:

•	sales of K-Fuel from joint ventures and wholly owned production facilities;
•	licensing of our technology, including license fees for constructing a plant and royalty fees for operating a plant; and
•	consulting services to parties who license our technology.

                In addition, to the extent that we execute on our vertical integration strategy and acquire companies that conform to our business strategy, we anticipate revenues from those sources as well.  For example, we have entered into a stock purchase agreement to acquire Buckeye, and if we complete this acquisition, we could begin recognizing revenue related to their business.

                We have granted certain rights and limited licenses for the use of certain K-Fuel technology, which may limit our revenue from production of K-Fuel to the extent that the rights are exercised.

                Expense Trends

                As we begin to operate our wholly owned and potential joint venture plants, we expect that our cost structure will change.  Currently, the majority of our costs are related to general and administrative efforts.  As plants begin operations, we will incur additional expenses, the most significant of which are:

•	Feedstock;
•	non-cash, share-based compensation;
•	payroll;
•	utilities; and
•	royalty costs, relating to fees we owe to parties who own certain rights that support our patents and proprietary technology, primarily the Koppelman estate.

                We anticipate that accounting for non-cash, share-based compensation will add approximately $9 to $10 million per year in the foreseeable future to our expenses.  In the event we should achieve certain performance goals, we would significantly accelerate recognition of these costs.  Costs such as feedstock, payroll and utilities are variable costs that increase with the size and the location of the plant and the year in which they are incurred.  As a result, we cannot currently estimate what these costs will be until such time as a plant becomes operational.  See further discussion of the royalty owed to the estate of Edward Koppelman in Note 5 – Deferred Royalty Costs in Item 8 of this report.

RESULTS OF OPERATIONS

Revenue

                Revenue for the year ended December 31, 2005, was $984,000.  For the years ended December 31, 2004 and 2003, our revenues were inconsequential to our business.  The majority of the increase in 2005 was attributed to the recognition of revenue of $768,000 on the $7.5 million up-front licensing fee received in December 2004 and recorded in our licensing segment.  To date we have completed all of our contractual deliverables for the licensing fee and are waiting for Cook Inlet Coal LLC to provided specific site information before the next phase of revenue recognition can commence.

General and Administrative

                The following table summarizes our general and administrative costs for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31

	2005	2004	2003

	(in thousands)
Employee-related costs	$6,234	$2,234	$1,692
Professional fees	6,059	5,314	4,588
Travel and entertainment costs	719	219	461
Office expenses	530	365	411
Insurance	478	321	252
Other	6,181	334	88

Total general and administrative	$20,201	$8,787	$7,492

                Employee-related costs primarily include salaries and wages, bonuses, benefits, and related benefits, as well as non-cash, share-based employee compensation costs.  Employee-related costs were $6.2 million, $2.2 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.  We recognized non-cash expense for equity compensation in the amount of $2.2 million, $463,000 and $467,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  The remaining increases in 2005 and 2004 were primarily related to an increase in salaries and related burdens as we hired more employees at our corporate and plant office and from the acquisition of MR&E in 2005.

                Professional fees include legal, audit and accounting, public relations and similar costs.  Professional fees were $6.1 million, $5.3 million and $4.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.  We experienced fluctuations in professional fees due to the following:

•	2005 included $2.4 million of non-cash expense related to the issuance of stock to a consultant in exchange for services performed;
•	2004 included $2.2 million of consulting fees relating to assistance with regulatory issues, the majority of which is non-cash for the issuance of warrants and stock;
•

2003 included $1.1 million of legal fees related to a lawsuit settled in January 2004.  In 2004, we negotiated a reduction in our legal costs, which we had previously accrued in 2003.  This reduction of $521,000 was applied to legal fees expensed in 2004.

                Travel and entertainment costs are primarily comprised of airfare, lodging and meals.  Our travel and entertainment costs were $719,000, $219,000 and $461,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase in 2005 was due to additional non-plant related employees and management traveling to the 750,000-tons per year plant site and increased international travel related to visits to Lurgi South Africa’s facilities and other business development opportunities.  During 2003, there was significant travel as we evaluated different methods of improving our K-fuel product and process, primarily related to the implementation of Lurgi South Africa’s equipment.

                Office expenses include rent, office supplies, phone, utilities, publications, and subscriptions.  Office expense were $530,000, $365,000 and $411,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase was due to increases in all aspects of office expense due to the expansion of our business and the increase in the number of employees.

                Insurance primarily includes costs related to our commercial and liability insurance.  Insurance expense were $478,000, $321,000 and $252,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  Increases were attributed to an overall increase in general and commercial liability premiums for our 750,000-tons per year plant.

                Other general and administrative is comprised of expenses that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, repair and maintenance and board of director fees and expenses.  Other general and administrative expenses were $6.2 million, $334,000 and $88,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  In 2005, we incurred $5.8 million of non-cash expense related to the issuance of warrants to Arch Coal, Inc.  In

2004, we recognized non-cash stock-based compensation for a member of the board of directors of $136,000 for the extension of the expiration date of his options.

Mine and Plant Expenses

                Mine expenses include costs associated with security, Mine Safety and Health Association regulatory compliance, property taxes, asset retirement obligation accretion expense and other costs necessary to maintain an open-pit coal mine.  Additionally, these expenses include payments associated with evaluating the potential for utilizing our coal mine to provide feedstock supply to our K-Fuel plant such as: maintenance to the pit roads, coal testing, and other feasibility study costs.  Plant expenses include pre-operating costs incurred to prepare our 750,000-tons per year plant for operations, such as: costs incurred to hire and train personnel for the operation of our plant, establish health and safety plans, develop environmental compliance plans, define operating manual procedures and other administrative costs.  Plant expenses also include administrative personnel, office supplies, utilities, vehicle maintenance and other insignificant purchases.  Mine and plant costs were $1.9 million and $154,000 for the years ended December 31, 2005 and 2004.  There were no such expenses for the period ended December 31, 2003.  We expect these costs to increase once we begin commercial production at our 750,000-tons per year plant and coalmine.

Research and Development

                The following table summarizes our research and development costs for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31

	2005	2004	2003

	(in thousands)
Laboratory facilities	$596	$302	$321
Technical and engineering services	1,015	394	1,295

Total research and development	$1,611	$696	$1,616

                Research and development costs include costs incurred to advance, test, and or otherwise either modify our proprietary technology or develop new technologies, costs incurred to operate and maintain our demonstration facilities and professional fees.  Research and development costs were $1.6 million, $696,000 and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

                The majority of the increase for the year ended December 31, 2005 can be attributed to an increase in the number of employees and related overhead at our laboratory facilities located.  Increased activity at our laboratory facilities is indicative of internal coal testing.

                Technical and engineering services are primarily comprised of costs related to consultants that assist us in the development of our technology and the commercial viability of our product.  Technical and engineering services  were $1.0 million, $394,000 and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The majority of the increase in 2005 was attributed to an increase in new technology development and feasibility studies for future large-scale plant sites.  The decline from 2003 to 2004 related to consulting services as we designed improvements to our process incorporating the Lurgi South Africa equipment, which did not meet the criteria to be capitalized.

Depreciation and Amortization

                Depreciation and amortization is comprised of depreciation on our property and equipment and amortization related to our patents.  Depreciation expense was $563,000, $268,000 and $111,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increases are primarily attributable to new assets placed into service during 2005 and 2004, including MR&E assets acquired in March 2005 and Landrica assets acquired in May 2004.  Amortization of our patents was $210,000, $152,000 and $264,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cost of License and Consulting Revenue

                Cost of license and consulting revenue includes costs to transfer our technology related to the 2004 licensing agreement, including amortization of deferred royalty costs, salaries and wages of certain personnel and professional fees.  Cost of licensing and consulting revenue was $448,000 and $5,000 for the years ended December 31, 2005 and 2004, respectively.  The majority of these costs were in direct correlation to the revenue recognized on the licensing agreement we entered into in 2004.

Bad Debt and Asset Impairment Charges

                Through two transactions in 2003, Pegasus Technologies, Inc. became indebted to us.  During the year ended December 31, 2005, we determined that Pegasus might not have sufficient contracts to continue to meet this obligation.  Therefore, we have recorded an allowance for the note receivable of $1.3 million.  Despite this allowance for bad debt, we retain all of our rights to collect payments under this note from Pegasus and to demand payment upon certain events of default.  See Note 9 – Discontinued Operations Pegasus and Note Receivable in Item 8 of this report.

                The  $1.3 million plant development impairment in 2004 was primarily related to certain site-specific and plant size-specific costs incurred associated with evaluating three other locations for our 750,000-tons per year plant.  Impairments during 2003 totaled $107,000, relating primarily to scrap metal, which was deemed to have no expected future cash value as of December 31, 2003.

Other Income Expense

                Other income (expense), net for 2004, was primarily comprised of proceeds from the settlement of a derivative lawsuit in January 2004.  Interest income for 2005 and 2004 relates to the short-term, highly liquid investment of our cash balance in each of those years and was higher as our overall cash balance increased in 2005.  Interest income (expense), net for 2003, decreased $748,000, which represents the recognition of a previously recorded debt discount due to the repayment of debt in 2003 and is offset by increased interest income of $352,000.

                Equity in loss of unconsolidated affiliates in 2003 was comprised of our share of KFL’s loss.  As we now consolidate KFL, there are no such losses in 2004 or 2005.

Deferred Tax Benefit

                We have not reflected a deferred tax benefit from net operating loss carryforwards, which approximate $112 million at December 31, 2005, since based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that our deferred tax assets may not be realized.  The primary evidence was our history of net operating losses.  As we begin to earn revenue and realize net income, we will continue to evaluate our valuation allowance and at such time as there is sufficient evidence that we will utilize at least some portion of our deferred tax assets, we will reverse a related portion of our valuation allowance.

                Internal Revenue Code Section 382 limits the annual amount of net operating losses that can be used to offset taxable income after significant ownership changes, such as those caused by our 2003 capital infusions.  We believe our annual limitation is $11.3 million on the use of our pre-2004 net operating losses of approximately $67.6 million.  In the event we achieve profitable operations and taxable income, any Section 382 limitation would have the effect of increasing our income tax liability and reducing available cash resources.

Liquidity and Capital Resources

                In February 2006, we sold 7 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering.  On February 27, 2006, the underwriters exercised in full their over allotment option, purchasing an additional 1.1 million shares of common stock.  Including the over-allotment, the offering totaled 8.1 million shares of common stock at a price of $18.75, resulting in net proceeds of approximately $144.4 million after deducting the underwriting discounts and commissions and estimated offering expenses.  We plan to use the proceeds from this offering to fund the contemplated acquisition of Buckeye, new plant facility construction costs, the purchase of a coal-fired boiler and general corporate purposes.  If we are unable to close the acquisition of Buckeye, we intend to use the proceeds to further the development of our K-Fuel plants and for any acquisitions we may identify in the future.  We believe our cash level, including the offering, is sufficient to support our operations for the next year, complete our 750,000-tons per year plant and mine site project, and start preliminary site investigation, design, obtain permits and similar long-lead-time activities related to other large-scale commercial plants.

                Our cash will primarily be used to fund operations and for capital expenditures.  The capital budget for 2006 is $91 million, including remaining expenditures related to our 750,000-tons per year plant.  We estimate our total project costs for our initial K-Fuel plant and KFx mine project to be approximately $79.7 million.  We estimate our total plant cost, including operating equipment, will be approximately $69 million.  The estimated total project costs through March 31, 2006 are summarized in the table below:

Project Item

750,000-tons per year plant and operating equipment	$69.0
Train loadout silo	4.3
Mine and site improvements	4.1
Start up and other costs	2.6

Total project costs	80.0
Less: Expenditures through December 31, 2005	(71.6)

Remaining project costs	$8.4

                We expect to spend the majority our remaining capital budget on preliminary site investigation, design and other costs related to the construction of commercial K-Fuel plants.

                We believe we will need to obtain additional funding in order to construct large-scale commercial plants.  We plan to seek additional capital from time to time as needed through:  (1)  equity offerings or the exercise of outstanding options and warrants; (2) debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures, and (4) fees from additional licensing of our K-Fuel technology.  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Payment Obligations

                The following table summarizes our future commitments as of December 31, 2005:

	Payments due by period

	(Dollars in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total

Operating leases	$457	$420	$398	$380	$213	$—	$1,868
Capital lease and other obligations	91	59	26	18	8	—	202
Purchase commitment obligations	2,927	265	105	—	—	—	3,297

Total commitments	$3,475	$744	$529	$398	$221	$—	$5,367

                This table does not include accounts payable, accrued expenses nor asset retirement obligation, which are reported in our December 31, 2005 Consolidated Balance Sheets.  We have not included any obligation in which either party has the right to terminate.  Additionally, we have not included royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

                We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases.  Rent expense in the years ended December 31, 2005, 2004 and 2003 was $242,000, $223,000 and $255,000, respectively.  Through September 30, 2004 certain of the leased property, principally office space, was sublet to third parties under a non-cancelable operating sublease.  Such sub-lease agreement expired on September 30, 2004.  Sublease income was $124,000 and $143,000 for the years ended December 31, 2004 and 2003.

                Purchase commitments related to our 750,000-tons per year plant relate to outstanding, non-cancelable purchase orders, primarily for the fabrication of the process modules.  Contractual commitments include agreements with consultants to advise us on proposed legislation and regulations and advocate our interests before the U.S. Congress and regulatory agencies that extend four of the currently active consulting agreements for periods of 12 to 43 months and a take or pay obligation relating to a feedstock supply agreement.

Historical View

                While our Consolidated Balance Sheets and Statements of Operations were presented with specific line items for discontinued operations our Consolidated Statements of Cash Flows presentation did not change considerably from prior periods.  However, the following discussion primarily focuses on cash provided by or used in our continuing operations.

Cash (Used in) Provided by Continuing Operating Activities

                We used cash in our operations of  $12.1 million and $8.2 million in 2005 and 2003, respectively.  Cash provided by operating activities were $2.0 million in 2004.  The majority of the cash used in operating activities during the years ended December 31, 2005 and 2003, related to cash utilized in our on-going operations as adjusted for non-cash items and changes in operating assets and liabilities.  The year ended December 31, 2004 had cash provided by operations primarily due to a cash receipt of $7.5 million related to the license agreement we entered into in December 2004.  We received the up-front cash payment but are required to defer and amortize the underlying revenue in our financial statements.  The most significant adjustments to net loss to arrive at cash used in operating activities were:

•	Non-cash expense related to the issuance of warrants and options to employees, directors and consultants of $11.0 million, $3.8 million and $2.4 million for 2005, 2004 and 2003, respectively.
•	In 2005, we recorded a $1.3 million non-cash charge to establish an allowance for a note receivable.
•	We recorded asset impairments of $1.3 million and $207,000 in 2004 and 2003, respectively.
•	In 2003, we entered into an exchange transaction whereby we disposed of our interest in Pegasus Technologies, Inc. and as a result we recognized a gain of $3.4 million.

Cash Used in Continuing Investing Activities

                We used cash in investing activities of $50.0 million, $16.3 million and $5.7 million in 2005, 2004 and 2003, respectively.  The majority of the uses of cash relate to the following:

•	We spent $47.1 million, $12.6 million and $5.0 million on our 750,000-tons per year plant in each of the years ended December 31, 2005, 2004 and 2003, respectively.
•	We had capital expenditures related to other purchases of property and equipment of $851,000, $44,000 and $352,000 for 2005, 2004 and 2003, respectively..
•

We were required to restricted cash to serve as collateral of $1.8 million and $3.4 million in 2005 and 2004, respectively, to collateralize other contractual obligations and our asset retirement obligation.

Cash Provided by Continuing Financing Activities

                We received cash from financing activities of $11.5 million, $69.9 million and $32.1 million during 2005, 2004 and 2003, respectively.  The majority of our financing activities related to the exercise of options and warrants and the issuance of common stock in private placements.  We received cash related to the exercise of options and warrants of $11.7 million, $22.6 million and $14.5 million during the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, in 2004 and 2003, we generated cash from the issuance of common stock from private placements of $47.4 million and $18.3 million.

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

Policies and Estimates Impacting our Current and Future Operations

                Revenue recognition, accounts receivable and allowances.  We recognize revenue from K-Fuel licenses and royalties when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured.  Any up-front fees received related to licenses granted are deferred and recognized over the provision of specific deliverables as defined in the agreement.  As our history related to customer relationships is limited, we may be required to change the estimated period over which we amortize our revenue as more information becomes available.  Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence.  If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned.  If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.  We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (1) they require management to make assumptions about how long we will retain customers, for which we have limited history; (2) the assessment of whether bundled elements are separable can be subjective; and (3) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material.

                Useful lives of our long-lived assets.   Selecting the useful lives of long-lived assets to be depreciated or amortized requires a significant amount of judgment.  As construction of our 750,000-tons per year plant and other anticipated future plants are completed and they are placed into service, our depreciation will increase significantly.  A significant portion of the costs to design and construct our plants relate to technology that has never been used for this application.  As a result, there is no history on which to base the economic life of the equipment and we will be required to make a number of assumptions and estimates in determining the life.

                Valuation of long-lived assets.  The valuation of our long-lived and intangible assets, including our 750,000-tons per year plant and patents, are significant related to our results of operations and financial condition.  We must assess the realizable value of these assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

                Asset retirement obligations.  We are required to record the fair value of legally required removal costs and retirement obligations as a liability and we also recorded an offsetting asset.  Initially, our asset retirement obligation was recorded at its fair value using an expected cash flow approach, in which multiple cash flow scenarios that reflected the range of possible outcomes and a credit-adjusted risk-free rate were applied.  The liability is then accreted over time by applying the interest method of allocation at a rate we estimate to be 5.4%.  In determining the initial liability, we must make assumptions regarding estimated future cash flows and other factors.  In addition, the rate of accretion is based upon our best estimate of the rate at which cost to complete the reclamation will increase.  If these estimates and their related assumptions are incorrect or change in the future, we may be required to increase our obligation.

Policies and Estimates Impacting our Past Operations

                Our policy regarding accounting for discontinued operations is significant because of the restated financial statements resulting from the disposal of the Pegasus operations.  For purposes of discontinued operations presentation in these Consolidated Financial Statements we have separately identified the assets and liabilities of the Pegasus operations.  Pegasus was previously reported and accounted for as an operating segment.  The loss from operating Pegasus has been aggregated for reporting purposes into a single line on the Consolidated Statements of Operations called “Loss from discontinued operations” for the ended December 31, 2003.  We have made the determination to account for the disposal of these operations as discontinued in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” because (a) it has been determined that the operations and cash flows of Pegasus were eliminated from our on-going operations in November 2003 and (b) we will not have any significant continuing involvement in the operations of Pegasus after the disposal transaction.

Recent Accounting Pronouncements

                In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for us beginning on January 1, 2006.  SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so.  When it is impracticable to calculate the effects on all prior periods, SFAS

No. 154 requires that the new principle be applied to the earliest period practicable.  The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

                In December 2004, the FASB issued  SFAS No. 123R, “Share-Based Payments,” or SFAS 123R.  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Effective April 2005, the Securities and Exchange Commission extended the implementation date to the beginning of a registrant’s next fiscal year beginning after June 15, 2005.  As a result, we will implement SFAS 123R beginning January 1, 2006.  We anticipate that adoption will result in non-cash stock-based compensation expense between $10 million to $12 million during 2006 based on the number of unvested stock options outstanding as of December 31, 2005.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices.  However, as we are commissioning and expect to start commercial production at our 750,000-tons per year plant, we are evaluating our exposure to the commodity risk of natural gas prices.  We are indirectly exposed to fluctuations in fuel commodity prices.  To the extent that fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel production services.  At this time we are unable to fully determine the impact these costs will have on our operations.  However, to reduce our exposure to natural gas prices we are planning to install a coal-fired boiler to replace the currently installed natural gas-boiler at our 750,000-tons per year plant.  We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from such interest bearing securities.  Currently, we have no significant foreign operations.  We were required to establish an irrevocable standby letter of credit in Euros, which will be adjusted to account for the change in foreign currency rates.  As these adjustments are made we will either increase or decrease our restricted cash balance.  At this time we are still evaluating our exposure to these foreign currency rate adjustments.  However, to the extent that we establish significant foreign operations in the future, we may attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate.  KFx holds no equity market securities, but is subject to equity market risk relative to its own equity securities.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                None.

ITEM 9A.     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

                The management of the Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management believes that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

                Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting.  That attestation report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

Changes in Internal Control over Financial Reporting

                There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KFx Inc.
Denver, Colorado

                We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that KFx Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

                In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Denver, Colorado
March 6, 2006

ITEM 9B.      OTHER INFORMATION

                None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

                Our board of directors has adopted a Code of Ethics that applies to our directors, executives, officers and employees.  Our Code of Ethics can be found on our web site, which is located at www.kfx.com.  We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics on our web site.  Any person may request a copy of the Code of Ethics, at no cost, by writing to us at the following address:  KFx Inc, 55 Madison Street, Suite 500, Denver, Colorado, 80206, attention Kevin R. Collins.

ITEM 11.     EXECUTIVE COMPENSATION

                The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The required information for this item is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1)	The following documents are filed as part of this annual report on Form 10-K:

The following consolidated financial statements of KFx, Inc. are filed as part of this report:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Changes in Stockholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6 – F-29

15(a)(2) Financial Statement Schedules.   Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

15(a)(3) Exhibits.   These exhibits are available upon request. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2005 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. The exhibit numbers preceded by a double asterisk (**) indicates exhibits where certain portions were omitted based upon a request for confidential treatment.  The following exhibit numbers represent management contracts or compensatory plans or arrangements: 10.6, 10.8, 10.22, 10.27, 10.34, 10.58, 10.59, 10.61, 10.62, 10.65, 10.66, 10.67 and 10.69.

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from our Form 10-KSB for the year ended December 31, 1993)
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference from our Form 8-K dated August 22, 1997)
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference from our Form 10-KSB, as amended, for the year ended December 31, 1995)
4.1	Sample Common Stock Certificate (incorporated by reference from our Form 10-KSB, as amended, for the year ended December 31, 1995)
4.2	Indenture dated July 25, 1997 by and between the Company and Colorado National Bank (incorporated by reference from our Form 10-K for the year ended December 31, 1997)
4.3

Form of Warrant to Purchase Common Stock issued to Placement Agents in connection with issuance of 6% Convertible Debentures, due 2002 (incorporated by reference from our Form 10-K for the year ended December 31, 1997)

4.4

Company Stock Purchase Warrant dated June 19, 1997 and Amendment No. 2 dated August 3, 1998 between the Company and Peter G. Martin (incorporated by reference from our Form 10-Q for the quarter ended March 31, 1999)

4.5

Common Stock Purchase Warrant dated August 2, 1995 and Amendment No. 1 dated August 3, 1998 between the Company and Peter G. Martin (incorporated by reference from our Form 10-Q for the quarter ended March 31, 1999)

4.6

Common Stock Purchase Warrant dated November 15, 1996 and Amendment No. 1 dated August 3, 1998 between the Company and Innovative Research Associates, Inc. (incorporated by reference from our Form 10-Q for the quarter ended March 31, 1999)

4.7	Statement Respecting Rights of Series B Preferred Stock of Pegasus Technologies, Inc. (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.8	Statement Respecting Rights of Series C Preferred Stock of Pegasus Technologies, Inc. (incorporated by reference from our Form 10-K for the year ended December 31, 2000)

EXHIBIT NUMBER	DESCRIPTION

4.9

Warrants to Purchase 1,000,000 Shares of KFx Inc. Common Stock issued to Evergreen Resources, Inc. as of February 9, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)

4.10	Registration Rights Agreement Between the Company and Evergreen Resources, Inc. dated February 9, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.11	Warrants to Purchase 166,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of March 8, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.12	Registration Rights Agreement Between the Company and William H. Walker dated March 8, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.13	Warrants to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Theodore Venners as of March 8, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.14	Registration Rights Agreement Between the Company and Theodore Venners dated March 8, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.15	Warrants to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark S. Sexton as of April 10, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.16	Registration Rights Agreement Between the Company and Mark S. Sexton dated April 10, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.17

Warrants to Purchase 1,300,000 Share of KFx Inc. Common Stock issued to Landrica Development Company as of May 1, 2000 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)

4.18	Registration Rights Agreement Between the Company and Landrica Development Company dated May 1, 2000 (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
4.19	Warrant to Purchase 14,888 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of May 21, 2001 (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001)
4.20	Registration Rights Agreement Between the Company and Stanley G. Tate dated May 21, 2001 (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001)
4.21	Warrant to Purchase 33,333 Shares of KFx Inc. Common Stock issued to Mark Sexton as of May 25, 2001 (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001)
4.22	Registration Rights Agreement Between the Company and Mark Sexton dated May 25, 2001 (incorporated by reference from our Form 10-Q for the quarter ended June 30, 2001)
4.23	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001 (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2001)
4.24	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Bayou Fund, LLC dated July 16, 2001 (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2001)
4.25	Warrant to Purchase 200,000 Shares of KFx Inc. Common Stock issued to Cinergy Services, Inc. dated July 24, 2001 (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2001)
4.26	Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to H.M.R., L.P. dated July 28, 2001 (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2001)
4.27

Warrant to Purchase 133,333 Shares of KFx Inc. Common Stock issued to Dr. James R. Schlesinger as of November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)

4.28	Registration Rights Agreement Between the Company and Dr. James R. Schlesinger dated November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)
4.29	Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to William H. Walker as of November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)
4.30	Registration Rights Agreement Between the Company and William H. Walker dated November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)
4.31	Warrant to Purchase 181,553 Shares of KFx Inc. Common Stock issued to U.S. Global LLC as of November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)
4.32	Registration Rights Agreement Between the Company and U.S. Global LLC dated November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)

EXHIBIT NUMBER	DESCRIPTION

4.33	Warrant to Purchase 51,779 Shares of KFx Inc. Common Stock issued to Stanley G. Tate as of November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)
4.34	Registration Rights Agreement Between the Company and Stanley G. Tate dated November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)
4.35	Warrant to Purchase 66,667 Shares of KFx Inc. Common Stock issued to Lori G. Venners as of November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)
4.36	Registration Rights Agreement Between the Company and Lori G. Venners dated November 29, 2001 (incorporated by reference from our Form 10-K for the year ended December 31, 2001)
4.37	Warrant to Purchase 250,000 Shares of KFx Inc. Common Stock issued to Frank Cilluffo dated January 10, 2002 (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2002)
4.38	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to Paul Archinard dated February 12, 2002 (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2002)
4.39	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to William A. Boyd dated February 15, 2002 (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2002)
4.40	Warrant to Purchase 100,000 Shares of KFx Inc. Common Stock issued to Daniel Marino dated February 12, 2002 (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2002)
4.41	Warrant to Purchase 50,000 Shares of KFx Inc. Common Stock issued to Mariella Marquez dated February 15, 2002 (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2002)
10.1

Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development Company, and the Koppelman Group dated December 29, 1992 (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)

10.2	Assignment of U.S. Patents by K-Fuel Limited Partnership to the Company dated July 23, 1993 (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)
10.3

Assignment of U.S. Trademark Registration by K-Fuel Limited Partnership to the Company dated July 23, 1993 (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)

10.4	Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)
10.5

Agreement dated December 19, 1991 among K-Fuel Partnership, Edward Koppelman, K-Fuel Limited Partnership and KSA Inc. (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)

10.6	Restricted Stock Plan for Directors and Selected Officers dated December 16, 1993 (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)
10.7	Restricted Stock Plan for Selected Independent Contractors dated February 16, 1994 (incorporated by reference from our Registration Statement on Form SB-2 (File No. 33-90128))
10.8	Stock Option Plan dated December 16, 1993 (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)
10.9	Settlement Agreement dated December 14, 1992 (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)
10.10	Stock Exchange Agreement Dated December 14, 1992 (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)
10.11

Stipulation and Agreement dated February 28, 1994 between Energy Brothers Technology, Inc., State of Wyoming, the Company, Theodore Venners, Edward Koppelman and Energy Brothers Holding, Inc. (incorporated by reference from our Form 10-KSB report for the period ended December 31, 1993)

10.12

Extension of Stock Forfeiture Agreement between Theodore Venners and Rudolph G. Swenson; Joyce M. Goldman; David Bretzlauf; Joseph M. Butler; R.C. Whitner; Hillari Koppelman; Thomas D. Smart and Susan M. Thevenet; Charles F. Vance (incorporated by reference from our Registration Statement on Form SB-2 (File No. 33-90128))

10.13	Common Stock Purchase Agreement dated July 27, 1995 between the Company and David H. Russell (incorporated by reference from our Registration Statement on Form SB-2 (File No. 33-97418))
10.14	Gross Royalty Share Agreement dated August 17, 1995 between the Company and Fort Union, Ltd. (incorporated by reference from our Registration Statement on Form SB-2 (File No. 33-97418))

EXHIBIT NUMBER	DESCRIPTION

10.15	Letter of Agreement dated August 15, 1995 between the Company and Edward Koppelman (incorporated by reference from our Registration Statement on Form SB-2 (File No. 33-97418))
10.16	Assignment dated August 29, 1995 executed by Edward Koppelman in favor of the Company (incorporated by reference from our Registration Statement on Form SB-2 (File No. 33-97418))
10.17	Notice of Termination dated August 16, 1995 between Edward Koppelman and Energy Brothers Holding, Inc. (incorporated by reference from our Registration Statement on Form SB-2 (File No. 33-97418))
10.18	Letter Agreement dated February 28, 1995 between RCD Development and the Company (incorporated by reference from our Form 10-KSB, as amended, for the year ended December 31, 1995)
10.19	Amended and Restated Heartland License Agreement between Heartland Fuels Corporation and the Company dated April 19, 1996 (incorporated by reference from our Form 8-K dated April 19, 1996)
10.20	Royalty Amendment Agreement dated June 3, 1996 between the Company, Edward Koppelman and Theodore Venners (incorporated by reference from our Form 10-Q for the quarter ended June 30, 1996)
10.21	Amendment to Agreement between the Company and RCD Development dated January 16, 1997 (incorporated by reference from our 10-K for the period ended December 31, 1996)
10.22	1998 Directors Nonqualified Stock Option Plan (incorporated by reference from our Form 10-K for the period ended December 31, 1998)
10.23	1998 Advisory Committee Nonqualified Stock Option Plan (incorporated by reference from our Form 10-K for the period ended December 31, 1998)
10.24	Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L. Patterson (incorporated by reference from our Form 10-K for the period ended December 31, 1998)
10.25	Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners (incorporated by reference from our Form 10-Q for the quarter ended March 31, 1999)
10.26**

Professional Installation Services Master Agreement dated March 5, 1999, between Net Power Solutions, a subsidiary of the Company, and the Energy Systems Group of Science Applications International Corporation (incorporated by reference from our Form 10-Q for the quarter ended March 31, 1999)

10.27	1999 Stock Incentive Plan (incorporated by reference from Annex A-1 of the Company’s Proxy Statement filed May 4, 1999)
10.28**	First Amended Limited Liability Company Agreement of K-Fuel, L.L.C. dated June 29, 1999 (incorporated by reference from our Form 8-K dated June 29, 1999)
10.29	Exchange Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc. (incorporated by reference from our Form 8-K dated August 27, 1999)
10.30	Transfer Agreement dated August 27, 1999 between the Company and AIW/P Holdings, Inc. (incorporated by reference from our Form 8-K dated August 27, 1999)
10.31**

Common Stock and Series A Preferred Stock Purchase Agreement among Pegasus Technologies, Inc., KFx Inc. and Kennecott Energy Company dated March 3, 2000 (incorporated by reference from our Form 8-K dated March 7, 2000)

10.32	Pegasus Technologies, Inc. Stockholders and Voting Agreement dated March 3, 2000 (incorporated by reference from our Form 8-K dated March 7, 2000)
10.33

Marketing Services Agreement dated March 3, 2000 among Pegasus Technologies, Inc., Net Power Solutions, LLC, K-Fuel LLC, KFx Inc. and Kennecott Energy Company (incorporated by reference from our Form 8-K dated March 7, 2000)

10.34	1996 Stock Option and Incentive Plan of KFx Inc. (incorporated by reference from our Form 10-K for the year ended December 31, 2000)
10.35	Common Stock and Warrant Purchase Agreement between the Company and Bayou Fund, LLC dated July 16, 2001 (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2001)
10.36	Registration Rights Agreement Between the Company and Bayou Fund, LLC dated July 16, 2001 (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2001)
10.37

Addendum to Blanket Contract, No. 142072, dated May 1, 2001, Project —   Cinergy NOx Compliance Plan, Addendum dated July 24, 2001 (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2001)

EXHIBIT NUMBER	DESCRIPTION

10.38**

Asset Purchase and License Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc., Pegasus Technologies, Inc. and KFx Inc. (incorporated by reference from our Form 8-K dated August 15, 2001)

10.39

Assignment and Assumption Agreement, dated as of July 31, 2001, by and among Pavilion Technologies, Inc. and Pegasus Technologies, Inc. (incorporated by reference from our Form 8-K dated August 15, 2001)

10.40	Guaranty Agreement, dated July 31, 2001, by KFx Inc. (incorporated by reference from our Form 8-K dated August 15, 2001)
10.41	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002 (incorporated by reference from our Form 8-K dated April 2, 2002)
10.42	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002 (incorporated by reference from our Form 8-K dated August 30, 2002)
10.43	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002 (incorporated by reference from our Form 8-K dated April 2, 2002)
10.44	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002 (incorporated by reference from our Form 8-K dated July 24, 2002)
10.45	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002 (incorporated by reference from our Form 8-K dated August 28, 2002)
10.46	Common Stock and Warrant Purchase Agreement between KFx Inc. and U.S. Global Capital Inc. dated August 21, 2002 (incorporated by reference from our Form 8-K dated September 17, 2002)
10.47	Annex B to Schedule 6.5(iv) (b) to the First Amended Limited Liability Agreement of K-Fuel, L.L.C. (incorporated by reference from our Form 8-K dated June 18, 2002)
10.48**	Schedule 10.1 (ii) (B) to the First Amended Limited Liability Agreement of K-Fuel, L.L.C. (incorporated by reference from our Form 8-K dated June 18, 2002)
10.49	Waiver of Penalty Warrants dated September 25, 2002 (incorporated by reference from our Form 8-K dated September 27, 2002)
10.50	Common Stock and Warrant Purchase Agreement between KFx Inc. and Rocky Robinson dated September 30, 2002 (incorporated by reference from our Form 8-K dated October 4, 2002)
10.51	Promissory Noted dated September 30, 2002 (incorporated by reference from our Form 8-K dated October 4, 2002)
10.52	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 4, 2003 (incorporated by reference from our Form 8-K dated March 11, 2003)
10.53	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated March 28, 2003 (incorporated by reference from our Form 8-K dated April 17, 2003)
10.54	Settlement and Release of All Claims between KFx Inc. and Landrica Development Company dated June 5, 2003 (incorporated by reference from our Form 8-K dated June 6, 2003)
10.55

Equity Exchange Agreement among Pegasus Technologies, Inc., K-Fuel LLC, KFx Inc., Kennecott Energy Company and Kennecott Alternative Fuels Inc. dated November 7, 2003 (incorporated by reference from our Form 8-K dated December 11, 2003)

10.56	Debt Modification Agreement between KFx Inc., Pegasus Technologies, Inc. and Kennecott Energy Company dated November 7, 2003 (incorporated by reference from our Form 8-K dated December 11, 2003)
10.57	Form of Purchase Agreement dated November 19, 2004 between KFx Inc. and Purchasers (incorporated by reference from our Form 8-K dated November 24, 2004)
10.58	KFx Inc. 2004 Equity Incentive Plan (incorporated by reference from our Form 8-K dated December 16, 2004)
10.59	KFx Inc. 2004 Equity Incentive Plan Stock Option Agreement (incorporated by reference from our Form 8-K dated December 16, 2004)
10.60	Waiver Agreement dated December 17, 2004 between KFx Inc. and Theodore Venners (incorporated by reference from our Form 10-K for the year ended December 31, 2004)
10.61	Employment Agreement between KFx Inc. and William G. Laughlin (incorporated by reference from our Form 8-K dated March 9, 2005)

EXHIBIT NUMBER	DESCRIPTION

10.62	Employment Agreement between KFx Inc. and Robert I. Hanfling (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005)
10.63	K-Fuel Projects Participation and Development Agreement Dated May 5, 2005 (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005)
10.64	First Amendment to Fourth Amended and Restated Investors’ Rights Agreement (incorporated by reference from our Form 10-Q for the quarter ended March 31, 2005)
10.65	Employment Agreement between KFx Inc. and Mark S. Sexton (incorporated by reference from our Form 8-K dated October 24, 2005)
10.66	Employment Agreement between KFx Inc. and Kevin R. Collins (incorporated by reference from our Form 8-K dated October 24, 2005)
10.67	KFx Inc. 2005 Employee Stock Purchase Plan (incorporated by reference from our Form S-8 filed November 4, 2005)
10.68	Option Agreement dated September 28, 2005 between Buckskin Mining Company and KFx Plant III, LLC (incorporated by reference from our Form 10-Q for the quarter ended September 30, 2005)
10.69	Employment Agreement between KFx Inc. and Theodore Venners (incorporated by reference from our Form 8-K dated December 21, 2005)
10.70	Business Development and Intellectual Property Rights Agreement, dated January 2, 2003 (incorporated by reference from our Form 8-K dated January 31, 2006)
10.71	Addendum to Business Development and Intellectual Property Rights Agreement, dated January 8, 2004 (incorporated by reference from our Form 8-K dated January 31, 2006)
10.72	First Amendment to the Business Development and Intellectual Property Rights Agreement, dated May 21, 2004 (incorporated by reference from our Form 8-K dated January 31, 2006)
10.73	Professional Services Agreement, dated July 26, 2003 (incorporated by reference from our Form 8-K dated January 31, 2006)
10.74 *	Master Agreement between KFx Plant II, LLC and Arch Coal, Inc. dated October 5, 2005
10.75 *	Stock Purchase and Warrants Agreement between KFx Inc. and Arch Coal, Inc. dated October 5, 2005
21.1*	Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: March 6, 2006	By:	/s/ MARK S. SEXTON

Mark S. Sexton Chief Executive Officer

POWER OF ATTORNEY

                Know all persons by these presents, that each person whose signature appears below constitutes and appoints Mark S. Sexton or Kevin R. Collins as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2006	/s/ THEODORE VENNERS

Theodore Venners, Chairman of the Board of Directors and Chief Technical Officer

Date: March 6, 2006	/s/ MARK S. SEXTON

Mark S. Sexton, Director and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2006	/s/ ROBERT I. HANFLING

Robert I. Hanfling, President and Chief Operating Officer

Date: March 6, 2006	/s/ KEVIN R. COLLINS

Executive Vice President Finance and Strategy and Chief Financial Officer/ (Principal Financial and Accounting Officer)

Date: March 6, 2006	/s/ STANFORD M. ADELSTEIN

Stanford M. Adelstein, Director

Date: March 6, 2006	/s/ MANUEL H. JOHNSON

Manuel H. Johnson, Director

Date: March 6, 2006	/s/ ROBERT S. KAPLAN

Robert S. Kaplan, Director

Date: March 6, 2006	/s/ JOHN V. LOVOI

John V. Lovoi, Director

Date: March 6, 2006	/s/ JACK C. PESTER

Jack C. Pester, Director

Date: March 6, 2006	/s/ JAMES S. PIGNATELLI

James S. Pignatelli, Director

Date: March 6, 2006	/s/ W. GRADY ROSIER

W. Grady Rosier, Director

Date: March 6, 2006	/s/JAMES R. SCHLESINGER

James R. Schlesinger, Director

Date: March 6, 2006	/s/ RICHARD S. SPENCER III

Richard S. Spencer III, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KFx Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of KFx Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KFx Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2006

KFX INC
Consolidated Balance Sheets

	December 31,

	2005	2004

	(in thousands, except per share amount)

Assets
Current:
Cash and cash equivalents	$28,793	$79,381
Receivable from related party	—	750
Current portion of note receivable	231	334
Prepaid expenses	584	167
Other current assets	149	44

Total current assets	29,757	80,676
Restricted cash	5,198	3,400
Construction in progress	71,612	20,094
Property and equipment, net of accumulated depreciation	4,679	3,427
Patents, net of accumulated amortization	1,123	1,229
Note receivable net, less current portion	232	1,810
Deferred royalty cost, less current portion	1,461	1,633
Other assets	110	35

	$114,172	$112,304

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,303	$2,657
Accrued liabilities	8,365	4,217
Deferred revenue	19	19
Current portion of deferred rent and other liabilities	160	180

Total current liabilities	9,847	7,073
Deferred revenue, less current portion	6,751	7,538
Asset retirement obligation	3,558	3,400
Deferred rent and other liabilities, less current portion	375	33

Total liabilities	20,531	18,044

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 120,000; 68,143 and 64,837 shares issued and outstanding, respectively	68	65
Additional paid-in capital	245,443	222,752
Accumulated deficit	(151,870)	(128,557)

Total stockholders’ equity	93,641	94,260

	$114,172	$112,304

See accompanying notes to the consolidated financial statements.

KFX INC Consolidated Statements Of Operations

	Years Ended December 31

	2005	2004	2003

	(in thousands, except per share amounts)

Operating revenues:
License revenue	$787	$20	$—
Consulting and other	197	8	72

Total operating revenue	984	28	72

Operating expenses:
General and administrative	20,201	8,787	7,492
Mine and plant	1,856	154	—
Research and development	1,611	696	1,616
Depreciation and amortization	773	420	375
Cost of license and consulting revenue	448	5	—
Bad debt and asset impairment	1,255	1,313	107

Total operating expenses	26,144	11,375	9,590

Operating loss	25,160	11,347	9,518

Other income (expense):
Other income (expense), net	(16)	223	12
Interest income (expense), net	1,863	569	(530)
Equity in loss of unconsolidated affiliates	—	—	(209)

Total other income (expense)	1,847	792	(727)

Loss from continuing operations	23,313	10,555	10,245

Loss from discontinued operations	—	—	1,415
Gain on disposal of discontinued operations	—	—	(3,377)

Net gain from discontinued operations	—	—	1,962

Net loss	$23,313	$10,555	$8,283

Basic and diluted net loss per common share
Loss from continuing operations	$0.35	$0.18	$0.22
Net gain from discontinued operations	—	—	(0.04)

Basic and diluted loss per share	$0.35	$0.18	$0.18

Weighted-average common shares outstanding	66,399	57,928	46,569

See accompanying notes to the consolidated financial statements.

KFX INC
Consolidated Statements Of Stockholders’ Equity
For the Years ended December 31, 2005, 2004 and 2003

	Common Stock		Additional

	Shares	Amounts	Paid-in Capital	Note Receivable	Accumulated Deficit	Total

	(in thousands)

Balance, January 1, 2002	38,967	$39	$111,510	$(95)	$(109,719)	$1,735

Common stock and warrants issued for services	339	—	2,398	—	—	2,398
Common stock and warrants issued in a private placement	7,745	8	18,276	—	—	18,284
Common stock issued on exercise of options and warrants	5,480	5	14,467	—	—	14,472
Stock returned	(450)	—	—	—	—	—
Stock appreciation rights	—	—	2	—	—	2
Issuance of stock for note receivable	871	1	2,394	—	—	2,395
Payment of note receivable for services	—	—	—	95	—	95
Net loss	—	—	—	—	(8,283)	(8,283)

Balance, December 31, 2003	52,952	53	149,047	—	(118,002)	31,098

Common stock issued on exercise of options and warrants	7,649	8	22,566	—	—	22,574
Sale of common stock	4,245	4	47,351	—	—	47,355
Common stock and warrants issued for services	16	—	3,631	—	—	3,631
Compensation expense for directors, employees and other	(25)	—	157	—	—	157
Net loss	—	—	—	—	(10,555)	(10,555)

Balance, December 31, 2004	64,837	65	222,752	—	(128,557)	94,260

Common stock sold or issued on exercise of options and warrants	3,239	3	11,696	—	—	11,699
Common stock and warrants issued for services	39	—	8,756	—	—	8,756
Compensation expense for directors and employees	28	—	2,239	—	—	2,239
Net loss				—	(23,313)	(23,313)

Balance, December 31, 2005	68,143	$68	$245,443	$—	$(151,870)	$93,641

See accompanying notes to the consolidated financial statements.

KFX INC Consolidated Statements Of Cash Flows

	Years Ended December 31,

	2005	2004	2003

	(in thousands)

Operating activities:
Net loss	$(23,313)	$(10,555)	$(8,283)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock warrants and options issued for services and compensation and other	10,995	3,788	2,398
Depreciation and amortization	773	420	889
Asset impairment and bad debt	1,255	1,313	207
Gain from disposal of discontinued operations	—	—	(3,377)
Equity in loss of unconsolidated affiliates	—	—	209
Settlement of note receivable warrants	—	—	95
Amortization of debt discount and accretion of maturity premium	—	—	66
Asset retirement obligation accretion	103	—	—
Other	2	(35)	2
Changes in operating assets and liabilities:
Accounts receivable from related party	750	—	—
Accounts receivable, unbilled revenue and deferred job costs	—	—	(1,410)
Prepaids and other assets	(391)	(1,732)	262
Deferred revenue and other current obligations	(718)	7,481	(42)
Accounts payable and accrued expenses	(1,527)	1,362	764

Cash (used in) provided by continuing operating activities	(12,071)	2,042	(8,220)

Investing activities:
Purchases of construction in progress	(47,084)	(12,570)	(5,036)
Purchase of property and equipment	(851)	(44)	(352)
Cash paid for acquisition, net of cash received	(573)	(523)	—
Restricted cash	(1,798)	(3,400)	—
Collections on notes receivable	426	334	—
Patent acquisition and pending patent applications	(104)	(82)	(81)
Other	—	—	(200)

Cash used in continuing investing activities	(49,984)	(16,285)	(5,669)

Financing Activities:
Proceeds from exercise of options and warrants, net	11,699	22,574	14,472
Issuance of common stock and warrants from private placement, net	—	47,355	18,284
Payments on notes payable	(232)	(6)	(695)

Cash provided by continuing financing activities	11,467	69,923	32,061

Cash provided by discontinued operations (operating activities)	—	—	481
Proceeds from borrowings of discontinued operations (financing activities)	—	—	2,290
Increase (decrease) in cash and cash equivalents	(50,588)	55,680	20,943
Cash and cash equivalents, beginning of year	79,381	23,701	2,758

Cash and cash equivalents, end of year	$28,793	$79,381	$23,701

See accompanying notes to the consolidated financial statements.

KFX INC.
Notes To Consolidated Financial Statements
Years ended December 31, 2005, 2004 and 2003

                Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries.  All references to K-Fuel refer to our patented process and technology.

(1) Business and Summary of Significant Accounting Policies

                We offer combined energy, environmental and economic solutions to coal-fired power generating facilities and industrial coal users in the United States and internationally.  Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower‑emission fuel.  A co-benefit of the K-Fuel process is the removal of significant amounts of impurities, including mercury, and the reduction of emissions of sulfur dioxide and nitrogen oxides.

                Subsequent to the issuance of the December 31, 2004 Form 10-K, we determined that certain of our liabilities associated with the acquisition of construction in progress and restricted cash were incorrectly reflected as cash inflows for operating activities and cash outflows for investing activities.  The net effect of our adjustments to correct the Consolidated Statements of Cash Flows is to increase cash flows provided by operating activities and decrease cash flows used in investing activities in the amount of $1.5 million for the year ended December 31, 2004 and to decrease cash flows from operating activities and increase cash flows from investing activities in the amount of $1.3 million for the year ended December 31, 2003 and are reflected in the Consolidated Statements of Cash Flows.  Management has concluded that these corrections were not material to the consolidated financial statements.

                Consolidation.  The accompanying consolidated financial statements include the accounts of KFx and our wholly owned subsidiaries.  Prior to November 2003, the operations of K-Fuel LLC, or KFL, were accounted for as an equity investment in which we owned 51%.  In November 2003, we completed an exchange transaction and acquired the remaining interest in KFL.  Please see Note 9 – Discontinued Pegasus Operations and Note Receivable for further discussion.  All intercompany amounts and transactions have been eliminated.

                Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented.  We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as asset retirement obligations, depreciation, amortization, asset valuations, allowance for bad debts for notes receivable, taxes, internal labor capitalization rates, recoverability of assets, impairments, customer retention, reserves and other provisions are reasonable, based upon information available at the time they are made.  Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

                Reclassifications.  Certain prior year balances have been reclassified to conform to the current year presentation.

                Cash and cash equivalents.  Cash and cash equivalents consist of highly liquid investments that consist primarily of short-term money market instruments and overnight deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase.  We utilize and invest with financial institutions that are sound and of high credit quality.  Our investments are in low-risk instruments and we limit our credit exposure in any one institution or type of investment instrument based upon criteria including credit worthiness.

                Restricted cash.  We have restricted cash set aside as collateral pledged toward our asset retirement obligation and to secure certain other obligations.  Until the asset retirement obligation is relieved and our other obligations are fulfilled the cash will remain restricted.

                Plant construction in progress.   All costs that are directly related to the engineering, design, purchase or fabrication of K-Fuelplant equipment and which are expected to be used in a commercial K-Fuel plant project are capitalized.  All costs that are directly related to, or allocable to, developing a specific K-Fuel plant site for a commercial plant project are capitalized and separately identified as belonging to that site.  Employee-related costs directly related to construction are also capitalized during the construction phase.  If it is determined the site will not generate future cash flows or is expected to generate less cash flow than originally expected, the capitalized costs are evaluated for impairment.  Any cost that is not directly related to specific equipment or development of a specific site is expensed.  We begin depreciation on plant assets once the assets are placed into service.  As the 750,000-tons per year plant is still being commissioned and not fully ready for its intended purpose, no depreciation has been recognized.

                Other plant and equipment.  Other plant, and equipment consists of buildings, furniture and fixtures, computers, vehicles, leasehold improvements, coal handling, train loadout silo, water treatment, injection wells, land and asset retirement costs.  Expenditures that extend the useful lives of the assets are capitalized.  Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives for other property and equipment.

                Asset retirement  obligation.  The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS 143, which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets.  SFAS 143 requires that the present value of retirement costs, for which we have a legal obligation, be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period.  The liability is then accreted over time by applying an interest method of allocation to increase the liability.  We have identified legal retirement obligations related to the asset retirement of our project site near Gillette, Wyoming.

                Patents.  All costs incurred to the point when a patent application is to be filed are expensed as incurred. Patent application costs, generally legal costs, thereafter incurred  are capitalized.  The costs of defending and maintaining patents are expensed as incurred.  Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

                Long-lived assets.  We evaluate long-lived assets based on estimated future undiscounted net cash flows whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable.  If that evaluation indicates that an impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable.  In addition, we capitalized certain costs related to investigating potential sites for future facilities.  We evaluate the status of these potential sites and if any site has been abandoned or we anticipate that it will be abandoned, we write-off all associated costs.

                Fair value of financial instruments.  The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.

                Revenue.  We recognize revenue from K-Fuel licenses and royalties when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.  Any up-front fees received related to licenses granted are deferred and recognized as we provide certain deliverables defined in the agreement.  As our history related to customer relationships is limited, we may be required to change the estimated period over which we recognize our revenue as more information becomes available.  Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence.  If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned.  If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.  We recognize revenue related to research and development contracts and consulting as the services are performed under third party contracts.  This revenue is comprised of multiple contracts and these contracts are entered into intermittently.

                Pegasus software license and services revenue.  Prior to the disposition of Pegasus, more fully discussed in Note 9 – Discontinued Pegasus Operations and Note Receivable revenues were not recognized until persuasive evidence of an arrangement existed, either by way of a signed contract or signed purchase order, collectibility was reasonably assured, delivery had occurred or services had been rendered and the price was fixed or determinable.  Where services were essential to the functionality of the delivered software, the license fee and services revenue was generally recognized using the percentage-of-completion method of accounting.  Revenue from other services provided pursuant to time-and-materials contracts was recognized as the services were performed.  Annual maintenance revenue was recorded as deferred revenue and recognized ratably over the service period, which was generally twelve months.

                Research and Development.  Costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies are considered research and development costs until such time as the modification or new technology is ready for protection through patent and are expensed when incurred.  These costs are primarily comprised of costs associated with the operation of our laboratories, pilot plants and operations of certain of our subsidiaries, including salaries and wages, supplies, repair and maintenance, general office expenses and professional fees.  Once patents are applied for, certain of these costs are capitalized as a cost of obtaining the patents.  Further as construction of a commercial property has commenced, certain of these costs are capitalized as a part of the plant.

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

                Stock-based compensation.  We periodically grant qualified and non-qualified stock options and shares of restricted stock to certain executive officers and other key employees, non-employee directors and certain consultants under five stock option plans, as well as outside the plans.  Stock options granted to employees and directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations, which generally provide that no compensation expense is recorded in connection with the granting of stock options if the options are granted at prices at least equal to the fair value of the common stock at date of grant.  Stock options and other equity instruments granted to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” or EITF 96-18.  Accordingly, stock options granted to non-employees are measured using a Black-Scholes option-pricing model, based upon the provisions of the contract, and are expensed over the expected service period.  See Note 7 – Stock Option and Employee Benefit Plans for further discussion of our stock option plans.

                Had compensation expense for our stock options granted to employees and directors been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, our pro forma net loss and net loss per share would have been reported as follows:

	Year Ended December 31,

	2005	2004	2003

	(in thousands, except per share amounts)
Net loss, as reported	$23,313	$10,555	$8,283
Add: Stock-option-based employee compensation expense included in reported net loss	(1,230)	(229)	—
Deduct: Total stock-option-based employee and non-employee directors compensation expense determined under fair value-based method for all awards	$7,338	$2,781	$1,319

Pro forma net loss	$29,421	$13,107	$9,602

Basic and diluted net loss per share, as reported	$0.35	$0.18	$0.18
Pro forma basic and diluted net loss per share	$0.44	$0.23	$0.21

                For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Year Ended December 31,

	2005	2004	2003

Weighted-average:
Risk free interest rate	3.89%	4.08%	3.48%
Expected option life (years)	6.7	7.0	6.1
Expected volatility	67%	70%	69%
Expected dividends	None	None	None

                The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued is not known and assumptions used to determine fair value vary significantly.

                Income taxes.  We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences.  A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon an assessment of both negative and positive evidence, in future tax returns.  Tax rate changes are reflected in the period such changes are enacted.

                Net loss per common share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective year.  The calculation of diluted net earnings per common share adds the number of potential common shares outstanding to the weighted-average common shares actually outstanding, except for instances in which there is a net loss.  Our incremental potential common shares outstanding at December 31, 2005, 2004 and 2003 are 22.9 million, 19.4 million and 23.4 million, respectively and are comprised of stock options and restricted stock grants outstanding as described in Note 7 – Stock Option Plans and Employee Benefit Plans and warrants to purchase our common stock as described in Note 8 - Warrants.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

                Comprehensive income.  Comprehensive income includes all changes in equity during a period from non-owner sources.  During each of the three years ended December 31, 2005, 2004 and 2003, we had no transactions that were required to be reported as adjustments to determine comprehensive income.

                Recent Accounting Pronouncements.  In December 2004, the FASB, issued  SFAS No. 123R, “Share-Based Payments,” or SFAS 123R.  SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  Effective April 2005, the Securities and Exchange Commission extended the implementation date to the beginning of a registrant’s next fiscal year beginning after June 15, 2005.   As a result, we will not be required to implement SFAS 123R until the quarter ended March 31, 2006.  We anticipate that adoption will result in non-cash, stock-based compensation expense between $10 million to $12 million during 2006, based on the number of unvested stock options and restricted stock awards outstanding as of December 31, 2005.

                In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for us beginning on January 1, 2006.  SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so.  When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable.  The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

(2) Acquisitions

                MR&E LLC, a research and engineering firm focused on thermal process engineering, including the upgrading and processing of clean coal, was acquired due to its significant expertise in thermal process engineering.  We acquired all of the outstanding membership interests effective March 1, 2005 for cash of $656,000.  Their operations have been included in our financial statements as of the effective purchase date of March 1, 2005.

                Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition (in thousands):

Cash	$83
Other current and long-term assets	219
Property, plant and equipment	463

Total assets acquired	765

Less: Liabilities assumed	109

Net purchase price	$656

                The operating results, including revenue and net income for 2005, 2004 and 2003 were insignificant.  Therefore, pro-forma results as if the acquisition had occurred at the beginning of the respective period are not presented.

                On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company from Wyodak Development Corporation for cash of $523,000 and assumption of an asset retirement obligation of $2.7 million.  The results of Landrica have been included in the consolidated financial statements from the date of acquisition.  Landrica owns a coalmine and related assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.  See further discussion of our asset retirement obligation in Note 3 Construction In Progress and Property and Equipment

                Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Current assets	$42
Property, plant and equipment	3,229

Total assets acquired	3,271

Current liabilities	19
Asset retirement obligation	2,729

Total liabilities assumed	2,748

Purchase price	$523

                Since Landrica was not operating the mine during 2004 or 2003 the operating results, including revenue and net income are insignificant.  Therefore, pro-forma results as if the acquisition had occurred at the beginning of the respective period are not presented.

                In November 2003, we acquired all interests in KFL, not previously owned pursuant to the exchange agreement more fully disclosed in Note 9 - Discontinued Pegasus Operations and Note Receivable.  Prior to the date of the transaction, we owned 51% and Kennecott Energy Company owned 49% of the interests.  As a result of this transaction, KFL is now consolidated within our financial statements.  Through the date of our acquisition we recognized a loss of $209,000 for our share of the expenses of KFL.

(3) CONSTRUCTION IN PROGRESS AND PROPERTY AND EQUIPMENT

                Construction in progress consisted of the following:

	December 31,

	2005	2004

	(in thousands)

750,000-tons per year plant and operating equipment	$67,889	$20,094
Train loadout silo	2,410	—
Mine and site improvements	1,313	—

Total construction in progress	$71,612	$20,094

                Property and equipment consisted of the following:

		December 31,

	Lives	2005	2004

	(in years)	( in thousands)

K-Fuel demonstration facility	—	$10,924	$10,854
Mine site property, plant and equipment	5-15	3,242	3,229
Vehicles, office furniture and equipment	3-5	2,654	942

Total		16,820	15,025
Less accumulated depreciation		(12,141)	(11,598)

Property and equipment, net of accumulated depreciation		$4,679	$3,427

                Construction in progress is comprised of costs associated with the construction and operation of our K-Fuel plant and KFx mine project.  These project costs include long-lived improvements to our mine located near our plant site and a new train loadout silo being constructed to improve our unit-train loadout capacity.  The 750,000-tons per year plant line item includes:

•	$7.6 million and $3.3 million of accrued costs as of December 31, 2005 and 2004, respectively; and

•	$726,000 and $671,000 of capitalized asset retirement cost as of December 31, 2005 and 2004, respectively.

                Depreciation expense was $563,000, $268,000 and $111,000 in 2005, 2004 and 2003, respectively.

                In 2004, we impaired assets of $1.3 million related to certain site-specific and plant size-specific costs incurred associated with evaluating three other locations, including Black Thunder, Coal Creek and Buckskin, for our 750,000-tons per year plant.  Impairments during 2003 totaled $107,000, relating primarily to scrap metal.  There were no such impairments during the year ended December 31, 2005.

                On September 28, 2005, we entered into an Option Agreement with Buckskin Mining Company, a subsidiary of Kiewit Mining Group, or Kiewit.  The Option Agreement gives us a license to conduct a site review, exploratory core drilling and geotechnical surveys for the purpose of determining the feasibility of construction of a 4 million tons per year K-Fuel plant to be located on or adjacent to Kiewit’s Buckskin mine in the Powder River Basin, in Wyoming.  The option to construct the plant extends to January 1, 2007 and the decision to proceed with the plant construction is at our sole discretion during the option period.  In addition, if the option is exercised, we will enter into a previously negotiated long-term coal supply agreement, a site sublease and facilities usage agreement.

                On October 5, 2005, we entered into an agreement with Arch Coal Inc. that provides for us to have the right for immediate access to certain land at Arch’s Coal Creek Mine located in the Powder River Basin for the purpose of conducting exploratory core drilling and geotechnical surveys.  Based upon the results of this testing, we will evaluate the feasibility of permitting, constructing and operating an eight million tons per year K-Fuel plant at the Coal Creek Mine to beneficiate coal that is supplied from the Coal Creek Mine.  See Note 6 - Stockholders Equity for further discussion relating to the Arch agreement

                Asset Retirement Obligation

                Our asset retirement obligations relate to our acquisition of Landrica and the improvements we have made at the site on which our 750,000-tons per year plant is being constructed as well as the mine site and train loadout silo.  The following table reconciles the change in the asset retirement obligation during the year.

Changes in Asset Retirement Obligations

( in thousands)

Liability recognized upon acquisition of Landrica	$2,729
Liability incurred	671
Liability settled	—
Accretion	—

Balance at December 31, 2004	3,400
Liability incurred	—
Liability settled	—
Accretion	158

Balance at December 31, 2005	$3,558

                We have allocated the asset retirement cost to the underlying assets based the fair value using an expected cash flow approach, in which multiple cash flow scenarios that reflected the range of possible outcomes and a credit-adjusted risk-free rate were applied.  The liability was then accreted over time by applying the interest method of allocation at a rate we estimate to be 5.4%.  We began depreciating the assets on a straight-line basis.  The increase in our asset retirement obligation was related to the development of our 750,00-tons plant and as a result will be amortized over the estimated useful life of the plant once it is placed into service.

(4) Patents

                Patents consisted of the following:

		December 31,

	Lives	2005	2004

	(in years)	( in thousands)

Domestic and foreign patents granted	5 to 20	$1,880	$1,889
Domestic and foreign patents pending	—	274	243

Total patents		2,154	2,132
Less accumulated amortization		(1,031)	(903)

Net book value		$1,123	$1,229

                Patent amortization expense, including abandoned patents pending, was $210,000, $152,000 and $264,000 in 2005, 2004 and 2003, respectively.

                Most of our early patents are near their expiration dates.  Our later patents will not expire until 2018 through 2021.  Our current issued patent protection does not cover what we believe are certain unique aspects of our K-Fuel process, as it is currently conducted.  One of our pending United States patent applications includes claims covering these unique aspects has been rejected.  While this application currently stands rejected by the United States patent and trademark office as filed, they have indicated that many of the claims presented in the application are most likely allowable.  The application has been re-filed to conform to the examiner’s comments and we expect the patent to be granted as re-filed.  If rejected we still have other approved patents that we believe are crucial to the K-Fuel process that do not expire until 2021.

(5) Deferred Royalty Costs

                Deferred royalty costs were comprised of deferred costs related to the issuance of license for K-Fuel and a one-time payment made to Mr. Edward Koppelman, the inventor of the K-Fuel process.

	December 31,

	2005	2004

	( in thousands)

Deferred royalty costs related to issuance of licenses for K-Fuel	$1,019	$1,140
One-time payment to the Koppelman estate	447	498

Total deferred royalties	1,466	1,638
Less current portion	5	5

Deferred royalty costs	$1,461	$1,633

                The deferred royalty costs associated with the issuances of licenses for K-Fuel represent the licensing fees paid to the Koppelman estate, described below.  Such costs are amortized over the same period as the deferred revenue related to the underlying contracts.

                In 1996, we entered into a royalty amendment agreement with Mr. Koppelman, or subsequent to his death, the Koppelman estate, that reduced the cap for payments by $500,000 to $75.2 million and set the royalty percentage at 25% of our worldwide licensing and royalty revenue, as defined in the agreement.  In addition, Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology.  We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment.  The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses.  As a result, the payment has been reflected in deferred royalty costs in our Consolidated Balance Sheets.  We are amortizing the $500,000 payment as license revenue is generated.  As of December 31, 2005, there is $73.1 million remaining under the cap.  Also, see discussion in Note 11 – Commitments and Contingent Liabilities – Royalties and Other Rights.

                Mr. Theodore Venners, our Chairman and Chief Technology Officer, or CTO, is entitled to 50% of net royalties to be paid to the Koppelman estate.  In December 2004, Mr. Venners entered into a waiver agreement with us, under which he agreed to assign his right to payments that became due to him from the estate in connection with the license arrangement entered into in 2004.  Pursuant to the waiver, Mr. Venners is obligated to remit any proceeds he may receive related to this license agreement to us.  As we did not have the right to offset the amount owed to the estate against the amount we expect to receive from the estate, we accrued the entire amount due to the Koppelman estate in Accrued Liabilities in our 2004 Consolidated Balance Sheets.  In addition, we have recorded a Related Party Receivable in our 2004 Consolidated Balance Sheets representing the amount due back from the Koppelman estate.  In February 2005, we paid $1.9 million due to the estate and the estate remitted Mr. Venners’ portion directly back to us.

(6) Stockholders’ Equity

                During the fourth quarter of 2005, we sold 191,000 shares of our common stock to Arch for proceeds of $3 million, which were used for general corporate purposes.  The shares were sold in connection with the execution of two agreements with Arch, which (1) allow us to evaluate the potential of constructing and operating a plant at their Coal Creek mine site located in the PRB and (2) requires us to issue warrants.  We issued 2.5 million warrants to Arch to purchase our common stock.  See further discussion of the warrants in Note 8 - Warrants and agreements in Note- 3 - Construction in Progress and Property and Equipment.

                During the second quarter of 2004, we sold 245,400 shares of common stock to Arch for gross proceeds of approximately $2 million and incurred $5,000 in placement costs.  We used these proceeds for general corporate purposes.  On November 24, 2004, we sold 4 million shares of our common stock, in a private placement to a limited number of accredited investors, at $12.00 per share, resulting in net proceeds of $45.4 million.  We used $39.2 million of the proceeds for future plant and project development and $6.2 million for working capital needs.

                In two transactions in March 2003, we issued a total of 7.7 million shares of our common stock at a price of $2.50 per share and warrants to purchase 1.5 million shares of our common stock, which resulted in cash proceeds to us of $19.4 million.  See further discussion of the warrants in Note - 8 Warrants.

                During 2002, we entered into a series of transactions with three investor groups whereby we issued a total of 6.8 million shares of our common stock and 14.4 million warrants.  The investors have certain rights pursuant to an investor rights agreement, including the right for one group to select two persons to serve on our Board of Directors.  As a result, Richard Spencer, manager of Westcliff Capital Management LLC, was added to our Board of Directors.  This provision remains in force until the investors hold less than 400,000 shares of our common stock.  During 2005, we renegotiated the investor rights agreement executed in connection with the issuance of the shares in 2002 to provide us greater flexibility in constructing and operating plants.  Subsequent to the renegotiation, we and the investors have the following rights:

•	One investor group continues to have the right to select two persons to serve on our Board of Directors.
•

All investors may develop or participate, with up to a 15% interest, in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial plants.  Such right will not be in effect until we have plants in operation or have binding contracts to construct plants for which the aggregate designed or projected annual output is at least 25 million tons per year.

•	We can participate in projects developed by the investors, other than in India, up to a 50% interest.
•	The investors retain the right to develop in India as long as certain conditions are met.
•	The investors are obligated to pay certain royalty and license fees for these plants, if constructed.

                The rights expire 20 years after the 25 million tons annual capacity threshold is reached or earlier, if the investors exercise their rights to 50 million tons of annual capacity.

(7) Stock Option And Employee Benefit Plans

Stock Option Plans

                We have five qualified stock option plans, under which 12.5 million shares are reserved and 5.2 million shares are available for grant as of December 31, 2005.  These plans are administered by the Compensation Committee of our Board of Directors, or the Committee, which has the authority to determine the specific terms of awards under these plans, including grant price, vesting and term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options, or ISOs.  From time to time, we have issued stock options related to various compensation and fee agreements with directors, employees and outside consultants that were not issued pursuant to our five option plans.  Future non-plan grants can only be made as inducement grants to new officers or employees, pursuant to American Stock Exchange rules, unless shareholder approval has been obtained.  The five qualified stock option plans and the non-plan awards are collectively referred to as “the plans.”

                Generally, the plans provide for the award to our executive officers and other key employees, non-employee directors and consultants and others of Non-Qualified Stock Options, or NSOs, ISOs, stock appreciation rights, or SARs, and restricted stock.  Stock options granted under the plans generally vest 20 percent on each anniversary date until fully vested.  Vesting of restricted stock grants vary and may vest as early as on grant date and as late as on seventh anniversary of the grant date.  The Committee can accelerate the vesting of an outstanding award at its sole discretion.  Certain of the plans contain provisions requiring the acceleration of vesting of all outstanding awards in the event of a change in control, as defined in those plans.  Stock options granted under the plans generally expire not more than ten years from the date of grant.  All but one of the five qualified plans has been registered with the Securities and Exchange Commission.  The non-plan awards are generally registered with other registration statements that we periodically file.  All stock options granted during each of the three years ended December 31, 2005 were at exercise prices that were equal to or greater than the fair market value of our common stock on the date of grant.

                The following table summarizes our stock option activity, including both plan and non-plan options, for the three-year period ending December 31, 2005:

	Years Ended December 31,

	2005		2004		2003

	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share

Outstanding, beginning of period	4,771	$5.26	4,453	$3.16	4,737	$3.31
Granted	2,300	11.50	1,800	9.18	1,461	3.38
Exercised	(1,813)	3.65	(1,395)	3.48	(1,115)	2.53
Expired and forfeited	(480)	7.75	(87)	2.75	(630)	5.94

Outstanding, end of period	4,778	$10.36	4,771	$5.26	4,453	$3.16

Options exercisable, end of period	2,033	$6.52	3,251	$3.73	4,023	$3.09

                Plan and non-plan stock options outstanding and exercisable as of December 31, 2005 are summarized below:

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price

$1.00 - $3.00	393	4.2	$2.75	372	$2.75
$3.01 - $6.00	945	3.1	4.16	825	4.20
$6.01 - $9.00	360	4.7	8.06	360	8.06
$9.01 - $12.00	480	5.6	9.38	120	9.38
$12.01 – $14.26	2,600	6.1	14.26	356	13.36

	4,778	5.17	10.36	2,033	6.52

                We have granted 2.1 million, 111,000 and 139,000 shares of restricted and non-restricted stock to our employees and directors for the years ended December 31, 2005, 2004 and 2003.  We have granted 150,000, 5,000 and 137,000 shares of restricted stock to consultants for the years ended December 31, 2005, 2004 and 2003.  As of December 31, 2005 and 2004, 2.1 million and 100,000 shares of restricted stock were unvested.  All other grants are fully vested.  During 2005, our former President and Chief Operating Officer forfeited 80,000 shares of restricted stock upon his termination.

                We have recognized $2.2 million, $463,000 and $467,000 in non-cash compensation expense related to our employees and directors for the years ended December 31, 2005, 2004 and 2003, respectively, which is reflected in general and administrative expenses.  We have recognized $2.4 million, $3.0 million and $224,000 in non-cash compensation expense related to non-employees for the years ended December 31, 2005, 2004 and 2003, respectively, which is reflected in general and administrative expenses.  These expenses primarily related to the issuance and vesting of restricted stock awards.  The more significant transactions and expenses are described below.

                In February 2005, we granted a total of 1 million options to our new President and Chief Operating Officer.  All of the options are considered inducement options as defined by the American Stock Exchange, are not issued pursuant to a plan and vest 20% per year beginning in January 2006.  Additionally, in March 2005, the Committee approved the grant of 100,000 shares of restricted stock, vesting 20% per year beginning January 2006.  We recognized $330,000 of non-cash compensation expense related to the restricted stock during the year ended December 31, 2005.

                During the fourth quarter of 2005, we granted 2 million shares of restricted stock to our new CEO, Executive Vice President of Finance and Strategy and our CTO (our former CEO).  The 1.4 million issued to the new CEO and Executive Vice President of Finance and Strategy were not issued pursuant to a plan because they are considered  inducement awards.  The 600,000 issued to our CTO were granted from one of our plans.  Full vesting of the stock will occur upon attainment of any of the following:

•	the average closing price of our common stock for the trading days within any 90 consecutive calendar day period equals or exceeds $45.05 per share;
•	annual gross revenues increase to $1 billion;
•	annual net operating cash flow increases to $250 million; or
•	change in control, as defined in the agreement occurs after the two-year anniversary of the agreement.

                Further, partial vesting, as defined in the agreement, may occur if certain lesser targets are achieved.  Unless sooner vested pursuant to the incentive targets described above, the restricted stock shares will fully vest on the seventh anniversary of the date of the agreement so long as the individual is continually employed.  Related to these awards, we recognized $679,000 of non-cash expense during the year ended December 31, 2005.  Pursuant to the employment agreements, we were required to transfer the 2 million shares to an escrow agent; such transfer occurred in February 2006.

                During the year ended December 31, 2005, we granted an additional 250,000 shares of restricted stock to our CTO that vest upon achievement of certain operational criteria related to our 750,000-tons per year plant and will vest 20% on the achievement date and 20% annually thereafter on the anniversary date of the grant.  We recorded $281,000 of non-cash expense related to this award during the year ended December 31, 2005.

                During the year ended December 31, 2005, we granted 140,000 shares of restricted stock to a consultant for services rendered.  As a result, we recorded $2.4 million of non-cash compensation during the year ended December 31, 2005.

                In December 2004 and again in January 2005, we granted 86,000 and 100,000 options to a new officer and members of our Board, respectively pursuant to a plan, which had not been approved by the shareholders.  As stockholders was not approve this plan until June 2005, the measurement date was not fixed and as a result, we were required to record compensation expense reflecting the excess of the fair value over the exercise price of the options granted.  We recorded $43,000 and $95,000 of compensation expense for the years ended December 31, 2005 and 2004, respectively, which is reflected in general and administrative expenses.

                In November 2004 and again in February 2005, the Committee voted to extend the exercise periods for vested options for a period of 90 days after the resignation of a director and our former President and Chief Operating Officer, respectively.  As a result of these extensions, we recorded general and administrative expense of $136,000 in 2004 related to the extension of 40,000 options and $906,000 in 2005 related to the extension of 120,000 options.  The expense represents the difference between the fair value of the options on the date the extension was granted and the exercise price.

Employee Stock Purchase Plan

                During the third quarter of 2005, the Committee approved the establishment of an Employee Stock Purchase Plan, which is subject to shareholder approval.  If approved by our shareholders at the 2006 Annual Meeting, 100,000 shares of our common stock would be eligible for issuance to employees.  Until June 30, 2006, employees may contribute to the plan, subject to certain maximum contributions, and be eligible for a 15% discount from the lower of the market price on November 1, 2005 or June 30, 2006, the first purchase date pursuant to the plan.  After June 30, 2006, the employees would be eligible for monthly purchases at the lower of the beginning or end of the month market price.

(8) Warrants

                Associated with various financing and other transactions and professional service agreements, we have issued transferable warrants to purchase common stock, which generally immediately vest.  The following table summarizes the outstanding warrant activity for years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31,

	2005	2004	2003

	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares

	(in thousands)
Outstanding, beginning of period	14,564	18,903	21,887
Granted	2,547	1,915	2,749
Exercised	(1,255)	(6,254)	(4,365)
Expired and cancelled	-	-	(1,368)

Outstanding, end of period	15,856	14,564	18,903

Expiration	2006-2010	2005-2010	2004-2010

Exercise price per share	$2.64 - $20.69	$2.64 - $11.00	$2.64 - $3.65

                As discussed above, we issued 2.5 million warrants in 2005 to Arch to purchase our common stock at prices ranging from $15.69 to $20.69.  The warrants expire based upon certain criteria defined in the agreement but not earlier than August 1, 2006 and later than December 31, 2010, assuming we proceed with the construction and operation of a plant at their site.  We recognized $5.8 million of general and administrative expense during the year ended December 31, 2005 related to the warrants.  The expense was estimated using a Black-Scholes option-pricing model using an expected life of 10 months, a dividend yield of zero, expected volatility of 56% and a risk free interest rate of 4.1%.

                On June 25, 2004, we entered into agreements to raise capital proceeds from two of our warrant holders.  In return for 1.3 million additional warrants at an exercise price of $11.00 per share, these warrant holders agreed to exercise 3.9 million of their warrants before their contractual expiration date.  On June 28, 2004, we received $7.2 million of proceeds from the exercise of 2.6 million of these warrants.  On July 22, 2004, we received $3.4 million of proceeds from the exercise of the remaining 1.3 million warrants from the other warrant holder.

                Warrant rights for 1.5 million shares of our common stock were granted to the investors in our March 2003 private equity transactions.  The warrants have an exercise price of $2.75 per share, are subject to adjustment, and are exercisable over a five-year period.  The warrants were recorded at their estimated fair value of $2.4 million.  The estimated fair value of all of the warrants was determined using a Black-Scholes option-pricing model using an expected life of 5 years, a dividend yield of zero.  Expected volatility of 73% and 72% and a risk free interest rate of 2.6% and 3.1% were applied to 1.2 million warrants and 349,000 warrants, respectively.  Through the effective date of the registration statement of May 5, 2003, $2.8 million of additional expense was recognized for the increase in fair value of the warrants.  This amount was recorded as additional paid in capital at the effective date of registration.

                In May 2003, we issued a warrant for the purchase of 1.0 million shares of our common stock at an exercise price of $2.75 per share to a consultant as part of a three-year services agreement.  As of December 31, 2005, 2004 and 2003 the right to purchase approximately 1.0 million, 778,000 and 472,000 of our common shares were vested under this services agreement, respectively.  We recognized $317,000, $950,000 and $1.3 million of expense for these services during 2005, 2004 and 2003, respectively, based on the fair value of the warrants that vested during each year.  Additionally in November 2003, we granted a warrant to this consultant for the purchase of 100,000 shares of our common stock at an exercise price of $2.75.  We recognized an additional $148,000 in general and administrative expenses for the granting of this warrant based on the fair value of the underlying stock on the date of grant.  We also granted a warrant to an investment banking company during the year.  At the date of issuance, the exercise price of the 100,000 warrant was greater than the market price of our common stock.  Therefore, we recognized no additional expense for the issuance of this warrant.

(9) Discontinued Pegasus Operations and Note Receivable

                On November 26, 2003, we completed an equity exchange transaction with Kennecott Energy Company.  In accordance with terms contained in the Equity Exchange Agreement, or the Agreement, Kennecott transferred to us its 49% membership interest in KFL and the full ownership of all related technology developed by Kennecott.  Prior to the consummation of this transaction, we owned a 51% membership interest in KFL.  In exchange, we transferred our ownership interests in Pegasus Technologies Inc. to Kennecott.  Pegasus develops and markets software that optimizes power plant operations.  We had previously held a 65% ownership in Pegasus.

                Previously, we issued convertible debt, which was collateralized by contracts Pegasus  executed.    In 2003, the debt was converted into KFx common stock.  Due to the conversion of the debt, we wrote-off a debt discount of $627,000 which is reflected in interest expense in our Consolidated Statement of Operations for the year ended December 31, 2003 and paid interest of $286,000.  Subsequent to this conversion, we executed the exchange transaction in 2003 and divested our interest in Pegasus as described above.  As a result of these two transactions, Pegasus became indebted to us for $2.7 million.  The note receivable bears interest at 7% and payments are due pursuant to an assignment of certain cash payments received by Pegasus.  We have rights to collect payments under this note from Pegasus and to demand payment upon certain events of default.   As of December 31, 2005 and 2004 the principal balance of this note receivable was $1.8 million and $2.1 million, respectively.

                During the year ended December 31, 2005, we determined that Pegasus might not have sufficient contracts to continue to meet this obligation.  Therefore, we have recorded an allowance for bad debt for the note receivable of $1.3 million.  Despite this allowance, we retain all of our rights to collect payments under this note from Pegasus and to demand payment upon certain events of default.  The portion of the note allocated to current portion represents our best estimate of the amount we anticipate collecting in the next year.  As of December 31, 2005 the net balance due on this note was $463,000, and the current amount receivable was $231,000.

                Also part of the exchange transaction, an intercompany working capital loan from KFx to Pegasus with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus.  Due to the contingent nature of this potential stream of future cash flows, we have not recognized an asset or any associated income.  Through December 31, 2005, we have not received any payments pursuant to the earn-out agreement.

                The following table presents the summarized results of Pegasus’ discontinued operations for the Consolidated Statement of Operations for the period from January 1, 2003 through November 26, 2003 (date of exchange transaction).

Period Ended November 26, 2003

(in thousands)

Revenue	$5,358

Net loss from discontinued operations	(1,415)
Gain on disposal of discontinued operations	3,377

Net gain (loss) from discontinued operations	$1,962

(10) Supplemental Cash Flow Information

                The following table summarizes certain supplemental cash flow information not described elsewhere for the three-year period ended December 31, 2005:

	December 31,

	2005	2004	2003

	(in thousands)

Cash paid for interest	$25	$—	$286
Non-cash transactions:
Non-cash property and equipment adds	$482	$52	$—

Year Ended December 31,2005

                During 2005, we repaid a $170,000 unsecured promissory note, plus accrued interest of $25,000.  The note bore interest at 7% and was due upon demand.  We acquired $199,000 of non-cash property and equipment additions through capital lease obligations and a non-cash tenant improvement allowance in the amount of $283,000.

Year Ended December 31,2004

                During 2004, we incurred a note payable obligation of $52,000 on the purchase of a vehicle.

Year Ended December 31,2003

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

(11) Commitments and Contingencies

                Payment obligations.

                The following table summarizes our future commitments as of December 31, 2005:

	Payments due by period

	2006	2007	2008	2009	2010	Thereafter	Total

	(in thousands)

Operating leases	$457	$420	$398	$380	$213	$—	$1,868
Capital leases and other obligations	91	59	26	18	8	—	202
Purchase commitment obligations	2,927	265	105	—	—	—	3,297

Total commitments	$3,475	$744	$529	$398	$221	$—	$5,367

                This table does not include accounts payable, accrued expenses nor asset retirement obligation, which are reported in our December 31, 2005 Consolidated Balance Sheets.  We have not included any obligation in which either party has the right to terminate.  Additionally, we have not included royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

                We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space and certain equipment and vehicle leases.  Rent expense in the years ended December 31, 2005, 2004 and 2003 was $242,000, $223,000 and $255,000, respectively.  Through September 30, 2004 certain of the leased property, principally office space was sublet to third parties under a non-cancelable operating sublease.  Such sub-

lease agreement expired on September 30, 2004.  Sublease income was $124,000 and $143,000 for the years ended December 31, 2004 and 2003.

                Purchase commitments related to our 750,000-tons per year plant relate to outstanding, non-cancelable purchase orders, primarily for the fabrication of the process modules.  Contractual commitments include agreements with consultants to advise us on proposed legislation and regulations and advocate our interests before the U.S. Congress and regulatory agencies.  In addition a take or pay obligation relating to a feedstock supply agreement.

Litigation

                Except as provided below, we are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party.

                On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Ultramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement (“Agreement”) to Pegasus Technologies, Ltd. (“Pegasus”) in which we owned a majority interest at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  The Agreement provided for the payment of certain minimum royalties.  KFx executed the Agreement along with Pegasus.  The Agreement provided that Pegasus and KFx were both licensees and were jointly and severally liable.  While we were not aware of this dispute until receipt of the Demand for Arbitration, Pegasus has previously refused Ultramax’s claims for the payment of minimum royalties on the basis that the software did not perform as promised.  Ultramax disagrees and claims that the terms of the Agreement have been breached.  Ultramax is claiming damages of up to $4 million.  On May 24, 2005, Pegasus and KFx entered into an agreement whereby Pegasus has agreed to “indemnify and hold harmless KFx for any monetary award or other judgment received by Ultramax through the arbitration, including any attorney’s fees or costs awarded to Ultramax.”  Pegasus and KFx have retained counsel and continue to vigorously defend the arbitration, which is currently scheduled for hearing on April 3, 2006.  At the present time, it is not possible to predict the outcome of this arbitration.

Royalties and Other Rights

                We owe royalty payments to parties related to certain rights that support our patents and our proprietary technology, primarily related to Mr. Edward Koppelman the inventor of the K-Fuel process.  As described in further detail in Note 5 – Deferred Royalty Costs.

                We have granted certain rights and limited licenses for the use of certain K-Fuel technology.  The following is a summary of the significant parties and the rights:

•

Pursuant to the exchange transaction with Kennecott, they received indefinite licenses for up to three plants, with certain limitations on the location of the plants, each plant having a maximum annual capacity of three million tons per year.  Kennecott is obligated to pay certain royalty and license fees for these three plants, if constructed.

•

As described in further detail in Note 6 – Stockholders’ Equity, certain investors have the right to, among other things, develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects, subject to certain qualifications.

(12) Segments

                We have identified two business segments: our Licensing segment and Operating segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents revenue and costs related to licensing agreements.  As the licensee is still in the process of determining the location and design of their plant, we do not know the exact timing of the provision of certain deliverables as defined in our agreement or the timing of revenue recognition.  The Operating segment is comprised of all other operations.  The majority of the assets associated with the Operating segment are those related to construction costs and equipment of the 750,000-tons per year plant, cash and our patents.  In addition, all intercompany eliminations and transactions flow through this segment.  Our operations are currently conducted in the United States.

	Year Ended December 31, 2005

	Licensing	Operating	Total

Operating revenues:
License revenue	$787	$—	$787
Consulting and other operating revenue	2	195	197

Total operating revenue	789	195	984

Operating expenses:
General and administrative	2	20,199	20,201
Mine and plant	—	1,856	1,856
Research and development	—	1,611	1,611
Depreciation and amortization	—	773	773
Cost of license and consulting revenue	258	190	448
Bad debt and asset impairment		1,255	1,255

Total operating expenses	260	25,884	26,144

Operating income (loss)	529	(25,689)	(25,160)

Other income (expense):
Other (expense) income, net	—	(16)	(16)
Interest income, net	—	1,863	1,863

Total other income	—	1,847	1,847

Net income (loss)	$529	$(23,842)	$(23,313)

Total assets	$1,467	$112,705	$114,172

                Included in total assets in the Operating segment as of December 31, 2005 $71.6 million of assets associated with the construction of our K-Fuel plant and KFx mine project.  Segment information on a comparative basis for the years ended December 31, 2004 and 2003 is not provided as there were no similar operations related to the Licensing segment.

(13) Income Taxes

                Our operations are principally domestic, with income taxable at the federal statutory rate of 34% plus applicable state rates.  Deferred tax assets (liabilities) were comprised of the following:

	2005	2004

	(in thousands)

Gross deferred tax assets:
Net operating loss carryforwards	$41,676	$27,162
Depreciation and amortization	81	163
Accrued liabilities	525	—
Stock options and warrants	4,655	1,828
Deferred revenue	2,525	2,819
Deferred royalty costs	(380)	(425)
Reserve on note receivable	468
Other	164	165

Gross deferred tax assets	49,714	31,712
Deferred tax assets valuation allowance	(49,714)	(31,712)

Net deferred tax assets	$—	$—

                We have recorded a valuation allowance for the full amount of our net deferred asset because, based upon an assessment of both negative and positive evidence, it is more likely than not that we will not realize such benefits in future tax returns.  Our tax return net operating loss carryforwards of approximately $112 million expire in various amounts beginning in 2005.  Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income due to certain ownership changes, as defined in Section 382 of the Internal Revenue Code.  Pursuant to Section 382, as a result of the change in control in 2003, we believe our annual limitation is $11.3 million on the use of our pre-2004 net operating losses of approximately $67.6 million.

                Our total provision for income taxes in 2005, 2004 and 2003 were different from the amount expected by applying the statutory federal income tax rate to our net loss as reported in our statement of Operations.  The approximate differences are as follows:

	2005	2004	2003

	(in thousands)

Expected tax benefit on loss before income taxes	$(7,926)	$(3,589)	$(2,816)
Expected state tax benefit, net	(769)	(348)	(273)
Beneficial conversion feature	—	—	369
Stock options and warrant exercises	(12,032)	(264)	—
Non-deductible items and other	1,070	3,449	(700)
Increase in valuation allowance	18,002	752	4,152
Expiring net operating loss	1,655	—	—
Gain on discontinued operations	—	—	(732)

	$—	$—	$—

(14) Related Party Transactions

                We have a consulting agreement with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CTO.  Prior to April 1, 2004, the agreement provided for monthly consulting fees of $12,000, reimbursement of expenses related to our business and certain performance-based bonuses.  Effective April 1, 2004, we negotiated a revised agreement with Venners & Company, Ltd. for the provision of these services at a fixed cost of $18,000 per month.  In January 2005, this amount was increase to $25,500. Either party can terminate the agreement upon written notice.  During the years ended December 31, 2005, 2004 and 2003, we paid Venners & Company $346,000, $198,000 and $249,000 respectively, in cash for consulting fees and $0, $10,000 and $58,000, respectively, for reimbursement of expenses, excluding certain bonuses.  In 2003, we also issued Mr. John Venners 10,000 shares of our common stock for services provided.

                In 2004, Venners & Company, Ltd. was entitled to bonus compensation as a result of the passage of legislation H.R.  4520 establishing certain tax credits.  We were required to (i) make cash payments of approximately $25,000, (ii) extend the currently active consulting agreement for a period of 43 months, (iii) issue 4,800 shares of common stock for services provided, and (iv) issue warrants for the purchase of 150,000 shares at an average exercise price of $7.35 per share with a term of three years.  We expensed $25,000 in general and administrative expenses related to the issuance of common stock.  Based on the Black-Scholes option-pricing model (assuming a weighted average risk free interest rate of 2.83%, expected option life of 3 years, expected volatility of 46.6% and no dividends) we expensed $519,000 for issuing these warrants.  In addition, we recognized $25,000 of expense related to the issuance of common stock.  As a result, we recognized a total of $544,000 of general and administrative expense related to this success-based fee for the year ended December 31, 2004.

                In December 2004, KFL, our wholly owned subsidiary, entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which KFL agreed to license to Cook Inlet Coal its proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal.  Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal.  Mr. John Venners, brother of our Chairman and CTO, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.

                In addition, we are obligated to make licensing and royalty payments to a party related to Theodore Venners, our Chairman and CTO.  See further discussion in Note 5 – Deferred Royalty Costs and Note 11 – Commitments and Contingencies.

(15) Subsequent Events
                Buckeye Acquisition

                On March 6, 2006, we entered into a stock purchase agreement with Keller Group, Inc. to acquire its wholly owned subsidiary Buckeye Industrial Mining Co. Buckeye's primary business is to mine, process and sell coal to power generating facilities and industrial users.  The total purchase price of $37.5 million consists of our common stock valued at $2.5 million and $35 million in cash.  We expect to close in early April 2006.

                The contemplated acquisition of Buckeye continues our vertical integration strategy.  The expected benefits of the acquisition include providing operating cash flow and acquiring an experienced mining and coal marketing and management team.  We believe the acquisition will also add value through access to Buckeye's established markets, infrastructure, and coal reserves.

   Follow-On Common Stock Offering

                On February 8, 2006, we sold 7 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering.  On February 27, 2006, the underwriters exercised in full their over allotment option, purchasing an additional 1.1 million shares of common stock.  Including the over-allotment, the offering totaled 8.1 million shares of common stock at a price of $18.75, resulting in net proceeds of approximately $144.4 million after deducting the underwriting discounts and commissions and estimated offering expenses.  We plan to use the proceeds from this offering to fund the contemplated acquisition of Buckeye, new plant facility construction costs, the purchase of a coal-fired boiler and general corporate purposes.  If we are unable to consummate the acquisition of Buckeye, we intend to use the proceeds to further the development of our K-Fuel plants and for any acquisitions we may identify in the future.

Memorandum of Understanding

                In January 2006, we signed a memorandum of understanding with a coal producer to access their mine site location in Louisiana to determine the viability of a K-Fuel plant at that location.

(16) Selected Quarterly Financial Data (Unaudited)

                The following table presents selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(in thousands, except per share amounts)

2005
Operating loss	$3,611	$4,194	$5,355	$12,000	$25,160
Net loss	3,210	3,659	4,856	11,588	23,313
Basic and diluted net loss per common share	0.05	0.06	0.07	0.17	0.35
2004
Operating loss	1,166	1,694	1,994	6,493	11,347
Net loss	1,048	1,397	1,821	6,289	10,555
Basic and diluted net loss per common share	$0.02	$0.03	$0.03	$0.10	$0.18

Fourth Quarter 2005 Discussion

                We recognized non-cash compensation expense of $2.7 million related to certain restricted stock grants to employees and consultants during the fourth quarter of 2005.  In addition, we recognized $5.8 million related to the issuance of warrants to Arch in October 2005.

Fourth Quarter 2004 Discussion

                We recognized a non-cash impairment charge during the fourth quarter of 2004 of $1.3 million related to certain site-specific and plant size-specific costs incurred associated with our 750,000-tons per year plant.  In addition, we incurred approximately $2.2 million in costs related to performance-based bonuses for the passage of legislation that was favorable to us.