Form 10-Q
period 2006-03-31
KFX INC
filed 2006-04-27
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On April 14, 2006, there were 79,097,941 shares of the registrant’s common stock, $.001 par value, outstanding.

KFX INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KFX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(unaudited)
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$149,284	$28,793
Marketable securities	6,993	—
Other current assets	1,218	964

Total current assets	157,495	29,757
Restricted cash	5,217	5,198
Construction in progress	80,953	71,612
Property and equipment, net of accumulated depreciation	4,726	4,679
Patents, net of accumulated amortization	1,119	1,123
Deferred royalty, less current portion	1,449	1,461
Other assets	473	342

	$251,432	$114,172

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$183	$1,303
Accrued liabilities	3,716	8,365
Deferred revenue	19	19
Current portion of deferred rent and other liabilities	160	160

Total current liabilities	4,078	9,847
Deferred revenue, less current portion	6,746	6,751
Asset retirement obligation	3,603	3,558
Deferred rent and other liabilities, less current portion	351	375

Total liabilities	14,778	20,531

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 120,000 shares authorized; 78,897 and 68,143 shares issued and outstanding, respectively	79	68
Additional paid-in capital	394,673	245,443
Accumulated deficit	(158,098)	(151,870)

Total stockholders’ equity	236,654	93,641

	$251,432	$114,172

See accompanying notes to the condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended March 31,

	2006	2005

	(in thousands, except for per share amounts)

Operating revenues:
License revenue	$155	$768
Consulting and other operating revenue	30	31

Total operating revenue	185	799

Operating expenses:
General and administrative expenses	5,147	3,773
Mine and Plant	1,734	—
Research and development	358	129
Depreciation and amortization	224	196
Cost of license and consulting revenue	60	312

Total operating expenses	7,523	4,410

Operating loss	(7,338)	(3,611)

Other income (expense):
Other income (expense), net	2	(12)
Interest income, net	1,108	413

Total other income	1,110	401

Net loss	$(6,228)	$(3,210)

Basic and diluted net loss per common share	$(0.09)	$(0.05)

Weighted-average common shares outstanding	72,873	65,147

See accompanying notes to the condensed consolidated financial statements.

KFX INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional Paid-in	Accumulated

	Shares	Amounts	Capital	Deficit	Total

	(in thousands)

Balance at January 1, 2006	68,143	$68	$245,443	$(151,870)	$93,641
Common stock issued on exercise of options and warrants	584	1	2,589	—	2,590
Common stock issued in public offering, net of offering costs	8,050	8	144,554	—	144,562
Restricted stock issued to escrow agent (related to certain executives)	2,000	2	—	—	2
Restricted stock issued to employees and consultants for services	120	—	—	—	—
Share-based compensation expense related to employees	—	—	2,087	—	2,087
Net loss	—	—	—	(6,228)	(6,228)

Balance at March 31, 2006	78,897	$79	$394,673	$(158,098)	$236,654

See accompanying notes to the condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(6,228)	$(3,210)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	2,087	1,101
Depreciation and amortization	224	196
Asset retirement obligation accretion	36	42
Other	4	(3)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable from related party	—	750
Prepaids and other assets	(286)	224
Deferred revenue and other current obligations	(20)	(770)
Accounts payable and accrued expenses	(682)	(2,374)

Cash used in operating activities	(4,865)	(4,044)

Investing activities:
Purchases of construction in progress	(14,421)	(4,743)
Purchases of property and equipment	(239)	(14)
Purchases of marketable securities	(6,993)	—
Cash paid for acquisition, net of cash received	(167)	83
Restricted cash	(19)	—
Collections on notes receivable	78	90
Patent acquisition and pending patent applications	(27)	(22)

Cash used in investing activities	(21,788)	(4,606)

Financing Activities:
Proceeds from exercise of options and warrants	2,590	2,942
Proceeds from issuance of common stock, net of offering costs	144,562	—
Payments on capital leases and note payable	(8)	(173)

Cash provided by financing activities	147,144	2,769
Increase (decrease) in cash and cash equivalents	120,491	(5,881)
Cash and cash equivalents, beginning of period	28,793	79,381

Cash and cash equivalents, end of period	$149,284	$73,500

See accompanying notes to the condensed consolidated financial statements.

KFX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

                Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel™ and K-Fuel Plus™ refer to our patented process and technology, which are owned by KFx Inc. and licensed to our wholly-owned subsidiary, K-Fuel LLC.

(1)   Business and Basis of Presentation

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

                Subsequent to the issuance of the March 31, 2005 Form 10-Q, we determined that certain of our liabilities associated with the Construction in Progress were incorrectly reflected as cash inflows from operating activities and cash outflows from investing activities for the period ended March 31, 2005. Our management has concluded that these misclassifications were not material to the Condensed Consolidated Financial Statements.  The Condensed Consolidated Statements of Cash Flows has been corrected by increasing outflows from operating activities and decreasing cash outflows from investing activities by $1.4 million for the period ended March 31, 2005.  We also have made certain reclassifications to prior balances to conform to the current presentation.

                These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q.  In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.

                In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows as of March 31, 2006 and for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.  The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three month period ended March 31, 2006 and 2005 are not necessarily indicative of the results or cash flows expected for the full year.

(2)   Significant Accounting Policies

                Stock-based compensation.   Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards to non-employee directors and employees including employee stock options, employee restricted stock grants and employee stock purchases related to the employee stock purchase plan (“ESPP”) based on estimated fair values.  FAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for periods beginning January 1, 2006.  In March 2005, the Security and Exchange Commission, or (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R); we have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

                We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  Share-based compensation expense recognized under FAS 123(R) for the three months ended March 31, 2006 was $2.1 million, which related to (i) unvested stock options outstanding, (ii) restricted stock grants and (iii) the discount and the fair value calculation for our “look back” provision for employee stock purchases under our ESPP.  In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods, including the three months ended March 31, 2005, have not been restated to reflect the impact of SFAS 123(R).

                Under the guidance of SFAS 123(R) we are required to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model and have elected to use the Black-Scholes option-pricing model.  The value is recognized as expense over the requisite service periods, which is usually the vesting period, if applicable, in our Condensed Consolidated Statements of Operations.  Prior to the adoption of SFAS 123(R), we accounted for share-based payment awards in accordance with APB 25, which generally provided that no compensation expense was recorded in connection with the granting of employee and non-employee directors stock options if the options were granted at prices at least equal to the fair value of the common stock at date of grant.  Stock options and other share-based payments granted to non-employees were accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  Accordingly, stock options granted to non-employees were measured using the Black Scholes option-pricing model and reflected in consolidated financial statements under guidance of FAS 123 over the expected service period.  Stock options granted to employees and non-employee directors were measured using the Black- Scholes option-pricing and reflected in our pro-forma disclosures pursuant to FAS 123.

                Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest.  FAS 123(R) also requires us to estimate forfeitures at the time of grant in order to estimate the amount of share-based awards that will ultimately vest.  Virtually all the option grants outstanding as of December 31, 2005 where to executives, consultants and to our Chief Technology Officer, (“CTO”).  We have estimated the forfeiture rate on each of these groups based upon historical data.  We granted restricted stock awards to non-executive employees during the first quarter of 2006.  We have based the forfeiture for this stratification on the historical data of the executive stratification, as we have no historical data for non-executive employees.  Lastly, during the fourth quarter 2005, we granted restricted stock awards to our CTO, Chief Executive Officer and to our Executive Vice President of Finance and Strategy, which contain accelerated vesting provisions.  Our best estimate of forfeitures for these grants is that they all will vest and as a result we have not reduced our expense by estimated forfeitures.  In prior periods our pro-forma disclosure under FAS 123 did not include an estimate of forfeitures and instead accounted for forfeitures as they occurred.

                On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of FAS 123(R). We are currently in the process of evaluating whether to adopt the provisions of FAS 123(R)-3.

                The following table reflects our recorded share-based compensation for the three months ended March 31, 2006:

Three Months Ended March 31,2006

(in thousand, except per share amounts)

Share-based compensation expense included in reported net loss	$2,087

Basic and diluted net loss per share	$(0.03)

                The following table reflects the effect on net loss and basic and diluted net loss per share as if we had applied the fair value recognition provisions of FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”).

Three Months Ended March 31, 2005

(in thousand, except per share amounts)

Net loss, as reported	$(3,210)
Share-based employee compensation expense included in reported net loss	$864
Total share-based employee compensation expense determined under a fair value based method	(2,955)

Pro forma net loss	$(5,301)

Basic and diluted net loss per share, as reported	$(0.05)

Pro forma basic and diluted net loss per share	$(0.08)

                For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Three Months Ended March 31, 2005

Weighted-average:
Risk free interest rate	3.61%
Expected option life (years)	4.6
Expected volatility	70%
Expected dividends	None

                Net loss per common share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency.  During the fourth quarter of 2005, we granted 2 million shares of restricted stock to our Chief Executive Officer, Chief Technology Officer and Executive Vice President of Finance and Strategy, which immediately vest upon the attainment of certain performance or market criteria but no later than the seventh anniversary of the date of the agreement.  Such shares were transferred to an escrow agent during the first quarter of 2006.  As a result of the transfer, such shares are reflected as outstanding in the Condensed Consolidated Financial Statements.  However, as the vesting criteria have not yet been attained, they are excluded from the net loss per share calculations due to the contingent status of the shares.

                 The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the three months ended March 31, 2006 and 2005 were 22.5 million and 19.8 million, respectively and are comprised of outstanding stock options, restricted stock grants and warrants to purchase our common stock.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

                Marketable Securities.   Marketable securities consist of Federal Government Agency securities with original maturities greater than three months but less than nine months.  We have classified our marketable securities as held-to-maturity as we have the intent and ability to hold those securities to maturity.  Such securities are recorded at cost, which approximates fair value.

                Recent Accounting Pronouncements. In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for us beginning on January 1, 2006.  SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so.  When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable.  Since adoption, SFAS No. 154 has not had any material effect on our financial position or results of operations.

(3)   Follow-on Stock Offering

                In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and offering expenses.  We used part of the proceeds from this offering to fund the acquisition of Buckeye Industrial Mining Company and plan on using the remaining funds for new plant facility construction costs, the purchase of a coal-fired boiler for our Fort Union plant and general corporate purposes.  See Note (11) Subsequent events for further discussion of the Buckeye acquisition.

(4)   Acquisitions

                 MR&E LLC, a research and engineering firm focused on thermal process engineering, including the upgrading and processing of clean coal, was acquired due to its significant expertise in thermal process engineering.  We acquired all of the outstanding membership interests effective March 1, 2005 for cash of $656,000, net of cash received of $83,000.  Their operations have been included in our financial statements as of the effective purchase date of March 1, 2005.

                The operating results, including revenue and net income for the quarter ended March 31, 2005 were insignificant.  Therefore, pro-forma results as if the acquisition had occurred at the beginning of the period are not presented.

(5)   Construction in Progress

                Construction in progress consisted of the following:

	March 31, 2006	December 31, 2005

	(in thousands)

Fort Union plant and operating equipment	$73,678	$67,889
Train loadout silo	3,736	2,410
Mine and site improvements	3,285	1,313
Future potential plant sites	254	—

Total construction in progress	$80,953	$71,612

                Construction in progress is primarily comprised of costs associated with the construction of our 750,000-tons per year Fort Union plant (“Fort Union plant”) and KFx mine project.  These project costs include long-lived improvements to our mine located near our plant site and a new train loadout silo to improve our unit-train loadout capacity.  The construction in progress line item includes:

•	$2.6 million and $7.6 million of accrued costs as of March 31, 2006 and December 31, 2005, respectively; and

•	$735,000 and $726,000 of capitalized asset retirement cost as of March 31, 2006 and December 31, 2005, respectively.

(6)   Long-Term Debt

                  In March 2005, we repaid the $170,000 unsecured promissory note, including accrued interest of $25,000.  Such note bore interest at 7% and was due upon demand.

(7)   Segments

                We have identified two business segments: our Licensing segment and Operating segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents revenue and costs related to licensing agreements.  As the  most significant licensee is still in the process of determining the location and design of their plant, we do not know the exact timing of the provision of certain deliverables as defined in our agreement or the timing of revenue recognition.  The Operating segment is comprised of all other operations.  The majority of the assets associated with the Operating segment are those related to construction costs and equipment of the Fort Union plant, cash and our patents.  In addition, all intercompany eliminations and transactions flow through this segment.  Our operations are currently conducted in the United States.  As our operations expand, we will continue to evaluate how we manage our business and expect to increase the number of segments under which we manage our business to reflect the increasing development of our operations.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005

	Licensing	Operating	Total	Licensing	Operating	Total

	(in thousands)

Operating revenues:
License revenue	$155	$—	$155	$768	$—	$768
Consulting and other operating revenue	—	30	30	—	31	31

Total revenue	155	30	185	768	31	799

Operating expenses:
General and administrative	—	5,147	5,147	—	3,773	3,773
Mine and plant	—	1,734	1,734	—	—	—
Research and development	—	358	358	—	129	129
Depreciation and amortization	—	224	224	—	196	196
Cost of license and consulting revenue	50	10	60	289	23	312
Bad debt	—	—	—	—	—	—

Total operating expense:	50	7,473	7,523	289	4,121	4,410

Operating income (loss)	105	(7,443)	(7,338)	478	(4,089)	(3,611)

Operating expenses:
Other income (expense), net	—	2	2	—	(12)	(12)
Interest income, net	—	1,108	1,108	—	413	413

Total other income	—	1,110	1,110	—	401	401

Net income (loss)	$105	$(6,333)	$(6,228)	$478	$(3,688)	$(3,210)

Total assets	$7,662	$243,770	$251,432	$7,575	$104,411	$111,986

                Included in total assets in the Operating segment are $81.0 million of assets associated with the construction of our Fort Union plant and other potential future plant sites.

(8)   Related Parties

Royalties

                We entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through March 31, 2006, we made royalty and license payments totaling $2.2 million, including $38,000, which was accrued as of March 31, 2006, pursuant to the $75.2 million cap reducing the amount payable under the cap to $73.1 million.  In addition, Mr. Theodore Venners our Chairman and CTO, is entitled to 50% of net distributable royalties disbursed from the Koppelman estate.

Consulting

                We have consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CTO.  We entered into agreements with Venners & Company for the provision of these services at a fixed monthly fee plus certain performance bonuses.  During the three months ended March 31, 2006 and 2005, we expensed $77,000 in cash for consulting fees.

(9)   Commitments and Contingencies

Litigation

                On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Utramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement (“Agreement”) to Pegasus Technologies, Ltd. (“Pegasus”) which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  A tentative settlement has been reached to resolve the dispute.  We presently do not expect to incur significant costs, however, we can give no assurance that we will not ultimately incur costs in the settlement.

                As with most businesses, there could be other potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

(11)   Subsequent Events

Completion of Buckeye Acquisition

                On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Co., for a total purchase price of $37.5 million, consisting of $35.0 million in cash and $2.5 million of our common stock.  Buckeye’s primary business is mining, processing and selling coal to power generating facilities and industrial users. The acquisition of Buckeye continues our strategy to transition from an energy technology company into an energy production company. We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure, and coal reserves. The expected benefits of the acquisition include operating cash flow and the addition of an experienced coal marketing and mining team.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel™ and K-Fuel Plus™ refer to out patented process and technology, which are owned by KFx Inc. and licensed to our wholly owned subsidiary, K-Fuel LLC.

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

                For additional factors that could affect the validity of our forward-looking statements, you should read our Annual Report on Form 10-K for the year ended December 31, 2005 and the Consolidated Financial Statements contained therein, with particular attention to our Risk Factors.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

                The following discussion is focused on the most recent events that we believe have the most significant impact on our business.

•

We have substantially completed the construction and commissioning of our Fort Union K-Fuel plant and mine site project in Wyoming's Powder River Basin, which is our first commercial plant implementing the K-Fuel process;

•

In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses.  We used part of the proceeds from this offering to fund the acquisition of Buckeye and intend to use the remaining funds for new plant facility construction costs, the purchase of a coal-fired boiler for our Fort Union plant and general corporate purposes;

•

In March 2006, we received our initial K-Fuel testing results from an independent third party testing expert.  The results of this third party expert indicated the following: (i) test burns with Btu’s per pound of approximately 10,200 to 11,100 and moisture content of 8 to 12%, both results met K-Fuel product specifications, and  (ii) emission stack testing as compared to Black Hill Power 22 megawatt Neil Simpson I power plant baseline emission levels resulted in Sulfur

Dioxide emission reduction of 35 to 40%, Nitrogen Oxide emission reduction of 14 to 22% and Mercury emission reduction of 70 to 75%;

•

On April 3, 2006 we completed the acquisition of Buckeye, which continues our strategy to transition from an energy technology company into an energy production company. We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure, and coal reserves. The expected benefits of the acquisition include operating cash flow and the addition of an experienced coal marketing and mining team; and

•

On April 4, 2006 we completed the construction of our 14,400 tons silo and we continue to anticipate commencing loading and shipping unit trains with K-Fuel product beginning in the spring of this year.

Significant Trends

                  For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant.  As a result, we have limited revenues and most of our costs are related to general and administrative expenses.  In the future, we plan to own and operate K-Fuel production facilities domestically, both wholly owned and with investors, as well as to license the K-Fuel technology to third parties, primarily internationally.  See our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

                We have identified two business segments: our Licensing segment and Operating segment.  Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments.  The Licensing segment represents revenue and costs related to licensing agreements.  As the most significant licensee is still in the process of determining the location and design of their plant, we do not know the exact timing of the provision of certain deliverables as defined in our agreement or the timing of revenue recognition.  The Operating segment is comprised of all other operations.  The majority of the assets associated with the Operating segment are those related to construction costs and equipment of the Fort Union plant, cash and our patents.  Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the results of our operations and relevant trends.  As the majority of our business is contained within one segment, discussions of our results related to our segments are presented in the context of our overall results and unless otherwise indicated, relate to our Operating segment.  As our operations expand, we will continue to evaluate how we manage our business and expect to increase the number of segments under which we manage our business to reflect the increasing development of our operations.

                Revenue

                Revenue for the first quarter in 2006 was $185,000 compared to $799,000 in the first quarter 2005.  The majority of the decrease is attributed to the recognition of revenue of $768,000 on the $7.5 million up-front fee received in December 2004 from Cook Inlet Coal in our Licensing segment.  To date we have completed all of our contractual deliverables for the licensing fee and are waiting for Cook Inlet Coal LLC to provided specific site information before the next phase of revenue recognition can commence.

                In 2000 we entered into a licensing and royalty agreement with a third party.  During 2005, equipment relating to the licensing agreement had been placed into service.  As a result of the equipment being placed into service and the receipt of cash in 2006, we recognized $150,000 of royalty revenue in the first quarter of 2006 in our licensing segment.  It is currently unclear if we will receive future royalty payments pursuant to this agreement.  As a result, we have not yet accrued any revenue related to 2006 and anticipate that we will only recognize revenue as circumstances dictate, including the receipt of cash payments.

General and Administrative

                The following table summarizes our general and administrative costs for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,

	2006	2005

	(in thousands)

Employee-related costs (excluding non-cash, employee share-base compensation)	$1,209	$918
Non-cash employee share-based compensation	2,087	864
Professional fees	1,159	1,467
Travel and entertainment	209	158
Office expense	163	132
Insurance	141	88
Other	179	146

Total general and administrative	$5,147	$3,773

                Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  Employee-related costs for the first quarter 2006 were $1.2 million as compared to $918,000 in the first quarter 2005.  The increase was primarily related to an increase in salaries and related burdens as we hired more employees at our corporate and plant offices and from the acquisition of MR&E.

                Non-cash employee share-based compensation includes restricted stock share grants, employee stock option grants and discount and fair value calculations for our “look-back” provision in our employee stock purchase plan.   The increase in employee share-based compensation expense was in direct correlation of the adoption of FAS 123(R) as of January 1, 2006.  See Note (2) - Significant Accounting Policies for further discussion.

                Professional fees include legal, audit and accounting, public relations and similar costs.  Expenses for professional services for the first quarter 2006 were $1.2 million as compared to $1.5 million in the first quarter 2005.  The decrease in professional fees can mainly be attributed to the value of options or warrants granted to key consultants in 2005 as compared to no options or warrants granted to consultants in the fist quarter 2006.

                Travel and entertainment costs are primarily comprised of airfare, lodging, and meals.  Travel and entertainment costs for the first quarter ended 2006 were $209,000 compared to $158,000 for the same period ended in the prior year.

                Office expense includes rent, office supplies, phone, utilities, publications and subscriptions.  Office expense for the first quarter ended 2006 was $163,000 compared to $132,000 for the same period ended in the prior year.

                Insurance primarily includes costs related to our commercial and liability and other insurance.   Insurance expense for the first quarter 2006 was $141,000 compared to $88,000 for the first quarter 2005.  The increase can be attributed to an overall increase in general and commercial liability premiums for our Fort Union plant.

                Other general and administrative costs are comprised of expenses including other costs, various business and franchise taxes, repair and maintenance, director fees and director expenses.  Other costs were $179,000 and $146,000 for the first quarter ended 2006 and 2005, respectively.

Mine and plant expenses

                The following table summarizes our mine and plant costs for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,

	2006	2005

Mining costs	$437	$—
Employee and temporary personnel costs	282	—
Plant utilities	330	—
Engineering and other	685	—

Total mine and plant	$1,734	$—

                Mining costs are primarily comprised of hauling, exploration, asset retirement obligation accretion expense, compliance with safety and health regulations, maintaining our pit roads and other costs necessary to maintain the open-pit coalmine site.

                Employee and temporary personnel is comprised of costs associated with the commissioning of our Fort Union plant including salaries, benefits, employer payroll taxes and other temporary personnel costs.

                Plant utilities include natural gas and electricity cost associated with the operations of the plant.

                Engineering and other costs includes engineering expenditures necessary for commissioning, property taxes, miscellaneous office expenses, small property purchases and travel related expenses such as: lodging, ground transportation and meals.

Research and Development

                The following table summarizes our research and development costs for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,

	2006	2005

	(in thousands)

Laboratory facilities	$278	$125
Technical and engineering services	80	4

Total research and development	$358	$129

                Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional fees.

                Laboratory facilities costs in the first quarter 2006 were $278,000 compared to $125,000 for the first quarter 2005.  The majority of the increase for the quarter can be attributed to increased testing of our proprietary technology at our Fort Union plant as we are nearing completion of our commissioning.  As a direct result of the testing, we incurred $90,000 of incremental expense for the first quarter ended 2006.

                Technical and engineering services are primarily comprised of costs related to consultants to assist us in the development of our technology and the commercial viability of our product.  Technical and engineering services costs were $80,000 during the three months ended March 31, 2006 as compared to $4,000 for the same period ended in the prior year.

                We expect these costs to increase, as we develop our technology, analyze future plant sites and assess other commercial applications for our technology.

Depreciation and Amortization

                Depreciation and amortization is comprised of depreciation on our property and equipment and amortization related to our patents.  Depreciation and amortization expense was $224,000 for the first quarter ended 2006 compared to $196,000 during the same period ended 2005.   The increases are primarily attributable to new assets placed into service during the second quarter of 2005, including MR&E assets acquired in March 2005.   Our Fort Union plant was not placed into service for continuous commercial operations as of March 31, 2006, as we were in the process of completing our commissioning and testing work.  We anticipate placing our Fort Union plant into service during the second quarter of 2006, and as a direct result of this, we expect depreciation expense to increase.

                Amortization of our patents was $31,000 and $91,000 for the quarter ended March 31, 2006 and 2005, respectively.

Cost of License and Consulting Revenue

                Cost of license and consulting revenue includes costs to transfer our technology to licenses deferred royalty costs, salaries and wages of certain personnel and professional fees.  Cost of licensing and consulting revenue was $60,000 and $312,000 in the first quarter 2006 and 2005, respectively.  The majority of these costs are in direct correlation to the revenue recognized and coal testing performed in our laboratories for potential future customers.

Other Income Expense

                Other income and expense is primarily comprised of interest income.  During the three months ended March 31, 2006 interest income was $1.1 million as compared to $413,000 for the same period ended in the prior year.  The increase is attributed to interest earned on our cash balance, which was significantly higher for the three months ended in 2006 compared to the same period in 2005, primarily as a result of our public stock offering in February of 2006.

Liquidity and Capital Resources

                In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses.  We used part of the proceeds from this offering to fund the acquisition of Buckeye and plan on using the remaining funds for new plant facility construction costs, the purchase of a coal-fired boiler for our Fort Union plant and general corporate purposes.  We believe our cash level is sufficient to support our operations for the next year, complete our Fort Union plant and mine site projects, and start preliminary site investigation, design, obtain permits and similar long-lead-time activities related to other large-scale commercial or K-Direct plants.

                Our cash will primarily be used to fund operations and for capital expenditures. Our capital budget for 2006 is $90 million, including remaining expenditures related to our Fort Union plant.

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

Historical View

Cash Used in Operating Activities

                Cash used in operating activities were $4.9 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively.  The majority of the cash used in operating activities for the three months ended March 31, 2005 relates to cash utilized in our on-going operations as adjusted for non-cash items and changes in operating assets and liabilities.

                The most significant adjustments to net loss to arrive at cash used in operating activities were non-cash expense related to the issuance of warrants and options to employees, directors and consultants of $2.1 million and $1.1 million for the first quarter ended 2006 and 2005, respectively.

Cash Used in Investing Activities

                Cash used in investing activities were $21.8 million and $4.6 million for the three months ended March 31, 2006 and 2005, respectively.

                The majority of the uses of cash relate to the following:

•	We spent $14.4 million and $4.7 million on our Fort Union plant and other construction in progress projects in the first quarter ended 2006 and 2005, respectively.

•	We had capital expenditures related to other purchases of property and equipment of $239,000, and $14,000 for the first quarter ended 2006 and 2005, respectively.

•	We purchased $7.0 million of marketable securities in the first quarter of 2006.

Cash Provided by Financing Activities

                Cash provided by financing activities during the three months ended March 31, 2006 was $147.1 million compared to $2.8 million for the three months ended March 31, 2005, an increase of $144.3 million.  The increase is attributable to the $144.6 million of cash received from our public offering in February 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are not currently subject to a significant level of direct market risk related to interest rates, foreign currency exchange rates, commodity prices or equity prices.  We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from interest bearing securities.  Currently, we have foreign operations.  To the extent that we establish significant foreign operations in the future, we may attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate.  We are indirectly exposed to fluctuations in fuel commodity prices.  To the extent that fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel production services.  KFx holds no equity market securities, but is subject to equity market risk relative to its own equity securities.

ITEM 4. CONTROLS AND PROCEDURES

                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

                Changes in Internal Control over Financial Reporting

                There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Utramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement (“Agreement”) to Pegasus Technologies, Ltd. (“Pegasus”) which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  A tentative settlement has been reached to resolve the dispute.  We presently do not expect to incur significant costs, however; we can give no assurance that we will not ultimately incur costs.

                As with most businesses, there could be other potential lawsuits incidental to our business, none of which are anticipated to have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

ITEM 1A.  RISK FACTORS

                There were no significant changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                None.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.76*	Buckeye Share Purchase Agreement dated March 6, 2006
10.77*	First Amendment to Share Purchase Agreement dated April 3, 2006
10.78*	Registration Rights Agreement dated April 3, 2006
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: April 26, 2006	By:	/s/ MARK S. SEXTON

Mark S. Sexton Chief Executive Officer

Date: April 26, 2006	By:	/s/ DIANA L. KUBIK

Diana L. Kubik Vice President and Chief Financial Officer