Form 10-Q
period 2006-06-30
KFX INC
filed 2006-08-03
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-14176

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 31, 2006, there were 81,427,041 shares of the registrant’s common stock, $.001 par value, outstanding.

KFX INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
KFX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)

Assets
Current:
Cash and cash equivalents	$118,418	$28,793
Marketable securities	3,987	—
Accounts receivable, net allowance of $45	5,754	—
Inventory	3,132	64
Prepaid expenses	1,490	584
Other current assets	450	316
Total current assets	133,231	29,757
Construction in progress	88,357	71,612
Mineral rights and mine development, net of accumulated depletion	22,917	—
Property, plant and equipment, net of accumulated depreciation	20,981	4,679
Restricted cash	5,232	5,198
Patents, net of accumulated amortization	1,107	1,123
Deferred royalty cost, less current portion	1,461	1,461
Other assets	412	342
	$273,698	$114,172

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,922	$1,303
Accrued liabilities	6,448	8,365
Deferred revenue	94	19
Current portion of deferred rent and other liabilities	162	160
Total current liabilities	11,626	9,847
Deferred revenue, less current portion	6,742	6,751
Asset retirement obligations	5,441	3,558
Deferred rent and other liabilities, less current portion	321	375
Total liabilities	24,130	20,531

Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 81,422 and 68,143 shares issued and outstanding, respectively	81	68
Additional paid-in capital	417,124	245,443
Accumulated deficit	(167,637)	(151,870)
Total stockholders’ equity	249,568	93,641

	$273,698	$114,172

See accompanying notes to the condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$11,413	$—	$11,413	$—
Licensing	80	10	234	777
Consulting and other	6	44	36	76
Total operating revenue	11,499	54	11,683	853

Operating expenses:
General and administrative	6,361	2,717	11,510	6,269
Coal mining operating costs	10,622	235	10,952	334
Plant start-up costs	4,582	630	5,985	752
Depreciation, depletion and amortization	1,655	158	1,878	354
Research and development	460	469	818	598
Cost of licensing and consulting revenue	14	39	74	351
Total operating expenses	23,694	4,248	31,217	8,658

Operating loss	(12,195)	(4,194)	(19,534)	(7,805)

Other income (expense):
Other income (expense), net	1,079	2	1,082	(10)
Interest income, net	1,577	533	2,685	946
Total other income	2,656	535	3,767	936

Net loss	$(9,539)	$(3,659)	$(15,767)	$(6,869)

Basic and diluted net loss per common share	$(0.12)	$(0.06)	$(0.21)	$(0.10)
Weighted-average common shares outstanding	78,222	65,743	75,562	65,447

See accompanying notes to the condensed consolidated financial statements.

KFX INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
	(in thousands)

Balance at January 1, 2006	68,143	$68	$245,443	$(151,870)	$93,641
Common stock issued on exercise of options and warrants	2,990	3	20,221	—	20,224
Common stock issued in public offering, net of offering costs	8,050	8	144,551	—	144,559
Restricted stock issued to escrow agent (related to certain executives)	2,000	2	—	—	2
Restricted stock issued to employees and consultants for services	120	—	—	—	—
Common stock issued related to acquisition	119	—	2,194	—	2,194
Share-based compensation expense related to employees	—	—	4,715	—	4,715
Net loss	—	—	—	(15,767)	(15,767)
Balance at June 30, 2006	81,422	$81	$417,124	$(167,637)	$249,568

See accompanying notes to the condensed consolidated financial statements.

KFX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)

Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(15,767)	$(6,869)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	4,715	1,622
Depreciation, depletion and amortization	1,878	354
Asset retirement obligation accretion	93	69
Other	(42)	(1)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,105)	—
Accounts receivable from related party	—	750
Inventory	(930)	—
Prepaid expenses and other assets	(396)	(359)
Deferred revenue and other current obligations	68	(746)
Accounts payable and accrued expenses	2,191	(1,542)
Cash used in operating activities	(9,295)	(6,722)

Investing activities:
Purchases of construction in progress	(22,232)	(13,685)
Purchases of property, plant and equipment	(1,588)	(351)
Purchases of marketable securities	(6,977)	—
Proceeds from maturities of marketable securities	2,990	—
Purchases of mineral rights and development	(1,038)	—
Cash paid for acquisition, net of cash received	(36,913)	(574)
Restricted cash	(34)	—
Collections on notes receivable	154	159
Other	(203)	(42)
Cash used in investing activities	(65,841)	(14,493)

Financing Activities:
Proceeds from exercise of options and warrants	20,224	4,110
Proceeds from issuance of common stock, net of offering costs	144,559	—
Payments on capital leases and note payable	(22)	(175)
Cash provided by financing activities	164,761	3,935

Increase (decrease) in cash and cash equivalents	89,625	(17,280)
Cash and cash equivalents, beginning of period	28,793	79,381
Cash and cash equivalents, end of period	$118,418	$62,101

See accompanying notes to the condensed consolidated financial statements.

KFX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED  JUNE 30, 2006 (UNAUDITED)

Unless the context requires otherwise, the terms “KFx,” “we,” “our,” and “us” refer to KFx Inc. and its subsidiaries. All references to K-Fuel, K-Fuel™ and K-Fuel Plus™ refer to our patented process and technology, which are owned by KFx Inc.

(1)   Business and Basis of Presentation

We offer integrated energy, environmental and economic solutions for coal-fired power generating and industrial facilities in the United States and internationally. Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower-emission fuel. A co-benefit of the K-Fuel process is the removal of significant amounts of impurities, including mercury, and the reduction of emissions of sulfur dioxide, nitrogen oxides and carbon dioxide.

On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Company (“Buckeye”) for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye’s primary business is to mine, process, blend and sell high quality coal to electric utilities and to industrial and institutional end-users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. The acquisition of Buckeye continues our strategy to transition from an energy technology company into an energy production company.

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

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows as of June 30, 2006 and for all periods presented. We have made certain reclassifications to prior period balances to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005. The condensed consolidated results of operations for the three and six months and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results or cash flows expected for the full year.

(2)   Significant Accounting Policies

Stock-based compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards to non-employee directors and employees including employee stock options, employee restricted stock grants and employee stock purchases related to the employee stock purchase plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for periods beginning January 1, 2006. In March 2005, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R); we have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Share-based compensation expense recognized under SFAS 123(R) for the three months and six months ended June 30, 2006 was $2.6 million and $4.7 million, respectively, which related to (i) unvested stock options outstanding, (ii) restricted stock grants and (iii) the discount and the fair value calculation for our “look back” provision for employee stock purchases under our ESPP. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods, including the three and six months ended June 30, 2005, have not been restated to reflect the impact of SFAS 123(R).

Under the guidance of SFAS 123(R) we are required to estimate the fair value of share-based payment awards on the grant-date. We use the Black-Scholes option-pricing model for unvested stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant. The fair value is recognized as expense and additional paid-in capital over the requisite service periods, which is usually the vesting period, if applicable, in our financial statements. At the time restricted stock grants vest, all expense related to the shares will have already been recognized and the shares will be issued.  The timing difference in recognition of expense and issuance of shares is reflected in our Condensed Consolidated Statement of Stockholders’ Equity. Prior to the adoption of SFAS 123(R), we accounted for share-based payment awards in accordance with APB 25, which generally provided that no compensation expense was recorded in connection with the granting of employee and non-employee directors stock options if the options were granted at prices at least equal to the fair value of the common stock at date of grant. Stock options and other share-based payments granted to non-employees were accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Accordingly, stock options granted to non-employees were measured using the Black Scholes option-pricing model and reflected in the condensed consolidated financial statements under guidance of SFAS 123 over the expected service period. Stock options granted to employees and non-employee directors were measured using the Black- Scholes option-pricing and reflected in our pro-forma disclosures pursuant to SFAS 123.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS 123(R) also requires us to estimate forfeitures at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. Virtually all the option grants outstanding as of December 31, 2005 were to executives, consultants and to our Chief Technology Officer (“CTO”). We have estimated the forfeiture rate on each of these groups based upon historical data. We granted restricted stock awards to non-executive employees during the six months ended June 30, 2006. We have based the forfeiture rate for this stratification on the historical data of the executive stratification, as we have no historical data for non-executive employees. Lastly, during the fourth quarter 2005, we granted restricted stock awards to our Chief Executive Officer (“CEO”), CTO and to our Executive Vice President of Finance and Strategy, which contain accelerated vesting provisions. Our best estimate of forfeitures for these grants is that they all will vest and, as a result, we have not reduced our expense by estimated forfeitures. In prior periods, our pro-forma disclosure under SFAS 123 did not include an estimate of forfeitures, and instead, accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We are currently in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.

The following table reflects our recorded share-based compensation for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands, except per share amounts)

Share-based compensation expense included in reported net loss	$2,627	$4,715
Basic and diluted net loss per share	$(0.03)	$(0.06)

The following table reflects the effect on net loss and basic and diluted net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)

Net loss, as reported	$(3,659)	$(6,869)
Share-based employee compensation expense included in reported net loss	283	1,148
Total share-based employee compensation expense determined under a fair value based method	(3,536)	(6,491)
Pro forma net loss	(6,912)	(12,212)
Basic and diluted net loss per share, as reported	$(0.06)	$(0.10)
Pro forma basic and diluted net loss per share	$(0.11)	$(0.19)

For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Weighted-average:
Risk free interest rate	3.81%	3.67%
Expected option life (years)	4.5	4.6
Expected volatility	60%	67%
Expected dividends	None	None

Net loss per common share. Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency. During the fourth quarter of 2005, we granted 2 million shares of restricted stock to our CEO, CTO and Executive Vice President of Finance and Strategy, which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement. Such shares were transferred to an escrow agent during the first quarter of 2006. As a result of the transfer, such shares are reflected as outstanding in the Condensed Consolidated Financial Statements. However, as the vesting criteria have not yet been attained, they are excluded from the net loss per share calculations due to the contingent status of the shares.

The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss. Our total incremental potential common shares outstanding for the period ended June 30, 2006 and 2005 were 19.7 million and 20.2 million, respectively, and are comprised of outstanding stock options, restricted stock grants and warrants to purchase our common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Marketable Securities.  Marketable securities consist of short-term commercial paper and Federal Government Agency reset bonds with original maturities greater than three months but less than nine months. We have classified our marketable securities as held-to-maturity as we have the intent and ability to hold those securities to maturity. Such securities are recorded at cost, which approximates fair value.

Mineral Rights and Mine Development. A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized pre-mining costs, are capitalized and depleted to operations using the units-of-production method based on tons produced utilizing only proven and recoverable reserves in the depletion base and are assumed to have no residual value. Pre-mining costs include drilling, permitting, county and state filing fees and the initial overburden removal. The leases have original terms ranging from 3 to 10 years and substantially all of the leases contain provisions that allow for automatic extension once mining commences and for as long as some mining continues. Also, included in mineral rights are the costs to establish the related asset retirement obligations.

Inventory. Inventory, which includes consumable parts, materials and supplies as well as washed or prepared coal, raw coal and inventory in transit, are stated at the lower of cost or market. Our standard practice is to value coal based on the average cost method by the applicable seam of coal.

Health Care Costs. Buckeye, our wholly owned subsidiary, is self-insured, subject to a stop-loss policy, for a significant portion of its employees’ health care costs. The liability for outstanding medical costs has been estimated based on historical claims and is included in accrued liabilities in our condensed consolidated balance sheet.

Mining Revenue Recognition. Our mining segment recognizes revenue from coal sales at the time risk of loss passes to the customer, either at our shipping point or upon delivery, depending on contractual terms. When sales include delivery, transportation costs are billed by us to our customers. We had $2.1 million of transportation costs included in cost of sales and $2.1 million of revenue included in coal sales. Ash disposal revenue is recognized when coal combustion bi-products are received at Buckeye’s ash disposal facility.

Brokered Coal. We act as an agent in certain transactions involving the brokering of coal produced by others. As a normal practice, we do not take title to the coal, we do not bear the risk of loss nor are we able to impact the quality of the coal. We have recognized the net amount of profit related to the transactions in our condensed consolidated statements of operations in mining revenue.

Exploration Costs. Mineral exploration costs are expensed as incurred. When it has been determined that coal can be economically extracted and the permitting process has been initiated, the costs incurred to further delineate and develop the mine are considered premining costs and are capitalized as mineral rights and mine development.

Estimates.  The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. In addition to those estimates disclosed in our Annual Report filed on Form 10-K, we believe that the significant estimates, assumptions and judgments when accounting for items and matters such as mineral rights, reserves, depletion and fair value of acquired assets, are reasonable based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Recent Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. Since adoption, FIN 48 has not had any material effect on our financial position or results of operations.

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

On March 30, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the EITF, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. The guidance in this EITF consensus is effective for fiscal years beginning after December 15, 2005, for which the cumulative effect of adoption should be recognized as an adjustment to the beginning balance of retained earnings during the period. Our historical accounting practices are consistent with EITF Issue No. 04-06; therefore this pronouncement did not affect the results of operations or financial condition for our Gillette mine and did not result in a cumulative effect adjustment upon adoption because, this mine was not in the production phase until April 2006.

(3)   Follow-on Stock Offering

In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and offering expenses. We used part of the proceeds from this offering to fund the acquisition of Buckeye and plan on using the remaining funds for new plant facility construction costs, completion of our Fort Union plant and general corporate purposes.

(4)   Acquisitions

Buckeye Acquisition

On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at approximately $2.2 million. We incurred $1.0 million in acquisition costs and reimbursed Buckeye’s former parent, The Keller Group (“Keller”), approximately $900,000 for cost incurred relating to capital projects. Buckeye’s primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end-users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year.  The acquisition of Buckeye continues our strategy to transition from an energy technology company into an energy production company. We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure and coal reserves. The expected benefits of the acquisition include operating cash flow and the addition of an experienced coal marketing and mining team. Their operations have been included in our financial statements as of the effective purchase date of April 3, 2006.

The acquisition of Buckeye has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," (“SFAS 141”) with us being treated as the acquirer. The purchase price allocation has been prepared on a preliminary basis and reasonable changes are expected as additional information becomes available. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition (in thousands):

Cash	$—
Accounts receivable	4,649
Inventory	2,138
Other current and long-term assets	743
Property, plant and equipment	7,812
Ash disposal facility	7,557
Mineral rights and mine development	20,720
Construction in progress	1,442
Total assets acquired	45,061

Less: Current liabilities assumed	4,182
Asset retirement obligations	1,772

Net purchase price	$39,107

Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except for per share amounts)

Revenue	$11,499	$12,618	$24,739	$25,112
Net Loss	$(9,539)	$(2,558)	$(15,523)	$(5,552)
Basic and diluted loss per share	$(0.12)	$(0.04)	$(0.21)	$(0.08)

These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of January 1, 2005, nor are they necessarily indicative of the results of future operations.

MR&E Acquisition

MR&E LLC, a research and engineering firm focused on thermal process engineering, including the upgrading and processing of clean coal, was acquired due to its significant expertise in thermal process engineering. We acquired all of the outstanding membership interests effective March 1, 2005 for cash of $656,000, including cash received of $83,000. Their operations have been included in our financial statements as of the effective purchase date of March 1, 2005.

The operating results, including revenue and net income for the quarter and six months ended June 30, 2006 and 2005 were insignificant. Therefore, pro-forma results as if the acquisition had occurred at the beginning of the period are not presented.

(5)   Inventory

Inventory consisted of the following:
	June 30, 2006	December 31, 2005
	(in thousands)

Coal	$3,079	$—
Spare parts and supplies	53	64
Total inventory	$3,132	$64

(6)   Construction in Progress, Mineral Rights and Mine Development and Property, Plant & Equipment

Construction in progress consisted of the following:
	June 30, 2006	December 31, 2005
	(in thousands)

Fort Union plant and operating equipment	$78,296	$67,889
Train loadout silo	4,815	2,410
Mine and site improvements	870	1,313
Mining equipment refurbishment	2,227	—
Other	2,149	—
Total construction in progress	$88,357	$71,612

Construction in progress is primarily comprised of costs associated with the construction of our 750,000-tons per year Fort Union plant (“Fort Union plant”). The fort union plant and equipment line items include:

•	$2.3 million and $7.6 million of accounts payable and accrued costs as of June 30, 2006 and December 31, 2005, respectively; and

•	$744,000 and $726,000 of capitalized asset retirement cost as of June 30, 2006 and December 31, 2005, respectively.

We entered the production phase at our Gillette mine site and mined and sold raw coal in the second quarter of 2006. As we have entered the production phase, we have placed our Gillette mine site into service and are depleting the mine site using units-of-production method based on tonnage mined. Our Gillette mine site was moved from mine and site improvements in Construction in progress to Mineral rights and mine development in our condensed consolidated balance sheet as of June 30, 2006.

Included in mine and development and property plant and equipment are $239,000 and $417,000 of accounts payable and accrued as of June 30, 2006, respectively.

(7)   Long-Term Debt

In March 2005, we repaid the $170,000 unsecured promissory note, including accrued interest of $25,000. Such note bore interest at 7% and was due upon demand.

(8)   Segments

With the acquisition of Buckeye, we have re-evaluated our segments and our segment presentation. Based upon this evaluation, we have identified three segments: our Plant and Licensing segment, Mining segment and Corporate segment. Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments. The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel technology. This segment includes revenue and direct costs related to the operation of our Ft. Union plant and related to our licensing agreements. The Mining segment represents revenues and costs related to the mining operations at our Buckeye location in Ohio and our mine site in Gillette, Wyoming. Additionally, the mining segment includes revenues and related cost of the ash disposal facility within our Buckeye operations. The Corporate segment is comprised of all other operations. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
	Plant and Licensing	Mining	Corporate	Total	Plant and Licensing	Mining	Corporate	Total
	(in thousands)

Operating revenues:
Mining	$—	$11,413	$—	$11,413	$—	$—	$—	$—
Licensing	80	—	—	80	10	—	—	10
Consulting and other operating revenue	—	—	6	6	—	—	44	44
Total revenue	80	11,413	6	11,499	10	—	44	54

Operating expenses:
General and administrative	—	—	6,361	6,361	—	—	2,717	2,717
Coal mining operating costs	—	10,622	—	10,622	—	235	—	235
Plant start-up costs	4,582	—	—	4,582	630	—	—	630
Cost of license and consulting revenue	—	—	14	14	—	—	39	39
Total segment operating expense:	4,582	10,622	6,375	21,579	630	235	2,756	3,621

Segment operating (loss) income	$(4,502)	$791	$(6,369)	$(10,080)	$(620)	$(235)	$(2,712)	$(3,567)

Total assets	$82,376	$58,385	$132,937	$273,698	$36,230	$3,668	$70,567	$110,465

Reconciliation to net (loss) :

Total Segment operating (loss)				$(10,080)				$(3,567)
Depreciation, depletion and amortization				(1,655)				(158)
Research and development				(460)				(469)
Other income (expense), net				2,656				535
Net (loss) income				$(9,539)				$(3,659)

	Six Months Ended June 30, 2006					Six Months Ended June 30, 2005
	Plant and Licensing		Mining	Corporate	Total	Plant and Licensing	Mining	Corporate	Total
	(in thousands)

Operating revenues:
Mining	$		$$11,413	$—	$11,413	$—	$—	$—	$—
License		234	—	—	234	777	—	—	777
Consulting and other operating revenue		—	—	36	36	—	—	76	76
Total revenue		234	11,413	36	11,683	777	—	76	853

Operating expenses:
General and administrative		—	—	11,510	11,510	—	—	6,269	6,269
Coal mining operating expense		—	10,952	—	10,952	—	334	—	334
Plant start-up costs		5,985	—	—	5,985	752	—	—	752
Cost of license and consulting revenue		—	—	74	74	—	—	351	351
Total operating expense:		5,985	10,952	11,584	28,521	752	334	6,620	7,706

Segment operating (loss) income		$(5,751)	$461	$(11,548)	$(16,838)	$25	$(334)	$(6,544)	$(6,853)

Total assets		$82,376	$58,385	$132,937	$273,698	$36,230	$3,668	$70,567	$110,465

Reconciliation to net (loss)

Total segment operating (loss) income					$(16,838)				$(6,853)
Depreciation, depletion and amortization					(1,878)				(354)
Research and development					(818)				(598)
Other income (expense), net					3,767				936
Net (loss) income					$(15,767)				$(6,869)

(9)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology. Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap. Through June 30, 2006, we made royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the amount payable under the cap to $73.0 million. In addition, Mr. Theodore Venners, our Chairman and CTO, is entitled to 50% of net distributable royalties disbursed from the Koppelman estate.

Consulting

We have consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Chairman and CTO. We entered into agreements with Venners & Company for the provision of these services at a fixed monthly fee plus certain performance bonuses. During the three and six months ended June 30, 2006, we expensed $77,000 and $153,000 in cash for consulting fees.

(10)   Commitments and Contingencies

Litigation

Except as provided below, we are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties are subject.

On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Ultramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement to Pegasus Technologies, Ltd. which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  A settlement has been reached to resolve the dispute.  We did not incur any of the settlement costs.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part II, Item 1A of this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2005 and the Consolidated Financial Statements contained therein, with particular attention to our risk factors. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We offer integrated energy, environmental and economic solutions for coal-fired power generating and industrial facilities in the United States and internationally. Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower-emission fuel. A co-benefit of the K-Fuel process is the removal of significant amounts of impurities, including mercury, and the reduction of emissions of sulfur dioxide, nitrogen oxides and carbon dioxide. Our acquisition of Buckeye Industrial Mining Company (“Buckeye”) in the second quarter of 2006 will add value through access to their established markets, infrastructure, distribution system and coal reserves. The benefits of the acquisition include operating cash flow and the addition of an experienced coal marketing and mining team.

The following discussion is focused on the events that we believe have the most significant impact on our business.

•
We have substantially completed the construction and commissioning of our Fort Union K-Fuel plant and mine site project in Wyoming's Powder River Basin, which is our first commercial plant implementing the K-Fuel process;

•
In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used part of the proceeds from this offering to fund the acquisition of Buckeye and intend to use the remaining funds for new plant facility construction costs, completion of our Fort Union Plant and general corporate purposes;

•
On April 3, 2006, we completed the acquisition of Buckeye, which continues our strategy to transition from an energy technology company into an energy production company. The expected benefits of the acquisition include operating cash flow and the addition of an experienced coal marketing and mining team;

•	On April 4, 2006, we completed the construction of our 14,400 tons silo;

•
On June 14, 2006, we entered into a long term Marketing, Distribution and Transportation Logistics Services Agreement with DTE Coal Services, Inc (“DTECS”). We believe the Agreement with DTECS will provide us assistance in arranging for transportation contracts, logistical, marketing and other support. DTECS specializes in providing coal supply and transportation to electric utilities, merchant producers, steel mills and large industrial users;

•
On June 28, 2006, we purchased the first of three 700,000 pound per hour Circulating Fluidized Bed (CFB) boiler islands, with the option to purchase two more CFB’s. The fixed price for this first CFB boiler island is approximately $76 million. The capital expenditure associated with this boiler will be spread over several years; and

•	During the beginning of August 2006, we anticipate the shipment of our first unit train of K-Fuel product to a third party.

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant.  As a result, we have limited revenues and most of our costs prior to second quarter 2006 were related to general and administrative expenses. In the future, we plan to construct, own and operate K-Fuel production facilities domestically, both wholly owned and with investors, as well as to license the K-Fuel process to third parties, primarily internationally.

We expect to incur additional costs associated with our Fort Union plant as we complete the transition from commission phase, to start-up phase and to steady state production. Costs incurred during our construction phase and commissioning phase were capitalized. As we have transitioned to the start-up phase these costs are expensed as incurred. See our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion related to our anticipated revenue and expense trends.

With the acquisition of Buckeye, we expect to realize: (i) increases in our operating cash flow; (ii) increases in revenue from the sales of coal and the related costs; (iii) increases in revenues from our ash disposal operations and the related costs; and (iv) the addition of an experienced coal marketing team to assist in the marketing and sales our K-Fuel product.

RESULTS OF OPERATIONS

With the acquisition of Buckeye, we have expanded our segments and our segment presentation. We have identified three segments: our Plant and Licensing segment, Mining segment and Corporate segment. Our results of operations are evaluated and allocations of capital resources are based upon the operation of these segments. The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel process. This segment includes revenue and direct costs related to the operation of our Ft. Union plant and to licensing agreements. The Mining segment represents revenues and costs related to our mining operations at our Buckeye location in Ohio and our mine site in Gillette, Wyoming. Additionally, the mining segment includes revenues and related cost at our ash disposal facility in our Buckeye operations. The Corporate segment is comprised of all other operations.

Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the results of our operations and relevant trends. As the majority of our business has historically been contained within one segment, discussions of our results related to our segments are presented in the context of our overall results and, unless otherwise indicated, relate to our Corporate segment. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the second quarter of 2006 were $11.5 million compared to $54,000 in the second quarter 2005. Substantially all of the increase was due to our acquisition of Buckeye, which resulted in revenue of $11.3 million for the second quarter in 2006 in our Mining segment.

Coal revenue includes mined raw and prepared coal sales within our Buckeye operations. Coal mined for the second quarter ended 2006 was 164,882 tons or $57.67 sales realization per ton sold.

Brokered coal sales net, include the revenues reduced by costs associated with the purchase of coal from other coal producers, which we ship directly to customers. We recognized $1.5 million of gross revenue and $1.3 million of costs, or, net of $243,000 for the second quarter and six months ended June 30, 2006 in our Mining segment.

Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio. Ash disposal revenues were $1.5 million for the second quarter and six months ended June 30, 2006 in our Mining segment.

In 2000 we entered into a licensing and royalty agreement related to a previous version of our proprietary technology with a third party. During 2005, the equipment relating to the licensing agreement had been placed into service. During the second quarter of 2006, we received an annual royalty payment for 2006 in the amount of $150,000. We recorded revenue during the second quarter related to the first six months of 2006. We will recognize the remainder of the payment over the rest of 2006.

Revenue for the six months ended June 30, 2006 was $11.7 million compared to $853,000 during the six months ended June 30, 2005. The changes are as follows:

•	The majority of the increase in our Mining segment is due to our acquisition of Buckeye, which resulted in revenue of $11.3 million or $57.67 sales realization per ton sold.

•
The majority of the offsetting decrease is attributed to the recognition of revenue of $768,000 on the $7.5 million up-front fee received in December 2004 from Cook Inlet Coal LLC in our Plant and Licensing segment. To date we have completed all of our contractual deliverables for the licensing fee and are waiting for Cook Inlet Coal to provide specific site information before the next phase of revenue recognition can commence.

General and Administrative

The following table summarizes our general and administrative costs for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Non-cash, share-based compensation	$2,627	$283	$4,715	$1,148
Employee-related costs	1,490	885	2,697	1,795
Professional fees	1,148	1,008	2,308	2,339
Travel costs	221	228	448	382
Office expense	321	111	486	179
Insurance	265	98	407	186
Other	289	104	449	240
Total general and administrative	$6,361	$2,717	$11,510	$6,269

Non-cash, share-based compensation expenses were $2.6 million and $4.7 million for the three months and six months ended June 30, 2006, respectively. The expenses relate to (i) unvested stock options outstanding, (ii) restricted stock grants, and (iii) the discount and the fair value calculation for the “look back” provision for employee stock purchases under our ESPP. The increase in non-cash, share based compensation was in direct correlation of the adoption of SFAS 123(R) as of January 1, 2006. See Note (2) - Significant Accounting Policies for further discussion.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training. Employee-related costs for the second quarter of 2006 were $1.5 million as compared to $885,000 for the same period in 2005. Employee-related costs for the six months ended June 30, 2006 were $2.7 million as compared to $1.8 million for same period in 2005. The increases were primarily related to an increase in salaries and related burdens as we hired more employees at our corporate and plant offices and from the acquisitions of Buckeye and MR&E.

Office expense includes office rent, office supplies, phone, utilities, publications and subscriptions. Office expense for the second quarter ended 2006 was $321,000 compared to $111,000 for the same period ended in the prior year. Office expense for the six months ended June 30, 2006 was $486,000 as compared to $179,000 for same period in 2005. In June 2005, we expanded our office space and incurred increases in rent and utilities.

Insurance primarily includes costs related to our property and commercial liability and other insurance. Insurance expense for the second quarter 2006 was $265,000 compared to $98,000 for the second quarter 2005. Insurance for the six months ended June 30, 2006 was $407,000 as compared to $186,000 for six months ended June 30, 2005. The increase can be attributed to an overall increase in property and commercial liability premiums for our Fort Union plant and our Buckeye operations.

Coal Mining Operating Expenses

Our coal mining operating expenses include all costs associated with the mining of saleable coal at our Buckeye mines in Ohio for the three months ended June 30, 2006 and our Gillette mine site for the three and six months ended June 30, 2006. Also included in coal mining expense are costs relating to our coal ash disposal facility in Ohio for the three months ended June 30, 2006.

SFAS No. 141 requires under purchase price accounting that finished goods inventory be valued at estimated selling prices less a reasonable profit allowance for the selling effort and that raw materials be valued at current replacement costs. We determined that the book value for Buckeye’s raw material inventory was equal to current replacement cost. For finished goods, we increased the inventory to fair value from a book value of $1.7 million to a fair value of $2 million, for a total increase of $364,000. As a direct result of this purchase price adjustment, the sales of Buckeye’s inventory resulted in a 3% decrease in gross margin in our mining operation for the three months ended June 30, 2006.

Coal mining operating expenses

Coal mining operating expenses were $9.6 million and $235,000 for the second quarter ended 2006 and 2005, respectively. Coal mining operating expenses were $10.0 million and $334,000 for the six months ended June 30, 2006 and 2005, respectively. Coal mining operating expenses include employee related costs, outside contracted mining for our underground mines, internal and external coal transportations costs, blasting, drilling, heavy equipment costs, purchased coal and other mining related costs.

Ash disposal

Ash disposal expenses were $995,000 for the quarter and six months ended June 30, 2006. Ash disposal expenses include employee-related costs, consulting, repairs and maintaining culverts and drainage ponds, transportation, heavy equipment costs and other costs associated with the ash disposal facility.

Plant start-up costs

Plant start-up costs are costs associated with the start-up of our Fort Union plant. As we are in the start-up phase, we have no revenue to offset these costs. Plant start-up costs were $4.6 million and $630,000 for the second quarter ended 2006 and 2005, respectively. Plant start-up costs were $6.0 million and $752,000 for the six months ended June 30, 2006 and 2005, respectively. Plant start-up costs include raw materials, transportation, out-sourced engineering and technical support, fluid processing, bi-products and water disposal, employee-related and other costs required during our start-up phase. Although, we do not expect all these costs to decrease, we expect costs such as out-sourced engineering and technical support, raw material, transportation, and fluid processing costs to decrease as we achieve steady ongoing production.

Research and Development

Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional engineering fees. Research and development costs were $460,000 and $469,000 for the quarter ended 2006 and 2005, respectively. Research and development costs were $818,000 and $598,000 for the six months ended June 30, 2006 and 2005, respectively. The majority of the increase for the six months ended can be attributed to increase testing of K-Fuel product using our proprietary technology at our Fort Union plant.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization are comprised of depreciation on our property and equipment, depletion based on tons mined at our mine sites and amortization related to our patents. Depreciation, depletion and amortization expenses were $1.7 million for the second quarter ended 2006 compared to $158,000 during the same period ended 2005. Depreciation, depletion and amortization expenses were $1.9 million for the six months ended June 30, 2006 compared to $354,000 during the same period ended 2005. The increases are primarily attributable to the acquisition of Buckeye and the related depreciation and depletion of $1.3 million on our mine sites and property and equipment. Our Fort Union plant was not placed into service for continuous commercial operations as of June 30, 2006, as we were in the process of completing our start-up phase. We anticipate placing our Fort Union plant into service during the third quarter of 2006, and as a direct result, we expect depreciation expense to increase.

Amortization of our patents was $78,000 and $27,000 for the second quarter ended 2006 and 2005, respectively. Amortization expense was $109,000 and $61,000 for the six months ended June 30, 2006 and 2005, respectively.

Cost of Licensing and Consulting Revenue

Cost of licensing and consulting revenue primarily includes costs to transfer our technology to licensees, deferred royalty costs, salaries and wages of certain personnel and professional fees. Cost of licensing and consulting revenue was $14,000 and $39,000 in the second quarter 2006 and 2005, respectively. Cost of licensing and consulting revenue was $74,000 and $351,000 for the six months ended 2006 and 2005, respectively.

Other Income Expense

Interest income, net

During the six months ended June 30, 2006 interest income was $1.6 million as compared to $533,000 for the same period ended 2005. The increase is attributed to interest earned on our cash balance, which was significantly higher compared to the same period in 2005, primarily as a result of our public stock offering in February of 2006.

Other income expense, net

During the second quarter 2006, other income was $1.1 million as compared to $2,000 for the same period ended 2005. On November 26, 2003, we completed an equity exchange transaction with Rio Tinto Energy America Services Company (“RTEA”), formerly Kennecott Energy Company, as further described in our Annual Report filed on Form 10-K. As a part of the exchange transaction, an intercompany working capital loan from KFx to Pegasus Technologies Inc. with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction. On May 16, 2006, RTEA entered into a transaction involving its investment in Pegasus. Pursuant to the terms of the agreement entered into between us and RTEA dated November 7, 2003, which triggered the earn-out provision, we received a payment of $1.1 million from Pegasus as a payment in full satisfaction of the $9.4 million obligation. This transaction had no effect on our note receivable from Pegasus with an outstanding balance of $308,000, net of allowance of $1.2 million, which is included in our condensed consolidated balance sheet. We have been and expect to continue to receive payments on this note.

Liquidity and Capital Resources

In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used part of the proceeds from this offering to fund the acquisition of Buckeye and plan on using the remaining funds for new plant facility construction costs, completion of our Fort Union plant and general corporate purposes. We believe our cash level is sufficient to support our operations for the next year, complete our Fort Union plant and mine site projects, and start preliminary site investigation, design, obtain permits and similar long-lead-time activities related to other large-scale commercial plants or K-Direct plants located on site at coal-fired power generating and industrial facilities.

Our cash will primarily be used to fund operations and for capital expenditures. Our capital budget for 2006 is $102 million, including remaining expenditures related to our Fort Union plant. We purchased the first of three 700,000 pound per hour boiler islands to be used in future K-Fuel plants, with the option to purchase two more. The fixed price for this first boiler island is $76 million. The capital expenditure associated with this boiler will be spread over several years. We have spent $24.9 million during the six months ended June 30, 2006, leaving a remaining capital budget of $77.1 million.

We believe we will need to obtain additional funding in order to construct large-scale commercial plants and K-Direct plants. We plan to seek additional capital from time to time as needed through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures, and (4) fees from additional licensing of our K-Fuel technology. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

Cash Used in Operating Activities

Cash used in operating activities was $9.3 million and $6.7 million for the six months ended June 30, 2006 and 2005, respectively. The majority of the cash used in operating activities for the six months ended June 30, 2006 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.

The most significant adjustments to net loss to arrive at cash used in operating activities for the six months ended June 30, 2006 were non-cash expense related to the adoption of SFAS 123R resulting in a $4.7 million charge and depreciation, depletion and amortization of $1.9 million, primarily from the acquisition of Buckeye.

The most significant adjustments to net loss for the six months ended June 30, 2005 were non-cash expense related to the issuance of warrants and options to employees, directors and consultants of $1.6 million and changes in operating assets and liabilities of $1.9 million.

Cash Used in Investing Activities

Cash used in investing activities was $65.8 million and $14.5 million for the six months ended June 30, 2006 and 2005, respectively.

The majority of the uses of cash relate to the following:

•	We spent $22.2 million and $13.7 million on our Fort Union plant and other construction in progress projects for the six months ended June 30, 2006 and 2005, respectively.

•	We had capital expenditures related to other purchases of property and equipment of $1.6 million and $351,000 for the six months ended 2006 and 2005, respectively.

•	We paid $36.9 million, in consummating the Buckeye acquisition in the six months ended June 30, 2006.

•	We purchased $7.0 million of marketable securities and received proceeds from maturities of $3.0 million in the six months ended June 30, 2006.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2006 was $164.8 million compared to $3.9 million for the six months ended June 30, 2005, an increase of $160.9 million. The increase is attributable to the $144.6 million of cash received from our public offering in February 2006 and $20.2 million of cash proceeds from the exercise of warrants and options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to risks inherent in operations, we are exposed to market risks. We are exposed to market price risk in the normal course of selling coal. We use significant quantities of diesel fuel in our mining operations and are also exposed to risk in the market price for diesel fuel. Additionally, since our boiler at our Fort Union plant uses natural gas in the K-Fuel process, we are exposed to the risk in market price for natural gas.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to the quarter ended March 31, 2006, we discovered a deficiency in our internal controls relating to the reporting of accrued liabilities.  The deficiency related to the improper exclusion of certain liabilities in our financial statements as of March 31, 2006, for which we had incurred the obligation to pay.  These financial statements were filed with the SEC.  The improper exclusion of certain liabilities was detected by management during its review of the May 2006 internal financial statement information.  We communicated this error to our audit committee and our independent registered public accountants. Management determined that the reporting error did not result in a material misstatement in our financial statements and, therefore, will not result in a restatement of our first quarter results. However, we determined that the incorrect accounting constituted a material weakness in our internal controls over financial reporting as of March 31, 2006.  To remediate this material weakness, we performed and implemented the following:

•	Hired an experienced Corporate Controller and an experienced Accounts Payable Manager;

•	Established procedures whereby we identify key employees and make inquiries of such employees regarding whether any unrecorded accruals exist as of the end of the accounting period; and

•	Implemented new quarterly review procedures relating to the accrual process, including reviewing all invoices received subsequent to month-end to ensure all billed amounts are properly accrued.

We believe that the procedures implemented above fully and effectively remediated the deficiency described above in our internal controls over financial reporting and that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Our management believes that these additional procedures, together with those existing before, when appropriately applied, are effective to identify errors of this nature.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected our internal controls over financial reporting.  In addition, other than described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

On April 3, 2006, we completed the acquisition of Buckeye, which represents a material acquisition for us. Our condensed consolidated financial statements as of June 30, 2006 include the Buckeye operations. In recording the Buckeye acquisition, we followed our normal accounting procedures and internal controls. Our management also reviewed the three months of operations of Buckeye that are included in our financial statements for the second quarter of 2006. In addition, we solicited disclosure information from former Buckeye (now KFx) employees using our Section 302 procedures regarding the current business environment in which Buckeye operates. We are continuing to integrate our internal controls into the Buckeye operations and it is contemplated that this effort will continue during the remainder of 2006. In accordance with SEC guidance, we have not completed our evaluation of the internal controls of Buckeye and, as a result, our conclusion regarding the effectiveness of our internal control over financial reporting does not extend to the internal controls of Buckeye, whose financial statements constitute 2 percent of net loss, 17 percent of total assets and 97 percent of revenues.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as provided below, we are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties are subject.

On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Ultramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement to Pegasus Technologies, Ltd. which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  A settlement has been reached to resolve the dispute.  We did not incur any of the settlement costs.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With the acquisition of Buckeye we are subject to the additional risks set forth below.

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves .

The results of operations in our mining segment are substantially dependent upon the prices we receive for our coal. The prices we receive for coal depend upon factors beyond our control, including:

•	the supply of and demand for domestic and foreign coal;

•	the demand for electricity;

•	the proximity to, capacity of, and cost of transportation facilities;

•	air emission standards for coal-fired power plants;

•	regulatory, administrative, and judicial decisions; and

•	the effect of worldwide energy conservation measures.

Declines in the prices we receive for our coal could adversely affect our operating results and our ability to generate the cash flows we require to improve our productivity and invest in our operations.

Our coal mining production and delivery is subject to conditions and events beyond our control, which could result in higher operating expenses and/or decreased production and sales and adversely affect our operating results.

Our coal mining operations are conducted in underground mines and at surface mines. The level of our production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that we may experience are:

•	delays and difficulties in acquiring, maintaining or renewing necessary permits for mining or surface rights;

•	changes or variations in geologic conditions, such as the seam thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;

•	mining and processing equipment failures and unexpected maintenance problems;

•	limited availability of mining and processing equipment and parts from suppliers;

•	interruptions due to transportation availability and delays;

•	adverse weather and natural disasters, such as heavy rains and flooding;

•	accidental mine water discharges;

•	the unavailability of qualified labor; and

•	unexpected mine safety accidents, including fires and explosions.

If any of these conditions or events occur in the future at any of our mines or affect deliveries of our coal to customers, they may increase our cost of mining and delay or halt production at particular mines or sales to our customers either permanently or for varying lengths of time, which could adversely affect our operating results.

Fluctuations in transportation costs and the availability or reliability of transportation could affect the demand for our coal or temporarily impair our ability to supply coal to our customers.

Transportation costs represent a significant portion of the total cost of coal for our customers. Increases in transportation costs could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources. On the other hand, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country.

We depend upon railroads, trucks and barges to deliver coal to our customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair our ability to supply coal to our customers, resulting in decreased shipments. In some cases, this delay will affect the timing of our recognition of revenue from these sales. Decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and profitability.

Our business will be adversely affected if we are unable to develop or acquire additional coal reserves that are economically recoverable.

Our profitability depends substantially on our ability to mine coal reserves possessing quality characteristics desired by our customers in a cost-effective manner. We have not yet applied for the permits required, or developed the mines necessary, to mine all of our reserves. Permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen. In addition, we may not be able to mine all of our reserves as profitably as we do at our current operations.

Because our reserves are depleted as we mine our coal, our future success and growth depend, in part, upon our ability to acquire additional coal reserves that are economically recoverable. If we are unable to replace or increase our coal reserves on acceptable terms, our production and revenues will decline as our reserves are depleted. Exhaustion of reserves at particular mines also may have an adverse effect on our operating results that is disproportionate to the percentage of overall production represented by such mines.

We face numerous uncertainties in estimating our recoverable coal reserves, and inaccuracies in our estimates could result in decreased profitability from lower than expected revenues or higher than expected costs.

Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our estimates of reserve information on engineering, economic and geological data assembled and analyzed by our internal engineers and periodically reviewed by third-party consultants. There are numerous uncertainties inherent in estimating the quantities and qualities of recoverable reserves and costs to mine, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:

•	future coal prices, operating costs, capital expenditures, severance and excise taxes, royalties and development and reclamation costs;

•	future mining technology improvements;

•	the effects of regulation by governmental agencies; and

•
geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas we currently mine. As a result, actual coal tonnage recovered from identified reserve areas or properties, and costs associated with our mining operations, may vary from estimates.

Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.

We may be unable to obtain and renew permits or leases necessary for our operations, which would reduce our production, cash flow and profitability.

We must obtain numerous permits that impose strict regulations on various environmental and safety matters in connection with coal mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or even impossible, thereby precluding continuing or future mining operations. Private individuals and the public have certain rights to comment upon, submit objections to, and otherwise engage in the permitting process, including through court intervention. Accordingly, the permits we need may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to conduct our mining operations. An inability to conduct our mining operations pursuant to applicable permits would reduce our production, cash flow, and profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2006, we acquired Buckeye by purchasing all of the outstanding common stock of Buckeye pursuant to the Share Purchase Agreement, dated March 6, 2006, and the First Amendment to the Share Purchase Agreement, dated April 3, 2006, by and between KFx Inc., New Meadville Forging, Inc. and the Keller Group, Inc. A portion of the consideration paid in the acquisition consisted of 118,821 shares of our common stock in a private placement in reliance of section 4 (2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 13, 2006 for the principal purpose of (a) electing four directors; (b) approving an amendment to our Restated Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 120 million to 280 million; (c) ratifying Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2006; and (d) approving our 2005 Employee Stock Purchase Plan.

The following votes were cast by the stockholders with respect to the election of directors named in our proxy statement:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
Manuel H. Johnson	66,651,619	1,812	1,738,629
John V. Lovoi	66,649,727	3,704	1,738,629
W. Grady Rosier	66,648,390	5,041	1,738,629
James R. Schlesinger	66,433,774	219,657	1,738,629

In addition to the directors listed above, directors who are continuing in their term of office are: Stanford M. Adelstein, Robert J. Clark, Robert S. Kaplan, Jack C. Pester, James S. Pignatelli, Mark S. Sexton, Richard S. Spencer, III and Theodore Venners.

The following votes were cast by the stockholders with respect to the approval to amend our Restated Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue from 120 million to 280 million:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Amendment to Restated Certificate of Incorporation	63,631,513	4,090,726	669,821

The following votes were cast by the stockholders with respect to the ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2006:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Deloitte & Touche LLP	68,333,170	28,324	30,566

The following votes were cast by the stockholders with respect to the approval of our 2005 Employee Stock Purchase Plan:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
2005 Employee Stock Purchase Plan	49,273,901	1,231,637	55,936

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.4*	Certificate of Amendment to Restated Certificate of Incorporation of KFx Inc.
10.79*	Marketing, Distribution and Transportation Logistics Service Agreement with DTE Coal Services, Inc. dated June 6, 2006.
10.80*	Amendment to Master Agreement between KFx Plant II, LLC and Arch Coal, Inc.
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFX INC.

Date: August 3, 2006	By: /s/ MARK S. SEXTON
Mark S. Sexton Chief Executive Officer

Date: August 3, 2006	By: /s/ DIANA L. KUBIK
Diana L. Kubik Vice President and Chief Financial Officer