Form 10-Q
period 2006-09-30
EVERGREEN ENERGY INC
filed 2006-11-01
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-14176

KFX INC.
d/b/a EVERGREEN ENERGY INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 27, 2006, there were 82,032,241 shares of the registrant’s common stock, $.001 par value, outstanding.

KFx Inc.
d/b/a EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KFx Inc.
d/b/a EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
	(in thousands)

Assets
Current:
Cash and cash equivalents	$99,111	$28,793
Marketable securities	4,000	—
Accounts receivable	5,040	—
Inventory	2,707	64
Prepaid and other current assets	2,252	900
Total current assets	113,110	29,757
Property, plant and equipment, net of accumulated depreciation	106,138	4,679
Mineral rights and mine development, net of accumulated depletion	22,175	—
Construction in progress	13,386	71,612
Restricted cash	4,976	5,198
Patents, net of accumulated amortization	1,082	1,123
Deferred royalty cost, less current portion	1,448	1,461
Other assets	293	342
	$262,608	$114,172

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,745	$1,303
Accrued liabilities	7,267	8,365
Other current liabilities	218	179
Total current liabilities	12,230	9,847
Deferred revenue, less current portion	6,737	6,751
Asset retirement obligations	5,556	3,558
Other liabilities, less current portion	275	375
Total liabilities	24,798	20,531

Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 82,019 and 68,143 shares issued and outstanding, respectively	82	68
Additional paid-in capital	422,728	245,443
Accumulated deficit	(185,000)	(151,870)
Total stockholders’ equity	237,810	93,641

	$262,608	$114,172

See accompanying notes to the condensed consolidated financial statements.

KFx Inc. d/b/a EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$11,849	$—	$23,262	$—
Licensing	42	5	277	782
K-Fuel refined coal	192	—	192	—
Consulting and other	14	95	50	171
Total operating revenue	12,097	100	23,781	953

Operating expenses:
General and administrative	8,195	2,938	19,528	9,197
Coal mining operating costs	10,841	—	20,713	—
Plant start-up costs	9,956	458	17,173	1,543
Depreciation, depletion and amortization	1,735	188	3,613	542
Research and development	262	549	1,091	1,154
Cost of licensing and consulting revenue	15	71	100	422
Bad debt	—	1,255	—	1,255
Total operating expenses	31,004	5,459	62,218	14,113

Operating loss	(18,907)	(5,359)	(38,437)	(13,160)

Other income (expense):
Other income (expense), net	4	1	1,082	(16)
Interest income, net	1,540	502	4,225	1,451
Total other income	1,544	503	5,307	1,435

Net loss	$(17,363)	$(4,856)	$(33,130)	$(11,725)

Basic and diluted net loss per common share	$(0.22)	$(0.07)	$(0.43)	$(0.18)
Weighted-average common shares outstanding	79,582	66,397	76,917	65,767

See accompanying notes to the condensed consolidated financial statements.

KFx Inc. d/b/a EVERGREEN ENERGY INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
	(in thousands)

Balance at January 1, 2006	68,143	$68	$245,443	$(151,870)	$93,641
Common stock issued on exercise of options and warrants	3,587	4	21,918	—	21,922
Common stock issued in public offering, net of offering costs	8,050	8	144,551	—	144,559
Restricted stock issued to escrow agent (related to certain executives)	2,000	2	—	—	2
Common stock issued related to acquisition	119	—	2,194	—	2,194
Warrant extension	—	—	1,269	—	1,269
Share-based compensation expense related to employees and consultants	120	—	7,353	—	7,353
Net loss	—	—	—	(33,130)	(33,130)
Balance at September 30, 2006	82,019	$82	$422,728	$(185,000)	$273,810

See accompanying notes to the condensed consolidated financial statements.

KFx Inc.
d/b/a EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(33,130)	$(11,725)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	8,622	2,509
Depreciation, depletion and amortization	3,613	542
Bad debt	—	1,255
Asset retirement obligation accretion	159	104
Other	(55)	72
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(391)	—
Accounts receivable from related party	—	750
Inventory	(506)	—
Prepaid expenses and other assets	(589)	(233)
Deferred revenue and other current obligations	25	(702)
Accounts payable and accrued expenses	2,583	(856)
Cash used in operating activities	(19,669)	(8,284)

Investing activities:
Purchases of construction in progress	(32,182)	(30,419)
Purchases of property, plant and equipment	(2,493)	(703)
Purchase of marketable securities	(7,974)	—
Proceeds of marketable securities	3,974	—
Purchases of mineral rights and development	(1,026)	—
Cash paid for acquisition, net of cash received	(36,913)	(574)
Restricted cash	222	—
Other	(46)	310
Cash used in investing activities	(76,438)	(31,386)

Financing Activities:
Proceeds from exercise of options and warrants	21,922	7,167
Proceeds from issuance of common stock, net of offering costs	144,559	—
Payments on capital leases and note payable	(56)	(209)
Cash provided by financing activities	166,425	6,958

Increase (decrease) in cash and cash equivalents	70,318	(32,712)
Cash and cash equivalents, beginning of period	28,793	79,381
Cash and cash equivalents, end of period	$99,111	$46,669

See accompanying notes to the condensed consolidated financial statements.

KFx Inc.
d/b/a EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Unless the context requires otherwise, the terms “Evergreen,” “we,” “our,” and “us” refer to KFx Inc. d/b/a EVERGREEN ENERGY INC. and its subsidiaries. All references to K-Fuel, K-Fuel™ and K-Fuel Plus™ refer to our patented process and technology, which are owned by KFx Inc. d/b/a EVERGREEN ENERGY INC.

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

On September 26, 2006, in keeping with our strategy to use technology to create cleaner coal for generating power, we began doing business as Evergreen Energy Inc. The primary reason for the name change is to reflect the changes in our business and management. The new name of Evergreen Energy Inc. captures our key attributes, namely our commitment to delivering clean energy and our strategy to vertically integrate our operations. Our new management has successfully executed the vertical integration business model in the past, and believes that this is the best way to build a modern-day environmentally responsible energy production company. We have progressed from technical development to commercial production. The level of customer interest in the market place confirms that K-Fuel Refined Coal is a compelling solution for the coal industry’s supply and emission constraints. Supplies of affordable coal are tightening, emissions standards are strengthening, and public support for clean energy is building. As we execute our growth strategy, we believe in controlling our own destiny. We are vertically integrated, from coal reserves in the ground, to our refining plant, to distribution agreements with coal transporters, to our marketing and distribution team.

On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Company for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye’s primary business is to mine, process, blend and sell high quality coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. The acquisition of Buckeye continues our strategy to transition from an energy technology company into an energy production company.

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

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows as of September 30, 2006 and for all periods presented. We have made certain reclassifications to prior period balances to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005. The condensed consolidated results of operations for the three and nine months and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results or cash flows expected for the full year.

(2)   Significant Accounting Policies

Stock-based compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards to non-employee directors and employees including employee stock options, employee restricted stock grants and employee stock purchases related to the employee stock purchase plan (“ESPP”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R); we have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Share-based compensation expense recognized under SFAS 123(R) for the three months and nine months ended September 30, 2006 was $2.6 million and $7.4 million, respectively, which related to (i) unvested stock options outstanding, (ii) restricted stock grants outstanding, (iii) stock options granted after adoption, (iv) restricted stock granted after adoption and (v) the discount and the fair value calculation for our “look back” provision for employee stock purchases under our ESPP. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods, including the three and nine months ended September 30, 2005, have not been restated to reflect the impact of SFAS 123(R).

Under the guidance of SFAS 123(R) we are required to estimate the fair value of share-based payment awards on the grant-date. We use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant for outstanding grants. The fair value is recognized as expense and additional paid-in capital over the requisite service periods, which is usually the vesting period, if applicable, in our condensed consolidated financial statements. At the time restricted stock grants vest, all expense related to the shares will have already been recognized and the shares will be issued.  The timing difference in recognition of expense and issuance of shares is reflected in our Condensed Consolidated Statement of Stockholders’ Equity. Prior to the adoption of SFAS 123(R), we accounted for share-based payment awards in accordance with APB 25, which generally provided that no compensation expense was recorded in connection with the granting of employee and non-employee directors stock options if the options were granted at prices at least equal to the fair value of the common stock at date of grant. Stock options granted to employees and non-employee directors were measured using the Black-Scholes option pricing model and reflected in our pro-forma disclosures pursuant to SFAS 123. Stock options and other share-based payments granted to non-employees were accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Accordingly, stock options granted to non-employees were measured using the Black Scholes option pricing model and reflected in the condensed consolidated financial statements under guidance of SFAS 123 over the expected service period.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS 123(R) also requires us to estimate forfeitures at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The majority of option grants outstanding as of December 31, 2005 were to executives, consultants and to our Chief Technology Officer (“CTO”). We have estimated the forfeiture rate on each of these groups based upon historical data. We granted restricted stock awards to non-executive employees during the nine months ended September 30, 2006. We have based the forfeiture rate for this stratification on the historical data of the executive stratification, as we have no historical data for non-executive employees. Lastly, during the fourth quarter of 2005, we granted restricted stock awards to our Chief Executive Officer (“CEO”), CTO and to our Executive Vice President and Chief Operating Officer (“COO”), which contain accelerated vesting provisions. Our best estimate of forfeitures for these grants is that they all will vest and, as a result, we have not reduced our expense by estimated forfeitures. In prior periods, our pro-forma disclosure under SFAS 123 did not include an estimate of forfeitures and, instead, accounted for forfeitures as they occurred.

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

The following table reflects our recorded share-based compensation for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands, except per share amounts)

Share-based compensation expense included in reported net loss	$2,638	$7,353
Earnings per share effect of share-based compensation expense	$(0.03)	$(0.10)

The following table reflects the effect on net loss and basic and diluted net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)

Net loss, as reported	$(4,856)	$(11,725)
Less: Share-based employee compensation expense included in reported net loss	807	1,955
Total share-based employee compensation expense determined under a fair value based method	(1,639)	(9,413)
Pro forma net loss	(5,688)	(19,183)
Basic and diluted net loss per share, as reported	$(0.07)	$(0.18)
Pro forma basic and diluted net loss per share	$(0.09)	$(0.29)

For pro forma calculations, the fair value of each stock option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Weighted-average:
Risk free interest rate	4.18%	3.72%
Expected option life (years)	7.0	4.8
Expected volatility	69.83%	67.09%
Expected dividends	None	None

Arch Warrant Extension. During 2005, we entered into two agreements with Arch Coal, Inc. which (i) allowed us to evaluate the potential of constructing and operating a plant at their Coal Creek mine site and (ii) required us to issue warrants. We extended these agreements to allow additional time for the evaluation of the project, including the under lying agreements. In connection with the extension, the expiration date of the warrants was also extended and, pursuant to SFAS 123R, we were required to recognize an additional $1.3 million of non-cash expense for the three and nine months ended September 30, 2006. The expense was estimated using a Black-Scholes option pricing model using an expected life of four months, a dividend yield of zero, expected volatility of 55% and a risk free interest rate of 5.22%.

Based on discussions with Arch Coal, we mutually agreed not to further extend these agreements. The first agreement expired on September 30, 2006 and the warrant agreement expired on October 31, 2006. As market conditions and other circumstances change we may enter into new agreements with Arch Coal.

Net loss per common share. Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency. During the fourth quarter of 2005, we granted 2 million shares of restricted stock to our CEO, CTO and COO, which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement. Such shares were transferred to an escrow agent during the first quarter of 2006. As a result of the transfer, such shares are reflected as outstanding in the Condensed Consolidated Financial Statements. However, as the vesting criteria have not yet been attained, they are excluded from the net loss per share calculations due to the contingent status of the shares.

The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss. Our total incremental potential common shares outstanding as of September 30, 2006 and 2005 were 19.2 million and 18.7 million, respectively, and are comprised of outstanding stock options, restricted stock grants and warrants to purchase our common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

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

Mineral Rights and Mine Development. A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized pre-mining costs, are capitalized and depleted to operations using the units-of-production method based on tons produced utilizing only proven and recoverable reserves in the depletion base and are assumed to have no residual value. Pre-mining costs include drilling, permitting, county and state filing fees and the initial overburden removal. The leases have primary terms ranging from 3 to 10 years and substantially all of the leases contain provisions that allow for automatic extension once mining commences and for as long as some mining activity continues. Also, included in mineral rights are the costs to establish the related asset retirement obligations.

Inventory. Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market. Our standard practice is to value coal based on the average cost method by the applicable type of coal.

Health Care Costs. We are self-insured, subject to a stop-loss policy, for individuals and all participants as a group, for our employee’s health care costs. The liability for outstanding medical costs has been estimated based on historical claims and is included in accrued liabilities in our condensed consolidated balance sheet.

Mining Revenue Recognition. Our mining segment recognizes revenue from coal sales at the time risk of loss passes to the customer, either at our shipping point or upon delivery, depending on contractual terms. When sales include delivery to the customer, transportation costs are billed by us to our customers. We had $2.1million and $4.1 million of transportation costs included in cost of sales and $2.1million and $4.1of revenue included in coal sales for the three and nine months ended September 30, 2006, respectively. Ash disposal revenue is recognized when coal combustion bi-products are received at our ash disposal facility.

K-Fuel Refined Coal Revenue Recognition. We recognize revenue from K-Fuel refined coal sales at the time risk of loss passes to the customer, either at our shipping point or upon delivery, depending on contractual terms.

Brokered Coal. We act as an agent in certain transactions involving the brokering of coal produced by others. As we generally do not take title to the coal or bear the risk of loss, we have recognized the net amount of profit related to the transactions in our condensed consolidated statements of operations in mining revenue.

Exploration Costs. Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract coal and the permitting process has been initiated, the costs incurred to further delineate and develop the mine are considered premining costs and are included in construction in progress in our condensed consolidated balance sheets.

Estimates. The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. In addition to those estimates disclosed in our Annual Report filed on Form 10-K, we believe that the significant estimates, assumptions and judgments when accounting for items and matters such as mineral rights, reserves, self insured health care costs, depletion and fair value of acquired assets, are reasonable based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Recent Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. We believe upon adoption that FIN 48 will not have a material effect on our financial position or results of operations.

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. Since adoption, SFAS No. 154 has not had a material effect on our financial position or results of operations.

On March 30, 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the EITF, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. The guidance in this EITF consensus is effective for fiscal years beginning after December 15, 2005, for which the cumulative effect of adoption should be recognized as an adjustment to the beginning balance of retained earnings during the period. Our historical accounting practices are consistent with EITF Issue No. 04-06; therefore this pronouncement did not affect the results of operations or financial condition for our Gillette mine and did not result in a cumulative effect adjustment upon adoption because this mine was not in the production phase until April 2006.

(3)   Follow-on Stock Offering

In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used part of the proceeds from this offering to fund the acquisition of Buckeye and the completion of our Fort Union plant. We plan on using the remaining funds for new plant facility construction costs and general corporate purposes.

(4)   Buckeye Acquisition

On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at approximately $2.2 million. We incurred approximately $1.0 million in acquisition costs and reimbursed Buckeye’s former parent, The Keller Group (“Keller”), approximately $900,000 for cost incurred relating to capital projects. Buckeye’s primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end-users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year.  The acquisition of Buckeye continues our strategy to transition from an energy technology company into an energy production company. We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure and coal reserves. The expected benefits of the acquisition include operating cash flow and the addition of an experienced coal marketing and mining team. Their operations have been included in our condensed consolidated financial statements as of the effective purchase date of April 3, 2006.

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

Cash	$—
Accounts receivable	4,649
Inventory	2,138
Other current and long-term assets	743
Property, plant and equipment	7,812
Ash disposal facility	7,557
Mineral rights and mine development	20,720
Construction in progress	1,442
Total assets acquired	45,061

Less: Current liabilities assumed	4,182
Asset retirement obligations	1,772

Net purchase price	$39,107

Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except for per share amounts)

Revenue	$12,097	$14,612	$36,837	$39,724
Net Loss	$(17,363)	$(4,132)	$(32,887)	$(10,077)
Basic and diluted loss per share	$(0.22)	$(0.06)	$(0.43)	$(0.15)

These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of January 1, 2005, nor are they necessarily indicative of the results of future operations.

(5)   Inventory

Inventory consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)

Washed or prepared coal and raw coal	$2,521	$—
Spare parts and supplies	186	64
Total inventory	$2,707	$64

(6)   Construction in Progress, Mineral Rights and Mine Development and Property, Plant & Equipment

Construction in progress consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)

Fort Union plant and operating equipment	$—	$67,889
Future plant sites	8,752	2,410
Mine and site improvements	1,602	1,313
Mining equipment refurbishment	2,921	—
Other	111	—
Total construction in progress	$13,386	$71,612

Construction in progress is primarily comprised of costs associated with future plant sites, mine and site improvements and mining equipment refurbishments. Total construction in progress includes:

•	$2.3 million and $7.6 million of accounts payable and accrued liabilities as of September 30, 2006 and December 31, 2005, respectively; and

•	$726,000 of capital asset retirement costs as of December 31, 2005.

During the third quarter 2006, we placed our Fort Union plant into service and as a result moved $84.1 million of costs from construction in progress to property, plant and equipment. We are depreciating all plant assets on a units-of-production method, based on actual tonnage processed through the plant.

We entered the production phase at our Gillette mine site and mined and sold raw coal in the second quarter of 2006. As we have entered the production phase, we have placed a portion of our Gillette mine site into service and are depleting the mine site using the units-of-production method based on tonnage mined. A portion of our Gillette mine site was moved from mine and site improvements in construction in progress to mineral rights and mine development in our condensed consolidated balance sheet in the second quarter of 2006. As we are incurring costs to continue developing a new site at our Gillette mine, we are capitalizing these new costs as mine and site improvements.

Property, plant and equipment includes:

•	$946,000 of accounts payable and accrued liabilities as of September 30, 2006, and

•	$747,000 of capitalized asset retirement cost as of September 30, 2006.

(7)   Long-Term Debt
In March 2005, we repaid the $170,000 unsecured promissory note, including accrued interest of $25,000. The note bore interest at 7% and was due upon demand.

(8)   Segments

With the acquisition of Buckeye, we have re-evaluated our segments and our segment presentation. Based upon this evaluation, we have identified three segments: our Plant and Licensing segment, Mining segment and Corporate segment. Our results of operations are evaluated and allocations of capital resources are based upon the operations of these segments. The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel technology and our mine site in Gillette, Wyoming. This segment includes revenue and direct costs related to the operation of our Ft. Union plant and related to our licensing agreements. The Mining segment represents revenues and costs related to the mining operations at our Buckeye location in Ohio. Additionally, the mining segment includes revenues and related cost of the ash disposal facility within our Buckeye operations. The Corporate segment is comprised of all other operations. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
	Plant and Licensing	Mining	Corporate	Total	Plant and Licensing	Mining	Corporate	Total
	(in thousands)

Operating revenues:
Mining	$—	$11,849	$—	$11,849	$—	$—	$—	$—
Licensing	42	—	—	42	5	—	—	5
K-Fuel	192	—	—	192
Consulting and other	—	—	14	14	—	—	95	95
Total operating revenue	234	11,849	14	12,097	5	—	95	100

Operating expenses:
General and administrative	—	—	8,195	8,195	—	—	2,938	2,938
Coal mining operating costs	—	10,841	—	10,841	—	—	—
Plant start-up costs	9,956	—	—	9,956	458	—	—	458
Cost of license and consulting revenue	14	—	1	15	1	—	70	71
Total segment operating expense	9,970	10,841	8,196	29,007	459	—	3,008	3,467

Segment operating (loss) income	$(9,736)	$1,008	$(8,182)	$(16,910)	$(454)	$—	$(2,913)	$(3,367)

Reconciliation to net (loss) :

Total Segment operating (loss)				$(16,910)				$(3,367)
Depreciation, depletion and amortization				(1,735)				(188)
Bad debt				—				(1,255)
Research and development				(262)				(549)
Other income (expense), net				1,544				503
Net (loss) income				$(17,363)				$(4,856)

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Plant and Licensing	Mining	Corporate	Total	Plant and Licensing	Mining	Corporate	Total
	(in thousands)

Operating revenues:
Mining	$—	$23,262	$—	$23,262	$—	$—	$—	$—
License	277	—	—	277	782	—	—	782
K-Fuel	192	—	—	192
Consulting and other	—	—	50	50	—	—	171	171
Total operating revenue	469	23,262	50	23,781	782	—	171	953

Operating expenses:
General and administrative	—	—	19,528	19,528	—	—	9,197	9,197
Coal mining operating expense	—	20,713	—	20,713	—	—	—	—
Plant start-up costs	17,173	—	—	17,173	1,543	—	—	1,543
Cost of license and consulting revenue	89	—	11	100	327	—	95	422
Total operating expense	17,262	20,713	19,539	57,514	1,870	—	9,292	11,162

Segment operating (loss) income	$(16,793)	$2,549	$(19,489)	$(33,733)	$(1,088)	$—	$(9,121)	$(10,209)

Total assets	$94,081	$46,584	$121,943	$262,608	$59,606	$—	$54,035	$113,641

Reconciliation to net (loss)

Total segment operating (loss) Income				$(33,733)				$(10,209)
Depreciation, depletion and amortization				(3,613)				(542)
Bad debt				—				(1,255)
Research and development				(1,091)				(1,154)
Other income (expense), net				5,307				1,435
Net (loss) income				$(33,130)				$(11,725)

(9)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology. Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap. Through September 30, 2006, we made royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the amount payable under the cap to $73.0 million. Mr. Theodore Venners, our CTO, is entitled to 50% of net distributable royalties disbursed from the Koppelman estate.

Consulting

We have consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, CTO. We entered into agreements with Venners & Company for the provision of these services at a fixed monthly fee plus certain performance bonuses. We expensed $77,000 for consulting fees for the three months ended

September 30, 2006 and 2005. We expensed $230,000 for consulting fees for the nine months ended September 30, 2006 and 2005.

(10)   Commitments and Contingencies

Litigation

Except as provided below, we are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties are subject.

On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Ultramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement to Pegasus Technologies, Ltd., which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  In May, 2006, a settlement was reached to resolve the dispute.  We did not incur any of the settlement costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “Evergreen,” “we,” “our,” and “us” refer to KFx Inc. d/b/a EVERGREEN ENERGY INC. and its subsidiaries. All references to K-Fuel, K-Fuel™ and K-Fuel Plus™ refer to our patented process and technology, which are owned by KFx Inc. d/b/a EVERGREEN ENERGY INC.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part II, Item 1A of this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2005 and the Consolidated Financial Statements contained therein. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We offer integrated energy, environmental and economic solutions for coal-fired power generating and industrial facilities in the United States and internationally. Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower-emission fuel. A co-benefit of the K-Fuel process is the removal of significant amounts of impurities, including mercury, and the reduction of emissions of sulfur dioxide, nitrogen oxides and carbon dioxide. Our acquisition of Buckeye Industrial Mining Company in the second quarter of 2006 will add value through access to their established markets, infrastructure, distribution system and coal reserves. The benefits of the acquisition include operating cash flow and the addition of an experienced coal marketing and mining team.

The following discussion is focused on the events that we believe have the most significant impact on our business.

•
We have completed construction and are in the start-up phase for our Fort Union K-Fuel plant and mine site project in Wyoming's Powder River Basin, which is our first commercial plant implementing the K-Fuel process.

•
In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million.

•	On April 3, 2006, we completed the acquisition of Buckeye, which continues our strategy to transition from an energy technology company into an energy production company.

•	On June 14, 2006, we entered into a long term Marketing, Distribution and Transportation Logistics Services Agreement with DTE Coal Services, Inc.

•	On June 28, 2006, we purchased the first of three 700,000 pound per hour Circulating Fluidized

Bed (“CFB”) boiler islands, with the option to purchase two more CFB’s. The fixed price for this first CFB boiler island is approximately $76 million. The capital expenditure associated with this boiler will be spread over several years.

•	On August 4, 2006, we shipped our first unit train of K-Fuel refined coal;

•
On September 21, 2006, we signed a Technical Services Agreement (“TSA”) with Bechtel Power Corporation for plant engineering, standardization and design optimization for our K-Fuel Refined Coal plants. The TSA provides for engineering services in the areas of architecture, civil/structural, mechanical, electrical, and controls, including subsystems engineering and design for our K-Fuel and K-Direct standard commercial plants.

•	On September 26, 2006, in keeping with our strategy to use technology to create cleaner coal for generating power, we began doing business as Evergreen Energy Inc.

•	On September 29, 2006, we listed our common stock on the NYSE Arca platform under the new ticker symbol “EEE.”

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant.  As a result, we had limited revenues and most of our cash expenditures prior to second quarter 2006 were related to general and administrative costs. In the future, we plan to construct, own and operate K-Fuel production facilities domestically, both wholly owned and with investors, as well as to license the K-Fuel process to third parties, primarily internationally.

We expect to incur additional costs associated with our Fort Union plant as we complete the transition from the start-up phase to continuous production. We expect start-up costs to continue through at least 2006, as we are modifying and improving our K-Fuel process. Once we reach a state of continuous production we expect start-up costs to decrease. Certain costs incurred during our construction phase and commissioning phase were capitalized. As we have transitioned to the start-up phase these costs are now expensed as incurred. See our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion related to our anticipated revenue and expense trends.

With the acquisition of Buckeye, we realized: (i) increases in our operating cash flow; (ii) increases in revenue from the sales of coal and the related costs; (iii) increases in revenues from our ash disposal operations and the related costs; and (iv) the addition of an experienced coal marketing team to assist in the marketing and sales our K-Fuel refined coal.

RESULTS OF OPERATIONS

With the acquisition of Buckeye, we have expanded our segments and our segment presentation. We have identified three segments: our Plant and Licensing segment, Mining segment and Corporate segment. Our results of operations are evaluated and allocations of capital resources are based upon the operation of these segments. The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel process and our mine site in Gillette, Wyoming. This segment includes revenue and direct costs related to the operation of our Ft. Union plant and to licensing agreements. The Mining segment represents revenues and costs related to our Mining operations at our Buckeye location in Ohio. Additionally, the mining segment includes revenues and related cost of our ash disposal facility. The Corporate segment is comprised of all other operations.

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

Revenues

Revenues for the third quarter of 2006 were $12.1 million compared to $100,000 in the third quarter 2005. Revenues for the nine months ended September 30, 2006 were $23.8 million compared to $953,000 for the nine months ended September 30, 2005. Substantially all of the increase was due to our acquisition of Buckeye, which resulted in revenue of $11.8 million in the quarter and $23.3 million for the six months ended September 30, 2006 (acquisition date of April 3, 2006), in our Mining segment. The remaining fluctuations are as follows:

•
Coal revenue includes mined raw and prepared coal sales within our Buckeye operations. Buckeye coal sales, including transportation costs charged to customers, were 188,300 tons or $53.78 sales realization per ton sold and 353,200 tons or $55.59 sales realization per ton sold for the quarter and six months ended September 30, 2006 (acquisition date of April 3, 2006), respectively.

•
Brokered coal sales net, include the revenues reduced by costs associated with the purchase of coal from other coal producers, which we ship directly to customers. We recognized $200,000 of net revenue for the quarter ended September 30, 2006, in our mining segment from brokered coal. We recognized $450,000 of net revenue for the six months ended September 30, 2006 (acquisition date of April 3, 2006), in our Mining segment from brokered coal.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio. Ash disposal revenues were $1.6 million and $3.1 million for the quarter and six months ended September 30, 2006 (acquisition date of April 3, 206), in our Mining segment.

•	During the third quarter and nine months ended September 30, 2006, we recognized $192,000 of revenue related to shipments of K-Fuel refined coal.

•
In 2000 we entered into a licensing and royalty agreement related to a previous version of our proprietary technology with a third party. During 2005, the equipment relating to the licensing agreement was placed into service. As a result of the equipment being placed into service we received a cash payment for 2005, in the first quarter 2006. We recognized $150,000 of royalty revenue for 2005 in the first quarter of 2006 in our licensing segment. During the second quarter of 2006, we received an annual royalty payment for 2006 in the amount of $150,000. We recorded revenue during the second quarter related to the first six months of 2006. We are recognizing the remainder of the payment over the second half of 2006.

•
We recognized revenue of $768,000 from the $7.5 million up-front licensing fee received in December 2004 from Cook Inlet Coal LLC in our Plant and Licensing segment for the nine months ended September 30, 2005. To date we have completed all of our contractual deliverables for the licensing fee and are waiting for Cook Inlet Coal to provide specific site information before the next phase of revenue recognition can commence.

General and Administrative

The following table summarizes our general and administrative costs for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)

Non-cash, share-based compensation	$2,638	$807	$7,353	$1,955
Employee-related costs	1,867	971	4,551	2,826
Non-cash, Arch warrant extension	1,269	—	1,269	—
Professional fees	1,042	679	3,320	2,989
Travel and office costs	555	402	1,411	962
Insurance and other	824	79	1,624	465
Total general and administrative	$8,195	$2,938	$19,528	$9,197

Non-cash, share-based compensation expenses were $2.6 million and $807,000 for the three months ended September 30, 2006 and 2005, respectively. Non-cash, share-based compensation expenses were $7.4 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively. The expenses relate to (i) unvested stock options outstanding, (ii) restricted stock grants, (iii) stock option grants, (iv) extension of options and grants and (v) the discount and the fair value calculation for the “look back” provision for employee stock purchases under our ESPP. The increase in non-cash, share-based compensation was in direct correlation with the adoption of SFAS 123(R) as of January 1, 2006. See Note (2) - Significant Accounting Policies for further discussion.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training. Employee-related costs for the third quarter of 2006 were $1.9 million as compared to $1.0 for the same period in 2005. Employee-related costs for the nine months ended September 30, 2006 were $4.6 million as compared to $2.8 million for same period in 2005. The increases for the quarter and nine months ended September 30, 2006, were primarily related to an increase in salaries and related burdens from the acquisition of Buckeye and as we continue to hire more employees at our corporate and plant offices.

During 2005, we entered into two agreements with Arch Coal, Inc. which (i) allowed us to evaluate the potential of constructing and operating a plant at their Coal Creek mine site and (ii) required us to issue warrants. We extended these agreements to allow additional time for the evaluation of the project, including the under lying agreements. In connection with the extension, the expiration date of the warrants was also extended and, pursuant to SFAS 123R, we were required to recognize an additional $1.3 million of non-cash expense for the three and nine months ended September 30, 2006.

Based on discussions with Arch Coal, we mutually agreed not to further extend these agreements. The first agreement expired on September 30, 2006 and the warrant agreement expired on October 31, 2006. As market conditions and other circumstances change we may enter into new agreements with Arch Coal.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs. Professional fees were $1.0 million and $679,000, for the third quarter ended 2006 and 2005, respectively. Professional fees were $3.3 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively. The increases for the quarter and nine months ended September 30, 2006 can be attributed to a general overall increase in legal and accounting fees when compared to the same period ended 2005.

Travel and office costs include airfare, lodging, meals, office rent, office supplies, phone and utilities. Travel and office expense for the third quarter ended 2006 were $555,000 compared to $402,000 for the same period ended in the prior year. Travel and office expense for the nine months ended September 30, 2006 were $1.4 million as compared to $962,000 for same period in 2005. The increase for the nine months ended September 30, 2006, is attributed to our office expansion in June 2005 and the related increases in rent and utilities.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, repair and maintenance, director fees and director expenses. Insurance and other costs for the third quarter 2006 were $824,000 compared to $79,000 for the third quarter 2005. Insurance and other costs for the nine months ended September 30, 2006 were $1.6 million as compared to $465,000 for nine months ended September 30, 2005. The increase for the quarter ended and nine months ended September 30, 2006, can be attributed primarily to an overall increase in property and commercial liability premiums for our Fort Union plant and our Buckeye operations and an increase in a number of smaller miscellaneous costs.

Coal Mining Operating Expenses

Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, blending costs, coal purchases from others used to blend with our coal and other mining related costs. Coal mining operating expenses were $10.8 million and $20.7 million for the quarter and six months ended September 30, 2006 (acquisition date of April 3, 2006), respectively. The increase in mining costs is attributed to the acquisition of Buckeye in the second quarter of 2006.

SFAS No. 141 requires under purchase price accounting that finished goods inventory be valued at estimated selling prices less a reasonable profit allowance for the selling effort and that raw materials be valued at current replacement costs. We determined that the book value for Buckeye’s raw material inventory as of April 1, 2006 was equal to current replacement cost. For finished goods, we increased the inventory to fair value from a book value of $1.7 million to a fair value of $2 million, for a total increase of $364,000. As a direct result of this purchase price adjustment, the sales of Buckeye’s inventory resulted in a 3% decrease in gross margin in our mining operation for the nine months ended September 30, 2006.

Ash disposal

Ash disposal expenses include employee-related costs, consulting, repairs and maintaining culverts and drainage ponds, transportation, heavy equipment costs and other costs associated with the ash disposal facility. Ash disposal costs for the quarter ended 2006 were $1.2 million. Ash disposal expenses were $2.1 for the six months ended September 30, 2006 (acquisition date of April 3, 2006).

Plant start-up costs

As previously noted the plant has made its first shipments of K-Fuel refined coal and recorded revenue of $192,000 for the quarter ended September 30, 2006. The revenues and quantities shipped during the quarter were less than previously anticipated. This was due to additional time needed to start-up and improve initial plant operations.

Plant start-up costs were $10.0 million and $458,000 for the third quarter ended 2006 and 2005, respectively. Plant start-up costs were $17.2 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Plant start-up costs were higher than anticipated due to general start up issues with this first-of-a-kind plant and the acceleration of initial production runs. The commissioning of the facility at this accelerated pace resulted in a number of plant operating inefficiencies. Plant start-up costs include purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related, costs. We incurred higher feed stock costs as we chose to purchase coal from a nearby mine and incurred trucking costs for the transportation of that purchased coal. Outsourced engineering and employee-related costs were incurred to assist with the acceleration of the initial production. The water handling system was limited in its ability to process water from the production process.  Disposal of this excess water required utilizing third parties to transport water to approved disposal sites. This resulted in higher water disposal costs.

We anticipate that the start-up costs will trend downward in the fourth quarter of 2006 through early 2007. We believe that the start-up costs incurred in 2006 are not indicative of future continuous operations. Continuing operations are being improved by upgrading the existing water treatment system, eliminating plant inefficiencies, enhancing existing processing equipment and reducing support costs.

Research and Development

Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional engineering fees related to off site testing of our K-Fuel refined coal. Research and development costs were $262,000 and $549,000 for the quarter ended 2006 and 2005, respectively. Research and development costs were $1.1 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization are comprised of depreciation on our Fort Union plant, depletion based on tons mined at our mine sites and amortization related to our patents. Depreciation, depletion and amortization expenses were $1.7 million for the third quarter ended 2006 compared to $188,000 during the same period ended 2005. Depreciation, depletion and amortization expenses were $3.6 million for the nine months ended September 30, 2006 compared to $542,000 during the same period ended 2005. The increases are primarily attributable to the acquisition of Buckeye.

Cost of Licensing and Consulting Revenue

Cost of licensing and consulting revenue primarily includes costs to transfer our technology to licensees, deferred royalty costs, salaries and wages of certain personnel and professional fees. Costs of licensing and consulting revenue were $15,000 and $71,000 in the third quarter 2006 and 2005, respectively. Cost of licensing and consulting revenue were $100,000 and $422,000 for the nine months ended 2006 and 2005, respectively.

Bad debt

On July 25, 2001, Cinergy Corporation advanced $3.5 million, bearing interest at 7% per annum, payable monthly, to Pegasus Technologies Inc., related to an existing contract. The advance could be repaid at the election of Cinergy by (1) applying future Pegasus invoices against the advance; (2) converting the balance of the advance into either KFx or Pegasus common stock; or (3) requiring repayment of the advance under certain circumstances.

On September 11, 2003, Cinergy elected to convert its advance to Pegasus into common stock of KFx. The advance balance was $2.4 million on September 11, 2003, and was converted into 871,000 shares of KFx stock at a price of $2.75 per share, in accordance with the terms of the agreement. At conversion of this note receivable, Pegasus became indebted to KFx for the balance outstanding. Payments on the note are due pursuant to an assignment of specific cash proceeds due to Pegasus from Cinergy. We are entitled to 50% of these cash proceeds. As of September 30, 2005, we determined that Pegasus may not have sufficient contracts to continue to meet this obligation. Therefore, we set up an allowance for bad debt of $1.3 million. Despite this allowance for bad debt, we retain all of our rights to collect payments under this note from Pegasus and to demand payment upon certain events of default.

Other Income Expense

Interest income, net

During the nine months ended September 30, 2006, interest income was $4.2 million as compared to $1.5 million for the same period ended 2005. The increase is attributed to interest earned on our cash balance, which was significantly higher compared to the same period in 2005, primarily as a result of our public stock offering in February of 2006.

Other income (expense), net

During the nine moths ended September 30, 2006, other income was $1.1 million. On November 26, 2003, we completed an equity exchange transaction with Rio Tinto Energy America Services Company (“RTEA”), formerly Kennecott Energy Company, as further described in our Annual Report filed on Form 10-K. As a part of the exchange transaction, an intercompany working capital loan from KFx to Pegasus with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction. On May 16, 2006, RTEA entered into a transaction involving its investment in Pegasus. Pursuant to the terms of the agreement entered into between us and RTEA dated November 7, 2003, which triggered the earn-out provision, we received a payment of $1.1 million from Pegasus as a payment in full satisfaction of the $9.4 million obligation. This transaction had no effect on our note receivable from Pegasus with an outstanding balance of $308,000, net of an allowance of $1.2 million, which is included in our condensed consolidated balance sheets. We have been and expect to continue to receive payments on this note.

Liquidity and Capital Resources

In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used part of the proceeds from this offering to fund the acquisition of Buckeye and the completion of our Fort Union plant. We plan on using the remaining funds for new plant facility construction costs and general corporate purposes.

Our cash will primarily be used to fund operations and for capital expenditures. Our initial capital budget for 2006 was $90 million for Evergreen. We have incurred $31.3 million during the nine months ended September 30, 2006 on capital expenditures ($27.6 million for Evergreen and $3.7 million for Buckeye). We are reducing our capital expenditures for Evergreen to $44 million in 2006. The decrease is due to not purchasing a coal fired boiler for Fort Union at the present time, as well as fewer costs on new construction projects that we anticipate incurring in 2007.

We believe our cash level is sufficient to support our operations, including the Fort Union plant, and start preliminary site investigation, design, obtain permits and similar long-lead-time activities related to other large-scale K-Fuel commercial plants or K-Direct plants located on site at coal-fired power generating and industrial facilities for at least the next twelve months. However, as we identify strategic opportunities to accelerate construction of large-scale commercial plants, K-Direct plants located on site at coal-fired power generating and industrial facilities or other agreements such as joint ventures, we will need to obtain additional funding. We plan to seek additional capital from time to time as needed through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures, and (4) fees from additional licensing of our K-Fuel technology. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

Cash Used in Operating Activities

Cash used in operating activities were $19.7 million and $8.3 million for the nine months ended September 30, 2006 and 2005, respectively. The majority of the cash used in operating activities for the nine months ended September 30, 2006 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.

The most significant adjustment to net loss to arrive at cash used in operating activities for the nine months ended September 30, 2006, were non-cash expense related to the adoption of SFAS 123R resulting in a $8.6 million charge and depreciation, depletion and amortization of $3.6 million, primarily from the acquisition of Buckeye.

The most significant adjustments to net loss for the nine months ended September 30, 2005 was non-cash expense related to the issuance of warrants and options to employees, directors and consultants of $2.5 million.

Cash Used in Investing Activities

Cash used in investing activities were $76.4 million and $31.4 million for the nine months ended September 30, 2006 and 2005, respectively.

The majority of the uses of cash in investing activities relate to the following events:

•	We spent $32.2 million and $30.4 million on our Fort Union plant and other construction in progress projects for the nine months ended September 30, 2006 and 2005, respectively.

•	We had capital expenditures related to other purchases of property and equipment of $2.5 million and $700,000 for the nine months ended 2006 and 2005, respectively.

•	We paid $36.9 million, in consummating the Buckeye acquisition in the nine months ended September 30, 2006.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2006 were $166.4 million compared to $7.0 million for the nine months ended September 30, 2005, an increase of $159.4 million. The increase is attributable to the $144.6 million of cash received from our public offering in February 2006 and $22.0 million of cash proceeds from the exercise of warrants and options.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, we began to implement a new enterprise-wide software system. As of September 30, 2006, we commenced using the general ledger, accounts payable and procurement applications of the software to record, allocate and report financial transactions.  This new system resulted in certain material changes to our internal controls over financial reporting. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. We expect that the evaluation of the operating effectiveness of related key controls will be completed in the fourth quarter. We plan on implementing additional modules of the enterprise-wide software through the first quarter of 2007. As we implement other modules, our internal control structure will be modified as appropriate.

The implemented and planned system changes were undertaken primarily to improve management reporting and were not undertaken in response to any actual or perceived significant deficiencies in our internal control over financial reporting. Other than the changes related to this new system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 3, 2006, we completed the acquisition of Buckeye, which represents a material acquisition for us.  Our condensed consolidated financial statements as of September 30, 2006 include the Buckeye operations.  In recording the Buckeye acquisition, we followed our normal accounting procedures and internal controls.  Our management also reviewed the six months of operations of Buckeye that are included in our financial statements for the third quarter of 2006.  In addition, we solicited disclosure information from Buckeye employees using our Section 302 procedures regarding the current business environment in which Buckeye operates.  We are continuing to integrate our internal controls into the Buckeye operations and it is contemplated that this effort will continue through the first quarter of 2007.  In accordance with SEC guidance, we have not completed our evaluation of the internal controls of Buckeye and, as a result, our conclusion regarding the effectiveness of our internal control over financial reporting does not extend to the internal controls of Buckeye, whose financial statements constitute 18% of total assets and 98% of revenues.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as provided below, we are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties are subject.

On April 14, 2005, we were notified that we were named in a Demand for Arbitration by Ohio based Ultramax Corporation and its affiliate, Decision Control Analysis Corporation (“Ultramax”).  In April 2002, Ultramax granted a License Agreement to Pegasus Technologies, Ltd. which we owned at the time, for certain software which was to be used for the optimization of industrial and other processes, including processes used in the electric power generation industry.  In May, 2006, a settlement was reached to resolve the dispute.  We did not incur any of the settlement costs.

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

KFX INC. d/b/a EVERGREEN ENERGY INC.

Date: November 1, 2006	By: /s/ MARK S. SEXTON
Mark S. Sexton Chief Executive Officer

Date: November 1, 2006	By: /s/ DIANA L. KUBIK
Diana L. Kubik Vice President and Chief Financial Officer