Form 10-K
period 2006-12-31
EVERGREEN ENERGY INC
filed 2007-03-01
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form                      to

Commission file number: 001-14176

EVERGREEN ENERGY INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	84-1079971
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
55 Madison Street, Suite 500 Denver, Colorado	80206
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (303) 293-2992

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.001 par value	NYSE Arca

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,094,602,633 computed by reference to the closing price of the common stock on June 30, 2006, the last trading day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007
Common Stock, $.001 par value	83,600,061 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2007 Annual Meeting	Part III

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Annual Report on Form 10-K to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•       general economic and industry conditions;

•       our history of losses, deficits and negative operating cash flows;

•       our substantial capital requirements and dependence on the sale of our equity securities to provide capital to fund our operations;

•       our limited operating history;

•       technical and operational problems at K-Fuel facilities;

•       uncertain market for our K-Fuel refined coal;

•       industry competition;

•       environmental and government regulation;

•       protection and defense of our intellectual property rights;

•       reliance on, and the ability to attract, key personnel;

•       inability to implement our acquisition strategy; and

•       other factors including those discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

You should keep in mind that any forward-looking statement made by us in this Annual Report on Form 10-K or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Annual Report on Form 10-K after the date of this filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Annual Report on Form 10-K or elsewhere might not occur.

PART I

ITEM 1.                BUSINESS

Overview

In this Annual Report on Form 10-K, we use the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries. All references to K-Fuel refined coal and K-Fuel® refer to our patented process and technology explained in detail throughout this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

We are leveraging a vertically integrated, coal-based platform to deliver combined energy, environmental and economic solutions, producing clean, efficient and affordable energy. We intend to meet the specific needs of industrial, international and public utility market customers. We provide economical solutions to environmental emission standards compared to other emission standard alternatives. Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower-emission fuel. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces mercury content up to 70 percent and upon combustion, sulfur dioxide and nitrous oxides by significant amounts. Studies show that the increased efficiency of K-Fuel refined coal will reduce carbon dioxide emissions by beneficial amounts.

Throughout the United States and internationally, there are abundant reserves of high moisture, low-Btu coals with heat values of less than 9,000 Btus per pound. However, many coal-fired power generating facilities, including industrial and institutional facilities, burn coal that is 11,000 Btus or greater. The current K-Fuel process applies heat and pressure to Powder River Basin coal with a high water content to reduce moisture from approximately 30% in the low-Btu coal to 8% to 14% in our K-Fuel refined coal. As a result, the heat value is boosted by 30% to 40%, resulting in its increased efficiency for use in power generating facilities, including industrial and institutional facilities. Further, the K-Fuel process removes a significant amount of impurities from the low-Btu coal allowing for the power generating industry to economically comply with increasingly stringent air emission standards and environmental regulations. We have and will continue to test other low Btu coals and lignites in our lab and study the results in order to increase the potential number of plant sites. Our research has shown coal sources other than coal from the Powder River Basin have produced similar results when subjected to the K-Fuel process.

As supplies of affordable eastern coals are tightening, emissions standards are strengthening, and public support for clean energy is building, we will continue becoming fully integrated, allowing us to engage in all different aspects of production, from mining our own coal, to manufacturing, transporting, marketing and retailing our end product. To date, we have executed our business strategy by owning coal reserves and a refining plant, maintaining our own marketing and distribution team and entering into distribution agreements with coal transporters.

On September 26, 2006, in keeping with our strategy to use technology to create cleaner coal for generating power, we began doing business as Evergreen Energy Inc. The name change received formal stockholder approval on November 9, 2006. The name of Evergreen Energy Inc. captures our key attributes, namely our commitment to delivering clean energy and our strategy to vertically integrate our operations.

We have completed the initial construction and entered the start-up phase for our Fort Union plant and mine site in Wyoming’s Powder River Basin, which is our first plant implementing the K-Fuel process. We are in the process of modifying and improving the design and efficiency of the equipment used in the K-Fuel process. In September 2006, we hired Bechtel Power Corporation to assist with the completion and optimization of our Fort Union plant and to assist with the future designs of K-Direct and K-Fuel plants. We have shipped K-Fuel refined coal to utilities and other industrial customers during 2006. Initial test burns of the K-Fuel refined coal provided us with positive results regarding the characteristics and quality of the K-Fuel refined coal.

On December 27, 2006, we received the test burn results of blending K-Fuel refined coal with high-sulfur Ohio coal. The test burns were conducted with the city of Painesville, Ohio Department of Utilities. The results indicated compliance with a new federal clean air standard for industrial coal-fired boilers, effective in 2007. Emissions included 0.07 pounds of particulate matter per million Btus generated, 0.09 pounds of hydrogen chloride per million Btus generated and nine pounds of mercury per trillion Btus generated.

On February 7, 2007, we received the results of test burns conducted at the University of Notre Dame. These test burns were conducted and monitored by an independent third party. We blended 50 percent and 75 percent of K-Fuel refined coal with high-sulfur, low-fusion eastern Ohio bituminous coal. Test burns using 100 percent of our K-Fuel refined coal were also conducted. Blended results indicated improvements in emissions that could help coal-fired boilers comply with the new Federal Industrial Boiler Maximum Achievable Control Technology rule for emissions while maintaining load capacities through higher Btu values. Using only K-Fuel refined coal resulted in reduced chloride emission by 75 percent, sulfur dioxide emissions by 90 percent and reduced the mercury content by 75 percent when compared to the high-sulfur, low-fusion eastern Ohio bituminous coal.

Segments

On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Company for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye’s primary business is to mine, process, blend and sell high quality coal to electric utilities, industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. The acquisition of Buckeye complements our strategy to transition from an energy technology company into an energy production company.

With the acquisition of Buckeye, we have expanded our segments and our segment presentation. We have identified three segments: our Plant and Licensing segment, Mining segment and Operating segment. Our results of operations are evaluated and allocations of capital resources are based upon the vertical integration and operation of these segments. The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel process and our mine site in Gillette, Wyoming. The Mining segment represents our operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility, the blending facility and mines. The Operating segment is comprised of all other operations.

We incorporate the acquisition of Buckeye into our overall strategy and therefore, we do not operate or evaluate it as other stand-alone coal mining operations might. A significant value of Buckeye is its marketing team and strategic location, rail road loading facility, port dock loading facility on the Ohio River, blending facility and mines and coal reserves. This Form 10-K is presented in a view consistent with our vertical integration strategy and, unless otherwise specifically addressed, represents our overall business strategy and goals.

Business Strategy

The principal elements of our long-term strategy are to construct K-Direct facilities, K-Fuel facilities and license our K-Fuel technology to third parties. In the next year, we plan to primarily focus on construction of K-Direct facilities and the following:

•       Expand Production through the Construction of K-Direct Facilities   K-Direct facilities are K-Fuel processing plants located at coal-fired power generating plants. K-Direct plants co-located with new or existing power generating plants offer the added advantages of using secondary steam to refine raw low-Btu coal feedstocks. With a K-Direct plant at a generating site, coal users can shop the world market for abundant low-Btu coal, process it on site and feed it directly into their boilers. We have signed a letter of intent with TXU Generation Development Company LLC, for detailed engineering, design integration and tests of the K-Direct facilities. Should the results from the engineering, design and testing be successful, we could enter into one or more definitive agreements for the construction of K-Direct facilities at new or existing TXU power plants. In addition to this letter of intent, we have signed an agreement with another major utility to advance the integration of another K-Direct coal refinery.

K-Direct plants offer public utilities a unique opportunity to boost efficiency and meet emissions standards. The advantages of a K-Direct facility compared to a K-Fuel facility are: (i) less capital outlay; (ii) less construction time to complete; (iii) shorter permitting time; and (iv) accelerated product delivery as K-Fuel refined coal is transported from our processor directly into the coal-fired boilers at the power generating plants.

•       Expand Production through the Construction of K-Fuel Facilities.   In the long-term, we intend to construct K-Fuel facilities at coal mine sites to process abundant reserves of subbituminous coal and lignite into K-Fuel refined coal. In the future we will pursue construction at sites, both within the Powder River Basin and throughout other coal-producing regions of the United States, focusing on sites that have readily available access to rail and barge transportation.

•       Continue to Pursue Vertical Integration through Acquisitions and Joint Ventures.   We believe we are well-positioned to pursue selected acquisitions and attract industry joint venture partners to continue our vertical integration strategy. In the second quarter of 2006, we purchased Buckeye Industrial Mining Co., which provided us with established markets, infrastructure, blending facilities, rail and barge transportation access and coal supply. We expect to pursue additional acquisitions of companies with businesses complementary to our business model and strategy. Additional acquisitions will help us ensure quality refined coal for our customers and help us extract maximum rents from the coal value chain.

•       Enter into Licensing Agreements.   We are developing K-Fuel production plants domestically and internationally through the licensing of our K-Fuel technology to third parties. We believe that there are a number of opportunities to license our technology to operators in other regions that have access to transportation infrastructure and high moisture, low-Btu coal supplies.

Coal is the largest source of power for America’s electricity generation. At about one-third the cost of natural gas, many utilities and industrial users are dependent upon coal. While the United States enjoys cheap and plentiful reserves of low-grade coal, the reserves of high-grade coals are dwindling, and environmental issues are a concern. It’s clear that we need to make those low-grade coals better.

The total annual coal consumption in the United States is approximately 1 billion tons per year. Our goal is to produce 50 million tons of K-Fuel refined coal per year in the next five years. Our Fort Union plant in Gillette, Wyoming, is shipping K-Fuel refined coal to utility and industrial customers. To further support our growth strategy, we are negotiating K-Direct co-location options with utilities that have coal-

fired power plants, we are permitting and developing additional K-Fuel processing plants and we are working towards international licensing agreements.

We plan to achieve our goals through a combination of organic growth, acquisitions and partnerships.

Competitive Strengths

As a result of the following strengths, we believe we are well positioned to execute our business strategy:

•       Technical Expertise.   Our employees have a wide range of technical expertise and experience including expertise in refining coal, coal thermal upgrading, thermal processing, coal gasification, coal liquidification, chemical engineering, civil engineering, mechanical engineering and power engineering. We have exclusive licensing agreements with Sasol-Lurgi Technology Company and Lurgi (Pty) Limited who have brought over 70 years of experience in designing and building coal processing plants for the implementation of the K-Fuel process. In addition we have agreements with professional engineering firms for engineering services in the areas of architecture, civil/structural, mechanical, electrical, and controls, including subsystems engineering and design for our K-Direct and K-Fuel standard commercial plants.

•       Proprietary Process.   The K-Fuel refined coal process uses heat and pressure to refine coal. The process also reduces mercury, and lowers emissions, upon combustion, of sulfur dioxide, nitrogen oxide and carbon dioxide, which helps coal consumers meet emissions standards. Our processes are patent-protected with global worldwide exclusivity on key equipment technology.

•       High BTU, Low Emission K-Fuel Refined Coal.   We convert low-BTU sub-bituminous coals and lignites into K-Fuel refined coal, a high Btu, low emission coal that is a replacement for rapidly dwindling eastern coals. Current Federal and in some cases even tougher state emissions regulations will soon begin requiring significant reductions in sulfur dioxide, nitrous oxides and mercury levels. Some states are enacting carbon dioxide limits as well. Coal-fired power plants and industrial customers that use our K-Fuel refined coal can cost-effectively boost efficiency and may reduce these emissions without adding new, expensive, post-combustion cleanup equipment. Coal-fired power plants and industrial users with post-combustion controls may see improved pollution control performance. Power generating facilities burning our K-Fuel refined coal realize lower emissions and experience significant savings as a result of reducing the need to purchase carbon dioxide, sulfur dioxide, nitrogen oxide and mercury credits. In addition, coal-fired industrial boilers are required to meet stringent emissions standards beginning in September 2007 and are currently developing compliance strategies.

•       Established Marketing and Sales Team.   The Buckeye acquisition has added value through access to its established markets, infrastructure and coal reserves. Over the years Buckeye has shipped product to over 70 coal customers, including utilities and industrial users. Buckeye’s marketing team brings considerable logistical expertise and longstanding relationships in the coal-fired industry, that enhance our ability to get our K-Fuel refined coal to a wide variety of customers.

•       Favorable Price Differentials.   We have uniquely positioned ourselves in the energy market to capture a portion of the price differential between high- and low-Btu coals.

•       Key Industry Relationships.   As we expand our production, we benefit from agreements such as our logistics and marketing agreement with DTE Coal Services Inc., and our technical services agreement with Bechtel Power Corporation. The Bechtel agreement provides engineering services in the areas of architecture, civil/structural, mechanical, electrical and controls, including subsystems engineering and design for future K-Direct and K-Fuel commercial plants. Bechtel is a global engineering, construction and project company with more than a century of experience on complex projects in challenging locations. Effective February 15, 2007, this agreement was amended and restated to include engineering, procurement and construction contracts for building several K-Direct Plants that are currently being evaluated by us.

•       Vertically Integrated.   We are positioned to capture maximum value in the refined coal value chain, from mining to refining, transportation, marketing and distribution. Our vertical integration strategy helps us capture the considerable spread between low-grade western coal and high-grade eastern coal.

Business History and Patents

Over the past 20 years, we have obtained multiple patents for different versions of the K-Fuel technology using a variety of methods to apply heat and pressure to process high moisture coal feedstocks. We have patents or patent applications for the K-Fuel technology issued or pending in the United States and various foreign countries. As we continue to develop and make enhancements to K-Fuel, we intend to continue to file for new patent applications.

During the years ended December 31, 2006, 2005 and 2004, our research and development costs were approximately $1.4 million, $1.6 million and $696,000, respectively. The following historical events have contributed to the development and improvement of our technology:

•       During 2006, we identified certain inefficiencies in the design and operation of our Fort Union plant. We, with the assistance of Bechtel, are currently optimizing this plant and incorporating the changes into the design of future K-Direct and K-Fuel facilities. Additionally, during the shipment of K-Fuel refined coal to First Energy in August of 2006, we identified certain dusting issues relating to the off load and transfer of K-Fuel refined coal. We have adjusted our process to address this issue and believe that it is resolved.

•       Between 2000 and 2005, we completed evaluations of our K-Fuel refined coal and process and commissioned numerous independent combustion studies to test and improve our K-Fuel refined coal. Through these efforts we believe we have enhanced the K-Fuel process and resolved previously identified technical and operational issues.

We were founded in 1984 as a clean coal company focused on developing our K-Fuel process. We incorporated under the laws of the state of Delaware in 1988. Our principal executive offices are located at 55 Madison Street, Suite 500, Denver, Colorado 80206, and our telephone number is (303) 293-2992.

Acquisitions

On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at approximately $2.2 million. We incurred approximately $1.0 million in acquisition costs and reimbursed Buckeye’s former parent approximately $900,000 for costs incurred relating to capital projects. Buckeye’s primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. The acquisition of Buckeye continues our strategy to transition from an energy technology company into an energy production company. We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure and coal reserves. The expected benefits of the acquisition include the addition of an experienced coal marketing and mining team and cash flow. Their operations have been included in our consolidated financial statements, for the nine months ended December 31, 2006, as of the effective purchase date of April 3, 2006.

On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company from Wyodak Development Corporation for cash of $523,000 and the assumption of an asset retirement obligation of $2.7 million. The results of Landrica have been included in the consolidated financial statements from the date of acquisition. Landrica owns a coal mine and related assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property.

Competition

Our K-Fuel refined coal is a coal characterized by low-moisture, high-Btu content and low sulfur dioxide, nitrogen oxides and mercury emissions. As such, the known direct competitors for K-Fuel refined coal include other coal upgrading processes, other high Btu coal, low sulfur coal and advanced pollution control technologies. The indirect competition to K-Fuel refined coal includes electrical generation from natural gas, nuclear fuel, oil, wind, bio-fuels, and other renewable energy sources. Over the past two years, pricing trends for a number of these alternatives have enhanced the competitive position of K-Fuel.

Potential customers could choose to install pollution equipment instead of using our K-Fuel refined coal and/or choose to inject additives to reduce emissions. These alternatives include low-nitrogen oxide burners, over-fire air systems, selective catalytic reduction systems, sulfur scrubbers, fabric filters, electrostatic precipitators, mercury control technology, or other equipment and adding limestone or other chemicals to combustion and waste stream. In contrast to our K-Fuel refined coal, most of these technologies require a significant investment of capital by the customer and impose a parasitic load on the plant, thereby reducing the salable electricity produced from the affected unit.

Customers

As of December 31, 2006, three customers from our mining segment accounted for 26%, 14% and 11% of total accounts receivables, respectively, while one customer in our mining segment, accounted for 12% of total revenues. We believe the loss of any one of these customers would not have a material adverse effect on our financial position.

Environmental Regulation Affecting our Market

We believe that existing and proposed legislation and regulations could impact fossil fuel-fired, and specifically coal-fired, power generating facilities. According to the U.S. Environmental Protection Agency, or EPA, power generation emits substantial levels of sulfur dioxide, nitrogen oxides and mercury into the environment. Regulation of these emissions can affect the market for our K-Fuel refined coal by imposing limits and caps on these emissions. The most significant national legislation and regulations affecting our market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below. In addition, the K-Fuel market will be affected by additional national policies including the EPA’s Nitrogen Oxide State Implementation Plan Call, which requires 22 eastern states and the District of Columbia to reduce summertime ozone formation by controlling nitrogen oxide emissions; the EPA’s National Ambient Air Quality Standards for ozone and fine particulate matter, which requires that approximately 700 counties across the United States achieve attainment of ozone and particulate matter standards; and the Regional Haze Rules, which requires emission controls for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.

State and regional policies will also impact our market. The Regional Greenhouse Gas Initiative requires reduction in carbon dioxide, starting in 2009 in 7 northeastern states. The state of California has adopted a stringent greenhouse gas policy that will affect coal-fired electricity generated in and imported into the state. Other states or regions may take similar actions in the coming years. Additionally, states are implementing emission reduction policies more stringent than national policy, such as, the approximately 10 states are requiring more stringent mercury reduction than the EPA’s Clean Air Mercury Rule.

The following briefly describes the most significant national laws and regulations affecting the market for our K-Fuel refined coal.

•       The Clean Air Act and Acid Rain Program.   The Clean Air Act of 1970, as amended, is currently the primary mechanism for regulating emissions of sulfur dioxide and nitrogen oxide from coal-fired power generating facilities. A key component of the act regulates sulfur dioxide and nitrogen oxide emissions. Specifically, title IV set a goal of reducing sulfur dioxide emissions by 10 million tons below 1980 levels and imposed a two-phased tightening of restrictions on fossil fuel-fired power plants. Phase I began in 1995 and focused primarily on coal-burning electric utility plants in the east and midwest. In 2000, Phase II began and this phase tightened the annual emissions’ limits on larger higher emitting plants and set restrictions on smaller, cleaner plants fired by coal, oil, and gas. The Acid Rain Program calls for a 2 million ton reduction in nitrogen oxide emission and focuses on one set of sources that emit nitrogen oxide: coal-fired electric utility boilers. Beginning in January 2000, nitrogen oxide emissions are to be reduced 900,000 tons per year beyond the 1.2 million per year reduction set by the EPA in 1995.

•       Clean Air Interstate Rule.   The Clean Air Interstate Rule was finalized by the EPA in March 2005. Once fully implemented, this rule will reduce sulfur dioxide emissions in 28 states and District of Columbia by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. The rule will be fully implemented by 2015.

•       Clean Air Mercury Rule.   The Clean Air Mercury Rule will impose mandatory mercury emissions reduction on electric utility coal-fired power plants for the first time. The EPA finalized the rule in May 2005. The mercury rule is based on the EPA’s finding that approximately 75 tons of mercury is found in coal delivered to power plants each year and about 2/3rds of this mercury is emitted to the air. As currently formulated, the rule allows coal-fired power plants to cap emissions in two phases, in 2010 and 2018, and trade mercury allowances. However, many states are implementing more stringent state standards, resulting in various timelines and caps across the country.

Environmental Regulation Affecting the Construction and Operation of our Plants and Mining of Coal

As a general matter, we are subject to a number of state and federal regulations that (i) seek to limit the amounts of certain emissions into the environment, (ii) regulate the disposal of certain potentially hazardous materials, and (iii) impose certain employee safety requirements upon us. As we expand our operations we may become subject to more regulation. For example, if we build additional plants we may install coal-fired boilers, which are subject to more permitting requirements and more environmental regulation than gas-fired boilers. As we have begun to mine coal from our open pit in Wyoming and as a result of the Buckeye acquisition, we are subject to additional regulations including the Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and other regulations that seek to protect the health and safety of employees.

In the United States, K-Fuel refined coal is not expected to be subject to unusual levels of local, state or federal regulation with respect to its transportation and distribution. However, any future production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits) once facilities begin production. The most significant types of permits that are typically required for commercial production facilities include an operating and construction permit under the Clean Air Act, a wastewater discharge permit under the Clean Water Act, and a treatment, storage and disposal permit under the Resource Conservation and Recovery Act. Some federal programs have delegated regulatory authority to the states and, as a result, facilities may be required to secure state permits. Finally, the construction of new facilities may require review under the National Environmental Policy Act, or a state equivalent, which requires analysis of environmental impacts and, potentially, the implementation of measures to avoid or minimize these environmental impacts.

Any international K-Direct or K-Fuel plants will also be subject to various permitting and operational regulations specific to each country. International initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which management expects will create additional demand for our products and services.

In 2004, Congress passed tax credits for refined coal within the American Jobs Creation Act. To qualify for the tax credit, the refined coal must realize a reduction of at least 20% in nitrogen oxide emissions and at least 20% in either sulfur dioxide or mercury emissions and have an increase in market value over the comparable coal of at least 50%. Based upon our testing to date, we believe that K-Fuel refined coal meets these requirements and that our future K-Fuel plants will be eligible for the credit if they are operational by January 1, 2009. Generally, the refined coal credit, escalated annually, will be earned for each ton produced over a ten-year period from the date the plant is placed in service.

Employees

At January 31, 2007, we had 216 full-time employees.

Access to Information

Our web site address is www.evgenergy.com. We make available, free of charge, on the Investor Info section of our web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission. We also make available through our web site other reports electronically filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Additionally, we make available press releases, presentation material including slides and other investor information. We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K

ITEM 1A.        RISK FACTORS

In addition to risk and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results. We have provided below a list of these risk factors that should be reviewed when considering our business and securities. These are not all the risks we face, and other factors currently considered immaterial or unknown to us may impact our future operations.

Business Risks

We have a history of losses, deficits, and negative operating cash flows and will likely continue to incur losses in the future. Such losses may impair our ability to pursue our business plan.

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

	December 31,
	2006	2005	2004
	(in thousands)
Working capital	$79,156	$19,910	$73,603
Accumulated deficit	(203,397)	(151,870)	(128,557)
Net loss	(51,527)	(23,313)	(10,555)
Cash (used in) provided by operating activities	$(30,435)	$(12,071)	$2,042

We have substantial capital requirements and, as a result, we have been and continue to be dependent on sales of our equity securities to fund our operating costs.

As a result of negative cash flows from operations, we have been and continue to be dependent on sales of our equity securities to fund the operating and substantial capital costs associated with our business. Our business strategy to become fully vertically integrated may further increase our needs for additional capital. Our success is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof. Depending on our future operations and the conditions of the equity capital markets, we may not be able to continue to raise additional equity capital on terms acceptable to us or at all. A lack of adequate financing may adversely affect our ability to pursue our business strategy, respond to changing business and economic conditions and competitive pressures, absorb negative operating results and fund our continuing operations, capital expenditures or increased working capital requirements.

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

You should consider our business and prospects in light of the risks and difficulties typically encountered by a company with a limited operating history. The specific risks include whether we will be able to:

•       enter into agreements for the purpose of building K-Direct and K-Fuel plants or licensing the technology;

•       enter into or maintain strategic partnerships with vendors and other parties to maximize our K-Fuel process;

•       raise additional capital;

•       accurately assess potential markets and effectively respond to competitive developments;

•       attract and retain customers for product sales;

•       attract and retain credit-worthy customers;

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

Our success is currently dependent on the performance of a small group of senior managers and key technical personnel that have a wide range of technical expertise and experience including coal refining, coal thermal upgrading, thermal processing, coal gasification and coal liquification. In addition, our business strategy will require us to attract and retain a substantially greater number of qualified personnel. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

Our acquisition activities may not be successful.

As part of our vertical integration business strategy, we may make acquisitions of businesses and properties. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. Further, acquisitions pose substantial risks to our financial condition and results of operations. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources to acquire attractive companies and properties. Even if future acquisitions are completed, the following are some of the risks associated with acquisitions:

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

K-Fuel Process Risks

Technical and operational problems may adversely impact our ability to operate or develop K-Fuel facilities, resulting in delays in the production of our K-Fuel refined coal.

Problems we may encounter in current and future plants include:

•       construction problems including cost overruns, delays, damage, technical issues, availability of raw material, availability of workers or contractors and weather;

•       unforeseen problems in the commissioning, start-up or operation of our current or future plants; and

•       K-Fuel refined coal produced may not meet our specifications or customer requirements.

Our ability to effectively operate and develop K-Direct and K-Fuel facilities may be harmed to the extent these and other technical or operational problems materialize. Should we be unable to effectively operate and develop K-Fuel facilities, our ability to generate revenues and profits may be negatively impacted.

Any negative results from the continuing evaluation of K-Fuel refined coal produced at our Fort Union plant site or future plant sites by us or third parties could have a material adverse effect on the marketability of K-Fuel refined coal and future prospects.

We and certain third parties are continuing to evaluate K-Fuel refined coal produced at our Fort Union plant. There can be no assurance that this evaluation will result in positive findings concerning the moisture content, heat value, emission-levels, burn qualities or other aspects of our K-Fuel refined coal. Furthermore, even should current evaluations indicate that our K-Fuel refined coal performs to design specifications, there can be no assurance that later tests will confirm these current results or that our K-Fuel refined coal will be readily accepted by the market. The process of introducing our K-Fuel refined coal into the market may be further delayed if these test results are negative or if potential customers conduct their own tests of the K-Fuel refined coal to determine whether it meets their individual requirements and the results are not acceptable. If this continuing process of evaluation and market introduction results in negative findings concerning the K-Fuel process, this could have a material adverse effect on the marketability of K-Fuel refined coal and on our financial condition, results of operations and future prospects.

Due to the uncertain market for, and commercial acceptance of, our K-Fuel refined coal, we may not be able to realize significant revenues from the sale of K-Fuel refined coal.

While we believe that a commercial market is developing both domestically and internationally for cleaner coal products such as K-Fuel refined coal, we may face the following risks due to the developing market for our cleaner coal technology:

•       limited pricing information;

•       changes in the price differential between low- and high-Btu coal;

•       unknown costs and methods of transportation for bringing  K-Fuel market;

•       alternative fuel supplies available at a lower price;

•       the availability of emissions-reducing equipment and other technologies that may be more desirable than the K-Fuel refined coal;

•       the market viability of K-Fuel refined coal; and

•       sufficient market interest for us to continue in business.

If we are unable to develop markets for our K-Fuel refined coal, our ability to generate revenues and profits may be negatively impacted.

If we are unable to construct and operate commercial K-Fuel production plants profitably, our ability to generate revenue from this process will be impaired.

The commercial production of our K-Fuel refined coal is relatively new. Our future success depends on our ability to locate, develop and construct future commercial K-Fuel production plants at a profit. A number of different variables, risks and uncertainties affect our successful construction of future K-Fuel production plants and our ability to operate such plants at a profit including:

•       the complex, lengthy and costly regulatory permit and approval process;

•       local opposition to development of projects, which can increase cost and delay timelines;

•       increases in construction costs such as contractors, workers and raw materials;

•       transportation costs and availability of transportation;

•       the possible price fluctuations of low-Btu coal, which could impact K-Fuel refined coal’s profitability; and

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

Competition in the clean coal, alternative fuel and emission-reducing equipment industries could impact our ability to generate revenue from our K-Fuel process. Many of these companies in the clean coal, alternative fuel technology and emission-reducing equipment industries have financial resources greater than ours. Due to these competitive advantages, our competition may be able to offer products more competitively priced and more widely available than ours. These companies may also have the resources to create new technologies and products that could make our process and products obsolete. Evergreen Energy’s future revenues may depend on our ability to address competition in these industries.

Deregulation in the United States power generating industry may result in increased competition, which could result in lower margins for our product.

We expect that deregulation in the United States power generating industry will result in utilities and other power generating facilities placing a high emphasis on reducing costs in their operations. This situation may, in turn, result in increased competition from other producers of energy-efficient coal products, other clean fuel sources, and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel refined coal.

Regulation of the K-Fuel process and K-Fuel refined coal may adversely affect our financial condition and results of operations and cash flows.

Our K-Fuel refined coal will be subject to federal, local, and foreign laws and regulations. In addition, as products are introduced into the market commercially, governments may impose new regulations. Any regulation of our K-Fuel refined, whether at the federal, state, local or foreign level, including any regulations relating to the development or sale of our product, may increase our costs and the price of our product. If the cost of compliance with applicable laws and regulations increases past that forecasted, our ability to profitably market and sell K-Fuel refined coal may be jeopardized.

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

A significant factor in expanding the potential U.S. market for K-Fuel refined coal is the numerous federal and state environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users. We believe that the use of clean-burning fuel technologies, like K-Fuel refined coal, helps utility companies comply with the air emission regulations and limitations. We are unable to predict future regulatory changes and their impact on the demand for our products. While more stringent laws and regulations, including mercury emission standards, limits on sulfur dioxide emissions and nitrogen oxide emissions, may increase demand for our products, such regulations may result in reduced coal use and increase reliance on alternative fuel sources. Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations would have a material adverse effect on our prospects.

Our inability to adequately protect and defend our proprietary process could harm our business, increase our costs and decrease the sales volume of our products and services.

Our success depends upon our proprietary process. We rely on a combination of patent, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents and patent applications on our K-Fuel process. However, competitors may successfully challenge the validity or scope of one or more of our patents, or any future patents. These patents alone may not provide us with any significant competitive advantage.

Further, while our current issued patent protection covers what we believe are certain unique aspects of our K-Fuel process as it is currently conducted, not all of the claims we filed were allowed. While we continue our efforts regarding these claims there can be no assurance that we will be able to obtain patent protection in the United States or abroad to protect these or any other aspects of our intellectual property, or that, in the absence of any such patent protection, that the combination of additional methods that we currently employ to maintain the confidentiality of our processes will adequately safeguard our proprietary processes and information. If our intellectual property is not adequately protected, this may have a material adverse impact on our financial condition, results of operations, cash flows and future prospects.

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

We believe a portion of the growth opportunity for our business lies outside the United States. Doing business in foreign countries may expose us to many risks that are not present domestically. We lack significant experience dealing with such risks, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers. In addition, it may be more difficult for us to enforce legal obligations in foreign countries, and we may be at a disadvantage in any legal proceeding within the local jurisdiction. Local laws may also limit our ability to hold a majority interest in the projects that we develop.

Coal Mining Risks

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves.

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

The occurrence of any of these conditions or events in the future may affect deliveries of coal to customers, increase our cost of mining and delay or halt production at particular mines or sales to our customers either permanently or for varying lengths of time, which could adversely affect our operating results.

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

Risks Relating to Our Common Stock and Other Risks

Our stock price has been volatile, and your investment in our common stock could suffer a decline in value.

An investment in our common stock is risky, and stockholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock has been extremely volatile over the last twelve months; our stock price has declined approximately 65%. During 2006, the sale prices of our common stock on The American Stock Exchange and the NYSE Arca ranged from a low close of $7.65 to a high close of $22.16. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price of shares may prevent investors from being able to sell their shares of common stock at prices they view as attractive. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

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

•       providing that special meetings of stockholders may be called by the chair of the board, by the board, or by the holders of shares entitled to cast not less than 10% of the votes at the Meeting;

•       a classified board of directors; and

•       permitting removal of directors only for cause and with a majority vote of the stockholders.

These provisions also could discourage proxy contests and make it more difficult stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, and may limit the price that investors are willing to pay in the future for shares of our common stock.

We are also subject to provisions of the Delaware General Corporation Law that prohibit business combinations with persons owning 15% or more of the voting shares of a corporation’s outstanding stock for three years following the date that person became an interested stockholder, unless the combination is approved by the board of directors prior to the person owning 15% or more of the stock, after which the business combination would be subject to special stockholder approval requirements. This provision could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or may otherwise discourage a potential acquirer from attempting to obtain control from us, which in turn could have a material adverse effect on the market price of our common stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We previously entered into a lease through May 2010 for office space to accommodate our headquarters, which is located in Denver, Colorado. Due to our rapid growth, it is necessary to move our headquarters from the current location to a new larger location. We have leased 32,727 square feet of office space in Denver, Colorado for a ten year term and anticipate moving into our new headquarters in April 2007. Our new headquarters will allow us to improve office efficiency per square foot and will also accommodate future employees. We believe this new space will be sufficient for our near-term goals and growth projections.

In April 2006, we purchased Buckeye Industrial Mining Co. Through the purchase we own the rights to approximately 25 million tons of surface and underground coal reserves, in four Ohio counties. In addition to the coal reserves, we own one of the largest ash monofills in Ohio, disposing of over one million tons of dry and conditioned ash per year.

In May 2004, we purchased Landrica Development Company, or Landrica. Through Landrica, we own approximately 1,000 acres of land located in Campbell County, Wyoming (near Gillette, Wyoming), on which our Fort Union plant is located. The land also includes various coal processing equipment, certain industrial buildings, waste injection wells, producing water wells, a coal-mining pit and a railroad spur. These assets occupy only a portion of the total acreage of the site. As a result, there is acreage available for expansion or use for other purposes, subject to certain restrictions.

ITEM 3.                LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders was held on November 9, 2006 for the principal purpose of approving our name change from KFx Inc. to Evergreen Energy Inc.

The following votes were cast by the stockholders with respect to the approval of our name change:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Name change from KFx Inc. to Evergreen Energy Inc.	67,300,786	26,601	62,686

PART II

ITEM 5.                MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Price Range of Common Stock

Our common stock has been listed on the NYSE Arca exchange under the market symbol “EEE” since September 29, 2006. Prior to that date, our common stock was listed on the American Stock Exchange under the market symbol “KFX.”  The following table sets forth the range of high and low sales prices per share of common stock for the periods indicated.

Year	Period	High	Low
2006	Fourth Quarter	$14.13	$7.65
	Third Quarter	$16.50	$10.95
	Second Quarter	$19.52	$11.62
	First Quarter	$22.16	$16.50
2005	Fourth Quarter	$17.50	$12.41
	Third Quarter	$18.48	$13.98
	Second Quarter	$14.90	$10.32
	First Quarter	$18.00	$12.24

As of February 23, 2007, we had approximately 254 holders of record of our common stock. This does not include holdings in street or nominee names. On February 23, 2007, the closing price of our common stock was $8.84 per share.

Comparative Performance Graph

The Securities and Exchange Commission requires that we include in this Form 10-K a line-graph presentation comparing cumulative, five-year stockholder returns (assuming reinvestment of dividends) for our common stock with a broad-based market index and either a nationally recognized industry standard or an index of peer companies selected by us. The following graph assumes $100 invested on December 31, 2001 in our common stock, a Peer Group of companies and the S&P 500. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

Our Peer Group is comprised of the following companies: ADA-ES Inc.; Alliance Resource Partners, LP; Arch Coal, Inc.; Consol Energy, Inc.; Foundation Coal Holdings, Inc.; Headwaters, Inc.; International Coal Corp.; James River Coal Corp.; Massey Energy Company; Natural Resource Partners LP; Penn Virginia Resource Partners LP; Rentech Inc.; Suncor Energy, Inc.; U.S. Energy Systems, Inc.; and Westmoreland Coal Company. All companies in the Peer Group are listed on U.S. stock exchanges or the NASDAQ system.

We are excluded from the Peer Group for purposes of the comparative performance graph.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report. The selected consolidated results of operations and cash flow data for each of the three years in the period ended December 31, 2006 and the selected balance sheet data as of December 31, 2006 and 2005 are derived from, and qualified by reference to, our audited Consolidated Financial Statements, in Item 8 of this report. The selected consolidated results of operations and cash flow data related to 2003 and 2002 and selected consolidated balance sheet data related to 2004, 2003 and 2002, have been derived from audited financial statements not included in this report and have been revised from prior filings for our discontinued operations unless otherwise noted.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of operations data:
Operating revenues	$36,710	$984	$28	$72	$6
Operating expenses	94,918	26,144	11,375	9,590	6,491
Operating loss	(58,208)	(25,160)	(11,347)	(9,518)	(6,485)
Loss from continuing operations	(51,527)	(23,313)	(10,555)	(10,245)	(18,385)
Net gain (loss) from discontinued operations	—	—	—	1,962	(5,066)
Net loss	(51,527)	(23,313)	(10,555)	(8,283)	(39,987)
Basic and diluted loss from continuing operations	(0.66)	(0.35)	(0.18)	(0.22)	(0.52)
Basic and diluted net loss per share	$(0.66)	$(0.35)	$(0.18)	$(0.18)	$(1.14)
Weighted average shares of common stock outstanding	77,783	66,399	57,928	46,569	35,088
Balance sheet data:
Cash, cash equivalents and marketable securities	$84,276	$28,793	$79,381	$23,701	$2,758
Property, plant and equipment, mineral rights net, including plant construction in progress	151,727	76,291	23,521	6,649	126
Total assets(1)	252,319	114,172	112,304	35,005	15,782
Deferred rent and other long-term liabilities, including current portion(2)	646	535	213	170	415
Stockholders’ equity	224,984	93,641	94,260	31,098	1,735
Working capital (deficit)	$79,156	$19,910	$73,603	$21,204	$(756)
Cash flow data:
Cash (used in) provided by continuing operating activities	$(30,435)	$(12,071)	$2,042	$(8,220)	$(3,993)
Cash used in continuing investing activities	(92,940)	(49,984)	(16,285)	(5,669)	(5,500)
Cash provided by continuing financing activities	$169,100	$11,467	$69,923	$32,061	$15,077

(1)          Total assets for 2002 include assets held for disposal related to our discontinued operations of approximately $10.2 million.

(2)          The current portion of long-term debt as of December 31, 2006, 2005, and 2004, was $0, $160,000 and $180,000, respectively.

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

Overview

We are leveraging a vertically integrated, coal-based platform to deliver combined energy, environmental and economic solutions, producing clean, efficient and affordable energy. We intend to meet the specific needs of industrial, international and public utility market customers. We provide economical solutions to environmental emission standards compared to other emission standard alternatives. Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower-emission fuel. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces mercury content up to 70 percent and upon combustion, sulfur dioxide and nitrous oxides by significant amounts. Studies show that the increased efficiency of K-Fuel refined coal will reduce carbon dioxide emissions by beneficial amounts.

The following discussion is focused on the recent events that we believe have the most significant impact on our business.

•       On February 7, 2007, we received the results of test burns conducted at the University of Notre Dame. These test burns were conducted and monitored by an independent third party. We blended 50 percent and 75 percent of K-Fuel refined coal with high-sulfur, low-fusion eastern Ohio bituminous coal. Test burns using 100 percent of our K-Fuel refined coal were also conducted. Blended results indicated improvements in emissions that could help coal-fired boilers comply with the new Federal Industrial Boiler Maximum Achievable Control Technology rule for emissions while maintaining load capacities through higher Btu values. Using only K-Fuel refined coal resulted in reduced chloride emission by 75 percent sulfur dioxide emissions by 90 percent and reduced the mercury content by 75 percent when compared to the high-sulfur, low-fusion eastern Ohio bituminous coal.

•       On December, 27 2006, we received the test burn results of blending K-Fuel refined coal with high-sulfur Ohio coal. The test burns were conducted with the city of Painesville, Ohio Department of Utilities. The results indicated compliance with a new federal clean air standard for industrial coal-fired boiler that goes into effect in 2007. Emissions included 0.07 pounds of particulate matter per million Btu’s generated, 0.09 pounds of hydrogen chloride per million Btu’s generated and nine pounds of mercury per trillion Btus generated.

•       On December 27, 2006, we signed agreements with two major utilities to advance the integration of several K-Direct coal refineries in both existing and new coal power plants.

•       We completed the initial construction and are in the start-up phase for our Fort Union K-Fuel plant and mine site project in Wyoming’s Powder River Basin, which is our first plant implementing the K-Fuel process.

•       On September 29, 2006, we listed our common stock on the NYSE Arca platform under the new ticker symbol “EEE.”

•       On September 26, 2006, in keeping with our strategy to use technology to create cleaner coal for generating power, we began doing business as Evergreen Energy Inc.

•       On September 21, 2006, we signed an agreement with Bechtel Power Corporation for plant engineering, standardization and design optimization for our K-Fuel refined coal plants. The agreement provides for engineering services in the areas of architecture, civil/structural, mechanical, electrical, and controls, including subsystems engineering and design for our future K-Fuel and K-Direct commercial plants. Effective February 15, 2007, this agreement was amended and restated to include engineering, procurement and construction contracts for building several K-Direct Plants that are currently being evaluated by us.

•       On August 4, 2006, we shipped our first unit train of K-Fuel refined coal.

•       On June 28, 2006, we purchased a 700,000 pound per hour Circulating Fluidized Bed coal-fired boiler island. We have unexercised options to purchase two more coal-fired boiler islands. The fixed price for this first coal-fired boiler island is $76 million. As we are primarily focused on the construction of K-Direct facilities in the near term, we are evaluating alternatives for this boiler, including potentially selling it to a third party.

•       On June 14, 2006, we entered into a long term Marketing, Distribution and Transportation Logistics Services Agreement with DTE Coal Services, Inc.

•       On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Co., which continues our strategy to transition from an energy technology company into an energy production company.

•       In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million.

Our consolidated financial statements include all of our wholly owned subsidiaries, including the nine months ended December 31, 2006, for Buckeye Industrial Mining Co. (acquisition date of April 3, 2006).

With the acquisition of Buckeye, we have expanded our segments and our segment presentation. We have identified three segments: our Plant and Licensing segment, Mining segment and Operating segment. Our results of operations are evaluated and allocations of capital resources are based upon the vertical integration and operation of these segments. The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel process and our mine site in Gillette, Wyoming. The Mining segment represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility, the blending facility and mines. The Operating segment is comprised of all other operations.

We incorporate the acquisition of Buckeye into our overall strategy and therefore, we do not operate or evaluate it as other stand-alone coal mining operations might. The value of Buckeye to us is its marketing team and strategic location, rail road loading facility, port dock loading facility on the Ohio River, blending facility and mines and coal reserves.

Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the results of our operations and relevant trends. Discussions of our results related to our segments are presented in the context of our overall results and, unless otherwise indicated, relate to our Operating segment. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant. As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we have begun to generate revenue and incurred more substantial mining costs. In the future, we plan to construct, own and operate K-Direct and K-Fuel production facilities domestically, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties, primarily internationally. As our operations expand, we expect our revenue and cost structure will also increase. The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

Revenue Trends

In the future we expect to generate revenue from the following sources:

•       revenues from production facilities including K-Direct and K-Fuel plants;

•       coal sales from blending our K-Fuel refined coal with other mined coal;

•       coal sales from our Buckeye operations;

•       licensing of our technology, including license fees for constructing a plant and royalty fees for operating a plant; and

•       consulting services to parties who license our technology.

The value and pricing of our K-Fuel refined coal is evolving. Over time, as the market for our product develops, we will adjust the price at which we sell our refined coal. We may be able to charge a premium for K-Fuel refined coal in certain industries and different geographic regions of the United States. Conversely, we may be required to sell K-Fuel refined coal to customers at substantially discounted rates so customers can test combustion, emissions and coal handling through their own systems. Additionally, we may process raw coal provided by potential customers through our Fort Union plant to assess the removal of mercury and reductions in the emission of carbon dioxide, sulfur dioxide, nitrogen oxides and various product handling aspects at little or no cost to the potential customers.

In addition, to the extent that we execute on our vertical integration strategy and acquire companies that conform to our business strategy, we anticipate revenues from those sources as well.

We have granted certain rights and limited licenses for the use of certain K-Fuel technology, which may limit our revenue from production of K-Fuel refined coal to the extent that the rights are exercised.

Expense Trends

Plant costs

We have completed the initial construction and entered the plant start-up phase of our Fort Union plant in Gillette, Wyoming. Plant start-up costs were higher than anticipated and production was less than anticipated due to general start-up issues with this first-of-a-kind plant and the acceleration of initial production runs. The commissioning of the facility at this accelerated pace resulted in a number of plant operating inefficiencies. To eliminate these inefficiencies and optimize the facility, we are continuously modifying, testing, reconfiguring and improving the plant. We believe that the start-up costs incurred are not indicative of future continuous operations and that start-up costs will trend downward in future periods. As our Fort Union plant begins continuous operation and future potential K-Direct and K-Fuel plants are constructed, we will incur additional expenses, the most significant on a per ton basis are:

•       raw material costs;

•       coal transportation costs;

•       outsourced engineering and technical support;

•       fluid processing costs;

•       by-product and water disposal costs;

•       royalty costs, relating to fees we owe to parties who own certain rights that support our patents and proprietary technology, primarily the Koppelman estate.

See further discussion of the royalty owed to the estate of Edward Koppelman in Note 6—Deferred Royalty Costs in Item 8 of this report

Coal mining operating expenses

With the acquisition of Buckeye we expect to incur mine operating expenses including all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility. Additionally, as our Fort Union plant obtains continuous production, we expect to blend our K-Fuel refined coal with prepared and raw coal at Buckeye’s facility and incur the associated shipping and blending costs.

General and administrative expenses

As we continue to pursue vertical integration through acquisitions and joint ventures and generally expand our business including hiring additional personnel at our corporate and plant locations and outsourced professional services, we will incur additional expenses, the most significant of which are:

•       non-cash, share-based compensation;

•       payroll and related burdens;

•       rent and utilities; and

•       professional support fees.

We anticipate that accounting for non-cash, share-based compensation will add approximately $11 million to $13 million per year in the foreseeable future to our expenses. In the event we should achieve certain performance goals, we would significantly accelerate recognition of these costs. Costs such as payroll and related burdens, professional support fees and utilities are variable costs that increase with size and the location. As we expand our vertical integration strategy we expect these costs increase in future periods.

RESULTS OF OPERATIONS

Revenue

Revenues for the year ended December 31, 2006 were $36.7 million compared to $984,000 for the same period ended December 31, 2005. Substantially all the increase was due to our acquisition of Buckeye, which resulted in $35.8 million of revenue in our Mining segment for the nine months ended December 31, 2006 (acquisition date of April 3, 2006). The fluctuations are as follows;

•       Coal revenue includes mined raw and prepared coal sales within our Buckeye operations. Buckeye coal sales, including transportation costs charged to customers, were $30.4 million or $56.32 sales realization per ton sold for the nine months ended December 31, 2006 (acquisition date of April 3, 2006).

•       Brokered coal sales net, include the revenues reduced by costs associated with the purchase of coal from other coal producers, which we ship directly to customers. We recognized $695,000 of net revenue for the nine months ended December 31, 2006 (acquisition date of April 3, 2006) in our Mining segment.

•       Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio. Ash disposal revenues were $4.7 million for the nine months ended December 31, 2006 (acquisition date of April 3, 2006), in our Mining segment.

•       During the year ended December 31, 2006, we recognized $420,000 of revenue related to shipments of K-Fuel refined coal in our Plant and Licensing segment. K-Fuel refined coal sales were less than expected primarily due to less production at our Fort Union Plant. In addition, we sold a portion of our K-Fuel refined coal at discounted rates.

•       In 2000, we entered into a licensing and royalty agreement related to a previous version of our proprietary technology with a third party. During 2005, the equipment relating to the licensing agreement was placed into service. As a result of the equipment being placed into service, we received a cash royalty payment for 2005, in the first quarter 2006. We recognized $150,000 of royalty revenue for 2005 in the first quarter of 2006 in our Plant and Licensing segment. During the second quarter of 2006, we received an annual cash royalty payment for 2006 in the amount of $150,000. We anticipate that we will only recognize future revenue as circumstances dictate, including the receipt of cash payments. This licensing agreement expires in 2007.

•       We recognized revenue of $768,000 from the $7.5 million up-front licensing fee received in December 2004 from Cook Inlet Coal LLC in our Plant and Licensing segment for the year ended December 31, 2005. To date we have completed all of our contractual deliverables for the licensing fee and are waiting for Cook Inlet Coal to provide specific site information before the next phase of revenue recognition can commence.

Revenues for the years ended December 31, 2005 and 2004 were $984,000 and $28,000. For the year ended December 31, 2005, we recognized $768,000 on the $7.5 million up-front licensing fee received in December 2004 in our Plant and Licensing segment as discussed above. Revenues for the period ended December 31, 2004 were insignificant to our operations.

Coal Mining Operating Expenses

Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which represents our mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, blending costs, coal purchases from others used to blend with our coal and other mining related costs. Coal mining operating expenses were $28.9 million for the nine months ended December 31, 2006 (acquisition date of April 3, 2006). The increase in mining costs is attributed to the acquisition of Buckeye in the second quarter of 2006.

SFAS No. 141 requires under purchase price accounting that finished goods inventory be valued at estimated selling prices less a reasonable profit allowance for the selling effort and that raw materials be valued at current replacement costs. We determined that the book value for Buckeye’s raw material inventory as of April 1, 2006 was equal to current replacement cost. For finished goods, we increased the inventory to fair value from a book value of $1.7 million to a fair value of $2 million, for a total increase of $364,000. As a direct result of this purchase price adjustment, the sales of Buckeye’s inventory resulted in a 3% reduction in operating income in our mining operation for the nine months ended December 31, 2006 (acquisition date of April 3, 2006).

Ash disposal

Ash disposal expenses include employee-related costs, consulting, repairs and maintaining culverts and drainage ponds, transportation, heavy equipment costs and other costs associated with the ash disposal facility. Ash disposal expenses were $3.4 million for the nine months ended December 31, 2006 (acquisition date of April 3, 2006).

General and Administrative

The following table summarizes our general and administrative costs for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Employee non-cash, share-based compensation	$9,803	$2,239	$157
Employee-related costs	8,045	6,319	2,090
Non-cash, Arch warrants	1,692	5,803	—
Professional fees	4,113	3,418	5,315
Travel and office costs	2,260	1,468	708
Insurance and other	2,929	1,341	517
Total general and administrative	$28,842	$20,588	$8,787

Employee non-cash, share-based compensation expenses were $9.8 million and $2.2 for the year ended December 31, 2006 and 2005, respectively. The expenses for 2006 relate to (i) stock options outstanding, (ii) restricted stock grants, and (iii) the discount and the fair value calculation for the “look back” provision for employee stock purchases under our Employee Stock Purchase Plan. The increase in non-cash, share-based compensation was in direct correlation with the adoption of SFAS 123(R) as of January 1, 2006. See Note 9—Stock Options, Stock Grants and Employee Benefit Plans for further discussion in Item 8 of this report. Non-cash, share based compensation in 2006 primarily related to restricted stock and option grants to our Chief Executive Officer, Chief Operating Officer and our Chief Technology Officer.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training. Employee-related costs were $8.0 million and $6.3 million for the years ended

December 31, 2006 and 2005, respectively. The increases for the year ended December 31, 2006 were primarily related to an increase in the number of employees, which increased salaries and related burdens. During 2006, we added personnel in many areas, including engineering and business development. In addition, the number of employees increased as a result of the Buckeye acquisition.

During 2005, we entered into two agreements with Arch Coal, Inc. which allowed us to evaluate the potential of constructing and operating a plant at their Coal Creek mine site and required us to issue warrants. In 2006, we extended these agreements to allow additional time for the evaluation of the project. In connection with the extension, the expiration date of the warrants was also extended and, pursuant to SFAS 123R, we were required to recognize an additional $1.7 million of non-cash expense for the year ended December 31, 2006. Based on discussions with Arch Coal, it was mutually agreed not to further extend these agreements. The first agreement expired on September 30, 2006 and the warrant agreement expired on October 31, 2006. As market conditions and other circumstances change we may enter into new agreements with Arch Coal.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs. Professional fees were $4.1 million and $3.4 million for the period ended December 31, 2006 and 2005, respectively. The increases can be attributed to a general overall increase in legal and accounting fees when compared to the same period ended 2005.

Travel and office costs include airfare, lodging, meals, office rent, office supplies, phone and utilities. Travel and office expenses were $2.3 million as compared to $1.5 for the year ended December 31, 2006 and 2005, respectively. The majority of the increase is attributed to our increase in the number of employees at our corporate office and as a result of our acquisition of Buckeye. The increase in the number of employees at our corporate office led to our office expansion in June 2005 and the related increases in rent and utilities. In addition, we increased our travel related to our expanded business development efforts, including travel to our Ohio subsidiary and travel to identify potential sites for future plants. We also saw an increase in travel to our Fort Union plant site by non-plant related employees and management in 2006, as the plant entered the startup phase.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, repair and maintenance, director fees and director expenses. Insurance and other costs for the year ended December 31, 2006 were $2.9 million compared to $1.3 million for the same period ended 2005. The increase can be attributed primarily to an overall increase in property and commercial liability premiums for our Fort Union plant, and our Buckeye operations.

Employee non-cash, share-based compensation expenses were $2.2 million and $157,000 for the years ended December 31, 2005 and 2004, respectively. Non-cash, share based compensation in 2005 primarily related to restricted stock and option grants to our current Chief Executive Officer, Chief Operating Officer and our Chief Technology Officer.

Employee-related costs were $6.3 million and $2.1 million for the years ended December 31, 2005 and 2004, respectively. The increase was primarily related to an increase in the number of employees and related burdens as we hired more employees at our corporate and plant office.

Pursuant to agreements we entered into with Arch Coal, previously described, we issued 2.5 million warrants in 2005 to Arch to purchase our common stock at prices ranging from $15.69 to $20.69. We recognized $5.8 million of general and administrative expense during the year ended December 31, 2005 related to the warrants.

Professional fees were $3.4 million, and $5.3 million for the years ended December 31, 2005 and 2004, respectively. We experienced fluctuations in professional fees due to the following:

•       In 2005, we recognized $3.0 million of non-cash expense related to the issuance of stock to a consultant in exchange for services performed.

•       In 2004 there was a $2.2 million non-cash charge for consulting fees relating to assistance with regulatory issues.

Travel and office costs were $1.5 million and $708,000 for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 was due to additional non-plant related employees and management traveling to our Fort Union plant site and increased international travel related to visits to Lurgi South Africa’s facilities and other business development opportunities. Additionally, we experienced increases in all aspects of office expense due to the expansion of our business and the increase in the number of employees.

Insurance and other expenses were $1.3 million and $517,000 for the years ended December 31, 2005 and 2004, respectively. Increases were attributed to an overall increase in general and commercial liability premiums for our Fort Union plant.

Plant start-up costs

Plant start-up costs include purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs which are reflected in our Plant and Licensing segment.

Plant start-up costs were $26.3 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively. Plant start-up costs were higher than anticipated due to general start up issues with this first-of-a-kind plant and the acceleration of initial production runs. The commissioning of the facility at this accelerated pace resulted in a number of plant operating inefficiencies. We incurred higher feed stock costs as we chose to purchase coal from a nearby mine and incurred trucking costs for the transportation of that purchased coal. Outsourced engineering and employee-related costs were incurred to assist with the acceleration of the initial production. The water handling system was limited in its ability to process water from the production process. Disposal of this excess water required utilizing third parties to transport water to approved disposal sites. This resulted in higher water disposal costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization are comprised of depreciation on our Fort Union plant using the units-of-production method, based on actual tons processed and depreciation on other fixed assets using the straight-line method, depletion, based on actual tons mined at our mine sites in Ohio and Wyoming, and amortization related to our patents. Depreciation, depletion and amortization expenses were $5.5 million for the year ended December 31, 2006 compared to $773,000 during the same period ended 2005. The increases are primarily attributable to the acquisition of Buckeye in the second quarter of 2006.

Depreciation, depletion and amortization expenses were $773,000 for the year ended December 31, 2005 compared to $420,000 during the same period ended 2004.

Research and Development

Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional engineering fees related to off-site testing of our K-Fuel refined coal. Research and development costs were $1.4 million and $1.6 million for the years ended 2006 and 2005, respectively. The decrease is primarily a result of our Fort Union plant entering the start-up phase of operation, which resulted in costs that were previously classified as research and development now being classified as plant start-up costs.

Research and development costs were $1.6 million and $696,000 for the years ended 2005 and 2004, respectively. The majority of the increase can be attributed to an increase in the number of employees and related overhead at our laboratory facilities and increases in new technology development and feasibility studies for future large-scale plant sites. The increased activity at our laboratory facilities was indicative of internal coal testing of our K-Fuel refined coal.

Cost of License and Consulting Revenue

Cost of license and consulting revenue includes costs to transfer our technology related to licensing and royalty agreements, including amortization of deferred royalty costs, salaries and wages of certain personnel and professional fees. Cost of licensing and consulting revenue was $134,000 and $401,000 for the years ended December 31, 2006 and 2005, respectively. The decreases in these costs were in direct correlation to the revenue recognized in 2005 on the licensing agreement we entered into in 2004.

Cost of licensing and consulting revenue was $401,000 and $5,000 for the years ended December 31, 2005 and 2004, respectively. The increases in these costs were in direct correlation to the revenue recognized in 2005 on the licensing agreement we entered into in 2004.

Bad Debt and Asset Impairment Charges

Bad debt and asset impairment charges were $335,000 and $1.3 million for the years ended December 31, 2006 and 2005, respectively. In 2006, we wrote off $295,000 of certain site specific costs, which we were evaluating for a future K-Fuel facility.

Through a series of transactions, Pegasus became indebted to us for $2.7 million. We have rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. During the year ended December 31, 2005, we determined that Pegasus might not have sufficient contracts to continue to meet this obligation. Therefore, we have recorded an allowance for bad debt for the note receivable of $1.3 million. Despite this allowance, we retain all of our rights to collect payments under this note from Pegasus and to demand payment upon certain events of default.

Bad debt and asset impairment charges were $1.3 million for each of the years ended December 31, 2005 and 2004.

In 2004, we incurred $1.3 million plant development impairment primarily related to certain site-specific and plant size-specific costs incurred associated with evaluating three other locations for our Fort Union plant.

Other Income Expense

Interest income, net

Interest income, net was $5.6 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively. The increase is attributed to interest earned on our cash balance, which was significantly higher compared to the same period in 2005, primarily as a result of our public stock offering in February of 2006.

Interest income, net was $1.9 million and $569,000 for the years ended December 31, 2005 and 2004, respectively. The increase is attributed to interest earned on our cash balance, which was significantly higher compared to the same period in 2005.

Other income (expense), net

Other income (expense), net was $1.1 million for the year ended December 31, 2006.

In 2003, we completed an equity exchange transaction pursuant to which we transferred our interest in Pegasus Technologies, Inc. for full ownership of K-Fuel LLC, now part of a wholly owned subsidiary named KFx Technology, LLC. As a part of this exchange transaction, we exchanged an intercompany working capital loan with Pegasus with an outstanding balance of $9.4 million for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction. As a result of a transfer of ownership interests, the earn-out provisions were triggered and we received a payment of $1.1 million from Pegasus as a payment in full satisfaction of the $9.4 million obligation.

Deferred Tax Benefit

We have not reflected a deferred tax benefit, primarily from net operating loss carryforwards, since based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that our deferred tax assets may not be realized. The primary evidence was our history of net operating losses. As we begin to earn revenue and realize net income, we will continue to evaluate our valuation allowance and at such time as there is sufficient evidence that we will utilize at least some portion of our deferred tax assets, we will reverse a related portion of our valuation allowance.

Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income due to certain ownership changes, as defined in Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used part of the proceeds from this offering to fund the acquisition of Buckeye and the construction of our Fort Union plant. We plan on using the remaining funds for new K-Direct and K-Fuel facility construction costs and general corporate purposes.

Our cash will primarily be used to fund operations and for capital expenditures. The capital expenditure budget for 2007 is approximately $25 million to $30 million which will be used for Fort Union completion costs, Buckeye mining and development costs and costs associated with initial K-Direct facilities. After completion of the next phase and upon initiation of definitive agreements, future capital costs will be adjusted to reflect the construction of two new K-Direct facilities.

We believe our cash level is sufficient to support our operations, including the Fort Union plant, start preliminary site investigation, design, permitting and similar long-lead-time activities related to K-Direct plants located on site at coal-fired power generating and industrial facilities and other large-scale K-Fuel plants for at least the next twelve months. However, as we identify strategic opportunities to accelerate construction of K-Direct and large-scale commercial plants, or other agreements such as joint ventures, we will need to obtain additional funding. We plan to seek additional capital from time to time as needed through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures, and (4) fees from additional licensing of our K-Fuel technology. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Payment Obligations

The following table summarizes our future commitments as of December 31, 2006:

	Payments due by period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Operating leases	$1,183	$1,421	$1,437	$1,301	$1,105	$26,060	$32,507
Capital lease and other obligations	100	16	16	8	—	—	140
Purchase commitment obligations	25,268	26,637	9,459	—	—	—	61,364
Consulting and service commitments	4,020	3,045	240	240	—	—	7,545
Total commitments	$30,571	$31,119	$11,152	$1,549	$1,105	$26,060	$101,556

This table does not include accounts payable, accrued expenses nor asset retirement obligations, which are reported in our December 31, 2006 Consolidated Balance Sheets. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

We are obligated under non-cancelable operating leases with initial terms exceeding one year. Rent expense in the years ended December 31, 2006, 2005 and 2004 was $415,000, $242,000 and $226,000, respectively. Included in operating leases is a 50 year port dock lease on the Ohio River, we have the right to cancel this lease upon six months written notice, if we cancelled this lease as of December 31, 2006, we would be obligated to pay only $250,000 of the $25.0 million included in the table.

Purchase commitments include our 700,000 pound per hour Circulating Fluidized Bed coal-fired boiler island that is being constructed. We have the right to cancel this at any time with a 17.5% penalty, if we cancelled this as of December 31, 2006, we would be obligated to pay only $10.7 million of the $61.1 million included in the table.

Consulting and service commitments include agreements with consultants to advise us on proposed legislation and regulations and advocate our interests before the U.S. Congress and regulatory agencies, these agreements are for 18 months. Also included in consulting and service agreements is an agreement for technical and engineering service in which we have the right to cancel upon six months written notice, if we cancelled this agreement as of December 31, 2006, we would be obligated to pay only $1.8 million of the $6.3 million include in the table. Effective February 15, 2007, we amended and restated a service agreement with Bechtel, as a result of this amendment, if we were to cancel early we would be required to pay up to a $5 million termination fee.

Historical View

Cash (Used in) Provided by Operating Activities

Cash used in operating activities was $30.4 million and $12.1 million for the years ended December 31, 2006 and 2005, respectively. The majority of the cash used in operating activities for the year ended December 31, 2006, relates to cash utilized in our on-going operations, as adjusted for non-cash items and changes in operating assets and liabilities. The most significant adjustment to net loss to arrive at cash used in operating activities for the year ended December 31, 2006, were non-cash expense related to the adoption of SFAS 123R and the issuance of stock and warrants for services resulting in a $11.5 million charge and depreciation, depletion and amortization of $5.5 million, primarily from the acquisition of Buckeye.

The most significant adjustments to net loss for the year ended December 31, 2005 were non-cash expense related to the issuance of warrants and options to employees, directors and consultants of $11.0 million, and a $1.3 million non-cash charge to establish and an allowance for a note receivable.

Cash used in operating activities was $12.1 million and cash provided by operating activities was $2.0 million for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2004, we had cash provided by operations primarily due to a cash receipt of $7.5 million related to the license agreement we entered into in December 2004. We received the up-front cash payment but are required to defer and amortize the underlying revenue in our financial statements. The most significant adjustments to net loss to arrive at cash used in operating activities were:

•       Non-cash expense related to the issuance of warrants and options to employees, directors and consultants of $11.0 million and $3.8 million for the years ended December 31, 2005 and 2004, respectively.

•       In 2005, we recorded a $1.3 million non-cash charge to establish an allowance for a note receivable.

•       In 2004, we recorded asset impairments of $1.3 million.

Cash Used in Investing Activities

Cash used in investing activities was $92.9 million and $50.0 million for the years ended December 31, 2006 and 2005, respectively. The majority of the uses of cash relate to the following:

•       We paid $36.9 million to consummate the Buckeye acquisition in 2006.

•       We purchased $17.7 million of marketable securities and received $8.0 million in proceeds from the maturity of marketable securities in 2006.

•       We spent $41.5 million primarily on our Fort Union plant and future plant sites in 2006.

•       We spent $47.1 million primarily on our Fort Union plant in 2005.

•       We had capital expenditures related to other purchases of property and equipment of $5.1 million, and $851,000 for the years ended December 31, 2006 and 2005, respectively, and $1.0 million for purchases of mineral rights and mine development for the year ended December 31, 2006.

•       We were required to restrict cash to serve as collateral of $1.8 million in 2005, to collateralize other contractual obligations and our asset retirement obligation; $1.3 million of restricted cash was released in 2006.

Cash used in investing activities were $50.0 million and $16.3 million for the years ended December 31, 2005 and 2004, respectively. The majority of the uses of cash related to the following;

•       We spent $47.1 million and $12.6 million on our Fort Union plant for the years ended December 31, 2005 and 2004, respectively.

•       We had capital expenditures related to other purchases of property and equipment of $851,000 and $44,000 for 2005 and 2004, respectively.

•       We were required to restricted cash to serve as collateral of $1.8 million and $3.4 million in 2005 and 2004, respectively, to collateralize other contractual obligations and our asset retirement obligation.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2006 was $169.1 million compared to $11.5 million for the same period ended 2005, an increase of $157.6 million. The increase is attributable to the $144.6 million of cash received from our public offering in February 2006 and an increase of $12.9 million of cash proceeds from the exercise of warrants and options.

Cash provided by financing activities for the year ended December 31, 2005 was $11.5 million compared to $69.9 million compared to the same period ended 2004. The majority of our financing activities related to the exercise of options and warrants and the issuance of common stock in private placements. We received cash related to the exercise of options and warrants of $11.7 million and $22.6 million for the years ended December 31, 2005 and 2004, respectively. In addition, in 2004, we generated cash from the issuance of common stock from private placements of $47.4 million.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see the notes to our Consolidated Financial Statements in Item 8 of this Annual Report. These policies and estimates are considered “critical” because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our financial statements in this Annual Report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies.

Revenue recognition.   We recognize revenue when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured. Any up-front fees received are deferred and recognized over the provision of specific deliverables as defined in the agreements. As our history related to customer relationships is limited, we may be required to change the estimated period over which we recognize our revenue as more information becomes available. Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (1) they require management to make assumptions about how long we will retain customers, for which we have limited history; (2) the assessment of whether bundled elements are separable can be subjective; and (3) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material.

Accounts and notes receivable and allowances.   Receivables are recorded at their estimated net realizable value. The allowance for doubtful accounts is determined through an analysis of the past-due status of receivables and assessments of risk regarding collectability. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2006, we had a $1.3 million recorded allowance for doubtful accounts relating primarily to a note receivable.

Capitalization of Costs.   Generally, we expense plant start-up costs as incurred that do not extend the life of the plant or increase production volumes. In addition, we expense mine exploration costs as incurred. Once it has been determined that it is economically feasible to extract coal, we begin to capitalize these costs as premining costs. We have identified the commencement of permitting as the point to begin capitalizing premining costs. Judgment is exercised in determining (i) if costs extend the life of the plant; (ii) if costs increase plant production volumes; and (iii) the feasibility of extracting coal. If these judgments are incorrect, we may capitalize more costs than we otherwise should.

Mineral rights and mine development.   A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized premining costs, are capitalized and depleted to operations using the units-of-production method based on tons produced utilizing only proven and recoverable reserves in the depletion base and are assumed to have no residual value. Premining costs include drilling, permitting, county and state filing fees and the initial overburden removal. We used assumptions such as selling price of coal, costs to mine and a discount rate to value our mines at Buckeye. If the assumptions used to value the proven and recoverable reserves change in the future, we may be required to record impairment charges for these assets.

Useful lives of our long-lived assets.   Selecting the useful lives of long-lived assets to be depreciated, depleted or amortized requires a significant amount of judgment. We placed our Fort Union plant into service in the third quarter of 2006. As this is the first-of-its-kind plant, assumptions were made in order to estimate the total expected production for the life of the plant. These assumptions were primarily based upon research and inquiry of our engineers and out-source engineers. As there is no history on which to base the economic life of the equipment and as we used a number of assumptions and estimates in determining the production of the plant, we may periodically need to re-evaluate the economic life of and production our Fort Union plant and may be required to take additional depreciation expense.

Valuation of long-lived assets.   The valuation of our long-lived and intangible assets, including our Fort Union plant, mineral rights and patents, have significant impact on our results of operations and financial condition. We must assess the realizable value of these assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The estimates and assumptions related to our Fort Union plant are particularly difficult to determine as it is a first-of-its-kind facility. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Asset retirement obligations.   We are required to record the fair value of legally required removal costs and retirement obligations as a liability and we also recorded an offsetting asset. Initially, our asset retirement obligations were recorded at their fair value using an expected cash flow approach, in which multiple cash flow scenarios that reflected the range of possible outcomes and a credit-adjusted risk-free rate were applied. The liability is then accreted over time by applying the interest method of allocation. In determining the initial liability, we must make assumptions regarding estimated future cash flows and other factors. In addition, the rate of accretion is based upon our best estimate of the rate at which cost to complete the reclamation will increase. If these estimates and their related assumptions are incorrect or change in the future, we may be required to increase our obligation.

Accounting for stock grants, options and warrants.   We issue stock grants, options and warrants to employees, board of directors and consultants in connection with our various business activities. In accounting for these awards we are required to make estimates of the fair value of the related instruments, the periods benefited and forfeiture rates. These estimates may affect such financial statement categories as stockholders’ equity and general and administrative expense. If these estimates are incorrect, we may be required to incur additional expense in the future.

Accounting for acquisitions.   The acquisition of businesses is an important element of our strategy. We are required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires us to make significant estimates and assumptions that affect our financial statements. For example, the value and estimated life of assets may affect the amount of future period depletion and depreciation expense for the assets as well as possible impairment charges that may be incurred.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Financial Statement Misstatements.” SAB No. 108 expresses the staff’s view regarding the process of quantifying financial statement misstatements. The interpretations in SAB No. 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this statement did not have a material impact on our financial position or results our operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

In May 2005, the Financial Accounting Standards Board, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. Since adoption, SFAS No. 154 has not had a material effect on our financial position or results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to risks inherent in operations, we are exposed to the following market risks in our business:

We are exposed to market risk due to changes in natural gas prices. Natural gas is used in our K-Fuel process at our Fort Union plant. There has been a generally increasing trend in natural gas prices during the last few years due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating and the severity of, summers affecting industrial demand for electrical generation, among other factors. A hypothetical increase of $1.00 per MMBTU of natural gas prior to the installation of a reboiler and other plant modifications could increase the cost per ton by approximately $2.00 per ton of K-Fuel or approximately $1.5 million annually, assuming the plant is operating at near full design utilization.

Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. We expect to consume 1.6 million to 1.8 million gallons of fuel per year. On a per gallon basis, based on this usage, a change in fuel prices of one cent per gallon would result in an increase in our operating costs of approximately $18,000 per year. Alternatively, a one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs by approximately $720,000.

We are indirectly exposed to fluctuations in fuel commodity prices. To the extent that fuel prices rise or fall, there may be greater or lesser demand for our K-Fuel refined coal. We own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from such interest bearing securities. Currently, we have no significant foreign operations. We were required to establish an irrevocable standby letter of credit in Euros, which will be adjusted to account for the change in foreign currency rates. As these adjustments are made we will either increase or decrease our restricted cash balance. At this time we are still evaluating our exposure to these foreign currency rate adjustments. However, to the extent that we establish significant foreign operations in the future, we may attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. We hold no equity market securities, which are subject to equity market risk relative to our own equity securities.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and

Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting. That attestation report is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, we began to implement a new enterprise-wide software system. During the year ended December 31, 2006, we commenced using the general ledger, accounts payable and procurement applications of the software to record, allocate and report financial transactions. This new system resulted in certain material changes to our internal controls over financial reporting. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. We have tested and evaluated the effectiveness of the key controls over financial reporting related to the general ledger, accounts payable and procurement and determined that they are operating effectively. We plan on implementing additional modules of the enterprise-wide software through the first quarter of 2007. As we implement other modules, our internal control structure will be modified as appropriate.

The implemented and planned system changes were undertaken primarily to improve management reporting and were not undertaken in response to any actual or perceived significant deficiencies in our internal control over financial reporting. Other than the changes related to this new system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Co., which represents a material acquisition for us. Our consolidated financial statements as of December 31, 2006 include the Buckeye operations. In recording the Buckeye acquisition, we followed our normal accounting procedures and internal controls. Our management also reviewed the nine months of operations of Buckeye that are included in our financial statements for the year ended December 31, 2006. In addition, we solicited disclosure information from Buckeye employees using our Section 302 procedures regarding the current business environment in which Buckeye operates. We are continuing to integrate our internal controls into the Buckeye operations and it is contemplated that this effort will continue through the first quarter of 2007. In accordance with SEC guidance, we have not completed our evaluation of the internal controls of Buckeye and, as a result, our conclusion regarding the effectiveness of our internal control over financial reporting does not extend to the internal controls of Buckeye, whose financial statements constitute 18% of total assets and 98% of revenues.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evergreen Energy Inc.
Denver, Colorado

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Evergreen Energy Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Buckeye Industrial Mining Company, which was acquired on April 3, 2006 and whose financial statements constitute 17 percent and 18 percent of net and total assets, respectively, 98 percent of revenues, and 3 percent of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Buckeye Industrial Mining Company. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the change in method of accounting for stock-based compensation.

DELOITTE & TOUCHE LLP
Denver, Colorado
February 28, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information for this item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our directors, executives, officers and employees. Our Code of Business Conduct and Ethics can be found on our web site, which is located at www.evgenergy.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our web site. Any person may request a copy of the Code of Business Conduct and Ethics, at no cost, by writing to us at the following address: Evergreen Energy Inc, 55 Madison Street, Suite 500, Denver, Colorado, 80206, Attention: Investor Relations.

ITEM 11.         EXECUTIVE COMPENSATION

The required information for this item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information for this item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information for this item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information for this item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1)   The following documents are filed as part of this Annual Report on Form 10-K:

The following consolidated financial statements of Evergreen Energy Inc. are filed as part of this report:

15(a)(2)   Financial Statement Schedules.   Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

15(a)(3)   Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to our Form 10-KSB for the year ended December 31, 1993).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.2 to our Form 10-KSB for the year ended December 31, 1993).
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-KSB, as amended, for the year ended December 31, 1995).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company.*
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-Q for the quarter ended June 30, 2006).
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Company.*
3.7	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K filed February 27, 2007).
10.1

Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development Company, and the Koppelman Group dated December 29, 1992 (incorporated by reference to Exhibit 6.1 to our Form 10-KSB for the year ended December 31, 1993).**

10.2	Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group (incorporated by reference to Exhibit 6.7 to our Form 10-KSB for the year ended December 31, 1993).
10.3	Stock Option Plan dated December 16, 1993 (incorporated by reference to Exhibit 6.19 to our Form 10-KSB for the year ended December 31, 1993).**
10.4

Gross Royalty Share Agreement dated August 17, 1995 between the Company and Fort Union, Ltd. (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form SB-2 (File No. 33-97418)).

10.5	Letter of Agreement dated August 15, 1995 between the Company and Edward Koppelman (incorporated by reference to Exhibit 10.53 to our Registration Statement on Form SB-2 (File No. 33-97418)).
10.6

Royalty Amendment Agreement dated June 3, 1996 between the Company, Edward Koppelman and Theodore Venners (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1996).**

10.7	Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L. Patterson (incorporated by reference to Exhibit 10.43 to our Form 10-K for the year ended December 31, 1998).
10.8	Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 1999).**
10.9	1999 Stock Incentive Plan (incorporated by reference from Annex A-1 of the Company’s Proxy Statement filed May 4, 1999).**
10.10	1996 Stock Option and Incentive Plan of KFx Inc. (incorporated by reference to Exhibit 10.1 to our Form 10-K for the year ended December 31, 2000).**
10.11

Addendum to Blanket Contract, No. 142072, dated May 1, 2001, Project—Cinergy NOx Compliance Plan, Addendum dated July 24, 2001 (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2001).

10.12	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 2, 2002).
10.13	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 7, 2002).
10.14	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 3, 2002).
10.15	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2002)
10.16	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 28, 2002).
10.17	Waiver of Penalty Warrants dated September 25, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 27, 2002).
10.18	KFx Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2004).**
10.19	Waiver Agreement dated December 17, 2004 between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.60 to our Form 10-K for the year ended December 31, 2004).**
10.20	Employment Agreement between KFx Inc. and William G. Laughlin (incorporated by reference to Exhibit 10.61 to our Form 8-K filed March 15, 2005).**
10.21	Employment Agreement between KFx Inc. and Robert I. Hanfling (incorporated by reference to Exhibit 10.62 to our Form 10-Q for the quarter ended March 31, 2005).**
10.22	K-Fuel Projects Participation and Development Agreement Dated May 5, 2005 (incorporated by reference to Exhibit 10.63 to our Form 10-Q for the quarter ended March 31, 2005).

10.23	First Amendment to Fourth Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 10.64 to our Form 10-Q for the quarter ended March 31, 2005).
10.24	Employment Agreement between KFx Inc. and Mark S. Sexton (incorporated by reference to Exhibit 10.65 to our Form 8-K filed October 25, 2005).**
10.25	Employment Agreement between KFx Inc. and Kevin R. Collins (incorporated by reference to Exhibit 10.66 to our Form 8-K filed October 25, 2005).**
10.26	KFx Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.67 to our Form S-8 filed November 4, 2005).**
10.27	Option Agreement dated September 28, 2005 between Buckskin Mining Company and KFx Plant III, LLC (incorporated by reference to Exhibit 10.68 to our Form 10-Q for the quarter ended September 30, 2005).
10.28	Employment Agreement between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.69 to our Form 8-K filed December 22, 2005).**
10.29	Business Development and Intellectual Property Rights Agreement, dated January 2, 2003 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 31, 2006).
10.30	Addendum to Business Development and Intellectual Property Rights Agreement, dated January 8, 2004 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 31, 2006).
10.31	First Amendment to the Business Development and Intellectual Property Rights Agreement, dated May 21, 2004 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed January 31, 2006).
10.32	Professional Services Agreement, dated July 16, 2003 (incorporated by reference to Exhibit 99.4 to our Form 8-K filed January 31, 2006).
10.33	Master Agreement between KFx Plant II, LLC and Arch Coal, Inc. dated October 5, 2005 (incorporated by reference to Exhibit 10.74 to our Form 10-K for the year ended December 31, 2005).
10.34	Stock Purchase and Warrants Agreement between KFx Inc. and Arch Coal, Inc. dated October 5, 2005 (incorporated by reference to Exhibit 10.75 to our Form 10-K for the year ended December 31, 2005).
10.35

Marketing, Distribution and Transportation Logistics Service Agreement with DTE Coal Services, Inc. dated June 6, 2006 (incorporated by reference to Exhibit 10.79 to our Form 10-Q for the quarter ended June 30, 2006).

10.36	Amendment to Master Agreement Between KFx Plant II, LLC and Arch Coal, Inc. dated June 29, 2006 (incorporated by reference to Exhibit 10.80 to our Form 10-Q for the quarter ended June 30, 2006).
10.37	Net lease agreement between Company and Seventeenth Street Plaza Realty Holding Company dated November 17, 2006.*
21.1	Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP.*
24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                    Filed herewith.

**             Management contracts and compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.
Date: March 1, 2007	By:	/s/ MARK S. SEXTON
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

Date: March 1, 2007	/s/ MARK S. SEXTON
Mark S. Sexton, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: March 1, 2007	/s/ THEODORE VENNERS
Theodore Venners, Chief Technology Officer and Director
Date: March 1, 2007	/s/ DIANA L. KUBIK
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 1, 2007	/s/ STANFORD M. ADELSTEIN
Stanford M. Adelstein, Director
Date; March 1, 2007	/s/ ROBERT J. CLARK
Robert J. Clark, Director
Date: March 1, 2007	/s/ MANUEL H. JOHNSON
Manuel H. Johnson, Director

Date: March 1, 2007	/s/ ROBERT S. KAPLAN
Robert S. Kaplan, Director
Date: March 1, 2007	/s/ JOHN V. LOVOI
John V. Lovoi, Director
Date: March 1, 2007	/s/ JACK C. PESTER
Jack C. Pester, Director
Date: March 1, 2007	/s/ JAMES S. PIGNATELLI
James S. Pignatelli, Director
Date: March 1, 2007	/s/ W. GRADY ROSIER
W. Grady Rosier, Director
Date: March 1, 2007	/s/ JAMES R. SCHLESINGER
James R. Schlesinger, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evergreen Energy Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Evergreen Energy Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evergreen Energy Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Denver, Colorado
February 28, 2007

EVERGREEN ENERGY INC.
Consolidated Balance Sheets

	December 31,
	2006	2005
	(in thousands, except per share amount)
Assets
Current:
Cash and cash equivalents	$74,518	$28,793
Accounts receivable	6,011	—
Marketable securities	9,758	—
Inventory	1,260	64
Prepaid and other assets	2,351	900
Total current assets	93,898	29,757
Property, plant and equipment, net of accumulated depreciation	106,432	4,679
Construction in progress	23,508	71,612
Mineral rights and mine development, net of accumulated depletion	21,787	—
Restricted cash	3,910	5,198
Deferred royalty cost, less current portion	1,435	1,461
Patents, net of accumulated amortization	1,134	1,123
Other assets	215	342
	$252,319	$114,172
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,695	$1,303
Accrued liabilities	6,572	8,365
Other current liabilities	475	179
Total current liabilities	14,742	9,847
Deferred revenue, less current portion	6,732	6,751
Asset retirement obligations	5,626	3,558
Other liabilities, less current portion	235	375
Total liabilities	27,335	20,531
Commitments and contingencies (note—11)
Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 82,690 and 68,143 shares issued and outstanding, respectively	83	68
Additional paid-in capital	428,298	245,443
Accumulated deficit	(203,397)	(151,870)
Total stockholders’ equity	224,984	93,641
	$252,319	$114,172

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Operating revenues:
Mining	$35,937	$—	$—
K-Fuel refined coal	420	—	—
Licensing	319	787	20
Consulting and other	34	197	8
Total operating revenue	36,710	984	28
Operating expenses:
Coal mining operating costs	32,311	—	—
General and administrative	28,842	20,588	8,787
Plant start-up costs	26,332	1,522	154
Depreciation, depletion and amortization	5,526	773	420
Research and development	1,438	1,605	696
Cost of licensing and consulting revenue	134	401	5
Bad debt and asset impairment	335	1,255	1,313
Total operating expenses	94,918	26,144	11,375
Operating loss	(58,208)	(25,160)	(11,347)
Other income (expense):
Other income (expense), net	1,080	(16)	223
Interest income, net	5,601	1,863	569
Total other income	6,681	1,847	792
Net loss	$(51,527)	$(23,313)	$(10,555)
Basic and diluted net loss per share	$(0.66)	$(0.35)	$(0.18)
Weighted-average common shares outstanding	77,783	66,399	57,928

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.
Consolidated Statements of Stockholders’ Equity
For the Years ended December 31, 2006, 2005 and 2004

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amounts	Capital	Deficit	Total
	(in thousands)
Balance January 1, 2004	52,952	$53	$149,047	$(118,002)	$31,098
Common stock issued on exercise of options and warrants	7,649	8	22,566	—	22,574
Sale of common stock	4,245	4	47,351	—	47,355
Common stock and warrants issued for services	16	—	3,631	—	3,631
Compensation expense for directors, employees and other	(25)	—	157	—	157
Net loss	—	—	—	(10,555)	(10,555)
Balance, December 31, 2004	64,837	65	222,752	(128,557)	94,260
Common stock sold or issued on exercise of options and warrants	3,239	3	11,696	—	11,699
Common stock and warrants issued for services	39	—	8,756	—	8,756
Compensation expense for directors and employees	28	—	2,239	—	2,239
Net loss				(23,313)	(23,313)
Balance, December 31, 2005	68,143	68	245,443	(151,870)	93,641
Common stock issued on exercise of options and warrants	4,258	4	24,615	—	24,619
Common stock issued in public offering, net of offering costs	8,050	8	144,551	—	144,559
Restricted stock issued to escrow agent (related to certain executives)	2,000	2	—	—	2
Common stock issued related to acquisition	119	—	2,194	—	2,194
Warrant extension	—	—	1,692	—	1,692
Share-based compensation expense related to employees and consultants	120	1	9,803	—	9,804
Net loss	—	—	—	(51,527)	(51,527)
Balance, December 31, 2006	82,690	$83	$428,298	$(203,397)	$224,984

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities:
Net loss	$(51,527)	$(23,313)	$(10,555)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and others	11,498	10,995	3,788
Depreciation, depletion and amortization	5,526	773	420
Asset impairment and bad debt	335	1,255	1,313
Asset retirement obligation accretion	229	103	—
Other	(64)	2	(35)
Changes in operating assets and liabilities:
Accounts receivable	(1,402)	—	—
Accounts receivable from related party	—	750	—
Inventory	941	(64)	—
Prepaids and other assets	(808)	(327)	(1,732)
Deferred revenue and other current obligations	278	(718)	7,481
Accounts payable and accrued expenses	4,559	(1,527)	1,362
Cash (used in) provided by operating activities	(30,435)	(12,071)	2,042
Investing activities:
Purchases of construction in progress	(41,455)	(47,084)	(12,570)
Purchases of property, plant and equipment	(5,172)	(851)	(44)
Cash paid for acquisition, net of cash received	(36,913)	(573)	(523)
Purchases of marketable securities	(17,733)	—	—
Proceeds from marketable securities	7,974	—	—
Purchases of mineral rights and mine development	(1,026)	—	—
Restricted cash	1,287	(1,798)	(3,400)
Other	98	322	252
Cash used in investing activities	(92,940)	(49,984)	(16,285)
Financing Activities:
Proceeds from sale or exercise of options and warrants	24,619	11,699	22,574
Proceeds from issuance of common stock, net of offering costs	144,559	—	—
Issuance of common stock and warrants from private placement, net of issuance cost	—	—	47,355
Payments on capital leases and note payable	(78)	(232)	(6)
Cash provided by financing activities	169,100	11,467	69,923
Increase (decrease) in cash and cash equivalents	45,725	(50,588)	55,680
Cash and cash equivalents, beginning of year	28,793	79,381	23,701
Cash and cash equivalents, end of year	$74,518	$28,793	$79,381

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2006, 2005 and 2004

Unless the context requires otherwise, the terms “Evergreen,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries. All references to K-Fuel refer to our patented process and technology.

(1) Business and Summary of Significant Accounting Policies

We are leveraging a vertically integrated, coal-based platform to deliver combined energy, environmental and economic solutions, producing clean, efficient and affordable energy. We intend to meet the specific needs of industrial, international and public utility market customers. We provide economical solutions to environmental emission standards compared to other emission standard alternatives. Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower-emission fuel. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces mercury content up to 70 percent and upon combustion, sulfur dioxide and nitrous oxides by significant amounts. Studies show that the increased efficiency of K-Fuel refined coal will reduce carbon dioxide emissions by beneficial amounts.

On September 26, 2006, in keeping with our strategy to use technology to create cleaner coal for generating power, we began doing business as Evergreen Energy Inc. The name change received formal stockholder approval on November 9, 2006. The name of Evergreen Energy Inc. captures our key attributes, namely our commitment to delivering clean energy and our strategy to vertically integrate our operations.

On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Company for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye’s primary business is to mine, process, blend and sell high quality coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. The acquisition of Buckeye complements our strategy to transition from an energy technology company into an energy production company.

We have completed the initial construction and entered the start-up phase for our Fort Union plant and mine site in Wyoming’s Powder River Basin, or PRB, which is our first plant implementing the K-Fuel process. In the third quarter of 2006, we began shipping K-Fuel refined coal. Initial test burns of K-Fuel refined coal provided us with positive results regarding the characteristics and quality of the K-Fuel refined coal.

Consolidation.   The accompanying consolidated financial statements include the accounts of Evergreen Energy Inc. and our wholly owned subsidiaries. All significant intercompany account balances, transactions and profits (loss) have been eliminated.

Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as asset retirement obligations, mineral reserves, capitalized premining costs, capitalized plant costs, depletion, depreciation, amortization, asset valuations, asset life, revenue, acquisitions, stock option and restricted stock grants and warrants, allowance for bad debts for receivables, taxes, recoverability of assets, impairments, customer retention, reserves and other provisions are reasonable, based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Reclassifications.   Certain prior year balances have been reclassified to conform to the current year presentation.

Fair value of financial instruments.   The carrying amount of cash and cash equivalents, accounts receivable, marketable securities, other current assets, accounts payable, accrued liabilities and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments.

Cash and cash equivalents.   Cash and cash equivalents consist of highly liquid investments that consist primarily of short-term money market instruments and overnight deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase. We utilize and invest with financial institutions that are sound and of high credit quality. Our investments are in low-risk instruments and we limit our credit exposure in any one institution or type of investment instrument based upon criteria including creditworthiness.

Marketable securities.   Marketable securities consist of short-term commercial paper and Federal Government Agency reset bonds with original maturities greater than three months but less than twelve months. We have classified our marketable securities as held-to-maturity as we have the intent and ability to hold those securities to maturity. Such securities are recorded at cost, which approximates fair value.

Receivables and allowance for doubtful accounts.   Accounts receivable and note receivable, which is reflected in prepaids and other assets, are recorded at their estimated net realizable value. As of December 31, 2006, three customers from our Mining segment accounted for 26%, 14% and 11% of total accounts receivable, respectively, while one customer from our Mining segment accounted for 12% of total revenues from operations. The allowance for doubtful accounts is determined through an analysis of the past-due status of accounts receivable and assessments of risk regarding collectability. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2006 and 2005, we have an allowance for doubtful accounts of $1.3 million, primarily relating to a note receivable.

Inventory.   Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market. Our practice is to value coal based on the average cost method by the applicable type of coal. Inventory consisted of $1.2 million of washed or prepared coal and $104,000 of spare parts and supplies as of December 31, 2006 and $64,000 of spare parts and supplies as of December 31, 2005, all classified as finished goods.

Plant, property and equipment.   Plant, property and equipment consists of our Fort Union plant, wash plant facility, buildings, furniture and fixtures, computers, vehicles, leasehold improvements, coal handling system, water treatment equipment, injection wells and land. Expenditures that extend the useful lives of the assets or increase production capacity are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. We begin depreciation on property, plant and equipment assets once the assets are placed into service. Depreciation expense is computed using the straight-line method over the estimated useful lives of the property and equipment or units-of-production method using total processed tonnage for our Fort Union plant.

Construction in progress.   All costs that are directly related to the engineering, design, purchase or fabrication of plant equipment and are expected to be used in a commercial K-Direct or K-Fuel plant project are capitalized. All costs that are directly related to, or allocable to, developing a specific K-Direct or K-Fuel plant site are capitalized and separately identified as belonging to that site. Costs incurred to develop coal mines or to expand the capacity of operating mines are capitalized. Costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to operating costs as incurred. Employee-related costs directly related to construction are also capitalized during the construction phase. Any cost that is not directly related to specific equipment or development of a specific site is expensed.

Mineral rights and mine development.   A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized premining costs, are depleted to operations using the units-of-production method based on tons produced utilizing only proven and recoverable reserves in the depletion base and are assumed to have no residual value. Premining costs include drilling, permitting, county and state filing fees and the initial overburden removal. Also, included in mineral rights are the costs to establish the related asset retirement obligations. The leases have primary terms ranging from 3 to 10 years and substantially all of the leases contain provisions that allow for automatic extension once mining commences and for as long as some mining activity continues.

Restricted cash.   We have restricted cash set aside as collateral pledged toward our asset retirement obligation and to secure certain other obligations. Until the asset retirement obligation is relieved and our other obligations are fulfilled, the cash will remain restricted.

Patents.   All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development. Patent application costs, generally legal costs, thereafter incurred are capitalized. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents.

Health care costs.   We are self-insured, subject to a stop-loss policy, for individuals and all participants as a group, for our employee’s health care costs. The liability for outstanding medical costs has been estimated based on historical claims and is included in accrued liabilities in our consolidated balance sheet.

Asset retirement obligations.   We value all asset retirement costs, for which we have a legal obligation, and record all such costs as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period or depleted using actual tons mined or actual tons produced. The liability is then accreted over time by applying an interest method of allocation to increase the liability. We have identified legal retirement obligations related to our project site near Gillette, Wyoming and our surface and deep mines in Ohio.

Exploration costs.   Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract coal and the permitting process has been initiated, the costs incurred to further delineate and develop the mine are considered premining costs and are included in construction in progress in our consolidated balance sheets.

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

Revenue.   We recognize revenue when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured. Any up-front fees received are deferred and recognized over the provision of specific deliverables as defined in the agreements. As our history related to customer relationships is limited, we may be required to change the estimated period over which we recognize our revenue as more information becomes available. Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

We recognize revenue from coal sales at the time risk of loss passes to the customer, either at our shipping point or upon delivery, depending on contractual terms. When sales include delivery to the customer, transportation costs are billed by us to our customers. We had $5.9 million of transportation costs included in cost of sales and $5.9 million of revenue included in mining revenue for the year ended December 31, 2006. Ash disposal revenue is recognized when coal combustion bi-products are received at our ash disposal facility.

Brokered coal.   We act as an agent in certain transactions involving the brokering of coal produced by others. As we generally do not take title to the coal or bear the risk of loss, we have recognized the net amount of profit related to the transactions in our consolidated statements of operations in mining revenue.

Research and development.   Costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies are considered research and development costs until such time as the modification or new technology is ready for protection through patent and are expensed when incurred. These costs are primarily comprised of costs associated with the operation of our laboratories, pilot plants and operations of certain of our subsidiaries, including salaries and wages, supplies, repair and maintenance, general office expenses and professional fees. Once patents are applied for, certain of these costs were capitalized as a cost of obtaining the patents. Additionally, as our Fort Union plant has been placed into service, certain of these costs are now considered plant start-up costs and are expensed as incurred.

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

Deferred income taxes.   We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate future taxable income becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. We evaluate the deferred tax assets annually and assess the need for the valuation allowance.

Comprehensive income.   Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2006, 2005 and 2004, we had no transactions that were required to be reported as adjustments to determine comprehensive income.

Advertising costs.   We recognize advertising expense when incurred. Advertising expense was $116,000, $3,000 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Accounting for stock grants, options and warrants.   On January 1, 2006, we adopted Statement of Financial Accounting Standards 123R, “Share-Based Payments”, or SFAS 123R. We issue stock grants, options and warrants to employees, board of directors and consultants in connection with our various business activities. These are accounted for in accordance with the provisions of SFAS 123R and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” as well as other authoritative accounting pronouncements. We are required to make estimates of the fair value of the related instruments and the period benefited.

Stock-based compensation.   Prior to the adoption of SFAS 123R, we accounted for share-based payment awards in accordance with Accounting Principals Board 25 “Accounting for Stock Issued to Employees”, which generally provided that no compensation expense was recorded in connection with the granting of employee and non-employee directors stock options if the options were granted at prices at least equal to the fair value of the common stock at date of grant. Stock options granted to employees and non-employee directors were measured using the Black-Scholes option pricing model and reflected in our proforma disclosures pursuant to Statement of Financial Accounting Standard 123 “Accounting for Stock-Based Compensation.” Stock options and other share-based payments granted to non-employees were accounted for in accordance with SFAS No. 123, and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Accordingly, stock options granted to non-employees were measured using the Black Scholes option pricing model and reflected in the consolidated financial statements under guidance of SFAS 123 over the expected service period.

Had compensation expense for our stock options granted to employees and directors been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, our pro forma net loss and net loss per share would have been reported as follows:

	Year ended December 31, 2005	Year ended December 31, 2004
	(in thousands, except per share amounts)
Net loss, as reported	$(23,313)	$(10,555)
Less: Share-based employee compensation expense included in reported net loss	1,230	229
Total share-based employee compensation expense determined under a fair value based method	(7,338)	(2,781)
Pro forma net loss	(29,421)	(13,107)
Basic and diluted net loss per share, as reported	$(0.35)	$(0.18)
Pro forma basic and diluted net loss per share	$(0.44)	$(0.23)

For pro forma calculations, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

	Year ended December 31, 2005	Year ended December 31, 2004
Weighted-average:
Risk free interest rate	3.89%	4.08%
Expected option life (years)	6.7	7.0
Expected volatility	67%	70%
Expected dividends	None	None

The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued is not known and assumptions used to determine fair value vary significantly.

Net loss per common share.   Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency. During the fourth quarter of 2005, we granted 2 million shares of restricted stock to our Chief Executive Officer, or CEO, Chief Technology Officer, or CTO, and Chief Operating Officer, or COO, which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement. Such shares were transferred to an escrow agent during the first quarter of 2006. As a result of the transfer, such shares are reflected as outstanding in the Consolidated Financial Statements. However, as the vesting criteria have not yet been attained, they are excluded from the net loss per share calculations due to the contingent status of the shares.

The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss. Our total incremental potential common shares outstanding as of December 31, 2006, 2005 and 2004 were 16.1 million, 22.9 million and 19.4 million, respectively, and are comprised of outstanding stock options, restricted stock grants and warrants to purchase our common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Recently adopted accounting pronouncements.   In September 2006, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 108, or SAB No. 108, “Financial Statement Misstatements.” SAB No. 108 expresses the SEC staff’s view regarding the process of quantifying financial statement misstatements. The Interpretations in SAB No. 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on our financial position or results our operations.

In May 2005, the Financial Accounting Standards Board, or FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

Recently issued accounting pronouncements.   In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

(2) Acquisitions

Buckeye Acquisition

On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at $2.2 million. We incurred $1.0 million in acquisition costs and reimbursed Buckeye’s former parent $900,000 for cost incurred relating to capital projects. Buckeye’s primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure and coal reserves. The expected benefits of the acquisition include the addition of an experienced coal marketing and mining team and cash flow. Their operations have been included in our consolidated financial statements for the nine months ended December 31, 2006, as of the effective purchase date of April 3, 2006.

The acquisition of Buckeye has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations, or SFAS 141, with us being treated as the acquirer. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition (in thousands):

Cash	$—
Accounts receivable	4,649
Inventory	2,138
Other current and long-term assets	743
Property, plant and equipment	7,812
Ash disposal facility	7,557
Mineral rights and mine development	20,720
Construction in progress	1,442
Total assets acquired	45,061
Less: Current liabilities assumed	4,182
Asset retirement obligations	1,772
Net purchase price	$39,107

Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2005.

	December 31,
	2006	2005
	(in thousands)
Revenue	$49,766	$50,751
Net loss	$(51,284)	$(18,342)
Basic and diluted net loss per share	$(0.66)	$(0.28)

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

The operating results, including revenue and net income for the years ended December 31, 2005 and 2004 were insignificant. Therefore, pro-forma results as if the acquisition had occurred at the beginning of the period are not presented. As of August 1, 2006, MR&E was legally merged into KFx Operations, a wholly owned subsidiary.

Landrica Acquisition

On May 21, 2004, we acquired all of the outstanding stock of Landrica Development Company from Wyodak Development Corporation for cash of $523,000 and assumption of an asset retirement obligation of $2.7 million. The results of Landrica have been included in the consolidated financial statements from the date of acquisition. Landrica owns a coalmine and related assets that include land, buildings, coal handling equipment, a railroad loop and other pieces of equipment and property. See further discussion of our asset retirement obligation in Note—3 Construction in Progress, Mineral Rights and Mine Development and Property, Plant & Equipment.

Since Landrica was not operating the mine during 2004 the operating results, including revenue and net income were immaterial. Therefore, proforma results as if the acquisition had occurred at the beginning of the respective period are not presented.

(3) Construction in Progress, Mineral Rights and Mine Development and Property, Plant & Equipment

Construction in progress consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Fort Union plant and operating equipment	$4,478	$67,889
Train loadout silo	—	2,410
Future plant sites and equipment	13,981	—
Mine and site improvements	2,597	—
Mining equipment refurbishment	2,307	1,313
Other	145	—
Total construction in progress	$23,508	$71,612

Total construction in progress includes:

•       $2.6 million and $7.6 million of accrued costs as of December 31, 2006 and 2005, respectively, and

•       $726,000 of capitalized asset retirement cost as of December 31, 2005.

In 2006, we impaired assets of $295,000 relating to certain sites specific costs, which we were evaluating for a future K-Fuel facility.

In 2004, we impaired assets of $1.3 million related to certain site-specific and plant size-specific costs incurred associated with evaluating three other locations for our Fort Union plant.

Property plant and equipment consisted of the following:

		December 31,
	Lives	2006	2005
	(in years)	(in thousands)
Fort Union plant and equipment	—	$84,093	$—
Machinery and equipment	3-15	12,189	4,355
K-Fuel demonstration facility	—	10,924	10,924
Ash facility and wash plant	5-10	8,526	—
Other	3-30	6,792	1,541
Total		122,524	16,820
Less accumulated depreciation		(16,092)	(12,141)
Property, plant and equipment, net of accumulated depreciation		$106,432	$4,679

During the third quarter 2006, we placed our Fort Union plant into service and as a result moved $84.1 million of costs from construction in progress to property, plant and equipment. We are depreciating all Fort Union plant assets on a units-of-production method, based on actual tonnage processed through the plant. We are depreciating all other property, plant and equipment on the straight line method over the estimated useful life of the assets. Our K-Fuel demonstration facility is fully depreciated.

Property, plant and equipment includes:

•       $919,000 of accounts payable and accrued liabilities as of December 31, 2006.

•       $794,000 of capitalized asset retirement cost as of December 31, 2006.

Mineral rights are comprised of leases and mine development from the acquisition of Buckeye and our mine site in Wyoming. Costs are capitalized during the premining phase and are depleted using the units-of-production method based on actual tons mined. We entered the production phase in a portion of our Gillette mine site and mined and sold raw coal in the second quarter of 2006. As we have entered the production phase, we have placed a portion of our Gillette mine site into service and are depleting the mine site using the units-of-production method based on tonnage mined. A portion of our Gillette mine site was moved from mine and site improvements in construction in progress to mineral rights and mine development in our consolidated balance sheet in the second quarter of 2006. As we are incurring costs to continue developing a new site at our Gillette mine, we are capitalizing these new costs as mine and site improvements and they are recorded in construction in progress on our consolidated balance sheet.

Depreciation and depletion expense was $5.3 million, $563,000, and $268,000 in 2006, 2005 and 2004, respectively

Asset Retirement Obligation

Our asset retirement obligations relate to our surface and deep mines in Ohio, our Gillette, Wyoming mine site, and the improvements we have made at the site on which our Fort Union plant and train loadout silo are located. The following table reconciles the change in the asset retirement obligation during the year:

Changes in Asset Retirement Obligations
(in thousands)
Balance at January 1, 2006	$3,558
Liability incurred	1,818
Liability settled	—
Accretion	250
Balance at December 31, 2006	$5,626

The liability incurred in 2006 primarily relates to the acquisition of Buckeye, for which we have allocated the asset retirement cost to the underlying assets based the fair value using an expected cash flow approach, in which multiple cash flow scenarios that reflected the range of possible outcomes and a credit-adjusted risk-free rate were applied. The liabilities are then accreted over time by applying an interest method of allocation. As the assets are placed into service we are depreciating and depleting the related assets on a units-of-production method based on actual tonnage processed and actual tonnage mined.

(4) Patents

Patents consisted of the following:

		December 31,
	Lives	2006	2005
	(in years)	(in thousands)
Domestic and foreign patents granted	5 to 20	$1,944	$1,880
Domestic and foreign patents pending	—	350	274
Total patents		2,294	2,154
Less accumulated amortization		(1,160)	(1,031)
Net book value		$1,134	$1,123

Patent amortization expense, including amortization of existing patents, was $178,000, $210,000 and $152,000 in 2006, 2005 and 2004, respectively. We estimate amortization expense of approximately $130,000 for each of the years ending December 31, 2007, 2008, and 2009.

Most of our early patents are near their expiration dates. Our later patents will not expire until 2018 through 2021. While our current issued patent protection covers what we believe are certain unique aspects of our K-Fuel process as it is currently conducted, not all of the claims we filed were allowed. The application has been re-filed to conform to the examiner’s comments and we expect some of the claims to be granted as re-filed.

(5) Note Receivable

Through a series of transactions Pegasus Technologies Inc. became indebted to us for $2.7 million. The note receivable bears interest at 7% and payments are due pursuant to an assignment of certain cash payments received by Pegasus. We have rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. As of December 31, 2006 and 2005 the net balance of this note receivable was $87,000 and $463,000, respectively.

During the year ended December 31, 2005, we determined that Pegasus might not have sufficient contracts to continue to meet this obligation. Therefore, we recorded an allowance for bad debt for the note receivable of $1.3 million. Despite this allowance, we retain all of our rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. As of December 31, 2006, we believe the net remaining balance of $87,000 is collectible.

In 2003, we completed an equity exchange transaction pursuant to which we transferred our interest in Pegasus for full ownership of K-Fuel LLC, now part of a wholly owned subsidiary named KFx Technology, LLC. As a part of the exchange transaction, an intercompany working capital loan from us to Pegasus with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction. As a result of a transfer of ownership interests in 2006, the earn-out provisions were triggered and we received a payment of $1.1 million from Pegasus as a payment in full satisfaction of the $9.4 million obligation, which is reflected in other income.

(6) Deferred Royalty Costs

Deferred royalty costs were comprised of deferred costs related to the issuance of license for K-Fuel and a one-time payment made to Mr. Edward Koppelman, the inventor of the K-Fuel process.

	December 31,
	2006	2005
	(in thousands)
Deferred royalty costs related to issuance of licenses for K-Fuel	$1,015	$1,019
Payment to Mr. Koppelman	425	447
Total deferred royalties	1,440	1,466
Less current portion	(5)	(5)
Deferred royalty costs	$1,435	$1,461

The deferred royalty costs associated with the issuances of licenses for K-Fuel represent the licensing fees paid to the Koppelman estate, described below. Such costs are amortized over the same period as the deferred revenue related to the underlying contracts.

In 1996, we entered into a royalty amendment agreement with Mr. Koppelman, or subsequent to his death, the Koppelman estate, that reduced the cap for payments by $500,000 to $75.2 million and set the royalty percentage at 25% of our worldwide licensing and royalty revenue, as defined in the agreement. In addition, Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology. We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment. The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses. As a result, the payment has been reflected in deferred royalty costs in our Consolidated Balance Sheets. We are amortizing the $500,000 payment as license revenue is generated. As of December 31, 2006, there is $73.0 million remaining under the cap. Also, see discussion in Note 11—Commitments and contingencies—Royalties and Other Rights.

Mr. Theodore Venners, our CTO, is entitled to 50% of net royalties paid to the Koppelman estate. In December 2004, Mr. Venners entered into a waiver agreement with us, under which he agreed to assign his right to payments that became due to him from the estate in connection with the license arrangement entered into in 2004. Pursuant to the waiver, Mr. Venners was obligated to remit any proceeds he received related to this license agreement to us. In February 2005, we paid the previously accrued $1.9 million due to the estate and the estate remitted Mr. Venners’ portion directly back to us.

(7) Accrued liabilities

Accrued liabilities consist of:

	December 31,
	2006	2005
	(in thousands)
Employee-related	$2,402	$1,315
Services or goods received, not invoiced	2,240	6,129
Use tax	889	802
Other	1,041	119
Total accrued liabilities	$6,572	$8,365

Employee-related includes paid time off, payroll and bonuses. Services or goods received not invoiced primarily consists of goods and services at our Fort Union plant. Use tax represents accrued sales and use tax primarily related to our Fort Union plant.

(8) Stockholders’ Equity

On February 1, 2006, we filed a shelf registration statement on Form S-3 with the SEC. Under this universal shelf registration statement, we have the capacity to offer and sell securities from time to time, including common stock, preferred stock, debt securities, warrants and units. Again on February 1, 2006, we filed a preliminary prospectus supplement to the shelf registration statement to sell 5 million shares in a public offering. On February 3, 2006, we filed an amendment increasing the number of shares to 7 million (plus an over allotment of 1,050,000). The final prospectus was declared effective on February 3, 2006.

On February 8, 2006, we sold 7 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering. On February 27, 2006, the underwriters exercised in full their over allotment option, purchasing an additional 1.1 million shares of common stock. Including the over-allotment, the offering totaled approximately 8.1 million shares of common stock at a price of $18.75, resulting in net proceeds of $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used the proceeds from this offering to fund the acquisition of Buckeye, the completion of our Fort Union plant and general corporate purposes.

On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at approximately $2.2 million. We incurred $1.0 million in acquisition costs and reimbursed Buckeye’s former parent $900,000 for cost incurred relating to capital projects.

During the fourth quarter of 2005, we sold 191,000 shares of our common stock to Arch Coal Inc. for proceeds of $3 million, which were used for general corporate purposes. The shares were sold in connection with the execution of two agreements with Arch, which (1) allowed us to evaluate the potential of constructing and operating a plant at their Coal Creek mine site located in the Powder River Basin and (2) required us to issue warrants. We issued 2.5 million warrants to Arch to purchase our common stock. See further discussion of the warrants in Note 10—Warrants.

Based on discussions with Arch Coal, we mutually agreed not to further extend these agreements. The first agreement expired on September 30, 2006 and the warrant agreement expired on October 31, 2006. As market conditions and other circumstances change we may enter into new agreements with Arch Coal.

During the second quarter of 2004, we sold 245,400 shares of common stock to Arch Coal for gross proceeds of $2 million and incurred $5,000 in placement costs. We used these proceeds for general corporate purposes. On November 24, 2004, we sold 4 million shares of our common stock, in a private placement to a limited number of accredited investors, at $12.00 per share, resulting in net proceeds of

$45.4 million. We used $39.2 million of the proceeds for future plant and project development and $6.2 million for working capital needs.

During 2002, we entered into a series of transactions with three investor groups whereby we issued a total of 6.8 million shares of our common stock and 14.4 million warrants. The investors have certain rights pursuant to an investor rights agreement, including the right for one group to select two persons to serve on our Board of Directors. As a result, Richard Spencer, manager of Westcliff Capital Management LLC, was added to our Board of Directors. In the third quarter of 2006, Mr. Spencer resigned from the board of directors to pursue other business opportunities with us. He has not yet been replaced. This provision remains in force until the investors hold less than 400,000 shares of our common stock. During 2005, we renegotiated the investor rights agreement executed in connection with the issuance of the shares in 2002 to provide us greater flexibility in constructing and operating plants. Subsequent to the renegotiation, we and the investors have the following rights:

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

(9) Stock Options, Stock Grants and Employee Benefit Plans

We have five qualified stock plans, under which 12.5 million shares were reserved and 4.2 million shares are available for grant as of December 31, 2006. Pursuant to these plans we granted stock options, restricted stock and stock appreciation rights to directors, employees and outside consultants. In the past, we have also issued stock related to various compensation and fee agreements with certain employees that were not issued from our five plans. These grants were made pursuant to certain American Stock Exchange Rules. All but one of the five qualified plans has been registered with the Securities and Exchange Commission. The non-plan awards are generally registered with other registration statements that we periodically file. The five qualified stock plans and the non-plan awards are collectively referred to as “the plans.”

These plans are administered by the Compensation Committee of our Board of Directors, or the Committee, which has the authority to determine the specific terms of awards under these plans, including exercise price and vesting term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options. The Committee can accelerate the vesting of an outstanding award at its sole discretion. Certain of the plans contain provisions requiring the acceleration of vesting of all outstanding awards in the event of a change in control, as defined in those plans. Stock options granted under the plans generally expire not more than ten years from the date of grant

In the future we plan to grant restricted stock to our employees and stock options to our non-employee directors.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, or SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to non-employee directors and employees including stock options, restricted stock grants and stock purchases related to our employee stock purchase plan, or ESPP, based on estimated fair values. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25 and related interpretations for periods beginning January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123R; we have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R, using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $9.8 million, which related to (i) stock options, (ii) restricted stock grants and (iii) the discount and the fair value calculation for our “look back” provision for employee stock purchases under our ESPP. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods, including the years ended December 31, 2005 and 2004, have not been restated to reflect the impact of SFAS 123R.

Under the guidance of SFAS 123R we are required to estimate the fair value of share-based payment awards on the grant date. We use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. Prior to the adoption of SFAS 123R, we accounted for share-based payment awards in accordance with APB 25, which generally provided that no compensation expense was recorded in connection with the granting of employee and non-employee directors stock options if the options were granted at prices at least equal to the fair value of the common stock at date of grant. Stock options granted to employees and non-employee directors were measured using the Black-Scholes option pricing model and reflected in our pro-forma disclosures pursuant to SFAS 123. Stock options and other share-based payments granted to non-employees were accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18. Accordingly, stock options granted to non-employees were measured using the Black Scholes option pricing model and reflected in the consolidated financial statements under guidance of SFAS 123 over the expected service period.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS 123R also requires us to estimate forfeitures at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. Historically, the majority of option grants outstanding were to executives, consultants and to our CTO. We have estimated the forfeiture rate on each of these groups based upon historical data. We granted restricted stock awards to non-executive employees during the year ended December 31, 2006. We have based the forfeiture rate for this stratification on the historical data of the executive stratification, as we have no historical data for non-executive employees. Lastly, during the fourth quarter of 2005, we granted restricted stock awards to our CEO, CTO and to our COO, which contain accelerated vesting provisions. Our best estimate of forfeitures for these grants is that they all will vest and, as a result, we have not reduced our expense by estimated forfeitures. In prior periods, our pro-forma disclosure under SFAS 123 did not include an estimate of forfeitures and, instead, accounted for forfeitures as they occurred.

We use the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions including volatility of our stock price, the weighted average risk-free rate, and the weighted average expected life of the options. As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The following table summarizes the assumptions used to value stock options grant in 2006:

Year Ended December 31, 2006
Weighted-average:
Risk free interest rate	4.78%
Expected option life (years)	3
Expected volatility	57%
Expected dividends	None

The volatility assumption is based on the historical weekly price data of our stock over a period equivalent to the expected life of the options. We evaluated whether there were factors during the period which were unusual and which would distort the volatility figure used to estimate future volatility and concluded that there were no such factors.

The risk-free interest rate assumption is based upon the note principal U.S. Treasury Strips rates determined at the date of grant. The expected life of the stock options represents the life of the option up to the expiration date. This is based upon an analysis of the historical exercise pattern of our employees and directors.

The following table reflects our recorded share-based compensation for the year ended December 31, 2006 under SFAS 123(R):

Year Ended December 31, 2006
(in thousands)
Share-based compensation expense included in reported net loss	$9,803
Earnings per share effect of share-based compensation expense	$(0.13)

We have recognized $9.8 million, $2.2 million and $157,000 in non-cash compensation expense related to our employees and directors for the years ended December 31, 2006, 2005 and 2004, respectively, which are reflected in general and administrative expenses. We have recognized $0, $3.0 million and $3.6 million in stock-based compensation expense related to non-employees for the years ended December 31, 2006, 2005 and 2004, respectively, which are reflected in general and administrative expenses and related to services performed. The more significant transactions and expenses are described below.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We have calculated a winfall of $4.0 million, which represents the excess of stock-based compensation taken on tax returns over what we had recorded in the proforma disclosure in our Consolidated Financial Statements. Since we have fully allowed for our deferred tax asset, we were not required to record this difference in our Consolidated Financial Statements

Stock Option Grants

Stock options granted under the plans to employees generally vest over five years from the grant date until fully vested. Stock options granted to directors usually vest 100% on date of grant. All stock options granted during each of the three years ended December 31, 2006 were at exercise prices that were equal to or greater than the fair market value of our common stock on the date of grant. The following table summarizes our stock option activity, including both plan and non-plan options, for the three-year period ended December 31, 2006:

	Years Ended December 31,
	2006		2005		2004
	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share
	(shares in thousands)
Outstanding, beginning of period	4,678	$10.36	4,771	$5.26	4,453	$3.16
Granted	50	12.31	2,200	11.50	1,800	9.18
Exercised	(555)	5.91	(1,813)	3.65	(1,395)	3.48
Expired and forfeited	(129)	9.40	(480)	7.75	(87)	2.75
Outstanding, end of period	4,044	$10.86	4,678	$10.36	4,771	$5.26
Options exercisable and expected to vest as of December 31, 2006	3,667	$10.51
Options exercisable, end of period	2,115	$8.49	2,033	$6.52	3,251	$3.73

Plan and non-plan stock options outstanding and exercisable as of December 31, 2006 are summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$2.75 - $3.00	293	3.2	$2.75	283	$2.75
$3.01 - $6.00	720	2.6	4.06	660	4.07
$6.01 - $9.00	250	3.8	8.13	250	8.13
$9.01 - $12.00	280	4.2	9.55	100	9.90
$12.01 - $15.00	2,091	5.1	13.71	732	13.52
$15.01- $18.71	410	5.1	16.58	90	16.77
	4,044	4.4	10.86	2,115	8.46

The following table summarizes the grant date fair value of our stock option activity, including both plan and non-plan options, during the year ended December 31, 2006:

	Total	Weighted-Average Grant Date Fair Value
	(shares in thousands)
Non-vested, beginning of period	2,645	$12.10
Granted	50	5.14
Vested	(637)	12.62
Expired and forfeited	(129)	9.72
Non-vested, end of period	1,929	$13.53

The aggregate intrinsic value of stock options is the difference between our closing stock price on December 31, 2006 and the exercise price multiplied by the number of options. The total intrinsic value of options exercised were $4.6 million, $21.8 million and $7.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Of the 4.0 million options outstanding 1.5 million had exercise prices less than the closing price of our common stock at December 31, 2006. These options had an aggregate intrinsic value of $6.9 million at December 31, 2006.

Of the 2.1 million options exercisable 1.2 million had exercise prices less than the closing price of our common stock at December 31, 2006. These options had an aggregate intrinsic value of $6.2 million at December 31, 2006.

Of the 3.7 million options exercisable and expected to vest 1.5 million options had exercise prices less than the closing price of our common stock at December 31, 2006. These options had an aggregate intrinsic value of $6.9 million at December 31, 2006.

We have granted 50,000, 2.2 million and 1.8 million shares of stock options to our employees, directors and consultants for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2005 and 2004 were $14.32 and $9.18, respectively.

The total fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 were $5.4 million, $3.4 million and $5.7 million, respectively

As of December 31, 2006, total unrecognized compensation expense related to nonvested stock options was $12.4 million. This expense is expected to be recognized over a weighted-average period of 2.88 years.

During the year ended December 31, 2005, we granted 250,000 stock options to our CTO that vested upon achievement of certain operational criteria related to our Fort Union plant. The operational criteria for our Fort Union plant were achieved in March 2006, at which time 20% vested and 20% vest annually thereafter on the anniversary date of the grant. We recorded $543,000 and $281,000 of non-cash expense related to this award during the years ended December 31, 2006 and 2005, respectively

In February 2005, we granted a total of 1 million options to our President. All of the options qualified as inducement options as defined by the American Stock Exchange, were not issued pursuant to a plan and vest 20% per year beginning in January 2006.

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

Restricted Stock Grants

In the fourth quarter of 2005, the committee began to grant restricted stock, rather than stock options, to employees and officers. Restricted stock grants issued to employees under the plans generally vest over three years from grant date until fully vested. Restricted stock grants to certain executive officers, contain accelerated vesting criteria and are more fully described below. In the fourth quarter of 2006, we began to grant restricted stock awards to employees that contain time and performance vesting criteria. These grants usually vest over a three year period with one-third vesting each year, only if the agreed upon performance criteria have been achieved. In the future, we plan to continue to grant a combination of time-based and time-and-performance-based restricted stock awards.

The following table summarizes our restricted stock grant activity for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Outstanding beginning of period	2,100	—	—
Granted	296	2,240	—
Vested	(20)	(140)	—
Expired and forfeited	(12)	—	—
Outstanding end of the period	2,364	2,100	—
Outstanding and expected to vest as of December 31, 2006	2,303

The aggregate intrinsic value of restricted stock outstanding at December 31, 2006 was $23.5 million.

The aggregate intrinsic value of restricted stock outstanding and expected to vest at December 31, 2006 was $22.9.

The weighted-average remaining contractual term of restricted stock outstanding at December 31, 2006 was 5.37 years.

We have granted 296,000 and 2.2 million shares of restricted stock to our employees, directors and consultants for the years ended December 31, 2006 and 2005, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2006 and 2005 were $15.43 and $15.28, respectively.

The total fair value of restricted stock vested during the years ended December 31, 2006 and 2005 were $358,000 and $2.4 million, respectively

As of December 31, 2006, total unrecognized compensation expense related to outstanding restricted stock grants was $28.4 million. This expense is expected to be recognized over a weighted-average period of 5.37 years.

During the fourth quarter of 2005, we granted 2.0 million shares of restricted stock to our CEO, COO and our CTO. The 1.4 million issued to the new CEO and COO were not issued pursuant to a plan as they qualified as inducement awards under the American Stock Exchange rules. The 600,000 issued to our CTO were granted from one of our plans. Full vesting of the stock will occur upon attainment of any of the following:

•       the average closing price of our common stock for the trading days within any 90 consecutive calendar day period equals or exceeds $45.05 per share;

•       annual gross revenues increase to $1 billion;

•       annual net operating cash flow increases to $250 million; or

•       change in control, as defined in the agreement occurs after the two-year anniversary of the agreement.

Further, partial vesting, as defined in the agreement, may occur if certain lesser targets are achieved. Unless sooner vested pursuant to the incentive targets described above, the restricted stock shares will fully vest on the seventh anniversary of the date of the agreement so long as the individual is continually employed. Related to these awards, we recognized $4.4 million and $679,000 of non-cash expense during the years ended December 31, 2006 and 2005, respectively. Pursuant to the employment agreements, we were required to transfer the 2 million shares to an escrow agent; such transfer occurred in February 2006.

During the year ended December 31, 2005, we granted 140,000 shares of restricted stock to a consultant for services rendered. As a result, we recorded $2.4 million of non-cash compensation during the year ended December 31, 2005. These restricted shares vested immediately upon grant, however at the request of the consultant 100,000 shares were issued in January 2006 and the remaining 40,000 share were issued in January 2007. Additionally, in March 2005, the Committee approved the grant of 100,000 shares of restricted stock to our President, vesting 20% per year beginning January 2006. We recognized $331,000 of non-cash compensation expense related to the restricted stock in each of the years ended December 31, 2006 and 2005.

Employee Stock Purchase Plan

During the third quarter of 2005, the Committee and shareholders approved the establishment of an Employee Stock Purchase Plan. We have reserved 100,000 shares of our common stock that are eligible for issuance to employees. Until June 30, 2006, employees were able contribute to the plan, subject to certain maximum contributions, and be eligible for a 15% discount from the lower of the market price on November 1, 2005 or June 30, 2006, the first purchase date pursuant to the plan. After June 30, 2006, our employees are eligible for monthly purchases at the month end market price less the employer 15% match.

(10) Warrants

Associated with various financing and other transactions and professional service agreements, we have issued transferable warrants to purchase common stock, which generally immediately vest. The following table summarizes the outstanding warrant activity for years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares
Outstanding, beginning of period	15,856	14,564	18,903
Granted	—	2,547	1,915
Exercised	(3,703)	(1,255)	(6,254)
Expired and cancelled	(2,547)	—	—
Outstanding, end of period	9,606	15,856	14,564
Expiration	2007-2010	2006-2010	2005-2010
Exercise price per share	$2.75 - $8.52	$2.64 - $20.69	$2.64 - $11.00

As discussed above, we issued 2.5 million warrants in 2005 to Arch Coal to purchase our common stock at prices ranging from $15.69 to $20.69. We recognized $5.8 million of general and administrative expense during the year ended December 31, 2005 related to the warrants. The expense was estimated using a Black-Scholes option-pricing model using an expected life of 10 months, a dividend yield of zero, expected volatility of 56% and a risk free interest rate of 4.1%.

In the second quarter of 2006, we extended these agreements with Arch Coal, to allow additional time for the evaluation of the project, including the underlying agreements. In connection with the extension, the expiration date of the warrants was also extended and, pursuant to SFAS 123R, we were required to recognize an additional $1.7 million of non-cash expense for the year ended December 31, 2006. The expense was estimated using a Black-Scholes option pricing model using an expected life of four months, a dividend yield of zero, expected volatility of 55% and a risk free interest rate of 5.22%.

On June 25, 2004, we entered into agreements to raise capital proceeds from two of our warrant holders. In return for 1.3 million additional warrants at an exercise price of $11.00 per share, these warrant holders agreed to exercise 3.9 million of their warrants before their contractual expiration date. On June 28, 2004, we received $7.2 million of proceeds from the exercise of 2.6 million of these warrants. On July 22, 2004, we received $3.4 million of proceeds from the exercise of the remaining 1.3 million warrants from the other warrant holder. As of December 31, 2006, all of these warrants were exercised.

(11) Commitments and Contingencies

Payment Obligations

The following table summarizes our future commitments as of December 31, 2006:

	Payments due by period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Operating leases	$1,183	$1,421	$1,437	$1,301	$1,105	$26,060	$32,507
Capital lease and other obligations	100	16	16	8	—	—	140
Purchase commitment obligations	25,268	26,637	9,459	—	—	—	61,364
Consulting and service commitments	4,020	3,045	240	240	—	—	7,545
Total commitments	$30,571	$31,119	$11,152	$1,549	$1,105	$26,060	$101,556

This table does not include accounts payable, accrued expenses nor asset retirement obligations, which are reported in our December 31, 2006 Consolidated Balance Sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense in the years ended December 31, 2006, 2005 and 2004 was $415,000, $242,000 and $226,000, respectively. Included in operating leases is a 50 year port dock lease on the Ohio River, we have the right to cancel this lease upon six months written notice, if we cancelled this lease as of December 31, 2006, we would be obligated to pay only $250,000 of the $25.0 million included in the table.

Purchase commitments include our 700,000 pound per hour Circulating Fluidized Bed coal-fired boiler island that is being constructed. We have the right to cancel this at any time with a 17.5% penalty, if we cancelled this as of December 31, 2006, we would be obligated to pay only $10.7 million of the $61.1 million included in the table.

Consulting and service commitments include agreements with consultants to advise us on proposed legislation and regulations and advocate our interests before the U.S. Congress and regulatory agencies, these agreements are for 18 months. Also included in consulting and service agreements is an agreement for technical and engineering services in which we have the right to cancel upon six months written notice. If we cancelled this agreement as of December 31, 2006, we would be obligated to pay only $1.8 million of the $6.3 million included in the table. Effective February 15, 2007, we amended and restated a service agreement for technical and engineering services, as result of this, if we were to cancel early we would be required to pay up to a $5 million termination fee.

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

Royalties and Other Rights

We owe royalty payments to parties related to certain rights that support our patents and our proprietary technology, primarily related to Mr. Edward Koppelman the inventor of the K-Fuel process. As described in further detail in Note 6—Deferred Royalty Costs.

We have granted certain rights and limited licenses for the use of certain K-Fuel technology. The following is a summary of the significant parties and the rights:

•       Pursuant to an exchange transaction in 2003, we gave licenses for up to three plants, with certain limitations on the location of the plants, each plant having a maximum annual capacity of three million tons per year. The counterparty is obligated to pay certain royalty and license fees for these three plants, if constructed.

•       As described in further detail in Note 8—Stockholders’ Equity, certain investors have the right to, among other things, develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects, subject to certain qualifications.

(12) Segments

With the acquisition of Buckeye, we have expanded our segments and our segment presentation. We have identified three segments: our Plant and Licensing segment, Mining segment and Operating segment. Our results of operations are evaluated and allocations of capital resources are based upon the overall operations of these segments. The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel process and our mine site in Gillette, Wyoming. The Mining segment represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility. The Operating segment is comprised of all other operations, primarily our headquarters and related operations. Our operations are principally conducted in the United States

	Year ended December 31, 2006
	Plant and Licensing	Mining	Operating	Total
Operating revenues:
Mining coal sales	$—	$31,207	$—	$31,207
Mining ash sales	—	4,730	—	4,730
K-Fuel refined coal	420	—	—	420
Licensing	319	—	—	319
Consulting and other	—	—	34	34
Total operating revenue	739	35,937	34	36,710
Operating expenses:
Coal mining operating costs	—	32,311	—	32,311
General and administrative	—	—	28,842	28,842
Plant start-up costs	26,332	—	—	26,332
Cost of license and consulting revenue	102	—	32	134
Total segment operating expense	26,434	32,311	28,874	87, 619
Segment operating loss income	$(25,695)	$3,626	$(28,840)	$(50,909)
Total assets	$98,349	$46,675	$107,046	$252,070
Reconciliation to net loss:
Total Segment operating loss				$(50,909)
Depreciation, depletion and amortization				(5,526)
Research and development				(1,438)
Bad debt and asset impairment				(335)
Other income (expense)				6,681
Net loss				$(51,527)

	Year ended December 31, 2005
	Plant and Licensing	Mining	Operating	Total
Operating revenues:
Licensing	$787	$—	$—	$787
Consulting and other	—	—	197	197
Total operating revenue	787	—	197	984
Operating expenses:
General and administrative	—	—	20,588	20,588
Plant start-up costs	1,522	—	—	1,522
Cost of license and consulting revenue	259	—	142	401
Total segment operating expense	1,781	—	20,730	22,511
Segment operating loss	$(994)	$—	$(20,533)	$(21,527)
Total assets	$71,710	$—	$42,462	$114,172
Reconciliation to net loss:
Total Segment operating loss				$(21,527)
Depreciation, depletion and amortization				(773)
Bad debt				(1,255)
Research and development				(1,605)
Other income (expense)				1,847
Net loss income				$(23,313)

	Year ended December 31, 2004
	Plant and Licensing	Mining	Operating	Total
Operating revenues:
Licensing	$20	$—	$—	$20
Consulting and other	—	—	8	8
Total operating revenue	20	—	8	28
Operating expenses:
General and administrative	—	—	8,787	8,787
Plant start-up costs	154	—	—	154
Cost of license and consulting revenue	—	—	5	5
Total segment operating expense	154	—	8,792	8,946
Segment operating loss	$(134)	$—	$(8,784)	$(8,918)
Reconciliation to net loss:
Total Segment operating loss				$(8,918)
Depreciation, depletion and amortization				(420)
Research and development				(696)
Bad debt and asset impairment				(1,313)
Other income (expense)				792
Net loss income				$(10,555)

(13) Income Taxes

Our operations are principally domestic, with income taxable at the federal statutory rate of 34% plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

	2006	2005
	(in thousands)
Gross deferred tax assets:
Net operating loss carryforwards	$61,781	$41,676
Depreciation and amortization	(1,143)	81
Accrued liabilities	2,166	525
Stock options and warrants	4,417	4,655
Deferred revenue	2,535	2,525
Deferred royalty costs	—	(380)
Reserve on note receivable	469	468
Other	164	164
Gross deferred tax assets	70,389	49,714
Deferred tax assets valuation allowance	(70,389)	(49,714)
Net deferred tax assets	$—	$—

We have recorded a valuation allowance for the full amount of our net deferred asset because, based upon an assessment of both negative and positive evidence, it is more likely than not that we will not realize such benefits in future tax returns. Our tax return net operating loss carryforwards of approximately $166 million expire in various amounts beginning in 2007. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income due to certain ownership changes, as defined in Section 382 of the Internal Revenue Code.

Our total provision for income taxes in 2006, 2005 and 2004 were different from the amount expected by applying the statutory federal income tax rate to our net loss as reported in our Consolidated Statement of Operations. The approximate differences are as follows:

	2006	2005	2004
	(in thousands)
Expected tax benefit on loss before income taxes	$(17,519)	$(7,926)	$(3,589)
Expected state tax benefit, net	(1,700)	(769)	(348)
Stock options and warrant exercises	(910)	(12,032)	(264)
Non-deductible items and other	(546)	1,070	3,449
Expiring net operating loss	—	1,655	—
Increase in valuation allowance	20,675	18,002	752
	$—	$—	$—

(14) Related Party Transactions

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc, or Hills Products. Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors. We have leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road truck into railcars. Prior to the execution of this agreement our independent Board members approved this transaction. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party. Per the agreement, we have committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.

We have a consulting agreement with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our CTO. Prior to April 1, 2004, the agreement provided for monthly consulting fees of $12,000, reimbursement of expenses related to our business and certain performance-based bonuses. Effective April 1, 2004, we negotiated a revised agreement with Venners & Company, Ltd. for the provision of these services at a fixed cost of $18,000 per month, which either party can terminate the agreement upon written notice. In January 2005, this amount was increased to $25,500. The additional $7,500 per months is non-cancellable and expires on July, 2008. During the years ended December 31, 2006, 2005 and 2004, we paid Venners & Company $306,000, $346,000 and $198,000 respectively, in cash for consulting fees and $0, $10,000 and $58,000, respectively, for reimbursement of expenses, excluding certain bonuses.

In 2004, Venners & Company, Ltd. was entitled to bonus compensation as a result of the passage of legislation establishing certain tax credits. We were required to (i) make cash payments of approximately $25,000, (ii) extend the consulting agreement for a period of 43 months, (iii) issue 4,800 shares of common stock for services provided, and (iv) issue warrants for the purchase of 150,000 shares at an average exercise price of $7.35 per share with a term of three years. We paid $25,000 in cash which, was reflected in general and administrative expenses related to the issuance of common stock. Based on the Black-Scholes option-pricing model (assuming a weighted average risk free interest rate of 2.83%, expected option life of 3 years, expected volatility of 46.6% and no dividends) we expensed $519,000 for issuing these warrants. In addition, we recognized $25,000 of expense related to the issuance of common stock. As a result, we recognized a total of $544,000 of general and administrative expense related to this success-based fee for the year ended December 31, 2004.

In December 2004, we, entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which we agreed to license to Cook Inlet Coal our proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal. Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal. Mr. John Venners, brother of our CTO, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.

In addition, we are obligated to make licensing and royalty payments to a party related to Theodore Venners, our CTO. See further discussion in Note 6—Deferred Royalty Costs and Note 11—Commitments and Contingencies.

(15) Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
2006
Revenues	$185	$11,499	$12,097	$12,929	$36,710
Operating loss	(7,338)	(12,195)	(18,907)	(19,768)	(58,208)
Net loss	(6,228)	(9,539)	(17,363)	(18,397)	(51,527)
Basic and diluted net loss per common share	(0.09)	(0.12)	(0.22)	(0.23)	(0.66)
2005
Revenues	799	54	100	31	984
Operating loss	(3,611)	(4,194)	(5,355)	(12,000)	(25,160)
Net loss	(3,210)	(3,659)	(4,856)	(11,588)	(23,313)
Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.07)	$(0.17)	$(0.35)

Fourth Quarter 2006 Discussions

We recognized non-cash compensation expense of $2.4 million related to non-cash compensation to employees.

Fourth Quarter 2005 Discussions

We recognized non-cash compensation expense of $2.7 million related to certain restricted stock grants to employees and consultants during the fourth quarter of 2005. In addition, we recognized $5.8 million related to the issuance of warrants to Arch in October 2005.