Form 10-Q
period 2007-03-31
EVERGREEN ENERGY INC
filed 2007-04-26
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-14176

EVERGREEN ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1079971
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1225 17th Street, Suite 1300 Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 293-2992

55 Madison Street, Suite 500
Denver, Colorado 80206
(Former name, former address and former fiscal year, if changed from last report)

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

On April 19, 2007, there were 83,657,660 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Assets
Current:
Cash and cash equivalents	$35,756	$74,518
Marketable securities	19,572	9,758
Accounts receivable	5,271	6,011
Inventory	1,865	1,260
Prepaid and other current assets	2,819	2,351
Total current assets	65,283	93,898
Property, plant and equipment, net of accumulated depreciation	107,530	106,432
Mineral rights and mine development, net of accumulated depletion	21,389	21,787
Construction in progress	18,942	23,508
Restricted cash	6,859	3,910
Patents, net of accumulated amortization	1,129	1,134
Deferred royalty cost, less current portion	1,435	1,435
Other assets	214	215
Assets held for sale	17,395	—
	$240,176	$252,319

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,273	$7,695
Accrued liabilities	7,206	6,572
Other current liabilities	243	475
Total current liabilities	12,722	14,742
Deferred revenue, less current portion	6,732	6,732
Asset retirement obligations	5,670	5,626
Other liabilities, less current portion	899	235
Total liabilities	26,023	27,335

Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 83,630 and 82,690 shares issued and outstanding, respectively	84	83
Additional paid-in capital	433,456	428,298
Accumulated deficit	(219,387)	(203,397)
Total stockholders’ equity	214,153	224,984

	$240,176	$252,319

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$10,942	$—
Licensing	5	155
K-Fuel refined coal	100	17
Consulting and other	41	13
Total operating revenue	11,088	185

Operating expenses:
Coal mining operating costs	10,238	—
General and administrative	7,730	5,097
Plant start-up costs	7,893	1,779
Depreciation, depletion and amortization	1,921	224
Research and development	346	363
Cost of licensing and consulting revenue	22	60
Total operating expenses	28,150	7,523

Operating loss	(17,062)	(7,338)

Other income (expense):
Other income (expense), net	46	1
Interest income	1,026	1,109
Total other income	1,072	1,110

Net loss	$(15,990)	$(6,228)

Basic and diluted net loss per common share	$(0.20)	$(0.09)
Weighted-average common shares outstanding	81,433	72,873

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
	(in thousands)

Balance at January 1, 2007	82,690	$83	$428,298	$(203,397)	$224,984
Common stock issued on exercise of options, warrants and other	850	1	2,345	—	2,346
Share-based compensation expense related to employees, directors and consultants	90	—	2,813	—	2,813
Net loss	—	—	—	(15,990)	(15,990)
Balance at March 31, 2007	83,630	$84	$433,456	$(219,387)	$214,153

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Operating activities:
Net loss	$(15,990)	$(6,228)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	2,813	2,087
Depreciation, depletion and amortization	1,921	224
Asset retirement obligation accretion	70	36
Other	(59)	4
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	740	—
Inventory	(605)	—
Prepaid expenses and other assets	(418)	(286)
Deferred revenue and other current obligations	(308)	(20)
Accounts payable and accrued expenses	(3,204)	(682)
Cash used in operating activities	(15,040)	(4,865)

Investing activities:
Purchases of construction in progress	(12,332)	(14,421)
Purchases of property, plant and equipment	(1,052)	(239)
Purchase of marketable securities	(9,814)	(6,993)
Cash paid for acquisition, net of cash received	—	(167)
Restricted cash	(2,949)	(19)
Other	88	51
Cash used in investing activities	(26,059)	(21,788)

Financing Activities:
Proceeds from exercise of options and warrants	2,346	2,590
Proceeds from issuance of common stock, net of offering costs	—	144,562
Payments on capital leases	(9)	(8)
Cash provided by financing activities	2,337	147,144

Increase (decrease) in cash and cash equivalents	(38,762)	120,491
Cash and cash equivalents, beginning of period	74,518	28,793
Cash and cash equivalents, end of period	$35,756	$149,284

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries. All references to K-Fuel refined coal, K-Fuel® or K-Fuel refer to our patented process and technology.

(1)   Business and Basis of Presentation

We are leveraging a vertically integrated, coal-based platform to deliver combined energy, environmental and economic solutions, producing clean, efficient and affordable energy. We intend to meet the specific needs of industrial, electric utility and international customers. We provide economical solutions to environmental emission standards compared to other emission control alternatives. Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower-emission fuel. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces mercury content up to 70 percent and upon combustion, sulfur dioxide and nitrous oxides by significant amounts. Studies show that the increased efficiency of K-Fuel refined coal will reduce carbon dioxide emissions by beneficial amounts.

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

These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America have been condensed or omitted.

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows as of March 31, 2007 and for all periods presented. We have made certain reclassifications to prior period balances to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006. The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results or cash flows expected for the full year.

(2)   Significant Accounting Policies

Accounting for stock grants, options and warrants. On January 1, 2006, we adopted Statement of Financial Accounting Standards 123R, “Share-Based Payments”, or SFAS 123R. We grant restricted stock, options and warrants to employees, members of our board of directors and consultants in connection with our various business activities. These are accounted for in accordance with the provisions of SFAS 123R and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” as well as other authoritative accounting pronouncements. We are required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

The following table reflects our recorded share-based compensation for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands, except per share amounts)

Share-based compensation expense included in reported net loss	$2,813	$2,087
Earnings per share effect of share-based compensation expense	$(0.03)	$(0.03)

We use the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options. Generally our option grants to non-employee board members vest immediately and expire on the third anniversary of the date of grant. As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The following table summarizes the assumptions used to value stock options granted during the three months ended March 31, 2007:

Three Months Ended March 31, 2007

Weighted-average:
Risk free interest rate	4.50%
Expected option life (years)	3
Expected volatility	63%
Expected dividends	None

Net loss per common share. Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency. During the fourth quarter of 2005, we granted 2 million shares of restricted stock to certain executive officers, which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement. Such shares were transferred to an escrow agent during the first quarter of 2006. As a result of the transfer, such shares are reflected as outstanding in the condensed consolidated financial statements. However, as the vesting criteria have not yet been attained, they are excluded from the net loss per share calculations due to the contingent status of the shares.

The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss. Our total incremental potential common shares outstanding as of March 31, 2007 and 2006 were 15.0 million and 22.5 million, respectively, and are comprised of outstanding stock options, restricted stock grants and warrants to purchase our common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Recently adopted accounting pronouncements.  On July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have a material impact on our financial position or results of operations. Our tax return net operating loss carryforwards are significant.  The tax years in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.

Recently issued accounting pronouncements. In February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

(3)   Follow-on Stock Offering

In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used part of the proceeds from this offering to fund the acquisition of Buckeye and the completion of our Fort Union plant. We plan on using the remaining funds for new K-Direct and K-Fuel plant construction costs and general corporate purposes.

(4)   Buckeye Acquisition

On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at approximately $2.2 million. We incurred $1.0 million in acquisition costs and reimbursed Buckeye’s former parent $900,000 for costs incurred relating to capital projects. Buckeye’s primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure and coal reserves. The expected benefits of the acquisition include the addition of an experienced coal marketing and mining team and operating cash flow. Their operations have been included in our condensed consolidated financial statements as of the effective purchase date of April 3, 2006.

Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2006.

Three Months Ended March 31, 2006
(in thousands, except per share amounts)
Revenue	$13,241
Net Loss	(5,985)
Basic and diluted loss per share	(0.08)

These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of January 1, 2006, nor are they necessarily indicative of the results of future operations.

(5)   Inventory

Inventory consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)

Washed or prepared coal and raw coal	$1,754	$1,156
Spare parts and supplies	111	104
Total inventory	$1,865	$1,260

(6)   Construction in Progress, Mineral Rights and Mine Development and Property, Plant & Equipment

Construction in progress consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)

Fort Union plant and operating equipment	$9,149	$4,478
Future plant sites and equipment	2,361	13,981
Mine and site improvements	2,820	2,597
Mining equipment refurbishment	4,467	2,307
Other	145	145
Total construction in progress	$18,942	$23,508

Construction in progress is primarily comprised of costs associated with future plant sites, mine and site improvements and mining equipment refurbishments. Total construction in progress includes $3.0 million and $2.6 million of amounts included in accounts payable and accrued liabilities as of March 31, 2007 and December 31, 2006, respectively. As of December 31, 2006, construction in progress included $12.2 million of costs related to our boiler island. See further discussion in Note 7— Assets Held for Sale.

During the third quarter 2006, we placed our Fort Union plant into service. We are depreciating all plant assets on a units-of-production method, based on actual tonnage processed through the plant.

Property, plant and equipment includes:

•	$790,000 and $919,000 of amounts included in accounts payable and accrued liabilities as of March 31, 2007 and December 31, 2006, respectively and

•	$768,000 and $794,000 of capitalized asset retirement cost as of March 31, 2007 and December 31, 2006, respectively.

(7) Assets Held for Sale

In June 2006, we entered into an agreement to purchase a 700,000 pound per hour Circulating Fluidized Bed boiler island, with the option to purchase two more. We entered into this agreement with the intent of using this boiler, and possibly the other two boilers, at one of our future K-Fuel plants in the Powder River basin.

In December 2006, we signed agreements with two major utilities to advance the integration of several K-Direct coal refineries in existing coal power plants. K-Direct plants do not require boiler islands to process our K-Fuel product as the secondary steam from the power plants provide the heat and pressure needed in our process. As our near term business strategy is focused on the construction of K-Direct plants, and the boiler island is not necessary for K-Direct plants, we are in the process of selling our interest in the first boiler island. We anticipate completing this sale within the next twelve months.

As of March 31, 2007, we have incurred $17.4 million on the construction of the boiler island which is included in assets held for sale in our condensed consolidated balance sheet as of March 31, 2007.  We will continue to make the required payments on the construction of the boiler island in accordance with the terms of the contract.

(8)   Segments

With the acquisition of Buckeye, we have expanded our segments and our segment presentation. We have identified three segments: our Plant and Licensing segment, Mining segment and Operating segment. Our results of operations are evaluated and allocations of capital resources are based upon the overall operations of these segments. The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel process and our mine site in Gillette, Wyoming. The Mining segment represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility. The Operating segment is comprised of all other operations, primarily our headquarters and related operations. Our operations are principally conducted in the United States.

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Plant and Licensing	Mining	Operating	Total	Plant and Licensing	Mining	Operating	Total
	(in thousands)

Operating revenues:
Mining	$—	$10,942	$—	$10,942	$—	$—	$—	$—
Licensing	5	—	—	5	155	—	—	155
K-Fuel	100	—	—	100	17	—	—	17
Consulting and other	—	—	41	41	—	—	13	13
Total operating revenue	105	10,942	41	11,088	172	—	13	185

Operating expenses:
Coal mining operating costs	—	10,238	—	10,238	—	—	—	—
General and administrative	—	—	7,730	7,730	—	—	5,097	5,097
Plant start-up costs	7,893	—	—	7,893	1,779	—	—	1,779
Cost of license and consulting revenue	1	—	21	22	50	—	10	60
Total segment operating expense	7,894	10,238	7,751	25,883	1,829	—	5,107	6,936

Segment operating (loss) income	$(7,789)	$704	$(7,710)	$(14,795)	$(1,657)	$—	$(5,094)	$(6,751)
Total assets	$102,787	$48,466	$88,923	$240,176	$85,063	$—	$166,369	$251,432

Reconciliation to net (loss) :

Total Segment operating (loss)				$(14,795)				$(6,751)
Depreciation, depletion and amortization				(1,921)				(224)
Research and development				(346)				(363)
Other income (expense), net				1,072				1,110
Net (loss) income				$(15,990)				$(6,228)

(9)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology. Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap. Through March 31, 2007, we made royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the amount payable under the cap to $73.0 million. Mr. Theodore Venners, our Chief Technology Officer, or CTO, is entitled to 50% of net distributable royalties disbursed from the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc., or Hills Products. Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors. We have leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars. Prior to the execution of this agreement, our independent Board members approved this transaction. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party. Per the agreement, we have committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded. We expensed $5,000 for leasing fees for the three months ended March 31, 2007.

Consulting

We have consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, CTO. We entered into agreements with Venners & Company, Ltd. for the provision of these services at a fixed monthly fee. We expensed $77,000 for consulting fees in each of the three month periods ended March 31, 2007 and 2006.

(10)   Commitments and Contingencies

Litigation

We are not engaged in any material legal proceedings which involve any of our subsidiaries or any of our properties.

(11)   Subsequent Events

Evergreen Energy Asia Pacific Corporation

We formed a wholly owned subsidiary, Evergreen Energy Asia Pacific Corp., or EEAP. EEAP will, through a licensing agreement with us, seek to construct K-Fuel coal refineries in the Asia Pacific region that upgrade the region’s vast reserves of low-rank coal and will seek to sell our K-Fuel refined product to electric utilities for power generation. We formed EEAP as a separate international operation to immediately develop markets without impact on our United States financial commitments and resources. In April 2007, the Sumitomo Corporation of Japan, or Sumitomo, executed a definitive agreement to acquire a 4% interest in EEAP for $4.0 million. As a strategic partner, Sumitomo will add worldwide market and operations experience.

C-Lock Technology Inc.

During the first quarter of 2007 and in early April 2007, we executed two agreements with the developer of certain proprietary technology and formed a wholly owned subsidiary, C-Lock Technology Inc. The first agreement provided us with an exclusive worldwide license to a proprietary system to standardize the measurement of Carbon Emissions Reduction Credits that is transparent, repeatable and verifiable for energy related activities. The second agreement expanded our exclusive license to include agricultural related carbon reductions.  The initial focus of C-Lock Technology is to market the proprietary system and procedures to quantify, certify, and obtain independent third-party verification of carbon dioxide emission reductions and measurement of greenhouse gas emissions.  We expect a market to evolve in global carbon credits and agriculture credits and, given our K-Fuel product’s favorable emissions profile, a close association between us and a standardized approach for selling credits helps us to continue our vertical integration strategy.

We are required to pay annual licensing fees of $500,000. The fee for 2007 was paid in March 2007. Upon the execution of a definitive agreement, we will be required to grant 97,000 shares of our restricted stock from one of our plans.

Departure of Officer

On April 19, 2007, we ceased our relationship with Mark S. Sexton, Chief Executive Officer, President and Chairman of the Board. Kevin R. Collins, our Executive Vice President and Chief Operating Officer, will serve as Interim Chief Executive Officer and President commencing April 19, 2007. Robert J. Clark, Chairman of our Audit Committee and a member of our Compensation Committee, will assume the duties of Chairman of the Board. The Board intends to withdraw its nomination of Mr. Sexton to our Board of Directors.

The Board of Directors has formed an Executive Committee which intends to start a search for a new Chief Executive Officer and President. The Executive Committee consists of four of our independent directors, Robert J. Clark, Manuel H. Johnson, Jack C. Pester and W. Grady Rosier.

In connection with his departure, Mr. Sexton will receive the payment of the amounts that he is entitled to receive under his pre-existing employment agreement entered into in 2005. As a result of that agreement, we expect to incur a one-time, non-cash charge of approximately $9.8 million related to the acceleration of 898,630 unvested shares of common stock. The $9.8 million is based upon the grant date fair value on October 24, 2005 of $14.12 per share and is adjusted for expense previously reflected in our consolidated financial statements. The value of the consideration as of April 24, 2007, based upon a $6.60 per share closing price, is approximately $5.9 million. In addition, Mr. Sexton is entitled to the payment of his current salary for a period of ninety days following the date of his departure and the continuation of health insurance benefits for a period of approximately twenty-one months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries. All references to K-Fuel refined coal, K-Fuel® or K-Fuel refer to our patented process and technology.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and the Consolidated Financial Statements contained therein. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are leveraging a vertically integrated, coal-based platform to deliver combined energy, environmental and economic solutions, producing clean, efficient and affordable energy. We intend to meet the specific needs of industrial, electric utility and international customers. We provide economical solutions to environmental emission standards compared to other emission control alternatives. Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as subbituminous coal and lignite, into a more energy efficient, lower-emission fuel. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces mercury content up to 70 percent and upon combustion, sulfur dioxide and nitrous oxides by significant amounts. Studies show that the increased efficiency of K-Fuel refined coal will reduce carbon dioxide emissions by beneficial amounts.

The following discussion is focused on the recent events that we believe have the most significant impact on our business.

•
We formed a wholly owned subsidiary, Evergreen Energy Asia Pacific Corp., or EEAP. EEAP will, through a licensing agreement with us, seek to construct K-Fuel coal refineries in the Asia Pacific region that upgrade the region’s vast reserves of low-rank coal and will seek to sell our K-Fuel refined product to electric utilities for power generation. We formed EEAP as a separate international operation to immediately develop markets without impact on our United States financial commitments and resources. In April 2007, the Sumitomo Corporation of Japan, or Sumitomo, executed a definitive agreement to acquire a 4% interest in EEAP for $4.0 million. As a strategic partner, Sumitomo will add worldwide market and operations experience.

•
On December 27, 2006, we signed agreements with two major utilities to advance the integration of several K-Direct coal refineries in existing coal power plants. As of March 2007, we have entered phase II of the agreements with both utilities. These agreements could form the basis for definitive agreements for the construction of K-Direct coal refineries at existing coal power plants.

•
During the first quarter of 2007 and in early April 2007, we executed two agreements with the developer of certain proprietary technology and formed a wholly owned subsidiary, C-Lock Technology Inc. The first agreement provided us with an exclusive worldwide license to a proprietary system to standardize the measurement of Carbon Emissions Reduction Credits that is transparent, repeatable and verifiable for energy related activities. The second agreement expanded our exclusive license to include agricultural related carbon reductions.  The initial focus of C-Lock Technology is to market the proprietary system and procedures to quantify, certify, and obtain independent third-party verification of carbon dioxide emission reductions and measurement of greenhouse gas emissions.  We expect a market to evolve in global carbon credits and agriculture credits and, given our K-Fuel product’s favorable emissions profile, a close association between us and a standardized approach for selling credits helps us to continue our vertical integration strategy.

•
On February 7, 2007, we received the results of test burns conducted at the University of Notre Dame. These test burns were conducted and monitored by an independent third party. We blended 50 percent and 75 percent of K-Fuel refined coal with high-sulfur, low-fusion eastern Ohio bituminous coal. Test burns using 100 percent of our K-Fuel refined coal were also conducted. Blended results indicated improvements in emissions that could help coal-fired boilers comply with the new Federal Industrial Boiler Maximum Achievable Control Technology rule for emissions while maintaining load capacities through higher Btu values. Using only K-Fuel refined coal resulted in a reduction in chloride emissions by 75 percent, sulfur dioxide emissions by 90 percent and a reduction in mercury content by 75 percent when compared to the emissions from high-sulfur, low-fusion eastern Ohio bituminous coal.

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant. As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs related to general and administrative expenses. With the addition of Buckeye, we began to generate revenue and incur more substantial mining costs. In the future, we plan to construct, own and operate K-Direct and K-Fuel production facilities domestically, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties, primarily in international markets. As our operations expand, we expect our revenue and cost structure to also increase. See our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion related to our anticipated revenue and expense trends.

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

Revenues

Revenues for the first quarter of 2007 were $11.1 million compared to $185,000 in the first quarter 2006. Substantially all of the increase was due to our acquisition of Buckeye, which resulted in revenue of $10.9 million for the three months ended March 31, 2007 in our Mining segment. Our coal revenues were less than anticipated due to overall decreases in the price of coal during the three months ended March 31, 2007. Our revenues consisted of the following:

•
Coal revenues include mined raw and prepared coal sales within our Buckeye operations. Buckeye coal sales, including transportation costs charged to customers, were $9.1million or $55.02 sales realization per ton on 167,415 tons sold for the three months ended March 31, 2007 in our Mining segment.

•
Brokered coal sales net, include the revenues reduced by costs associated with the purchase of coal from other coal producers, which we ship directly to customers. We recognized $191,000 of net revenue for the three months ended March 31, 2007 in our mining segment from brokered coal sales.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio. Ash disposal revenue was $1.6 million for the three months ended March 31, 2007 in our Mining segment.

•	During the three months ended March 31, 2007 and 2006, we recognized $100,000 and $17,000, respectively, of revenue related to shipments of K-Fuel refined coal in our Plant and licensing segment.

•
In 2000, we entered into a licensing and royalty agreement related to a previous version of our proprietary technology with a third party. We recorded royalty revenue of $150,000, related to the equipment in the first quarter of 2006 in our Plant and Licensing segment. We anticipate that we will only recognize future revenue as circumstances dictate, including the receipt of cash payments. This licensing agreement expires in 2007.

For the past eight months Bechtel Power Corporation, or Bechtel, has been working with us to optimize and reconfigure the Fort Union plant.  During the quarter ended March 31, 2007, we began implementing the plant modifications jointly developed by us, Bechtel and Lurgi (Pty) Ltd.  During the first quarter of 2007, we continued to make modifications to the plant that included; increasing the water handling system capacity; equipment improvements related to winterization; and modified and improved instrumentation control systems. Both processing vessels were shut down during most of the first quarter, as it is more efficient to make improvements when the plant is not operating. As a result, we had insignificant sales of our K-Fuel product in the first quarter of 2007. In March 2007, one of the processing vessels was placed back into production and we started various testing procedures. During the testing process the vessel has achieved production levels in excess of 500 tons per day and is producing K-Fuel refined coal at or in excess of 10,400 btus. Shipments of our K-Fuel product have resumed on a limited basis.

Coal Mining Operating Expenses

Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which represents our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, third-party contract mining for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, blending costs, coal purchases from others used to blend with our coal and other mining related costs. Coal mining operating expenses were $8.9 million for the three months ended March 31, 2007.

Ash disposal

Ash disposal expenses include employee-related costs, consulting, repairs and maintaining culverts and drainage ponds, transportation, heavy equipment costs and other costs associated with the ash disposal facility. Ash disposal costs for the three months ended March 31, 2007 were $1.1 million.

General and Administrative

The following table summarizes our general and administrative costs for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Employee non-cash, share-based compensation	$2,373	$2,087
Employee-related costs	2,348	1,196
Professional fees	1,051	1,122
Travel and office costs	739	389
Insurance and other	1,219	303
Total general and administrative	$7,730	$5,097

Employee non-cash, share-based compensation expenses were $2.4 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in non-cash, share-based compensation can be attributed to employee stock awards granted and the recognition of these grants pursuant to the provisions of SFAS 123R.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training. Employee-related costs for the three months ended March 31, 2007 and 2006 were $2.3 million and $1.2 million, respectively. The increases for the three months ended March 31, 2007 were primarily due to a company wide increase in health insurance costs, hiring of additional personnel at our corporate office and plant, including plant operating, business development and engineering personnel. Additionally, through the acquisition of Buckeye we increased the number of employees and related salary commitments.

Travel and office costs include airfare, lodging, meals, office rent, marketing, office supplies, phone and utilities. Travel and office expense for the three months ended March 31, 2007 were $739,000 compared to $389,000 for the same period ended in the prior year. The increases for the three months ended March 31, 2007, are attributed to more travel related cost as we increased trips to our Fort Union plant, increased sales effort and the overall increase in office costs as a result of having more employees.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, repair and maintenance, engineering and technical services and director expenses. Insurance and other costs for the three months ended March 31, 2007 were $1.2 million compared to $303,000 for the same period ended 2006. The increases for the three months ended Mach 31, 2007 can be attributed to the following:

•	Increase in insurance due to the acquisition of Buckeye; and
•	Increase in business development costs associated with the identification of key public utility leads, which are candidates for our process, and development of those leads.

Plant start-up costs

Plant start-up costs include purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs, which are reflected in our Plant and Licensing segment. Plant start-up costs were $7.9 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2006, we were in the construction and commissioning phases and the majority of costs incurred during these phases were capitalized. In the first quarter of 2007, we were in the start-up phase and a higher percentage of costs associated with the operations of our Fort Union plant were expensed as incurred. In addition non-capitalized costs increased as a result of work performed to optimize and reconfigure our Fort Union plant. We expect plant start-up costs to decline in the future.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization are comprised of depreciation for our Fort Union plant, depletion based on tons mined at our mine sites and amortization related to our patents. Depreciation, depletion and amortization expenses were $1.9 million for the three months ended March 31, 2007 compared to $224,000 during the same period ended 2006. The increases are primarily attributable to the acquisition of Buckeye and the related depletion expense on its mine sites and depreciation expense on its mining equipment.

Research and Development

Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional engineering fees related to off site testing of our K-Fuel refined coal. Research and development costs were $346,000 and $363,000 for the three months ended March 31, 2007 and 2006, respectively.

Other Income Expense

Interest income, net

During the three months ended March 31, 2007, interest income was $1.0 million as compared to $1.1 million for the same period ended 2006. Our cash balance is expected to decrease in future periods and we also expect a corresponding decline in our interest income in future periods.

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

Our cash will primarily be used to fund operations and for capital expenditures. The capital expenditure budget for 2007 is currently $25 million to $30 million, excluding the costs of our boiler island, which will be used for Fort Union completion costs, Buckeye mining and development costs and costs associated with initial development of K-Direct facilities. We have spent $8.2 million during the three months ended March 31, 2007, excluding costs associated with our boiler island. After completion of phase II and upon initiation of definitive agreements, future capital costs will be adjusted to reflect the construction of new K-Direct facilities. As our near term business strategy is focused on the construction of K-Direct plants, and the boiler island is not necessary for K-Direct plants, we are in the process of selling our interest in our boiler island. Our costs incurred to date were $17.4 million.  We anticipate completing this sale within the next twelve months.

We believe our cash level is sufficient to support our operations, including the Fort Union plant, start preliminary site investigation, design, permitting and similar long-lead-time activities related to K-Direct plants located on site at coal-fired power generating and industrial facilities and other large-scale K-Fuel plants for the near term. We are currently evaluating our cash position and may make adjustments to capital or certain operating expenditures or implement other cash conservation strategies to provide sufficient operating cash for at least the next twelve months. As we identify strategic opportunities to accelerate construction of K-Direct and large-scale commercial plants, or other agreements such as joint ventures, we will need to obtain additional funding. We plan to seek additional capital for these and other purposes from time to time as needed through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; (4) fees from additional licensing of our K-Fuel technology; and (5) proceeds from the sale of our boiler island. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

Cash Used in Operating Activities

Cash used in operating activities was $15.0 million and $4.9 million for the three months ended March 31, 2007 and 2006, respectively. The majority of the cash used in operating activities for the three months ended March 31, 2007 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities. The most significant adjustment to net loss to arrive at cash used in operating activities for the three months ended March 31, 2007, were non-cash compensation expense resulting in a $2.8 million charge and depreciation, depletion and amortization of $1.9 million, primarily from the operations of Buckeye. The most significant adjustments to net loss for the three months ended March 31, 2006 were non-cash expenses related to the issuance of warrants and options to employees, directors and consultants of $2.1 million.

Cash Used in Investing Activities

Cash used in investing activities was $26.1 million and $21.8 million for the three months ended March 31, 2007 and 2006, respectively. The majority of the uses of cash in investing activities relate to the following events:

•	We spent $12.3 million and $14.4 million on our Fort Union plant and other construction in progress projects for the three months ended March 31, 2007 and 2006, respectively.

•
Our restricted cash balance increased by $2.9 million for the three months ended March 31, 2007 related to an irrevocable letter of credit for our new office space and collateral pledged towards certain reclamation obligations for our mines in Ohio.

•	We purchased marketable securities of $9.8 and $7.0 million for the three months ended March 31, 2007 and 2006, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2007 was $2.3 million compared to $147.1 million for the three months ended March 31, 2006, a decrease of $144.8 million. The decrease is attributable to the $144.6 million of cash received from our public offering in February 2006 with no comparable transactions in the first quarter of 2007.

Departure of Officer

On April 19, 2007, we ceased our relationship with Mark S. Sexton, Chief Executive Officer, President and Chairman of the Board. Kevin R. Collins, our Executive Vice President and Chief Operating Officer, will serve as Interim Chief Executive Officer and President commencing April 19, 2007. Robert J. Clark, Chairman of our Audit Committee and a member of our Compensation Committee, will assume the duties of Chairman of the Board. The Board intends to withdraw its nomination of Mr. Sexton to our Board of Directors.

The Board of Directors has formed an Executive Committee which intends to start a search for a new Chief Executive Officer and President. The Executive Committee consists of four of our independent directors, Robert J. Clark, Manuel H. Johnson, Jack C. Pester and W. Grady Rosier.

In connection with his departure, Mr. Sexton will receive the payment of the amounts that he is entitled to receive under his pre-existing employment agreement entered into in 2005. As a result of that agreement, we expect to incur a one-time, non-cash charge of approximately $9.8 million related to the acceleration of 898,630 unvested shares of common stock. The $9.8 million is based upon the grant date fair value on October 24, 2005 of $14.12 per share and is adjusted for expense previously reflected in our consolidated financial statements. The value of the consideration as of April 24, 2007, based upon a $6.60 per share closing price, is approximately $5.9 million. In addition, Mr. Sexton is entitled to the payment of his current salary for a period of ninety days following the date of his departure and the continuation of health insurance benefits for a period of approximately twenty-one months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to risks inherent in operations, we are exposed to market risks. We are exposed to market price risk in the normal course of selling coal. We use significant quantities of diesel fuel in our mining operations and are also exposed to risk in the market price for diesel fuel. Additionally, since our boiler at our Fort Union plant uses natural gas, we are exposed to risk in the market price for natural gas.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, we began to implement a new enterprise-wide software system. During the quarter ended September 30, 2006, we commenced using the general ledger, accounts payable and procurement applications of the software to record, allocate and report financial transactions, which resulted in certain material changes to our internal controls over financial reporting. We have tested and evaluated the effectiveness of the key controls over financial reporting related to the general ledger, accounts payable and procurement and determined that the controls are operating effectively. During the first quarter 2007, we also implemented the fixed asset module, which has resulted in material changes to our internal controls over financial reporting. We expect that the evaluation of the operating effectiveness of key controls related to fixed assets will be completed in the near term. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. We plan on implementing additional modules of the enterprise-wide software through the third quarter of 2007. As we implement other modules, our internal control structure will be modified as appropriate. Additionally, once all the modules are implemented we will re-evaluate our control structure to ensure maximum efficiency and effectiveness of key controls over financial reporting.

The implemented and planned system changes were undertaken primarily to improve controls and management reporting and were not undertaken in response to any actual or perceived significant deficiencies or material weaknesses in our internal control over financial reporting. Other than the changes related to this new system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 3, 2006, we completed the acquisition of Buckeye, which represents a material acquisition for us.  Our condensed consolidated financial statements as of March 31, 2007 include the Buckeye operations.  In recording the Buckeye acquisition, we followed our normal accounting procedures and internal controls.  Our management also reviewed the three months of operations of Buckeye that are included in our financial statements for the first quarter of 2007.  In addition, we solicited disclosure information from Buckeye employees using our Section 302 procedures regarding the current business environment in which Buckeye operates.  We are continuing to integrate our internal controls into the Buckeye operations. In accordance with SEC guidance, we have not completed our evaluation of the internal controls of Buckeye and, as a result, our conclusion regarding the effectiveness of our internal control over financial reporting does not extend to the internal controls of Buckeye, whose financial statements constitute 17% of total assets and 99% of revenues.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings which involve any of our subsidiaries or any of our properties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2006.

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

EVERGREEN ENERGY INC.

Date: April 26, 2007	By: /s/ KEVIN R. COLLINS
Kevin R. Collins Interim Chief Executive Officer and President, and Chief Operating Officer

Date: April 26, 2007	By: /s/ DIANA L. KUBIK
Diana L. Kubik Vice President and Chief Financial Officer