Form 10-Q
period 2007-06-30
EVERGREEN ENERGY INC
filed 2007-07-31
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On July 31, 2007, there were 83,246,761 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(in thousands)

Assets
Current:
Cash and cash equivalents	$31,651	$74,518
Marketable securities	4,887	9,758
Accounts receivable, net	5,401	6,011
Inventory	1,861	1,260
Prepaid and other assets	1,989	2,351
Total current assets	45,789	93,898
Property, plant and equipment, net of accumulated depreciation	110,919	106,432
Construction in progress	23,363	23,508
Mineral rights and mine development, net of accumulated depletion	20,917	21,787
Restricted cash	6,818	3,910
Patents, net of accumulated amortization	1,140	1,134
Deferred royalty cost, less current portion	1,429	1,435
Other assets	883	215
Assets held for sale	23,875	—
	$235,133	$252,319

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,325	$7,695
Accrued liabilities	7,359	6,572
Other current liabilities	317	475
Total current liabilities	19,001	14,742
Deferred revenue, less current portion	6,732	6,732
Asset retirement obligations	5,741	5,626
Deferred rent and other liabilities, less current portion	1,372	235
Total liabilities	32,846	27,335

Commitments and contingencies
Minority interest in subsidiary	3,998	—

Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 83,715 and 82,690 shares issued and outstanding, respectively	84	83
Additional paid-in capital	445,241	428,298
Accumulated deficit	(247,036)	(203,397)
Total stockholders’ equity	198,289	224,984

	$235,133	$252,319

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$11,841	$11,413	$22,783	$11,413
Licensing	79	80	84	234
K-Fuel refined coal and blended K-Fuel refined coal	164	—	264	—
Consulting and other	4	6	45	36
Total operating revenue	12,088	11,499	23,176	11,683

Operating expenses:
General and administrative	18,018	6,361	25,748	11,510
Coal mining operating costs	10,696	10,622	20,934	10,952
Plant start-up costs	9,441	4,582	17,334	5,985
Depreciation, depletion and amortization	1,934	1,655	3,855	1,878
Research and development	285	460	631	818
Cost of licensing and consulting revenue	43	14	65	74
Total operating expenses	40,417	23,694	68,567	31,217

Operating loss	(28,329)	(12,195)	(45,391)	(19,534)

Other income (expense):
Interest income	673	1,577	1,701	2,685
Other income (expense), net	7	1,079	51	1,082
Total other income	680	2,656	1,752	3,767

Net loss	$(27,649)	$(9,539)	$(43,639)	$(15,767)

Basic and diluted net loss per common share	$(0.34)	$(0.12)	$(0.54)	$(0.21)
Weighted-average common shares outstanding	81,684	78,222	81,559	75,562

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands)

Balance at January 1, 2007	82,690	$83	$428,298	$(203,397)	$224,984
Common stock issued on exercise of options, warrants and other	935	1	2,480	—	2,481
Share-based compensation expense related to employees, directors and consultants	90	—	14,748	—	14,748
Cost of obtaining minority interest investment	—	—	(285)	—	(285)
Net loss	—	—	—	(43,639)	(43,639)
Balance at June 30, 2007	83,715	$84	$445,241	$(247,036)	$198,289

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(43,639)	$(15,767)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	14,748	4,715
Depreciation, depletion and amortization	3,855	1,878
Asset retirement obligation accretion	141	93
Other	(62)	(42)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	610	(1,105)
Inventory	(601)	(930)
Prepaid expenses and other assets	(161)	(396)
Deferred revenue and other current obligations	(269)	68
Accounts payable and accrued expenses	721	2,191
Cash used in operating activities	(24,657)	(9,295)

Investing activities:
Purchases of construction in progress	(15,614)	(22,232)
Purchases of property, plant and equipment	(1,621)	(1,588)
Purchases of marketable securities	(9,813)	(6,977)
Purchases of asset held for sale	(9,297)	—
Proceeds from maturities of marketable securities	14,684	2,990
Purchases of mineral rights and development	—	(1,038)
Cash paid for acquisition, net of cash received	—	(36,913)
Restricted cash	(2,908)	(34)
Collections on notes receivable	—	154
Other	45	(203)
Cash used in investing activities	(24,524)	(65,841)

Financing Activities:
Proceeds from exercise of options and warrants	2,480	20,224
Proceeds from minority interest investment	4,000	—
Proceeds from issuance of common stock, net of offering costs	—	144,559
Payments of costs to obtain minority interest investment	(285)	—
Payments on capital leases	119	(22)
Cash provided by financing activities	6,314	164,761

Increase (decrease) in cash and cash equivalents	(42,867)	89,625
Cash and cash equivalents, beginning of period	74,518	28,793
Cash and cash equivalents, end of period	$31,651	$118,418

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

Unless the context requires otherwise, the terms “Evergreen,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel® and K-DirectSM refer to our patented process and technology, which are owned by Evergreen Energy Inc.

(1)   Business and Basis of Presentation

Evergreen Energy Inc. was founded in 1984 as a clean coal company focused on developing our K-Fuel process.  Our goal is to leverage a vertically integrated, coal-based platform to deliver clean, efficient and affordable energy.  We intend to meet the specific needs of public utility, industrial and international market customers by providing economical solutions to environmental emission standards compared to other emission standard alternatives.  Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy efficient, lower-emission fuel.

We have completed the initial construction and entered the start-up phase for our Fort Union plant and mine site in Wyoming’s Powder River Basin, which is our first plant implementing the current K-Fuel process.  We are in the process of modifying and improving the design and efficiency of the equipment used in the K-Fuel process and we have expanded our contractual relationship with Bechtel Power Corporation in February 2007 to assist with the completion of construction and optimization of our Fort Union plant.  Bechtel will also assist with future designs of additional K-Fuel plants we may build or license, including any K-Fuel plants located at coal-fired power generating plants, which we refer to as K-Direct plants.  Our initial test burns of the K-Fuel refined coal from our Fort Union plant provided us with positive results regarding the characteristics and quality of the K-Fuel refined coal and additional test burns by independent third parties have confirmed K-Fuel refined coal’s positive attributes.  We have not, however, been able to achieve full-scale commercial production at our Fort Union plant.  We continue to face technical and operational issues with improving capacity utilization at our Fort Union plant and we are continuing to make modifications to the plant.  Management believes, however, that in recent months we have made significant improvements to address these issues with the assistance of our operational and technical engineering consultants.

In April 2007, we formed Evergreen Energy Asia Pacific Corp. as a separate international operation to develop markets in the Asia Pacific region without impacting our United States financial commitments and resources.  Shortly after forming Evergreen Energy Asia Pacific, the Sumitomo Corporation of Japan acquired a 4% interest in Evergreen Energy Asia Pacific for $4.0 million.  We expect our relationship with Sumitomo will add worldwide market and operations experience to our future projects.

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

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position, and cash flows as of June 30, 2007 and for all periods presented.  We have made certain reclassifications to prior period balances to conform to the current period presentation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.  The condensed consolidated results of operations for the three and six months and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results or cash flows expected for the full year.

(2)   Significant Accounting Policies

Basis of Financial Statements.  The condensed consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries.  We consolidate all of our majority-owned subsidiaries and reflect as minority interest the portion of these entities that we do not own.  Intercompany transactions and balances have been eliminated.

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

The following table reflects our recorded share-based compensation for the three months ended June 30, 2007 and 2006:

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
	(in thousands, except per share amounts)

Share-based compensation expense included in reported net loss	$11,935	$2,627
Earnings per share effect of share-based compensation expense	$(0.15)	$(0.03)

The following table reflects our recorded share-based compensation for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in thousands, except per share amounts)

Share-based compensation expense included in reported net loss	$14,748	$4,715
Earnings per share effect of share-based compensation expense	$(0.18)	$(0.06)

We use the Black-Scholes option-pricing model to value stock options.  The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options.  Generally our option grants to non-employee board members vest immediately and expire on the third anniversary of the date of grant.  As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  All stock option grants for the three and six months ended June 30, 2007 were to non-employee members of the board of directors.  The following table summarizes the assumptions used to value stock options granted during the three months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Weighted-average:
Risk free interest rate	4.50%	3.817%
Expected option life (years)	3	4.5
Expected volatility	63%	60%
Expected dividends	None	None

The following table summarizes the assumptions used to value stock options granted during the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Weighted-average:
Risk free interest rate	4.50%	3.67%
Expected option life (years)	3	4.6
Expected volatility	63%	67%
Expected dividends	None	None

Net loss per common share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency.  During the fourth quarter of 2005, we granted 2 million shares of restricted stock to our current Chief Executive Officer (CEO), former CEO and Chief Technology Officer (CTO), which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement.  Such shares were transferred to an escrow agent during the first quarter of 2006.  As a result of the transfer, such shares are reflected as outstanding in the Condensed Consolidated Financial Statements.  However, as the vesting criteria have not yet been attained, they are excluded from the net loss per share calculations due to the contingent status of the shares.  For further details, see Note 11— Departure of Executive Officer.

The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended June 30, 2007 and 2006 were 14.9 million and 19.7 million, respectively, and are comprised of outstanding stock options, restricted stock grants and warrants to purchase our common stock.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Recently adopted accounting pronouncements.  On July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize, in our condensed financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of January 1, 2007.  We have evaluated our tax positions and determined that the adoption of this pronouncement did not have an impact on our financial position or results of operations.  Our tax return net operating loss carryforwards are significant.  The tax years in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.

Recently issued accounting pronouncements.  On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

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

(3)   Follow-on Stock Offering

In February 2006, we sold approximately 8.1 million shares of common stock to the public at a price of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and offering expenses.  We used and continue to use the proceeds from this offering to fund the acquisition of Buckeye Industrial Mining Co., for  improvements at our Fort Union plant,  the development of standard plant designs, initial development of K-Direct facilities, and for general corporate purposes.

(4) Acquisition and C-Lock Formation

C-Lock Formation

Effective February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a wholly owned subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The measurement system and procedures are transparent, repeatable and verifiable.  Through C-Lock Technology, Inc., we intend to market the proprietary measurement system and procedures to quantify, certify, and verify carbon dioxide emissions.

In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with, and have achieved certain other operating criteria.  The first annual payment for 2006 was made during the six months ended June 30, 2007.  Additionally, upon signing of the definitive agreement on June 7, 2007, we granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vest on April 3, 2008.  We will be required to recognize $600,000 of non-cash compensation expense ratably through April 3, 2008.

Buckeye Acquisition

On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Co., for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at approximately $2.2 million.  We incurred $1.0 million in acquisition costs and reimbursed Buckeye’s former parent $900,000 for costs incurred relating to capital projects.  Buckeye’s primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end users.  Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year.  We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure and coal reserves.  The expected benefits of the acquisition include the addition of an experienced coal marketing and mining team and operating cash flow.  Their operations have been included in our condensed consolidated financial statements as of the effective purchase date of April 3, 2006.

Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands, except per share amounts)
Revenue	$11,499	$24,739
Net Loss	(9,539)	(15,523)
Basic and diluted loss per share	(0.12)	(0.21)

(5)   Inventory

Inventory consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)

Coal	$1,845	$1,156
Spare parts and supplies	16	104
Total inventory	$1,861	$1,260

(6)   Construction in Progress, Mineral Rights and Mine Development and Property, Plant & Equipment

Construction in progress consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)

Fort Union plant and operating equipment	$9,368	$4,478
Future plant sites and equipment	3,950	13,981
Mine and site improvements	3,019	2,597
Mining equipment refurbishment	6,881	2,307
Other	145	145
Total construction in progress	$23,363	$23,508

Construction in progress is primarily comprised of costs associated with our Fort Union plant, future plant sites, mine and site improvements and mining equipment refurbishments.  During the second quarter ended 2007, we transferred $2.8 million from construction in progress to property, plant and equipment for assets that were placed into service and began depreciating these assets.  Total construction in progress includes $600,000 and $2.6 million of amounts included in accounts payable and accrued liabilities as of June 30, 2007 and December 31, 2006, respectively.  As of December 31, 2006, construction in progress included $12.2 million of costs related to our boiler island.  See further discussion in Note 7— Assets Held for Sale.

During the third quarter 2006, we placed our Fort Union plant into service.  We are depreciating all plant assets on a units-of-production method, based on actual tonnage processed through the plant.

Property, plant and equipment includes:

•              $377,000 and $919,000 of amounts included within accounts payable and accrued costs as of June 30, 2007 and December 31, 2006, respectively; and

•              $768,000 and $794,000 of capitalized asset retirement cost as of June 30, 2007 and December 31, 2006, respectively.

(7) Assets Held for Sale

In June 2006, we entered into an agreement to purchase a 700,000 pound per hour Circulating Fluidized Bed boiler island, with the option to purchase two more.  We entered into this agreement with the intent of using this boiler, and possibly the other two boilers, at one of our future K-Fuel plants in the Powder River Basin.  As our near-term business strategy is focused on the construction of K-Direct plants rather than K-Fuel plants, and the boiler island is not necessary for K-Direct plants, we are in the process of selling our interest in the first boiler island.  We anticipate completing this sale within the next nine months. Assets held for sale includes $2.4 million of amounts included in accounts payable and accrued liabilities as of June 30, 2007.

We have incurred $23.9 million on the construction of the boiler island which is included in assets held for sale in our condensed consolidated balance sheet as of June 30, 2007.  In July 2007, the fabricator of the boiler island completed certain fabrication and engineering work which provided an appropriate point to suspend construction.  Consequently, we agreed with the fabricator to temporarily suspend further construction on the boiler.  As a result, after a $2.4 million payment related to July services, all future payments will be temporarily suspended.

(8)   Segments

With the acquisition of Buckeye on April 3, 2006, we have expanded our segments and our segment presentation.  We have identified three segments: our Plant and Licensing segment, Mining segment and Operating segment.  Our results of operations are evaluated and allocations of capital resources are based upon the overall operations of these segments.  The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel process and includes our Fort Union plant, our mine site in Gillette, Wyoming and activities of Evergreen Energy Asia Pacific.  The Mining segment represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility.  The Operating segment is comprised of all other operations, primarily our headquarters and related operations.  Our operations are principally conducted in the United States.

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Plant and Licensing	Mining	Operating	Total	Plant and Licensing	Mining	Operating	Total
	(in thousands)

Operating revenues:
Mining	$—	$11,841	$—	$11,841	$—	$11,413	$—	$11,413
Licensing	79	—	—	79	80	—	—	80
K-Fuel refined coal and blended K-Fuel refined coal	164	—	—	164	—	—	—	—
Consulting and other	—	—	4	4	—	—	6	6
Total segment revenue	243	11,841	4	12,088	80	11,413	6	11,499

Operating expenses:
General and administrative	—	—	18,018	18,018	—	—	6,361	6,361
Coal mining operating costs	—	10,696	—	10,696	—	10,622	—	10,622
Plant start-up costs	9,441	—	—	9,441	4,582	—	—	4,582
Cost of license and consulting Revenue	25	—	18	43	14	—	—	14
Total segment operating expense:	9,466	10,696	18,036	38,198	4,596	10,622	6,361	21,579

Segment operating (loss) income	$(9,223)	$1,145	$(18,032)	$(26,110)	$(4,516)	$791	$(6,355)	$(10,080)

Total assets	$105,320	$52,115	$77,698	$235,133	$82,376	$58,385	$132,937	$273,698

Reconciliation to net (loss):

Total Segment operating (loss)				$(26,110)				$(10,080)
Depreciation, depletion and Amortization				(1,934)				(1,655)
Research and development				(285)				(460)
Other income (expense), net				680				2,656
Net (loss) income				$(27,649)				$(9,539)

a

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Plant and Licensing	Mining	Operating	Total	Plant and Licensing	Mining	Operating	Total
	(in thousands)

Operating revenues:
Mining	$—	$22,783	$—	$22,783	$	$11,413	$—	$11,413
License	84	—	—	84	234	—	—	234
K-Fuel refined coal and blended K-Fuel refined coal	264	—	—	264	—	—	—	—
Consulting and other	—	—	45	45	—	—	36	36
Total segment revenue	348	22,783	45	23,176	234	11,413	36	11,683

Operating expenses:
General and administrative	—	—	25,748	25,748	—	—	11,510	11,510
Coal mining operating costs	—	20,934	—	20,934	—	10,952	—	10,952
Plant start-up costs	17,334	—	—	17,334	5,985	—	—	5,985
Cost of license and consulting Revenue	26	—	39	65	74	—	—	74
Total segment operating expense:	17,360	20,934	25,787	64,081	6,059	10,952	11,510	28,521

Segment operating (loss) income	$(17,012)	$1,849	$(25,742)	$(40,905)	$(5,825)	$461	$(11,474)	$(16,838)

Reconciliation to net (loss)

Total segment operating (loss) Income				$(40,905)				$(16,838)
Depreciation, depletion and Amortization				(3,855)				(1,878)
Research and development				(631)				(818)
Other income (expense), net				1,752				3,767
Net (loss) income				$(43,639)				$(15,767)

(9)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through June 30, 2007, we made cumulative royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the amount payable under the cap to $73.0 million.  Mr. Theodore Venners, our CTO, is entitled to 50% of net distributable royalties disbursed to the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc., or Hills Products.  Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors.  We have leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars.  Prior to the execution of this agreement, our independent Board members approved this transaction.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  Per the agreement, we have committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.  We expensed $5,000 and $9,000 for leasing fees for the three and six months ended June 30, 2007, respectively.

Consulting

We have consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our CTO.  We entered into agreements with Venners & Company for the provision of these services at a fixed monthly fee plus certain performance bonuses.  During the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006, we expensed $77,000 and $153,000 in consulting fees, respectively, related to these agreements.  In July 2007, we determined to cease our consulting relationship with Venners & Company, Ltd.  Pursuant to a consulting agreement with Venners & Company we are obligated to make payments of $7,500 per month through May 2008.

(10)   Commitments and Contingencies

Litigation

We are not engaged in any material legal proceedings which involve any of our subsidiaries or any of our properties.

(11)  Departure of Executive Officer

On April 19, 2007, we ceased our relationship with Mark S. Sexton, our former CEO, President and Chairman of the Board.  Pursuant to the terms of his employment agreement, Mr. Sexton was entitled to acceleration of vesting with respect to 898,630 of the 1,000,000 shares of unvested common stock he was awarded in connection with his employment, and, as a result, we incurred a one-time $9.8 million non-cash charge during the quarter ended June 30, 2007.  The 898,630 shares vested on July 18, 2007.  Mr. Sexton exercised a right pursuant to his employment agreement to have shares, which would have otherwise vested, withheld in satisfaction of his income tax liability from this vesting.  As a result, we made a one-time cash payment of approximately $1.6 million to the appropriate taxing authorities related to Mr. Sexton’s taxable income on this transaction.  The withholding of these shares for taxes, effectively represents a retirement of these shares and will be reflected as an adjustment to our additional paid-in capital during the quarter ended September 30, 2007.

Robert J. Clark, Chairman of our Audit Committee and a member of our Compensation Committee, has assumed the duties of Chairman of the Board and, on June 27, 2007, our board named Kevin R. Collins, previously Executive Vice President and Chief Operating Officer, as CEO and President.

(12)         Subsequent Events

Convertible Secured Notes

On July 30, 2007, we completed the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012 that were resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes are senior, secured obligations guaranteed by our wholly owned subsidiary, Evergreen Operations, LLC, and its subsidiaries, and secured by a first-priority security interest in (1) all of our equity interests in Evergreen Operations, LLC, (2) an escrow account established in connection with the offering, and (3) our and each of our subsidiaries’ bank, investment, brokerage or similar accounts holding cash and cash equivalents, subject to certain exceptions. Our intellectual property rights relating to the K-Fuel refined coal process are held by a wholly owned subsidiary, which is not a subsidiary Evergreen Operations, and consequently, none of these intellectual property rights are included in the collateral securing the notes. Additionally, our wholly owned subsidiaries C-Lock Technology, Inc. and Evergreen Energy Asia Pacific Corp. are also excluded from the collateral securing the notes. We will pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008.  The notes mature on August 1, 2012.  We estimate costs in connection with the sale of the notes to be approximately $5.6 million.  Pursuant to the offering, we are required to deposit $18.0 million of the net proceeds in the escrow account referred to above.  We plan on using the remaining proceeds to fund operations and capital expenditures at our Fort Union plant and for general corporate purposes.

Holders may convert their notes into a number of shares of common stock or cash or a combination thereof, at our option, at the applicable conversion rate on any day to and including the business day prior to the maturity date.  The initial conversion rate for the notes is 190.4762 shares of our common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $5.25 per share, subject to adjustment upon the occurrence of certain events.  If we undergo certain fundamental changes, the holders of the notes may require us to repurchase the notes in cash at 100% of the principal amount plus any accrued and unpaid interest.

If (1) the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least the conversion price, or  the reduced interest rate threshold, and (2) if the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for at least 30 days following the reduced interest rate threshold, unless registration is no longer required, then the initial interest rate will be permanently decreased to 5.00%.  In addition, if (1) the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least 130% of the then applicable conversion price, or the collateral release threshold, and (2) if the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for at least 30 days following the collateral release threshold, unless registration is no longer required, then the security will be released, including the $18.0 million held in escrow, and the notes will become automatically subordinated.  At such time as the security is released, we may redeem the notes at a redemption price payable in cash equal to 100% of the principal amount, plus any accrued and unpaid interest and an additional "coupon make whole payment."  The ‘‘coupon make-whole’’ amount per $1,000 principal amount of notes will be equal to the present value of all remaining scheduled payments of interest on each note to be redeemed through the maturity date.

We have agreed to file a shelf registration statement with the SEC within 90 days from the issuance of notes with respect to resales of the notes, the guarantees, and any common stock issuable upon conversion of the notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries.  All references to K-Fuel refined coal, K-Fuel® and K-DirectSM refer to our patented process and technology.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part II, Item 1A of this quarterly report which are attached as Exhibit 99.1 and incorporated herein by reference and the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and the Consolidated Financial Statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Evergreen Energy Inc. was founded in 1984 as a clean coal company focused on developing our K-Fuel process.  Our goal is to leverage a vertically integrated, coal-based platform to deliver clean, efficient and affordable energy.  We intend to meet the specific needs of public utility, industrial and international market customers by providing economical solutions to environmental emission standards compared to other emission standard alternatives.  Our proprietary K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy efficient, lower-emission fuel.

We have completed the initial construction and entered the start-up phase for our Fort Union plant and mine site in Wyoming’s Powder River Basin, which is our first plant implementing the current K-Fuel process.  We are in the process of modifying and improving the design and efficiency of the equipment used in the K-Fuel process and we have expanded our contractual relationship with Bechtel Power Corporation in February 2007 to assist with the completion of construction and optimization of our Fort Union plant.  Bechtel will also assist with future designs of additional K-Fuel plants we may build or license, including any K-Fuel plants located at coal-fired power generating plants, which we refer to as K-Direct plants.  Our initial test burns of the K-Fuel refined coal from our Fort Union plant provided us with positive results regarding the characteristics and quality of the K-Fuel refined coal and additional test burns by independent third parties have confirmed K-Fuel refined coal’s positive attributes.  We have not, however, been able to achieve full-scale commercial production at our Fort Union plant.  We continue to face technical and operational issues with improving capacity utilization at our Fort Union plant and we are continuing to make modifications to the plant.  Management believes, however, that in recent months we have made significant improvements to address these issues with the assistance of our operational and technical engineering consultants.

Recent Developments

In February 2007, an independent third party at the University of Notre Dame conducted test burns of blends of 50% and 75% of K-Fuel refined coal with high-sulfur, low-fusion eastern Ohio bituminous coal.  Test burns using 100% of our K-Fuel refined coal were also conducted.  Blended results indicated improvements in emissions that could help coal-fired boilers comply with the new Federal Industrial Boiler Maximum Achievable Control Technology rule for emissions while maintaining load capacities through higher Btu values.  Test burns using only K-Fuel refined coal resulted in a reduction in chloride emission by 75%, sulfur dioxide emissions by 90% and mercury content by 75% when compared to the high-sulfur, low-fusion eastern Ohio bituminous coal.

Effective February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a wholly owned subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The measurement system and procedures are transparent, repeatable and verifiable.  Through C-Lock Technology, Inc., we intend to market the proprietary measurement system and procedures to quantify, certify, and verify carbon dioxide emissions.  We expect a market to evolve in global carbon credit trading in the energy and agricultural businesses and, given our K-Fuel product’s favorable emissions profile, we believe that a close association with a standardized approach for selling credits will help us to continue our vertical integration strategy.

In April 2007, we formed Evergreen Energy Asia Pacific, Inc. as a separate international operation to develop markets in the Asia Pacific region without impacting our United States financial commitments and resources.  Shortly after forming Evergreen Energy Asia Pacific, Inc, the Sumitomo Corporation of Japan acquired a 4% interest in Evergreen Energy Asia Pacific, Inc. for $4.0 million.  We expect our relationship with Sumitomo will add worldwide market and operations experience to our future projects.

On April 19, 2007, we ceased our relationship with Mark S. Sexton, our former CEO, President and Chairman of the Board.  Pursuant to the terms of his employment agreement, Mr. Sexton was entitled to acceleration of vesting with respect to 898,630 of the 1,000,000 shares of unvested common stock he was awarded in connection with his employment, and, as a result, we incurred a $9.8 million non-cash charge during the quarter ended June 30, 2007.  The 898,630 shares vested on July 18, 2007.  Robert J. Clark, Chairman of our Audit Committee and a member of our Compensation Committee, has assumed the duties of Chairman of the Board and, on June 27, 2007, our board named Kevin R. Collins, previously Executive Vice President and Chief Operating Officer, as Chief Executive Officer and President.

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant, resulting in (i) limited revenues from K-Fuel refined coal, and (ii) the majority of our costs relating to general and administrative expenses.  We have begun shipping limited amounts of our K-Fuel refined coal to utility and industrial customers, resulting in revenue from K-Fuel refined coal and blended K-Fuel refined coal being less than expected.  As a result of our current inability to achieve full-scale commercial production and to operate the plant on a reliable basis, we retained the services of additional operational and technical engineering consultants to improve our Fort Union operations going forward and we believe that we are making significant progress.  We believe that plant start-up costs incurred in 2006 and thus far in 2007 are not indicative of future costs once the plant is operating on a continuous basis.  We believe that once we achieve full-scale commercial production on a consistent basis, revenue from K-Fuel refined coal and blended K-Fuel refined coal will increase and plant operating costs will decline.  In the future, we plan to construct, own and operate K-Direct and K-Fuel production facilities domestically, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties, primarily in international markets.

With the acquisition of Buckeye, we realized: (i) increases in our operating cash flow; (ii) increases in revenue from the sales of coal and the related costs; (iii) increases in revenues from our ash disposal operations and the related costs; and (iv) the addition of an experienced coal marketing team to assist in the marketing and sales our K-Fuel refined coal and blended K-Fuel refined coal.

 See our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

With the acquisition of Buckeye, we have expanded our segments and our segment presentation.  We have identified three segments: our Plant and Licensing segment, Mining segment and Operating segment.  Our results of operations are evaluated and allocations of capital resources are based upon the overall operations of these segments.  The Plant and Licensing segment represents revenue and costs related to the use and application of our proprietary, patented K-Fuel process and includes our Fort Union plant, our mine site in Gillette, Wyoming and activities of Evergreen Energy Asia Pacific.  The Mining segment represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility.  The Operating segment is comprised of all other operations, primarily our headquarters and related operations.  Our operations are principally conducted in the United States.

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

Revenue

Revenues for the second quarter of 2007 and 2006 were $12.1 million and $11.5 million, respectively.

Revenue in our Mining segment for the second quarter of 2007 and 2006 were $11.8 million and $11.4 million respectively, as follows:

•                  Coal revenue includes mined raw and prepared coal sales within our Buckeye operations.  Coal revenues were $9.8 million and $9.5 million for the second quarter of 2007 and 2006, respectively.  Coal sales for the second quarter ended 2007 were 204,137 tons or $48.01 sales realization per ton sold compared to 164,882 tons or $57.67 sales realization per ton sold, for the second quarter 2006.  The decline in the sales realization in the second quarter ended June 30, 2007 compared to the same period ended 2006 was due to the overall decrease in the demand for coal throughout the United States.

•                  Brokered coal sales, net are derived from revenues less the costs associated with the purchase of coal from other coal producers, which we ship directly to customers.  Brokered coal sales, net were $162,000 for the second quarter of 2007 compared to $243,000 for the second quarter of 2006.

•                  Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio.  Ash disposal revenues were $1.7 million for the second quarter of 2007 compared to $1.5 million for the second quarter of 2006.

K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties.  Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties.  The remaining revenue related to the raw or prepared coal is reflected in Mining revenues.  K-Fuel refined coal and blended K-Fuel refined coal sales were $164,000 for the second quarter 2007, and are included in our Plant and Licensing segment.

Revenues for the six months ended June 30, 2007 were $23.2 million compared to $11.7 million during the six months ended June 30, 2006.  The increase in revenue is primarily related to our April 2006 acquisition of Buckeye.  During the six months ended June 30, 2006, we owned Buckeye for only three months.  Conversely, during the six months ended June 30, 2007, we owned Buckeye the entire six-month period.

Revenues in our Mining segment for the six months ended June 30, 2007 were $22.8 million as follows:

•                  Coal revenues were $18.9 million; coal sales were 394,448 tons or $47.92 sales realization per ton sold.

•                  Net brokered coal sales, were $353,000.

•                  Ash disposal revenues were $3.2 million.

K-Fuel refined coal and blended K-Fuel refined coal sales were $264,000 for the six months ended June 30, 2007, and are included in our Plant and Licensing segment.

General and Administrative

The following table summarizes our general and administrative costs for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Employee non-cash, share-based compensation	$11,736	$2,627	$14,108	$4,715
Employee-related costs	3,022	1,490	5,370	2,697
Professional fees	1,085	1,148	2,203	2,308
Office and travel costs	1,093	542	1,766	934
Insurance and other	1,082	554	2,301	856
Total general and administrative	$18,018	$6,361	$25,748	$11,510

Employee non-cash, share-based compensation expenses were $11.7 million and $2.6 million for the three months ended June 30, 2007 and 2006, respectively.  Employee non-cash, share-based compensation expense for the six months ended June 30, 2007 and 2006 were $14.1million and $4.7 million, respectively.  The increase for the three and six months ended June 30, 2007 was due to a one-time $9.8 million charge as a result of the termination without cause of our former CEO and the acceleration of his restricted stock grant pursuant to his employment agreement.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  Employee-related costs for the second quarter of 2007 were $3.0 million as compared to $1.5 million for the same period in 2006.  Employee-related costs for the six months ended June 30, 2007 were $5.4 million as compared to $2.7 million for same period in 2006.  The increases for the three months ended June 30, 2007 were primarily due to a company-wide increase in health insurance costs and adding personnel, including business development and engineering personnel.  The increases for the six months ended June 30, 2007 were primarily related to an increase in health insurance costs and salaries and related burdens as we hired more employees at our corporate and plant offices and from the acquisition of Buckeye.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  Office and travel costs for the second quarter ended 2007 were $1.1 million compared to $542,000 for the same period ended 2006.  Office and travel costs for the six months ended June 30, 2007 were $1.8 million as compared to $934,000 for same period in 2006.  The increase in the number of employees at our corporate office led to our office expansion and relocation in May 2007, and the related increases in rent, utilities and relocation costs for the three and six months ended June 30, 2007.  Our travel for the three and six months ended June 30, 2007 increased due to more travel related costs as we increased trips to our Fort Union plant as well as increased sales efforts.  In addition, during the three and six months ended June 30, 2007, we incurred a non-recurring charge relating to a loss on the sub-lease of our former corporate office space and moving costs.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  Insurance and other expenses for the second quarter of 2007 were $1.1 million compared to $554,000 for the same period ended 2006.  Insurance and other costs for the six months ended June 30, 2007 were $2.3 million as compared to $856,000 for six months ended June 30, 2006.  The increase for the three and six months ended June 30, 2007 can be attributed to the following:

•              A licensing fee paid to the owner of the proprietary technology for the measurement of carbon emissions related to the formation of our wholly owned subsidiary C-Lock Technology, Inc.

•              Increase in insurance due to the acquisition of Buckeye;

•              Increase in business development costs associated with the identification of key public utility leads, which are candidates for our process, and development of those leads; and

•              Overall increase in property and commercial liability premiums for our Fort Union plant.

Coal Mining Operating Expenses

Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which represents our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs.  Coal mining operating expenses were $9.8 million and $9.6 million for the second quarters ended 2007 and 2006, respectively, and are included in our Mining segment.  Coal mining operating expenses were $18.7 million and $9.6 million for the six months ended June 30, 2007 and 2006, respectively, and are included in our Mining segment.  The increase for the six months ended June 30, 2007 as compared to the same period ended June 30, 2006 can be attributed to the acquisition of Buckeye in April 2006, resulting in recording six months of Buckeye’s operation for the six months ended June 30, 2007 compared to recording only three months of Buckeye’s operations for the six months ended June 30, 2006.

Ash disposal

Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility.  Ash disposal expenses were $1.1 million and $995,000 for the quarters ended June 30, 2007 and 2006, respectively, and are included in our Mining segment.  Ash disposal expenses were $2.2 million and $995,000 for the six months ended June 30, 2007 and 2006, respectively, and are included in our Mining segment.  The increase for the six months ended June 30, 2007 as compared to the same period ended June 30, 2006, can be attributed to the acquisition of Buckeye in April 2006, resulting in recording six months of Buckeye’s operation for the six months ended June 30, 2007 compared to recording only three months of Buckeye’s operations for the six months ended June 30, 2006.

Plant start-up costs

Plant start-up costs include purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs, which are reflected in our Plant and Licensing segment.  Plant start-up costs were $9.4 million and $4.6 million for the three months ended June 30, 2007 and 2006, respectively, and are included in our Plant and Licensing segment.  Plant start-up costs were $17.3 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively, and are included in our Plant and Licensing segment.  During the six months ended June 30, 2006, we were in the construction and commissioning phases and the majority of costs incurred during these phases were capitalized.  During the six months ended June 30, 2007, we were in the start-up phase and a higher percentage of costs associated with the operations of our Fort Union plant were expensed as incurred.  In addition, non-capitalized costs increased as a result of engineering and technical work performed to improve and reconfigure our Fort Union plant.

Plant start-up costs remain higher than anticipated due to general start-up issues with this first-of-a-kind plant and technical and operation improvements being implemented.  We are in the process of modifying and improving the design and efficiency of the equipment used in the K-Fuel process and we expanded our contractual relationship with Bechtel Power Corporation in February 2007 to assist with the completion of construction and optimization of our Fort Union plant.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization are comprised of depreciation for our Fort Union plant, depletion based on tons mined at our mine sites and amortization related to our patents.  Depreciation, depletion and amortization expenses were $1.9 million for the second quarter ended 2007 compared to $1.7 million during the same period ended 2006.  Depreciation, depletion and amortization expenses were $3.9 million for the six months ended June 30, 2007 compared to $1.9 million during the same period ended 2006.  The increases are primarily attributable to the acquisition of Buckeye and the related depreciation and depletion on our mine sites and property and equipment for the six months ended June 30, 2007.

Other Income Expense

Interest income

Interest income for the second quarter 2007 was $673,000 compared to $1.6 million for the same period ended 2006.  During the six months ended June 30, 2007 interest income was $1.7 million as compared to $2.7 million for the same period ended 2006.  The decreases for the second quarter and the six months ended June 30, 2007 compared to the same periods ended June 30, 2006, are attributed to interest earned on our cash balance, which was significantly lower compared to the same periods in 2006.

Other income expense, net

During the second quarter 2007, other income was $7,000 as compared to $1.1 million for the same period ended 2006.  On November 26, 2003, we completed an equity exchange transaction with Rio Tinto Energy America Services Company (“RTEA”), formerly Kennecott Energy Company, as further described in our Annual Report filed on Form 10-K.  As a part of the exchange transaction, an intercompany working capital loan from Evergreen Energy to Pegasus Technologies Inc. with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus.  Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction.  On May 16, 2006, RTEA entered into a transaction involving its investment in Pegasus.  Pursuant to the terms of the agreement entered into between us and RTEA dated November 7, 2003, which triggered the earn-out provision, we received a payment of $1.1 million from Pegasus as a payment in full satisfaction of the $9.4 million obligation.  This transaction had no effect on our note receivable from Pegasus with an outstanding balance of $88,000, net of an allowance of $1.2 million, which is included in our condensed consolidated balance sheet.  We have been and expect to continue to receive payments on this note.

Liquidity and Capital Resources

On July 30, 2007 we completed the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012 that were resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes are senior, secured obligations guaranteed by our wholly owned subsidiary, Evergreen Operations, LLC, and its subsidiaries, and secured by a first-priority security interest in (1) all of our equity interests in Evergreen Operations, LLC, (2) an escrow account established in connection with the offering, and (3) our and each of our subsidiaries’ bank, investment, brokerage or similar accounts holding cash and cash equivalents, subject to certain exceptions.  We will pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008.  The notes mature on August 1, 2012.  We estimate costs in connection with the sale of the notes to be approximately $5.6 million.  Pursuant to the offering, we are required to deposit $18.0 million of the net proceeds in the escrow account referred to above.  We plan on using the remaining proceeds to fund operations and capital expenditures at our Fort Union plant and for general corporate purposes.

In February 2006, we sold approximately 8.1 million shares of common stock to the public at a price of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and offering expenses.  We used and continue to use the proceeds from this offering to fund the acquisition of Buckeye Industrial Mining Co., for improvements at our Fort Union plant, the development of standard plant designs, initial development of K-Direct facilities, and for general corporate purposes.

Our cash will primarily be used to fund operations and for capital expenditures at our Fort Union plant and corporate purposes.  The capital expenditure budget for 2007 is currently $25 million to $30 million, excluding the costs of our boiler island, which will be used for Fort Union completion costs, Buckeye mining and development costs and costs associated with initial development of K-Direct facilities.  We have incurred $18 million during the six months ended June 30, 2007, excluding costs associated with our boiler island.  We have incurred $23.9 million on the construction of the boiler island which is included in assets held for sale in our condensed consolidated balance sheet as of June 30, 2007.  In July 2007, the fabricator of the boiler island completed certain fabrication and engineering work which provided an appropriate point to temporarily suspend construction.  Consequently, we agreed with the fabricator to suspend further construction on the boiler.  As a result, after a $2.4 million payment related to July services, all future payments will be temporarily suspended.

With the funds received from the Convertible Secured Notes and the expected proceeds from the sale of the boiler, we believe our cash level is sufficient to support our operations, including the Fort Union plant, start preliminary site investigation, design, permitting and similar long-lead-time activities related to K-Direct plants located in close proximity to coal-fired power generating and industrial facilities and other large-scale K-Fuel plants for at least the next twelve months.  We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures to ensure that all expenditures are prudent.  Further, we expect to generate addition cash from (1) the exercise of outstanding options and warrants;  (2) fees from additional licensing of our K-Fuel technology; and (3) sales of K-Fuel from our Fort Union plant, once we achieve full-capacity on a consistent basis.

As we identify strategic opportunities to accelerate construction of K-Direct and large-scale commercial plants, or other agreements such as joint ventures, we will need to obtain additional funding for these projects.  We plan to seek additional capital for these and other purposes from time to time as needed through: (1) project debt offerings; (2) other types of project financing; and (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures.  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

Cash Used in Operating Activities

Cash used in operating activities was $24.7 million and $9.3 million for the six months ended June 30, 2007 and 2006, respectively.  The majority of the cash used in operating activities for the six months ended June 30, 2007 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities. The most significant adjustments to net loss to arrive at cash used in operating activities for the six months ended June 30, 2007 were non-cash, stock-based compensation expense or $14.7 million, including a one-time $9.8 million charge resulting from the termination of our former CEO and the acceleration of vesting of his restricted stock and depreciation, depletion and amortization of $3.9 million, primarily from the mineral rights and property, plant and equipment of Buckeye.

The most significant adjustments to net loss to arrive at cash used in operating activities for the six months ended June 30, 2006 were non-cash expense related to the adoption of  SFAS 123R resulting in a $4.7 million charge and depreciation, depletion and amortization of $1.9 million, primarily from the acquisition of Buckeye

Cash Used in Investing Activities

Cash used in investing activities was $24.5 million and $65.8 million for the six months ended June 30, 2007 and 2006, respectively. The majority of the uses of cash relate to the following:

•                                          We spent $15.6 million and $22.2 million on our Fort Union plant and other construction in progress projects for the six months ended June 30, 2007 and 2006, respectively.

•                                          We had capital expenditures related to other purchases of property and equipment of $1.6 million and $1.6 million for the six months ended 2007 and 2006, respectively.

•                                          We paid $36.9 million in consummating the Buckeye acquisition in the six months ended June 30, 2006.

•                                          We purchased $9.8 million and $7.0 million of marketable securities for the six months ended June 30, 2007 and 2006, respectively.  We received proceeds from maturities of $14.7 million and $3.0 million in the six months ended June 30, 2007 and 2006, respectively.

•                                          We spent $9.3 million on our boiler island for the six months ended June 30, 2007.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2007 was $6.3 million compared to $164.8 million for the six months ended June 30, 2006, a decrease of $158.5 million.  The decrease is attributable to the $144.6 million of cash received from our public offering in February 2006 and $20.2 million of cash proceeds from the exercise of warrants and options.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, we began to implement a new enterprise-wide software system.  Through the quarter ended March 31, 2007, we commenced using the general ledger, accounts payable, procurement and fixed asset applications of the software to record, allocate and report financial transactions, which resulted in certain material changes to our internal controls over financial reporting.  We have tested and evaluated the effectiveness of the key controls over financial reporting related to these implemented modules and determined that the controls are operating effectively.  During the second quarter 2007, we implemented the general ledger and accounts payable modules at Buckeye Industrial Mining Co., Buckeye, which resulted in a material change to our internal controls over financial reporting.  We expect the evaluation of the operating effectiveness of key controls related to the implementation at Buckeye will be completed in the near term.  Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  We plan on implementing additional modules of the enterprise-wide software through the year ended December 31, 2007.  As we implement other modules, our internal control structure will be modified as appropriate.  Additionally, once all the modules are implemented we will re-evaluate our control structure to ensure maximum efficiency and effectiveness of key controls over financial reporting.  The implemented and planned system changes were undertaken primarily to improve controls and management reporting and were not undertaken in response to any actual or perceived significant deficiencies or material weaknesses in our internal control over financial reporting.

On April 3, 2006, we completed the acquisition of Buckeye, which represents a material acquisition for us.  Our condensed consolidated financial statements as of June 30, 2007 include the Buckeye operations.  In accordance with Securities Exchange Commission guidance, we had previously excluded the internal controls of Buckeye from our evaluation of the effectiveness of our internal controls over financial reporting.  In recording this acquisition, we followed our normal accounting procedures and internal controls.  Our management also reviewed the six months of operations of Buckeye that are included in our financial statements for 2007 and, we solicited disclosure information from Buckeye employees using our Section 302 procedures regarding the current business environment in which they operate.  These controls have been in place since our acquisition of Buckeye.  Beginning April 3, 2007, we have documented, tested and evaluated the process level controls operating at Buckeye and determined that the controls in place at Buckeye during the second quarter of 2007, together with the review procedures described above, are operating effectively.  We are continuing to integrate more of our internal controls into the Buckeye operations. Other than the changes discussed above no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings which involve any of our subsidiaries or any of our properties.

ITEM 1A.  RISK FACTORS

Attached as Exhibit 99.1 to this quarterly report and incorporated herein by reference, are amended and restated risk factors revising the risk factors set forth under “Risks Related to Our Business,” “K-Fuel Process Risks” and “Coal Mining Risks” in our Form 10-K for the year ended December 31, 2006.  These risk factors have previously been furnished as Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on July 24, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Amended and Restated Risk Factors

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: July 31, 2007	By:	/s/ KEVIN R. COLLINS
Kevin R. Collins
Chief Executive Officer and President

Date: July 31, 2007	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer