Form 10-Q
period 2007-09-30
EVERGREEN ENERGY INC
filed 2007-11-09
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 2, 2007, there were 84,219,175 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006
	(in thousands)

Assets
Current:
Cash and cash equivalents	$75,177	$74,518
Marketable securities	—	9,758
Accounts receivable, net	6,149	6,011
Inventory	1,426	1,260
Prepaid and other assets	4,181	2,351
Total current assets	86,933	93,898
Property, plant and equipment, net of accumulated depreciation	115,577	106,432
Construction in progress	22,952	23,508
Mineral rights and mine development, net of accumulated depletion	21,360	21,787
Restricted cash	28,484	3,910
Patents, net of accumulated amortization	1,115	1,134
Deferred royalty cost, less current portion	1,426	1,435
Debt issue costs, net of amortization	5,723	—
Other assets	6,699	215
Assets held for sale	26,328	—
	$316,597	$252,319

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,534	$7,695
Accrued liabilities	8,870	6,572
Other current liabilities	1,559	475
Total current liabilities	17,963	14,742
Deferred revenue, less current portion	6,732	6,732
Long-term debt	98,200	—
Asset retirement obligations	5,860	5,626
Deferred rent and other liabilities, less current portion	1,476	235
Total liabilities	130,231	27,335

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 84,203 and 82,690 shares issued and outstanding, respectively	84	83
Additional paid-in capital	452,684	428,298
Accumulated deficit	(266,402)	(203,397)
Total stockholders’ equity	186,366	224,984

	$316,597	$252,319

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$12,592	$11,849	$35,376	$23,262
Licensing	42	42	127	277
K-Fuel refined coal and blended K-Fuel refined coal	259	175	523	192
Consulting and other	—	31	45	50
Total operating revenue	12,893	12,097	36,071	23,781

Operating expenses:
General and administrative	9,438	8,052	35,193	19,187
Coal mining operating costs	11,333	10,841	32,267	20,713
Plant start-up costs	7,857	10,099	25,191	17,514
Depreciation, depletion and amortization	2,007	1,735	5,862	3,613
Research and development	218	262	850	1,091
Cost of licensing and consulting revenue	—	15	61	100
Asset impairments	3,867	—	3,867	—
Total operating expenses	34,720	31,004	103,291	62,218

Operating loss	(21,827)	(18,907)	(67,220)	(38,437)

Other income (expense):
Interest income	1,160	1,542	2,863	4,230
Interest expense	(1,473)	(2)	(1,477)	(5)
Other income, net	2,774	4	2,829	1,082
Total other income (expense)	2,461	1,544	4,215	5,307

Net loss	$(19,366)	$(17,363)	$(63,005)	$(33,130)

Basic and diluted net loss per common share	$(0.23)	$(0.22)	$(0.77)	$(0.43)
Weighted-average common shares outstanding	82,552	79,582	81,894	76,917

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands)

Balance at January 1, 2007	82,690	$83	$428,298	$(203,397)	$224,984
Common stock issued on exercise of options, warrants and other	1,423	1	4,829	—	4,830
Share-based compensation expense related to employees, directors and consultants	90	—	17,643	—	17,643
Payment of income tax liability in exchange for common stock and retirement of such shares	—	—	(1,641)	—	(1,641)
Sale of stock in subsidiary, net of offering costs	—	—	3,555	—	3,555
Net loss	—	—	—	(63,005)	(63,005)
Balance at September 30, 2007	84,203	$84	$452,684	$(266,402)	$186,366

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)

Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(63,005)	$(33,130)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	17,643	8,622
Depreciation, depletion and amortization	5,862	3,613
Asset impairments	3,867	—
Asset retirement obligation accretion	213	159
Amortization of debt issuance costs	185	—
Derivative fair value adjustment	(2,730)	—
Other	88	(55)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(156)	(391)
Inventory	(166)	(506)
Prepaid expenses and other assets	(587)	(589)
Deferred revenue and other obligations	(332)	25
Accounts payable and accrued expenses	1,043	2,583
Cash used in operating activities	(38,075)	(19,669)

Investing activities:
Purchases of construction in progress	(24,990)	(32,182)
Purchases of property, plant and equipment	(2,071)	(2,493)
Purchases of marketable securities	(9,813)	(7,974)
Purchases of assets held for sale	(14,320)	—
Proceeds from maturities of marketable securities	19,571	3,974
Purchases of mineral rights and development	—	(1,026)
Cash paid for acquisition, net of cash received	—	(36,913)
Restricted cash	(25,943)	222
Other	48	(46)
Cash used in investing activities	(57,518)	(76,438)

Financing Activities:
Proceeds from issuance of convertible debt	95,000	—
Proceeds from exercise of options and warrants	4,830	21,922
Proceeds from sale of stock in subsidiary, net of offering costs	3,715	—
Proceeds from issuance of common stock, net of offering costs	—	144,559
Payments of debt issue costs	(5,578)	—
Payment of income tax liability in exchange for common stock	(1,641)	—
Payments on capital leases	(74)	(56)
Cash provided by financing activities	96,252	166,425

Increase (decrease) in cash and cash equivalents	659	70,318
Cash and cash equivalents, beginning of period	74,518	28,793
Cash and cash equivalents, end of period	$75,177	$99,111

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

Unless the context requires otherwise, the terms “Evergreen,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel®, K-Direct and K-DirectSM refer to our patented process and technology, which are owned by Evergreen Energy Inc.

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

      We have completed the initial construction and entered the start-up phase for our Fort Union plant and mine site in Wyoming’s Powder River Basin, which is our first plant implementing the current K-Fuel process.  We are in the process of modifying and improving the design and efficiency of the equipment used in the K-Fuel process and in, February 2007, we expanded our contractual relationship with Bechtel Power Corporation to assist with the completion of construction and optimization of our Fort Union plant.  Bechtel will also assist with future designs of additional K-Fuel plants we may build or license, including any K-Fuel plants located at coal-fired power generating plants, which we refer to as K-Direct plants.  On September 19, 2007, we amended and restated our Umbrella Agreement with Bechtel Power Corporation.  Through this new Program Management Agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013.  This restated agreement increases the scope of engineering, procurement and construction services which may be performed by Bechtel.  We intend to use Bechtel’s services to oversee both technical development and implementation of all new facilities and existing plants, including both K-Fuel and K-Direct plants.  Failure to meet this commitment by 2014 could cost us up to $10 million in termination fees.

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

Effective February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The measurement system and procedures are transparent, repeatable and verifiable.  Through C-Lock Technology, Inc., we intend to market the proprietary measurement system and procedures to quantify, certify, and verify carbon dioxide emissions.  We expect the market in global carbon credit trading in the energy and agricultural businesses to evolve and grow.  Given our K-Fuel product’s favorable emissions profile, we believe that a close association with a science based approach for quantifying and certifying credits will help us to continue our vertical integration strategy.

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

On September 20, 2007 we signed an agreement with a subsidiary of China Power Investment Corporation, one of the five state-owned power generation companies in China.  The agreement calls for specifications and design work that could lead to the construction of a K-Fuel lignite coal refinery in the Inner Mongolian Autonomous Region of the People’s Republic of China.

These financial statements and related notes thereto contain unaudited information as of and for the three and nine months ended September 30, 2007 and 2006.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations, financial position, and cash flows as of and for the nine months ended September  30, 2007 and 2006.  The condensed consolidated results of operations for the three and nine months and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results or cash flows expected for the full year.

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

The following table reflects our recorded share-based compensation for the three months ended September 30, 2007 and 2006:

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
	(in thousands, except per share amounts)

Share-based compensation expense included in reported net loss	$2,895	$2,638
Earnings per share effect of share-based compensation expense	$(0.04)	$(0.03)

The following table reflects our recorded share-based compensation for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(in thousands, except per share amounts)

Share-based compensation expense included in reported net loss	$17,643	$7,353
Earnings per share effect of share-based compensation expense	$(0.22)	$(0.10)

We use the Black-Scholes option-pricing model to value stock options.  The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options.  Generally, our option grants to non-employee board members vest immediately and expire on the third anniversary of the date of grant.  As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  All stock option grants for the three and nine months ended September 30, 2007 were to non-employee members of the board of directors.  The following table summarizes the assumptions used to value stock options granted during the three months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

Weighted-average:
Risk free interest rate	4.86%	4.78%
Expected option life (years)	3	3
Expected volatility	64%	58%
Expected dividends	None	None

The following table summarizes the assumptions used to value stock options granted during the nine months ended September 30, 2007 and September 30, 2006:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Weighted-average:
Risk free interest rate	4.68%	4.78%
Expected option life (years)	3	3
Expected volatility	64%	55%
Expected dividends	None	None

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency.  During the fourth quarter of 2005, we granted 1.0 million shares of restricted stock to our current Chief Executive Officer (CEO) and Chief Strategy Officer and Founder (CSO), which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement.  Such shares were transferred to an escrow agent during the first quarter of 2006.  As a result of the transfer, such shares are reflected as outstanding in the Condensed Consolidated Financial Statements.  However, as the vesting criteria have not yet been attained, they are excluded from the net loss per share calculations due to the contingent status of the shares.  For further details, see Note 13— Departure of Officers.

The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended September 30, 2007 and 2006 were 31.4 million and 19.2 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential convertible shares relating to our 8.00% convertible secured notes See Note—9 Long-term debt .  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Accounting for Derivative Financial Instruments.  Derivatives may be embedded in financial instruments (the “host instrument”).  Embedded derivatives are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host instrument, the terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value.  These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations.  We are required to make estimates and assumptions when fair valuing these derivatives.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

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

(4) Acquisition and C-Lock Formation

C-Lock formation

Effective February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The measurement system and procedures are transparent, repeatable and verifiable.  Through C-Lock Technology, Inc., we intend to market the proprietary measurement system and procedures to quantify, certify, and verify carbon dioxide emissions.

In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with, and have achieved certain other operating criteria.  The first annual payment for 2006 was made during the six months ended June 30, 2007.  Additionally, upon signing of the definitive agreement on June 7, 2007, we granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vest on April 3, 2008.  We are required to recognize $600,000 of non-cash compensation expense ratably through April 3, 2008.

Buckeye acquisition

On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Co., for a total purchase price of $39.1 million, consisting of $35.0 million in cash, our common stock valued at approximately $2.2 million, $1.0 million in acquisition costs and  $900,000 in reimbursement to Buckeye’s former owner for costs incurred relating to capital projects.  Buckeye’s primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end users.  Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year.  We believe the acquisition will add value through access to Buckeye’s established markets, infrastructure and coal reserves.  The expected benefits of the acquisition include the addition of an experienced coal marketing and mining team and operating cash flow.  Their operations have been included in our condensed consolidated financial statements as of the effective purchase date of April 3, 2006.

Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred on January 1, 2006 as follows.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands, except per share amounts)
Revenue	$12,097	$36,837
Net Loss	(17,363)	(32,887)
Basic and diluted loss per share	(0.22)	(0.43)

(5)   Inventory

Inventory consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)

Coal	$1,218	$1,156
Spare parts and supplies	208	104
Total inventory	$1,426	$1,260

(6)   Construction in Progress, Mineral Rights and Mine Development and Property, Plant and Equipment

Construction in progress consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)

Fort Union plant and operating equipment	$8,957	$4,478
Future plant sites and equipment	3,402	13,981
Mine and site improvements	3,087	2,597
Mining equipment refurbishment	6,615	2,307
Other	891	145
Total construction in progress	$22,952	$23,508

Construction in progress is primarily comprised of costs associated with our Fort Union plant, future plant sites, mine and site improvements and mining equipment refurbishments.  Total construction in progress includes $3.2 million and $2.6 million of amounts included in accounts payable and accrued liabilities as of September 30, 2007 and December 31, 2006, respectively.  As of December 31, 2006, construction in progress included $12.2 million of costs related to our boiler island.  See further discussion in Note 7— Assets Held for Sale.

During the nine months ended September 30, 2007, we transferred $9.6 million from construction in progress to property plant and equipment, transferred $779,000 from construction in progress to mineral rights and increased property plant and equipment in the amount of $2.5 million for leasehold improvements for our new office space.

During the third quarter 2007, we impaired $3.9 million of capitalized costs related to projects that we abandoned and/or replaced with more cost effective projects relating to our Fort Union plant.  Additionally, we impaired capital costs related to a previously announced future potential project with a major utility that is no longer being pursued.

During the third quarter 2006, we placed our Fort Union plant into service.  We are depreciating all plant assets on a units-of-production method, based on actual tonnage processed through the plant.

Property, plant and equipment includes:

•              $591,000 and $919,000 of amounts included within accounts payable and accrued costs as of September 30, 2007 and December 31, 2006, respectively; and

•	$767,000 and $794,000 of capitalized asset retirement cost as of September 30, 2007 and December 31, 2006, respectively.

(7)   Assets held for sale

In June 2006, we entered into an agreement to purchase a 700,000 pound per hour Circulating Fluidized Bed boiler island, with the option to purchase two more.  We entered into this agreement with the intent of using this boiler, and possibly the other two boilers, at one of our future K-Fuel plants in the Powder River Basin.  As our near-term business strategy is focused on the construction of K-Direct plants rather than K-Fuel plants, and the boiler island is not necessary for K-Direct plants, we are in the process of selling our interest in the first boiler island.  We anticipate completing this sale within the next six months.

We have incurred $26.3 million on the construction of the boiler island that is included in assets held for sale in our condensed consolidated balance sheet as of September 30, 2007.  In July 2007, the fabricator of the boiler island completed certain fabrication and engineering work which provided an appropriate point to suspend construction.  Consequently, we agreed with the fabricator to temporarily suspend further construction on the boiler.

(8) Restricted cash

The following table represents the components of our restricted cash:

	September 30, 2007	December 31, 2006
	(in thousands)

8% Convertible Secured Notes escrow	$18,000	$—
Collateral:
Environmental remediation obligation	8,976	3,782
Other	1,508	128
Total restricted cash	$28,484	$3,910

Pursuant to the offering, we deposited $18.0 million of the net proceeds in the escrow account referred to above.

(9) Long-term Debt

Convertible Secured Notes

On July 30, 2007, we completed the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012 that were resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes are senior, secured obligations guaranteed by our wholly owned subsidiary, Evergreen Operations, LLC, and its subsidiaries, and secured by a first-priority security interest in (1) all of our equity interest in Evergreen Operations, LLC, (2) an escrow account established in connection with the offering, and (3) our and each of our subsidiaries’ bank, investment, brokerage or similar accounts holding cash and cash equivalents, subject to certain exceptions.  Our intellectual property rights relating to the K-Fuel refined coal process are held by a wholly owned subsidiary, which is not a subsidiary of Evergreen Operations, LLC and consequently, none of these intellectual property rights are included in the collateral securing the notes.  Additionally, our subsidiaries C-Lock Technology, Inc. and Evergreen Energy Asia Pacific Corp. are also excluded from the collateral securing the notes.  We will pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008.  The notes mature on August 1, 2012.  We estimate costs in connection with the sale of the notes to be approximately $5.9 million.  We plan on using the remaining proceeds to fund operations and capital expenditures at our Fort Union plant and for general corporate purposes.

Holders may convert their notes into a number of shares of common stock or cash or a combination thereof, at our option, at the applicable conversion rate on any day up to and including the business day prior to the maturity date.  The initial conversion rate for the notes is 190.4762 shares of our common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $5.25 per share, subject to adjustment upon the occurrence of certain events.  If we undergo certain fundamental changes, the holders of the notes may require us to repurchase the notes in cash at 100% of the principal amount plus any accrued and unpaid interest.  Additionally, upon a fundamental change, the holders, if they elect to convert, will receive a conversion rate adjustment that will require us to increase the number of shares based on our stock price and the passage of time.

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

We incurred $5.9 million of debt issuance costs relating to our convertible debt offering, which included $330,000 of accrued cost as of September 30, 2007.  We are amortizing the debt issuance costs using the effective interest rate method over the life of our note.

On October 29, 2007, we and the subsidiary guarantors filed a post-effective amendment and prospectus supplement to our shelf registration statement with the Securities and Exchange Commission covering the resale of the notes, guarantees and the shares of common stock issuable upon conversion of the notes.  The registration statement, post-effective amendment and prospectus supplement were automatically effective upon filing with the Securities and Exchange Commission.

Derivatives

Financial Accounting Standards No. 133 “Accounting for Derivatives and Hedging Activities,” or FAS 133, and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock,” provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities.  Derivatives may be embedded in financial instruments, in our case our 8.00% Convertible Secured Notes, (or the host instrument).  Embedded derivatives are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host instrument and must be accounted for separately from the host instrument.  The embedded derivative is measured at fair value with subsequent changes in the fair value being recognized in the statements of operations.

We have evaluated our 8.00% Convertible Secured Notes and have concluded that upon a fundamental change, our conversion adjustment is an embedded derivative that needs to be bifurcated for valuation purposes.  Additionally, we have concluded that the potential decrease in our interest rate based on our common stock price is also is an embedded derivative that needs to be bifurcated.  Both of these derivatives were determined to not be clearly and closely related to the host instrument.  We used fair value modeling techniques to value these derivatives and recorded $3.2 million of long-term assets and a corresponding increase in long-term debt in our condensed consolidated balance sheets at the date of issue of our 8.00% Convertible Secured Notes.  Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded $2.7 million of other income during the quarter ended September 30, 2007 by increasing the net derivative assets contained within other assets to $5.9 million in our condensed consolidated balance sheet at September 30, 2007.

(10)   Segments

During the quarter ended September 30, 2007, we re-evaluated our segments and have expanded our segment presentation to better reflect how our results of operations are now evaluated and allocations of capital resources are determined.  The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming.  The Mining segment primarily represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility.  The C-lock segment reflects the operations related to our worldwide sub-license of a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology.  Our operations are principally conducted in the United States.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended September 30, 2007					Three Months Ended September 30, 2006
	Plant	Mining	C-Lock	Technology	Total	Plant	Mining	C-Lock	Technology	Total
	(in thousands)

Operating revenues:
Mining	$—	$12,592	$—	$—	$12,592	$—	$11,849	$—	$—	$11,849
Licensing	—	—	—	42	42	—	—	—	42	42
K-Fuel refined coal and blended K-Fuel refined coal	259	—	—	—	259	175	—	—	—	175
Consulting and other	—	—	—	—	—	31	—	—	—	31
Total segment revenue	259	12,592	—	42	12,893	206	11,849	—	42	12,097

Operating expenses:
General and administrative	1,744	1,014	1,456	5,224	9,438	461	756	—	6,835	8,052
Coal mining operating costs	—	11,333	—	—	11,333	—	10,841	—	—	10,841
Plant start-up costs	7,857	—	—	—	7,857	9,973	—	—	126	10,099
Cost of license and consulting revenue	—	—	—	—	—	1	—	—	14	15
Asset impairments	1,768	—	—	2,099	3,867	—	—	—		—
Total segment operating expense:	11,369	12,347	1,456	7,323	32,495	10,435	11,597	—	6,975	29,007

Segment operating (loss) income	$(11,110)	$245	$(1,456)	$(7,281)	$(19,602)	$(10,229)	$252	$—	$(6,933)	$(16,910)

Reconciliation to net loss:

Total segment operating (loss) Income					$(19,602)					$(16,910)
Depreciation, depletion and Amortization					(2,007)					(1,735)
Research and development					(218)					(262)
Other income (expense), net					2,461					1,544
Net loss					$(19,366)					$(17,363)

	Nine Months Ended September 30, 2007					Nine Months Ended September 30, 2006
	Plant	Mining	C-Lock	Technology	Total	Plant	Mining	C-Lock	Technology	Total
	(in thousands)

Operating revenues:
Mining	$—	$35,376	$—	$—	$35,376	$127	$23,135	$—	$—	$23,262
Licensing	—	—	—	127	127	—	—	—	277	277
K-Fuel refined coal and blended K-Fuel refined coal	523	—	—	—	523	192	—	—	—	192
Consulting and other	45	—	—	—	45	50	—	—	—	50
Total segment revenue	568	35,376	—	127	36,071	369	23,135	—	277	23,781

Operating expenses:
General and administrative	4,495	3,330	1,619	25,749	35,193	1,681	1,388	—	16,118	19,187
Coal mining operating costs	—	32,267	—	—	32,267	—	20,713	—	—	20,713
Plant start-up costs	25,181	—	—	10	25,191	17,383	—	—	131	17,514
Cost of license and consulting revenue	22	—	—	39	61	3	—	—	97	100
Asset impairments	1,768	—	—	2,099	3,867	—	—	—	—	—
Total segment operating expense:	31,466	35,597	1,619	27,897	96,579	19,067	22,101	—	16,346	57,514

Segment operating (loss) income	$(30,898)	$(221)	$(1,619)	$(27,770)	$(60,508)	$(18,698)	$1,034	$—	$(16,069)	$(33,733)

Reconciliation to net loss:

Total Segment operating (loss)					$(60,508)					$(33,733)
Depreciation, depletion and Amortization					(5,862)					(3,613)
Research and development					(850)					(1,091)
Other income (expense), net					4,215					5,307
Net loss					$(63,005)					$(33,130)

Total assets	$108,112	$52,833	$443	$155,159	$316,597

 (11)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through September 30, 2007, we have made cumulative royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the amount payable under the cap to $73.0 million.  Mr. Theodore Venners, our CSO, is entitled to 50% of net distributable royalties disbursed to the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc., or Hills Products.  Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors.  We have leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars.  Prior to the execution of this agreement, our independent Board members approved this transaction.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  Per the agreement, we have committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.  We expensed $4,500 and $13,500 for leasing fees for the three and nine months ended September 30, 2007, respectively.

Consulting

We have consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our CSO.  We entered into agreements with Venners & Company for the providing of these services at a fixed monthly fee plus certain performance bonuses.  In August 2007, we terminated one of the agreements and pursuant to the other agreement we are obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work.  During the three months ended September 30, 2007 and the three months ended September 30, 2006 we expensed $41,000 and $76,500 in consulting fees, respectively.  During the nine months ended September 30, 2007 and the nine months ended September 30, 2006, we expensed $201,000 and $230,000 in consulting fees, respectively.

(12)   Commitments and Contingencies

Litigation

We are not engaged in any material legal proceedings which involve any of our subsidiaries or any of our properties.

(13)  Departure of Officers

On August 15, 2007, Mr. Robert I. Hanfling resigned as Senior Vice President to pursue energy policy and business interests.  In connection with his resignation, we accelerated vesting of 40,000 restricted shares of his 60,000 unvested restricted shares and he forfeited 1,000,000 of his vested and unvested stock options.  In connection with the acceleration of the vesting of his 40,000 restricted shares we recognized $661,000 of non-cash compensation expense in the third quarter of 2007.  In addition Mr. Hanfling will receive compensation and other benefits for a six month period.

On April 19, 2007, we ceased our relationship with Mark S. Sexton, our former CEO, President and Chairman of the Board.  Pursuant to the terms of his employment agreement, Mr. Sexton was entitled to acceleration of vesting with respect to 898,630 of the 1,000,000 shares of unvested common stock he was awarded in connection with his employment, and, as a result, we incurred a one-time $9.8 million non-cash charge during the nine months ended September 30, 2007.  The 898,630 shares vested on July 18, 2007.  Mr. Sexton exercised a right pursuant to his employment agreement to have shares, which would have otherwise vested, withheld in satisfaction of his income tax liability from this vesting.  As a result, we made a one-time cash payment of approximately $1.6 million to the appropriate taxing authorities related to Mr. Sexton’s taxable income on this transaction.  The withholding of these shares for taxes effectively represents a retirement of these shares and has been reflected as an adjustment to our additional paid-in capital during the quarter ended September 30, 2007.

 (14)  Financial Statements of Guarantors

The following information sets forth our condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and 2006, our condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, and our condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006.  Pursuant to Security Exchange Commission regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the parent, Evergreen Operations, LLC, the guarantor, and all other subsidiaries on a combined basis.  The condensed consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances.  Except for Evergreen Energy Asia Pacific, which is 96% owned by us, all of our other subsidiaries are 100% owned.  The accounting principles used to determine the amounts reported in this note are consistent with those used in our condensed consolidated financial statements.   Transactions effecting our consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock in a public offering, warrant extension and debt issue costs.  These transactions for all periods relate to our parent, Evergreen Energy Inc. with the exception of the sale of stock in Evergreen Asia Pacific for $3.6 million, net of offering costs, which is included in the column labeled Other.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG BALANCE SHEETS
SEPTEMBER 30, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$71,312	$—	$3,865	$—	$75,177
Accounts receivable, net	—	6,149	—	—	6,149
Inventory	—	1,426	—	—	1,426
Prepaid and other assets	1,763	2,234	184	—	4,181
Total current assets	73,075	9,809	4,049		86,933
Property, plant and equipment, net of accumulated depreciation	4,781	110,433	363	—	115,577
Construction in progress	3,893	18,803	256	—	22,952
Mineral rights and mine development, net of accumulated depletion	—	21,360	—	—	21,360
Restricted cash	28,415	69	—	—	28,484
Patents, net of accumulated amortization	1,115	—	—	—	1,115
Deferred royalty costs, less current portion	—	—	1,426	—	1,426
Debt issuance costs	5,723	—	—	—	5,723
Investment in subsidiaries	(99,533)	—	—	99,533	—
Due from subsidiaries	245,621	—	—	(245,621)	—
Other assets	6,143	521	35	—	6,699
Assets held for sale	26,328	—	—	—	26,328
	$295,561	$160,995	$6,129	$(146,088)	$316,597
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$3,707	$3,827	$—	$—	$7,534
Accrued liabilities	4,311	4,392	167	—	8,870
Other current liabilities	1,501	15	43	—	1,559
Total current liabilities	9,519	8,234	210	—	17,963
Deferred revenue, less current portion	—	—	6,732	—	6,732
Long-term convertible debt	98,200	—	—	—	98,200
Due to parent	—	219,119	26,502	(245,621)	—
Asset retirement obligations	—	5,860	—	—	5,860
Other liabilities, less current portion	1,476	—	—	—	1,476
Total liabilities	109,195	233,213	33,444	(245,621)	130,231
Commitments and contingencies
Total equity (deficit)	186,366	(72,218)	(27,315)	99,533	186,366
	$295,561	$160,995	$6,129	$(146,088)	$316,597

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG BALANCE SHEETS
 DECEMBER 31, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$74,381	$—	$137	$—	$74,518
Marketable securities	9,758	—	—	—	9,758
Accounts receivable, net	—	6,011	—	—	6,011
Inventory	—	1,260	—	—	1,260
Prepaid and other assets	1,147	1,149	55	—	2,351
Total current assets	85,286	8,420	192	—	93,898
Property, plant and equipment, net of accumulated depreciation	2,087	104,273	72	—	106,432
Construction in progress	13,733	9,526	249	—	23,508
Mineral rights and mine development, net of accumulated depletion	—	21,787	—	—	21,787
Restricted cash	3,910	—	—	—	3,910
Patents, net of accumulated amortization	1,134	—	—	—	1,134
Deferred royalty costs, less current portion	—	—	1,435	—	1,435
Investment in subsidiaries	(60,263)	—	—	60,263	—
Due from subsidiaries	187,408	—	—	(187,408)	—
Other assets	215	—	—		215
	$233,510	$144,006	$1,948	$(127,145)	$252,319
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$5,012	$2,683	$—	$—	$7,695
Accrued liabilities	2,935	3,578	59	—	6,572
Other current liabilities	344	112	19	—	475
Total current liabilities	8,291	6,373	78	—	14,742
Deferred revenue, less current portion	—	—	6,732	—	6,732
Due to parent	—	168,775	18,633	(187,408)	—
Asset retirement obligations	—	5,626	—	—	5,626
Other liabilities, less current portion	235	—	—	—	235
Total liabilities	8,526	180,774	25,443	(187,408)	27,335
Commitments and contingencies
Total equity (deficit)	224,984	(36,768)	(23,495)	60,263	224,984
	$233,510	$144,006	$1,948	$(127,145)	$252,319

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$12,592	$—	$—	$12,592
Licensing	—	—	42	—	42
K-Fuel refined coal and blended K-Fuel refined coal	—	259	—	—	259
Consulting and other	—	—	—	—	—
Consulting and other to parent	—	67	—	(67)	—
Total operating revenue	—	12,918	42	(67)	12,893
Operating expenses:
General and administrative	5,050	2,758	1,630	—	9,438
Coal mining operating costs	192	11,141	—	—	11,333
Plant start-up costs	—	7,857	—	—	7,857
Depreciation, depletion and amortization	340	1,655	12	—	2,007
Research and development	—	—	218	—	218
Cost of consulting revenue to parent	—	67	—	(67)	—
Asset impairments	2,099	1,768	—	—	3,867
Total operating expenses	7,681	25,246	1,860	(67)	34,720
Operating loss	(7,681)	(12,328)	(1,818)	—	(21,827)
Other income (expense):
Interest income	1,111	—	49	—	1,160
Interest expense	(1,473)	—	—	—	(1,473)
Other income, net	2,735	44	(5)	—	2,774
Total other income	2,373	44	44	—	2,461

Equity in loss of subsidiaries	(14,058)	—	—	14,058	—

Net loss	$(19,366)	$(12,284)	$(1,774)	$14,058	$(19,366)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$11,849	$—	$—	$11,849
Licensing	—	—	42	—	42
K-Fuel refined coal and blended K-Fuel refined coal	—	175	—	—	175
Consulting and other	—	31	—	—	31
Consulting and other to parent	—	74	—	(74)	—
Total operating revenue	—	12,129	42	(74)	12,097
Operating expenses:
General and administrative	5,400	1,217	1,435		8,052
Coal mining operating costs	114	10,727	—	—	10,841
Plant start-up costs	—	9,973	126	—	10,099
Depreciation, depletion and amortization	158	1,567	10	—	1,735
Research and development	—		262	—	262
Cost of consulting and licensing revenue	—	1	14	—	15
Cost of consulting revenue to parent	—	74	—	(74)	—
Total operating expenses	5,672	23,559	1,847	(74)	31,004
Operating loss	(5,672)	(11,430)	(1,805)	—	(18,907)
Other income (expense):
Interest income	1,542	—	—	—	1,542
Interest expense	(2)	—	—	—	(2)
Other income, net	—	1	3	—	4
Total other income	1,540	1	3	—	1,544

Equity in loss of subsidiaries	(13,231)	—	—	13,231	—

Net loss	$(17,363)	$(11,429)	$(1,802)	$13,231	$(17,363)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$35,376	$—	$—	$35,376
Licensing	—	—	127	—	127
K-Fuel refined coal and blended K-Fuel refined coal	—	523	—	—	523
Consulting and other	—	45	—	—	45
Consulting and other to parent	—	152	—	(152)	—
Total operating revenue	—	36,096	127	(152)	36,071
Operating expenses:
General and administrative	24,270	7,825	3,098	—	35,193
Coal mining operating costs	562	31,705	—	—	32,267
Plant start-up costs	—	25,181	10	—	25,191
Depreciation, depletion and amortization	841	4,991	30	—	5,862
Research and development	—	—	850	—	850
Cost of consulting and licensing revenue	—	22	39	—	61
Cost of consulting revenue to parent	—	152	—	(152)	—
Asset impairments	2,099	1,768	—	—	3,867
Total operating expenses	27,772	71,644	4,027	(152)	103,291
Operating loss	(27,772)	(35,548)	(3,900)	—	(67,220)
Other income (expense):
Interest income	2,789	—	74	—	2,863
Interest expense	(1,477)	—	—	—	(1,477)
Other (expense) income, net	2,732	98	(1)	—	2,829
Total other income	4,044	98	73	—	4,215

Equity in loss of subsidiaries	(39,277)	—	—	39,277	—

Net loss	$(63,005)	$(35,450)	$(3,827)	$39,277	$(63,005)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$23,262	$—	$—	$23,262
Licensing	—		277	—	277
K-Fuel refined coal and blended K-Fuel refined coal	—	192	—	—	192
Consulting and other	—	50	—	—	50
Consulting and other to parent	—	600	—	(600)	—
Total operating revenue	—	24,104	277	(600)	23,781
Operating expenses:
General and administrative	14,663	3,069	1,455	—	19,187
Coal mining operating costs	332	20,381	—	—	20,713
Plant start-up costs	—	17,383	131	—	17,514
Depreciation, depletion and amortization	357	3,227	29	—	3,613
Research and development	—	—	1,091	—	1,091
Cost of consulting and licensing revenue	—	3	97	—	100
Cost of consulting revenue to parent	—	600	—	(600)	—
Total operating expenses	15,352	44,663	2,803	(600)	62,218
Operating loss	(15,352)	(20,559)	(2,526)	—	(38,437)
Other income (expense):
Interest income	4,230	—	—	—	4,230
Interest expense	(3)	(2)			(5)
Other income, net	1,063	15	4	—	1,082
Total other income	5,290	13	4	—	5,307

Equity in loss of subsidiaries	(23,068)	—	—	23,068	—

Net loss	$(33,130)	$(20,546)	$(2,522)	$23,068	$(33,130)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating activities:
Net loss	$(63,005)	$(35,450)	$(3,827)	$39,277	$(63,005)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	16,756	887	—	—	17,643
Depreciation, depletion and amortization	841	4,991	30	—	5,862
Asset impairments	2,099	1,768	—	—	3,867
Equity in loss of subsidiaries	39,277	—	—	(39,277)	—
Asset retirement obligation accretion	—	213			213
Amortization of debt issuance costs	185	—	—	—	185
Derivative fair value adjustments	(2,730)	—	—	—	(2,730)
Other	121	(36)	3	—	88
Changes in operating assets and liabilities:
Accounts receivable	—	(156)	—	—	(156)
Inventory	—	(166)	—	—	(166)
Prepaids and other assets	(195)	(235)	(157)	—	(587)
Deferred revenue and other obligations	(258)	(97)	23	—	(332)
Accounts payable and accrued expenses	(98)	1,267	(126)	—	1,043
Cash used in operating activities	(7,007)	(27,014)	(4,054)	—	(38,075)
Investing activities:
Purchases of construction in progress	(4,833)	(20,150)	(7)	—	(24,990)
Purchases of property, plant and equipment	(1,015)	(969)	(87)	—	(2,071)
Purchase of marketable securities	(9,813)	—	—	—	(9,813)
Purchase of assets held for sale	(14,320)	—	—	—	(14,320)
Proceeds from maturities of marketable securities	19,571	—	—	—	19,571
Restricted cash	(24,505)	(1,438)	—	—	(25,943)
Other	(67)	115	—	—	48
Cash used in investing activities	(34,982)	(22,442)	(94)	—	(57,518)
Financing Activities:
Advances to/from parent/subsidiaries	(78,831)	74,670	4,161	—	—
Proceeds from issuance of convertible debt	95,000	—	—	—	95,000
Payments to/from parent/subsidiaries	25,214	(25,214)	—	—	—
Proceeds from exercise of options and warrants	4,830	—	—	—	4,830
Proceeds from sale of stock in subsidiary, net of offering costs	—	—	3,715	—	3,715
Payment of income tax liability in exchange for common stock	(1,641)	—	—	—	(1,641)
Payments of debt issuance costs	(5,578)	—	—	—	(5,578)
Payments on capital leases	(74)	—	—	—	(74)
Cash provided by financing activities	38,920	49,456	7,876	—	96,252
Increase (decrease) in cash and cash equivalents	(3,069)	—	3,728	—	659
Cash and cash equivalents, beginning of year	74,381	—	137	—	74,518
Cash and cash equivalents, end of year	$71,312	$—	$3,865	$—	$75,177

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating activities:
Net loss	$(33,130)	$(20,546)	$(2,522)	$23,068	$(33,130)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	8,281	341	—	—	8,622
Depreciation, depletion and amortization	357	3,227	29	—	3,613
Equity in loss of subsidiaries	23,068	—	—	(23,068)	—
Asset retirement obligation accretion	—	159	—	—	159
Other	(23)	(32)	—	—	(55)
Changes in operating assets and liabilities:
Accounts receivable	—	(391)	—	—	(391)
Inventory	—	(506)	—	—	(506)
Prepaids and other assets	(337)	(271)	19	—	(589)
Deferred revenue and other obligations	3	—	22	—	25
Accounts payable and accrued expenses	2,959	(396)	20	—	2,583
Cash (used in) provided by operating activities	1,178	(18,415)	(2,432)	—	(19,669)
Investing activities:
Purchases of construction in progress	(7,401)	(24,345)	(436)	—	(32,182)
Purchases of property, plant and equipment	(1,315)	(1,151)	(27)	—	(2,493)
Purchase of marketable securities	(7,974)	—	—	—	(7,974)
Proceeds from maturities of marketable securities	3,974	—	—	—	3,974
Purchases of mineral rights and development	—	(1,026)	—	—	(1,026)
Cash paid for acquisition, net of cash received	—	(36,913)	—	—	(36,913)
Restricted cash	222	—	—	—	222
Other	(109)	21	—	42	(46)
Cash used in investing activities	(12,603)	(63,414)	(463)	42	(76,438)
Financing Activities:
Advances to/from parent/subsidiaries	(104,211)	101,470	2,783	(42)	—
Payments to/from parent/subsidiaries	21,186	(21,186)	—	—	—
Proceeds from the exercise of options and warrants	21,922	—	—	—	21,922
Proceeds from issuance of common stock, net of offering costs	144,559	—	—	—	144,559
Payments on capital leases	(49)	(7)	—	—	(56)
Cash provided by financing activities	83,407	80,277	2,783	(42)	166,425
Increase (decrease) in cash and cash equivalents	71,982	(1,552)	(112)	—	70,318
Cash and cash equivalents, beginning of year	27,093	1,552	148	—	28,793
Cash and cash equivalents, end of year	$99,075	$—	$36	$—	$99,111

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part II, Item 1A of this Quarterly Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and the Consolidated Financial Statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have completed the initial construction and entered the start-up phase for our Fort Union plant and mine site in Wyoming’s Powder River Basin, which is our first plant implementing the current K-Fuel process.  We are in the process of modifying and improving the design and efficiency of the equipment used in the K-Fuel process and in February 2007, we have expanded our contractual relationship with Bechtel Power Corporation to assist with the completion of construction and optimization of our Fort Union plant.  Bechtel will also assist with future designs of additional K-Fuel plants we may build or license, including any K-Fuel plants located at coal-fired power generating plants, which we refer to as K-Direct plants.  On September 19, 2007, we amended and restated our Umbrella Agreement with Bechtel Power Corporation.  Through this new Program Management Agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013.  This restated agreement increases the scope of engineering, procurement and construction services which may be performed by Bechtel.  We intend to use Bechtel’s services to oversee both technical development and implementation of all new facilities and existing plants, including both K-Fuel and K-Direct plants.  Failure to meet this commitment by 2014 could cost us up to $10 million in termination fees.

Our initial test burns of the K-Fuel refined coal from our Fort Union plant provided us with positive results regarding the characteristics and quality of the K-Fuel refined coal and additional test burns by independent third parties have confirmed K-Fuel refined coal’s positive attributes.  We have not, however, been able to achieve full-scale commercial production at our Fort Union plant.  We continue to face technical and operational issues with improving capacity utilization at our Fort Union plant and we are continuing to make modifications to the plant.  Management believes, however, that in recent months we have made significant improvements to address these issues with the assistance of our operational and technical engineering employees and consultants.

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

Effective February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The measurement system and procedures are transparent, repeatable and verifiable.  Through C-Lock Technology, Inc., we intend to market the proprietary measurement system and procedures to quantify, certify, and verify carbon dioxide emissions.  We expect the market in global carbon credit trading in the energy and agricultural businesses to evolve and grow.  Given our K-Fuel product’s favorable emissions profile, we believe that a close association with a science-based approach for quantifying and certifying credits will help us to continue our vertical integration strategy.

In April 2007, we formed Evergreen Energy Asia Pacific as a separate international operation to develop markets in the Asia Pacific region without impacting our United States financial commitments and resources.  Shortly after forming Evergreen Energy Asia Pacific,  the Sumitomo Corporation of Japan acquired a 4% interest in Evergreen Energy Asia Pacific for $4.0 million.  We expect our relationship with Sumitomo will add worldwide market and operations experience to our future projects.

On September 20, 2007, we signed an agreement with a subsidiary of China Power Investment Corporation, one of the five state-owned power generation companies in China.  The agreement calls for specifications and design work that could lead to the construction of a K-Fuel lignite coal refinery in the Inner Mongolian Autonomous Region of the People’s Republic of China.

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant, resulting in (i) limited revenues from K-Fuel refined coal, and (ii) the majority of our costs relating to general and administrative expenses.  We have begun shipping limited amounts of our K-Fuel refined coal to utility and industrial customers, resulting in revenue from K-Fuel refined coal and blended K-Fuel refined coal being less than expected.  As a result of our current inability to achieve full-scale commercial production and to operate the plant on a reliable basis, we retained the services of additional operational and technical engineering consultants to improve our Fort Union operations going forward and we believe that we are making significant progress.  We believe that plant start-up costs incurred in 2006 and thus far in 2007 are not indicative of future costs once the plant is operating on a continuous basis.  We believe that once we achieve full-scale commercial production on a consistent basis, revenue from K-Fuel refined coal and blended K-Fuel refined coal will increase and plant operating costs will decline.  In the future, we plan to construct, own and operate K-Direct and K-Fuel production facilities, both wholly owned and through joint ventures, as well as to license the K-Fuel technology to third parties.

See our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

During the quarter ended September 30, 2007, we re-evaluated our segments and have expanded our segment presentation to better reflect how our results of operations are now evaluated and allocations of capital resources are determined.  The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in

Gillette, Wyoming.  The Mining segment primarily represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility.  The C-lock segment reflects the operations related to our worldwide sub-license of a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology.  Our operations are principally conducted in the United States.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the third quarter of 2007 and 2006 were $12.9 million and $12.1 million, respectively.

Revenues in our Mining segment for the third quarter of 2007 and 2006 were $12.6 million and $11.8 million respectively, as follows:

•
Coal revenue includes mined raw and prepared coal sales within our Buckeye operations.  Coal revenues were $10.6 million and $10.1 million for the third quarter of 2007 and 2006, respectively.  Coal sales for the third quarter ended 2007 were 194,247 tons or $54.56 sales realization per ton sold compared to 188,300 tons or $53.63 sales realization per ton sold, for the third quarter 2006.

•
Brokered coal sales, net are derived from revenues less the costs associated with the purchase of coal from other coal producers, which we ship directly to customers.  Brokered coal sales, net were $65,000 for the third quarter of 2007 compared to $220,000 for the third quarter of 2006.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio.  Ash disposal revenues were $1.8 million for the third quarter of 2007 compared to $1.6 million for the third quarter of 2006.

K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties.  Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties.  The remaining revenue related to the raw or prepared coal is reflected in Mining revenues.  K-Fuel refined coal and blended K-Fuel refined coal sales were $259,000 for the third quarter 2007, and 175,000 for the third quarter 2006 and are included in our Plant segment.

Revenues for the nine months ended September 30, 2007 were $36.1 million compared to $23.8 million during the nine months ended September 30, 2006.  The increase in revenue is primarily related to our April 2006 acquisition of Buckeye.  During the nine months ended September 30, 2006, we owned Buckeye for only six months.  Conversely, during the nine months ended September 30, 2007, we owned Buckeye the entire nine-month period.

Revenues in our Mining segment for the nine months ended September 30, 2007 and 2006 were $35.4 million and $23.1 million, respectively.  Revenues in our mining segment for the nine months ended September 30, 2007 were as follows:

•
Coal revenues were $30.4 million; coal sales were 588,695 tons or $51.64 sales realization per ton sold for the nine months ended September 30, 2007 compared to 353,200 tons or $55.59 for the same period ended 2006.

•	Net brokered coal sales, were $418,000 for the nine months ended September 30, 2007 compared to $450,000 for the same period ended 2006.

•	Ash disposal revenues were $5.0 million for the nine months ended September 30, 2007 compared to $3.1 million for the same period ended 2006.

K-Fuel refined coal and blended K-Fuel refined coal sales were $523,000 for the nine months ended September 30, 2007 compared to $192,000 for the same period ended 2006 and included in our Plant segment.

General and Administrative

The following table summarizes our general and administrative costs for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Employee non-cash, share-based compensation	$2,895	$2,495	$17,270	$7,012
Employee-related costs	3,156	1,867	8,264	4,551
Non-cash, Arch warrant extension	—	1,269	—	1,269
Professional fees	1,439	855	3,515	2,995
Office and travel costs	765	742	2,652	1,736
Insurance and other	1,183	824	3,492	1,624
Total general and administrative	$9,438	$8,052	$35,193	$19,187

Employee non-cash, share-based compensation expenses were $2.9 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively, substantially all of which related to our Technology segment.  Employee non-cash, share-based compensation expense for the nine months ended September 30, 2007 and 2006 were $17.3 million and $7.0 million, respectively, substantially all of which related to our Technology segment.  The increase for the three months ended September 30, 2007 compared to the same period ended in 2006 was due to a one-time $661,000 charge related to the departure of our former Senior Vice President and the acceleration of vesting of his restricted stock grant.  In addition, the increase for the nine months ended September 30, 2007 compared to the same period ended in 2006 was due primarily to a one-time $9.8 million charge as a result of the termination without cause of our former CEO and the acceleration of his restricted stock grant pursuant to his employment agreement.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs related to each of our segments for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Technology	$1,303	$1,354	$3,248	$3,047
Plant	1,115	208	2,866	810
Mining	603	305	1,960	694
C-Lock	135	—	190	—
Total employee-related	$3,156	$1,867	$8,264	$4,551

The increases for the three months ended September 30, 2007 in comparison to the comparable period in 2006 were primarily due to a company-wide increase in health insurance costs and adding personnel, including plant and engineering personnel.  The increases for the nine months ended September 30, 2007 in comparison to the comparable period in 2006 were primarily related to an increase in health insurance costs and salaries and related burdens as we hired more employees at our corporate and plant offices and from the acquisition of Buckeye.  The majority of the nine month increase was due to the acquisition of Buckeye in the second quarter of 2006, therefore we incurred nine months of expense in 2007 compared to six months in 2006.

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

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Technology	$828	$758	$2,424	$2,527
Plant	166	83	356	387
Mining	87	14	261	81
C-Lock	358	—	474	—
Total professional fees	$1,439	$855	$3,515	$2,995

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Technology	$447	$585	$1,590	$1,248
Plant	232	94	606	369
Mining	46	63	239	119
C-Lock	40	—	217	—
Total office and travel	$765	$742	$2,652	$1,736

The anticipation of hiring additional employees at our corporate office led to our office expansion and relocation in May 2007, and the related increases in rent, utilities and relocation costs for the three and nine months ended September 30, 2007 compared to the same period ended 2006.  Our travel for the three and nine months ended September 30, 2007 increased due to more travel related costs as we increased trips to our Fort Union plant as well as increased business development efforts.  In addition, during the three and nine months ended September 30, 2007, we incurred non-recurring charges relating to a loss on the sub-lease of our former corporate office space and moving costs.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Technology	$653	$508	$2,146	$1,284
Plant	143	37	346	36
Mining	169	279	547	304
C-Lock	218	—	453	—
Total insurance and other	$1,183	$824	$3,492	$1,624

The increase for the three and nine months ended September 30, 2007 compared to the same period ended 2006 can be attributed to the following:

•	A licensing fee paid to the owner of the proprietary technology for the measurement of carbon emissions related to the formation of our subsidiary C-Lock Technology, Inc which is reflected in the C-Lock segment.
•	Increase in insurance due to the acquisition of Buckeye, which is reflected in the Mining segment;
•
Increase in business development costs associated with the identification of key public utility leads, which are candidates for our process, and development of those leads, which is reflected in the Technology segment; and

•	Overall increase in property and commercial liability premiums for our Fort Union plant, which is reflected in the Plant segment.

Coal Mining Operating Expenses

Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs.  Coal mining operating expenses were $10.0 million and $9.6 million for the third quarters ended 2007 and 2006, respectively.  Coal mining operating expenses were $28.7 million and $18.6 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase for the nine months ended September 30, 2007 as compared to the same period ended September 30, 2006 can be attributed to the acquisition of Buckeye in April 2006, resulting in recording nine months of Buckeye’s operation for the nine months ended September 30, 2007 compared to recording only six months of Buckeye’s operations for the nine months ended September 30, 2006.

Ash disposal

Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility.  Ash disposal expenses were $1.3 million and $1.2 million for the quarters ended September 30, 2007 and 2006, respectively.  Ash disposal expenses were $3.6 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase for the nine months ended September 30, 2007 as compared to the same period ended September 30, 2006, can be attributed to the acquisition of Buckeye in April 2006, resulting in recording nine months of Buckeye’s operation for the nine months ended September 30, 2007 compared to recording only six months of Buckeye’s operations for the nine months ended September 30, 2006.

Plant start-up costs

Plant start-up costs include purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs, which are reflected in our Plant segment.  Plant start-up costs remain higher than anticipated due to general start-up issues with this first-of-a-kind plant and technical and operation improvements being implemented.  Plant start-up costs were $7.9 million and $10.1 million for the three months ended September 30, 2007 and 2006, respectively.  Plant start-up costs for the quarter ended September 30, 2006 were higher than we are currently experiencing due to improvements in automation and instrumentation during 2007 at our Fort Union plant, which has resulted in lower employee-related and outside consulting costs.  Plant start-up costs were $25.2 million and $17.5 million for the nine months ended September 30, 2007 and 2006, respectively.  During the majority of the nine months ended September 30, 2006, we were in the construction and commissioning phases and most of the costs incurred during these phases were capitalized.  During the nine months ended September 30, 2007, we were in the start-up phase and a higher percentage of costs associated with the operations of our Fort Union plant were expensed as incurred.  In addition, non-capitalized costs increased as a result of engineering and technical work performed to improve and reconfigure our Fort Union plant.

Asset Impairments

During the third quarter 2007, we impaired $3.9 million of capitalized costs related to projects that we abandoned and/or replaced with more cost effective projects relating to our  Fort Union plant.  Additionally, we impaired capital costs related to a previously announced future potential project with a major utility that is no longer being pursued.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization are comprised of depreciation for our Fort Union plant, depletion based on tons mined at our mine sites and amortization related to our patents.  Depreciation, depletion and amortization expenses were $2.0 million for the third quarter ended 2007 and $1.7 million during the same period ended 2006.  Depreciation, depletion and amortization expenses were $5.9 million for the nine months ended September 30, 2007 and $3.6 million during the same period ended 2006.  The increases are primarily attributable to the acquisition of Buckeye and the related depreciation and depletion on our mine sites and property and equipment for the nine months ended September 30, 2007.

Other Income Expense

Interest income

Interest income for the third quarter 2007 was $1.2 million compared to $1.6 million for the same period ended 2006.  During the nine months ended September 30, 2007 interest income was $2.9 million as compared to $4.2 million for the same period ended 2006.  The decreases for the third quarter and nine months ended September 30, 2007 compared to the same periods ended September 30, 2006, are attributed to interest earnings on our cash balance, which was significantly lower compared to the same periods in 2006.

Interest expense

Interest expense for the quarter and nine months ended September 30, 2007 was $1.5 million for both periods.  The interest expense relates to the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012, which we completed in July 2007.  We will pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008.  For additional information, see Note 9 - Long-term Debt included in the financial statements.

Other income expense, net

During the third quarter 2007, other income, net was $2.8 million as compared to $4,000 for the same period ended 2006.  Other income, net was $2.9 million in the nine months ended September 30, 2007 as compared to $1.1 million for the same period ended 2006.  The increase for the quarter ended and the nine months ended September 30, 2007 compared to the same periods ended September 30, 2006 is attributed to our embedded derivatives.  Pursuant to FAS 133, we had to estimate the fair value of the embedded derivatives as of July 30, when the notes were issued, and record those values as either assets or liabilities.  In addition, we are required to evaluate the fair value of the embedded derivatives at the end of each subsequent reporting period.  We recognized the change in the value of the derivative of $2.7 million in the third quarter.  This fair value adjustment is a non-cash item and each quarter’s estimation exercise is impacted, in part, by our stock price.

On November 26, 2003, we completed an equity exchange transaction with Rio Tinto Energy America Services Company (“RTEA”), formerly Kennecott Energy Company, as further described in our Annual Report filed on Form 10-K.  As a part of the exchange transaction, an intercompany working capital loan from Evergreen Energy to Pegasus Technologies Inc. with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus.  Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction.  On May 16, 2006, RTEA entered into a transaction involving its investment in Pegasus.  Pursuant to the terms of the agreement entered into between us and RTEA dated November 7, 2003, which triggered the earn-out provision, we received a payment of $1.1 million during the nine months ended September 30, 2006 from Pegasus as a payment in full satisfaction of the $9.4 million contingent obligation.  This transaction had no effect on our note receivable from Pegasus with an outstanding balance of $88,000, net of an allowance of $1.2 million, which is included in our condensed consolidated balance sheet.  We have been and expect to continue to, receive payments on this note.

Liquidity and Capital Resources

On July 30, 2007, we completed the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012 that were resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes are senior, secured obligations guaranteed by our wholly owned subsidiary, Evergreen Operations, LLC, and its subsidiaries, and secured by a first-priority security interest in (1) all of our equity interests in Evergreen Operations, LLC, (2) an escrow account established in connection with the offering, and (3) our and each of our subsidiaries’ bank, investment, brokerage or similar accounts holding cash and cash equivalents, subject to certain exceptions.  We will pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008.  The notes mature on August 1, 2012.  We estimate costs in connection with the sale of the notes to be approximately $5.9 million.  Pursuant to the offering, we deposited $18.0 million of the net proceeds in the escrow account referred to above.  We plan on using the remaining proceeds to fund operations and capital expenditures at our Fort Union plant and for general corporate purposes.

If (1) the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least the conversion price, or the reduced interest rate threshold, and (2) if the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for at least 30 days following the reduced interest rate threshold, unless registration is no longer required, then the initial interest rate will be permanently decreased to 5.00%.  In addition, if (1) the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least 130% of the then applicable conversion price, or the collateral release threshold, and (2) if the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for at least 30 days following the collateral release threshold, unless registration is no longer required, then the security will be released, including the $18.0 million held in escrow, and the notes will become automatically subordinated.  At such time as the security is released, we may redeem the notes at a redemption price payable in cash equal to 100% of the principal amount, plus any accrued and unpaid interest and an additional "coupon make-whole payment."  The ‘‘coupon make-whole’’ amount per $1,000 principal amount of notes will be equal to the present value of all remaining scheduled payments of interest on each note to be redeemed through the maturity date.  On October 29, 2007, we and the subsidiary guarantors filed a post-effective amendment and prospectus supplement to our shelf registration statement with the Securities and Exchange Commission covering the resale of the notes, guarantees and the shares of common stock issuable upon conversion of the notes.  The registration statement, post-effective amendment and prospectus supplement were automatically effective upon filing with the Securities and Exchange Commission.

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

Our cash will primarily be used to fund operations and for capital expenditures at our Fort Union plant and corporate purposes.  Our previous capital budget for 2007 was $25 million to $30 million.  We now expect total capital expenditures for 2007 to be approximately $37 million, excluding costs of our coal-fired boiler island, which includes Fort Union completion costs, Buckeye mining and development costs, and costs associated with K-Direct facilities.  We have incurred approximately $27 million in capital expenditures for the nine months ended September 30, 2007, excluding costs associated with a coal-fired boiler island that we are currently planning to sell.  In July 2007, the fabricator of the boiler island completed certain fabrication and engineering work which provided an appropriate point to temporarily suspend construction.  Consequently, we agreed with the fabricator to suspend further construction on the boiler.  As a result all future payments will be temporarily suspended.

With the funds received from the sale of our Convertible Secured Notes and the expected proceeds from the sale of the boiler, we believe our cash level is sufficient to support our operations, including the Fort Union plant, start preliminary site investigation, design, permitting and similar long-lead-time activities related to K-Direct plants, located in close proximity to coal-fired power generating, and industrial facilities and other large-scale K-Fuel plants, for at least the next twelve months.  We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures to ensure that all expenditures are prudent.  Further, we expect to generate additional cash from (1) the exercise of outstanding options and warrants; (2) sales of K-Fuel from our Fort Union plant; (3) improved operations at Buckeye; and (4) revenue from C-Lock.

As we identify strategic opportunities to accelerate construction of K-Direct and large-scale commercial plants, or other agreements such as joint ventures, we will need to obtain additional funding for these projects.  We plan to seek additional capital for these and other purposes from time to time as needed through: (1) project debt offerings; (2) other types of project financing; and (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures.  While we believe we will be able to obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

Cash Used in Operating Activities

Cash used in operating activities was $38.1 million and $19.7 million for the nine months ended September 30, 2007 and 2006, respectively.  The majority of the cash used in operating activities for the nine months ended September 30, 2007 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities for the nine months ended September 30, 2007 were non-cash, stock-based compensation expense of $17.6 million, including two one-time charges of $661,000 and $9.8 million resulting from the departure of our former Senior Vice President and termination of our former CEO, respectively, and the acceleration of vesting of their restricted stock.  Further, operating cash flow is adjusted for non-cash depreciation, depletion and amortization of $5.9 million, primarily from the mineral rights and property, plant and equipment of Buckeye.

The most significant adjustments to net loss to arrive at cash used in operating activities for the nine months ended September 30, 2006 were non-cash expense related to the adoption of  SFAS 123R resulting in a $8.6 million charge and depreciation, depletion and amortization of $3.6 million, primarily from the acquisition of Buckeye.

Cash Used in Investing Activities

Cash used in investing activities was $57.5 million and $76.4 million for the nine months ended September 30, 2007 and 2006, respectively.  The majority of the uses of cash relate to the following:

•	We spent $25.0 million and $32.2 million on our Fort Union plant and other construction in progressprojects for the nine months ended September 30, 2007 and 2006, respectively.

•	We had capital expenditures related to other purchases of property and equipment of $2.1 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively.

•	We paid $36.9 million in consummating the Buckeye acquisition in the nine months ended September 30, 2006.

•
We purchased $9.8 million and $7.9 million of marketable securities for the nine months ended September 30, 2007 and 2006, respectively.  We received proceeds from maturities of $19.6 million and $4.0 million in the nine months ended September 30, 2007 and 2006, respectively.

•	We spent $14.3 million on our boiler island for the nine months ended September 30, 2007.

•	We transferred $25.9 million to restricted cash during the nine months ended September 30, 2007, including $18.0 million to an escrow account as a result of our 8% Convertible Secured Note offering.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2007 was $96.3 million compared to $166.4 million for the nine months ended September 30, 2006, a decrease of $70.1 million.  The decrease is attributable to the $144.6 million of cash received from our public offering in February 2006 and $21.9 million of cash proceeds from the exercise of warrants and options with no comparable transactions in 2007.  This decrease is somewhat off set by the proceeds from the $95.0 million 8% Convertible Secured Note offering in July 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to risks inherent in operations, we are exposed to market risks.  We are exposed to market price risk in the normal course of selling coal.  We use significant quantities of diesel fuel in our mining operations and are also exposed to risk in the market price for diesel fuel.  Additionally, since our boiler at our Fort Union plant uses natural gas, we are exposed to the risk of the market prices for natural gas.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, we began to implement a new enterprise-wide software system.  Through the nine months ended September 30, 2007, we commenced using the general ledger, accounts payable, procurement and fixed asset applications of the software to record, allocate and report financial transactions, which resulted in certain material changes to our internal controls over financial reporting.  We have tested and evaluated the effectiveness of the key controls over financial reporting related to these implemented modules and determined that the controls are operating effectively.  During the second quarter 2007, we implemented the general ledger and accounts payable modules at our Buckeye subsidiary, which resulted in a material change to our internal controls over financial reporting.  We expect the evaluation of the operating effectiveness of key controls related to the implementation at Buckeye will be completed in the near term.  Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  We plan on implementing additional modules of the enterprise-wide software through the year ended December 31, 2007.  As we implement other modules, our internal control structure will be modified as appropriate.  Additionally, once all the modules are implemented we will re-evaluate our control structure to ensure maximum efficiency and effectiveness of key controls over financial reporting.  The implemented and planned system changes were undertaken primarily to improve controls and management reporting and were not undertaken in response to any actual or perceived significant deficiencies or material weaknesses in our internal control over financial reporting.

On April 3, 2006, we completed the acquisition of Buckeye, which represents a material acquisition for us.  Our condensed consolidated financial statements as of September 30, 2007 include the Buckeye operations.  In accordance with Securities and Exchange Commission guidance, we had previously excluded the internal controls of Buckeye from our evaluation of the effectiveness of our internal controls over financial reporting.  In recording this acquisition, we followed our normal accounting procedures and internal controls.  Our management also reviewed the nine months of operations of Buckeye that were included in our financial statements for 2006 and, we solicited disclosure information from Buckeye employees using our Section 302 procedures regarding the current business environment in which they operate.  These controls have been in place since our acquisition of Buckeye.  Beginning April 3, 2007, we have documented, tested and evaluated the process level controls operating at Buckeye and determined that the controls in place at Buckeye during the third quarter of 2007, together with the review procedures described above, are operating effectively.  We are continuing to integrate more of our internal controls into the Buckeye operations.  Other than the changes discussed above no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

ITEM 1A.  RISK FACTORS

 RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2006 Annual Report on Form 10-K for the year ended December 31, 2006, as amended and restated by the risk factors contained in Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.  Such risk factors are incorporated herein by reference.  Additional risks and uncertainties not currently known to us or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  In connection with the issuance in July 2007 of our 8.00% Convertible Secured Notes due August 1, 2012, we believe we are subject to the additional risks set forth below.

Our debt obligations may affect our business, operating results and financial condition.

In July 2007, we issued $95.0 million aggregate principal amount of our 8.00% Convertible Secured Notes due August 1, 2012.  Debt service obligations from the notes could adversely affect us in a number of ways, including by:

•	limiting our ability to obtain in the future, if needed, financing for working capital, capital expenditures, debt service requirements or other corporate purposes;
•	limiting our flexibility in implementing our business strategy and in planning for, or reacting to, changes in our business;
•	placing us at a competitive disadvantage relative to any of our competitors who have lower levels of debt;
•	decreasing our debt ratings and increasing our cost of borrowed funds;
•	making us more vulnerable to a downturn in our business or the economy generally;
•	subjecting us to the risk of being forced to refinance at higher interest rates these amounts when due; and
•
requiring us to use a substantial portion of our cash to pay principal and interest on our debt instead of contributing those funds to other purposes such as working capital, capital expenditures or other corporate purposes.

The notes contain restrictive covenants that limit our operational flexibility.

The notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest.  These covenants include restrictions on our ability to:

•	incur additional debt or issue certain preferred shares;
•	pay dividends on or make distributions in respect of our capital stock;
•	create liens on certain assets to secure debt; and
•	sell certain assets.

Our failure to comply with these restrictions could lead to a default under the notes.

We may not have the ability to repurchase the notes for cash upon the occurrence of a fundamental change as required by the indenture governing the notes.

Holders of the notes will have the right to require us to repurchase the notes for cash upon the occurrence of a fundamental change.  We may not have sufficient funds to repurchase the notes or have the ability to arrange necessary financing on acceptable terms.  A fundamental change may also constitute an event of default under, or result in the acceleration of the maturity of, our then-existing indebtedness.  Our ability to repurchase the notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time.  Our failure to repurchase the notes when required would result in an event of default with respect to the notes.

The value of the collateral may not be sufficient to repay the holders of the notes in an event of default.

The notes are secured by a first-priority security interest in the equity interest in our wholly owned subsidiary, Evergreen Operations, LLC.  We have granted a first-priority security interest for the benefit of the holders of the notes in our and our subsidiaries’ existing and future bank, investment, brokerage or other accounts holding cash and cash equivalents, subject to certain limitations.  We deposited $18.0 million of the proceeds from the note offering in an escrow account in which we granted a first-priority security interest for the benefit of the holders of the notes.  Our intellectual property rights relating to the K-Fuel refined coal process are held by our wholly owned subsidiary, KFx Technology, LLC, which is not a subsidiary of Evergreen Operations, and consequently, none of these intellectual property rights are included in the collateral securing the notes or are the property of an obligor on the notes.  The value of the equity interests of Evergreen Operations, LLC at any time will depend on market and other economic conditions, including the availability of suitable buyers, and such collateral may be illiquid and may have no readily ascertainable market value.  The value of such collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition and other future trends.  In the event that a bankruptcy case is commenced by or against us, if the value of such collateral, together with the additional collateral in the form of cash and cash equivalents, if provided, is less than the amount of principal and accrued and unpaid interest on the notes and all other senior secured obligations, interest may cease to accrue on the notes from and after the date the bankruptcy petition is filed.  We cannot assure holders of the notes that the proceeds from the sale or sales of all of such collateral would be sufficient to satisfy the amounts due on the notes in the event of a default.  If such proceeds were not sufficient to repay amounts due on the notes, then holders of the notes (to the extent not repaid from the proceeds of the sale of the collateral) would only have an unsecured claim against our remaining assets.

Our stock price has been volatile historically and may continue to be volatile.  The price of our common stock, and therefore the price of the notes, may fluctuate significantly, which may make it difficult for holders to resell the notes or the shares of our common stock issuable upon conversion of the notes when desired or at attractive prices.

The trading price of our common stock has been and may continue to be subject to wide fluctuations.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and new reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and prices for companies in our industry in particular, have experienced volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.  Because the notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our notes.  Holders who receive common stock upon conversion also will be subject to the risk of volatility and depressed prices of our common stock.  In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.  Additionally, lack of positive performance in our stock price may adversely affect our ability to retain key employees.

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of the notes.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of the notes, our common stock, or both, and impair our ability to raise capital through the sale of additional equity securities.  We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock or the value of the notes.  The price of our common stock could be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock.  This hedging or arbitrage could, in turn, affect the market price of the notes.

Conversion of the notes may dilute the ownership interest of existing stockholders, including holders who have previously converted their notes.

To the extent we deliver common stock upon conversion of the notes, the ownership interests of existing stockholders may be diluted.  Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.  In addition, the anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

We may not be able to refinance the notes if required or if we so desire.

We may need or desire to refinance all or a portion of the notes or any other future indebtedness that we incur on or before the maturity of the notes.  There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

We may be unable to deduct for tax purposes the interest or original issue discount, if any, paid or accrued on the notes.

No deduction is allowed for U.S. federal income tax purposes for interest paid on a disqualified debt instrument.  A disqualified debt instrument generally includes any indebtedness of a corporation which is payable in equity of the issuer.  Although we believe and intend to take the position that the notes are not disqualified debt instruments, the notes may be treated as disqualified debt instruments, and we may be prohibited from deducting the interest due on the notes.  Consequently, we may have less cash available with which to satisfy our obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a form 8-K.

The following table presents information with respect to repurchases of common stock made by us during the quarter ended September 30, 2007.  The shares presented in the table below are shares of common stock that were subject to a restricted stock award granted to our former CEO and President and that were withheld to pay taxes due upon the accelerated vesting of such award in connection with the termination of the executive pursuant to his employment agreement.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 – 31, 2007	(1)	370,522	$4.43	-	$-
August 1 – 31, 2007		-	-	-	-
September 1 – 30, 2007		-	-	-	-
Total		370,522	$4.43	-	$-

(1)
Represents shares of common stock withheld to pay taxes due upon vesting of restricted stock held by our former CEO and President in connection with his termination.  The average price per share is based upon the closing price on July 18, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 10, 2007 for the principal purpose of (i) electing two Class III directors and; (ii) ratifying Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2007

The following votes were cast by the stockholders with respect to the election of directors named in our proxy statement:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
Stanford M. Adelstein	62,494,172	5,025,411	82,225
Robert S. Kaplan	62,229,330	5,289,976	82,530

In addition to the directors listed above, directors who are continuing in their term of office are: Robert J. Clark, Manuel H. Johnson, John V. Lovoi, Jack C. Pester, James S. Pignatelli, W. Grady Rosier, James R. Schlesinger and Theodore Venners.  In addition to the above mentioned directors, our Chief Executive Officer and President, Kevin R. Collins, was appointed to our Board during the quarter ended September 30, 2007.

The following votes were cast by the stockholders with respect to the ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2007:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Deloitte & Touche LLP	64,436,217	3,064,566	101,058

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.1
Indenture, dated July 30, 2007, by and between Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica DevelopmentCompany, Buckeye Industrial Mining Co. and U.S. Bank National Association, including the form of 8.00% Convertible Secured Note due 2012 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 30, 2007).

4.2
Registration Rights Agreement dated as of July 30, 2007, by and among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to our Form 8-K filed July 30, 2007).

4.3*
Security Agreement, dated as of July 30, 2007, by and among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and U.S. Bank National Association, as trustee and collateral agent.

10.1*
Purchase Agreement, dated as of July 25, 2007, among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and the initial purchasers named therein.

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

EVERGREEN ENERGY INC.

Date: November 8, 2007	By:	/s/ KEVIN R. COLLINS
Kevin R. Collins
Chief Executive Officer and President

Date: November 8, 2007	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer