Form 10-K
period 2007-12-31
EVERGREEN ENERGY INC
filed 2008-03-24
CIK 912365

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-14176

EVERGREEN ENERGY INC.
(Exact Name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1079971 (IRS Employer Identification No.)
1225 17th Street, Suite 1300 Denver, Colorado (Address of Principal Executive Offices)	80202 (Zip Code)

Registrant's Telephone Number, including area code: (303) 293-2992

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.001 par value	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was $300,753,320 computed by reference to the closing price of the common stock on June 30, 2007, the last trading day of the registrant's most recently completed second fiscal quarter.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 18, 2007
Common Stock, $.001 par value	84,347,410 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2008 Annual Meeting	Part III

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

  •
  our substantial capital requirements and dependence on future financings and the sale of our equity securities to provide capital to fund our operations;

  •
  our limited operating history;

  •
  technical and operational problems at K-Fuel or K-Direct facilities;

  •
  uncertain market for our K-Fuel refined coal and K-Direct plants;

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

PART I

ITEM 1.    BUSINESS

Overview

        In this Annual Report on Form 10-K, we use the terms "Evergreen Energy," "we," "our," and "us" to refer to Evergreen Energy Inc. and its subsidiaries. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Directsm, K-Fuel Plants, K-Direct plants, K-Fuel facilities and K-Direct facilities refer to our patented process and technology explained in detail throughout this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

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

        Coal is the cheapest and most abundant source of fuel for generating America's electricity. Many utilities and industrial users are dependent upon coal. While the United States enjoys economical and plentiful reserves of high moisture, low-Btu coals with heat values of less than 9,000 Btus per pound, the reserves of high-grade coals are declining, and environmental issues are a concern. Moreover, many coal-fired power generating facilities, including industrial and institutional facilities, generally burn coal that is 11,000 Btus or greater. Our goal is to make those low-grade coals more economical and environmentally compliant in order to meet the demand for energy in an optimal fashion.

        The current K-Fuel process applies heat and pressure to low-rank coals, such as those found in the northern Powder River Basin with a high water content, to reduce moisture from approximately 30% in the low-Btu coal to 8% to 14% in our K-Fuel refined coal. As a result, the heat value is boosted by 30% to 40%. The increase is variable depending on the type of coal we process. We believe the process results in increased efficiency of the fuel needs in power generating facilities, industrial and institutional facilities. Further, the K-Fuel process removes a significant amount of impurities from the low-Btu coal which we believe will allow for the power generating industry to economically comply with increasingly stringent air emission standards and environmental regulations. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces up to 70% of the mercury content, and upon combustion, sulfur dioxide and nitrous oxides are reduced. Our analysis also shows that burning K-Fuel refined coal with its increased efficiency will reduce carbon dioxide emissions.

        We, along with our engineering consultant, Bechtel Power Corporation, have completed the modifications and improvements of the design and efficiency of the equipment used in the K-Fuel process. Bechtel and Evergreen's operations team at Fort Union completed successful testing of new operational systems that will support construction of future K-Fuel refineries, including enhanced standard processing tower design. This work signals that we and Bechtel have resolved the most substantive technical challenges to scaling and fully commercializing our production process. In February 2007, we expanded our contractual relationship with Bechtel to assist with future designs of additional K-Fuel plants we may build or license, including any K-Fuel facilities located at coal-fired power generating plants, which we refer to as K-Direct facilities. On September 19, 2007, we amended and restated our umbrella agreement with Bechtel Power Corporation. Through this new program management agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. This restated agreement increases the scope of engineering, procurement and construction services which may be performed by Bechtel. We intend to use Bechtel's services to oversee both technical development and implementation of all new facilities and existing plants, including both K-Fuel and K-Direct plants.

        The Fort Union plant in Wyoming's Powder River Basin, which was our first plant to implement the current K-Fuel process and has accomplished virtually all of the goals and objectives we set forth for this site, except for continuous production. Most notably, as a result of operations at the Fort Union plant, we have:

  •
  proven that the K-Fuel process works by increasing Btus and reducing mercury, sulfur dioxide, nitrogen oxide and carbon dioxide emissions;

  •
  successfully completed the design and testing of new operational systems;

  •
  upgraded sufficient amounts of low-rank coal for utility and industrial customers who completed a number of test burns of K-Fuel refined coal with favorable results; and

  •
  tested and improved product handling processes and requirements and improved transportation issues.

        For the reasons discussed below, we have chosen to suspend operations at our Fort Union plant and mine site. This will enable us to focus on future K-Fuel or K-Direct facilities by redirecting constrained resources, both capital and human, to focus on the commercialization of our process. Bechtel has completed the enhanced standard processing tower design based upon results of the testing completed by us at the Fort Union plant. Additionally, suspending production at this site will further enable us to reduce our cash expenditures. If the need arises, we are positioned to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites. Alternatively, we are evaluating and anticipate redeploying some of the equipment to a future K-Fuel facility site. We recorded an asset impairment charge of $109.5 million related to the Fort Union plant and mine site as of December 31, 2007.

        Further, on January 8, 2008, following successful test results for product performance and stability, our subsidiary, Evergreen Energy Asia Pacific Corp., and Sumitomo Corporation have agreed with a major Indonesian mining group to proceed with development of engineering specifications, economic evaluation, marketability analysis and further coal tests for a 1.5 million ton per year K-Fuel plant on the Indonesian island of Kalimantan, with the intent to expand the plant capacity in future years. We believe that some of the key benefits of this terminal facility are as follows:

  •
  This terminal facility is anticipated to be strategically positioned in a location with access to deepwater transportation to many potential customers in various surrounding countries, principally Japan, Vietnam, and India.

  •
  There are a number of environmental regulations in place in this part of the world, most notably the Kyoto Protocol, which make our K-Fuel refined coal and blended K-Fuel refined coal desirable to potential customers.

  •
  There is a large supply of low-rank coal in Indonesia, for which no current market exists. Additionally, there is significant demand for higher Btu coal, which creates an opportunity for our K-Fuel process.

        This project contemplates a K-Fuel terminal facility with a design capacity of approximately 1.5 million tons per year, which is approximately twice the size of our Fort Union plant and the minimum optimal size for a K-Fuel plant, based upon our and Bechtel's redesigned plant. Bechtel has committed to assisting us in the development of this project in addition to the engineering, procurement and construction services to which it has previously committed.

        Effective February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in all business sectors. The measurement system and procedures are transparent, repeatable and verifiable. Through C-Lock Technology, Inc., we intend to market the proprietary measurement system and procedures to quantify, certify, and verify carbon dioxide emissions. We expect the market in global carbon credit trading to evolve and grow.

Segments

        During the quarter ended September 30, 2007, we re-evaluated our segments and have expanded our segment presentation to four segments to better reflect how our results of operations are now evaluated and allocations of capital resources are determined. The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming. The Mining segment primarily represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility. The C-lock segment reflects the operations related to our worldwide sub-license of a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology. Our Technology segment allocates support costs to our other segments, they are generally allocated on a percentage basis based either on number of employees or on total operating expenses plus capital expenditures. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Business Strategy

        The total annual coal consumption in the United States is approximately 1 billion tons per year. The principal elements of our long-term strategy are to build, own and operate K-Fuel and K-Direct facilities and to license our K-Fuel technology to third parties, if appropriate, through a combination of organic growth, acquisitions and joint ventures. In the near-term, we plan to primarily focus on the following:

  •
  Expand Production through the Construction of K-Fuel Facilities.  We intend to enhance flexibility and expand our target market by constructing K-Fuel facilities at coal mine sites or major transportation hubs to process abundant reserves of sub-bituminous coal and lignite into K-Fuel refined coal. We will pursue construction at sites that have readily available access to rail, barge and truck transportation. Further, we will focus on potential sites that allow for blending of K-Fuel refined coal with other coals to meet customer specifications. We believe that the ability to blend coal provides greater flexibility to potential customers by allowing them to target specifications like heat value or post-combustion characteristics like ash content or mercury, sulfur dioxide, chlorine, nitrogen oxide or other emission criteria.

  •
  Expand Production through the Construction of K-Direct Facilities.  K-Direct facilities co-located with new or existing power generating plants would offer the added advantages of using secondary steam to refine raw low-rank coal feedstocks. With K-Direct facilities at a generating site, coal users would be able to shop the world market for abundant low-Btu coal, process it on site and feed it directly into their boilers. We will continue to explore K-Direct opportunities with utilities and independent power producers.

    We believe that K-Direct facilities would offer power generating units a unique opportunity to boost efficiency and meet emissions standards. We believe the advantages of a K-Direct facility compared to a K-Fuel facility would be: (i) less capital outlay; (ii) less construction time to complete; (iii) shorter permitting time; and (iv) accelerated product delivery as K-Fuel refined coal would be transported from the processor directly into the coal-fired boilers at the power generating plants.

  •
  Enter into Licensing Agreements.  We believe that there are potential opportunities to license our technology both domestically and internationally to third parties that have access to transportation infrastructure and high moisture, low-Btu coal supplies.

  •
  Continue to Pursue Vertical Integration through Acquisitions and Joint Ventures.  We believe we are well-positioned to pursue selected acquisitions and attract industry joint venture partners to continue our vertical integration strategy. Our 2006 acquisition of Buckeye Industrial Mining Co. provided us with established markets, infrastructure, blending facilities, rail and barge transportation access and coal supplies. We expect to pursue additional acquisitions of companies with businesses complementary to our business model and strategy, such as the acquisition of C-Lock Technology.

Competitive Strengths

        We believe we are uniquely positioned in the energy market as a result of the following strengths:

  •
  High BTU, Low Emission K-Fuel Refined Coal.  We have been able to convert limited amounts of low-Btu sub-bituminous coals and lignites into K-Fuel refined coal, a high Btu, low emission coal that is a replacement for dwindling eastern coals. Federal and in some cases even tougher state emissions regulations, will soon be implemented which requires significant reductions in sulfur dioxide, nitrous oxides and mercury emission levels. Some states are enacting carbon dioxide limits as well. We believe that coal-fired power plants and industrial customers that use our K-Fuel refined coal or blended K-Fuel refined coal will be able to cost-effectively boost efficiency and will reduce these emissions without adding new, expensive, post-combustion cleanup equipment. Power generating facilities that burn our K-Fuel refined coal or blended K-Fuel refined coal instead of unrefined high Btu coal are expected to realize lower emissions and experience significant savings as a result of reducing the need to purchase carbon dioxide, sulfur dioxide, nitrogen oxide and mercury credits in order to comply with environmental regulations.

  •
  Provide Flexibility in Feedstock.  Coal-fired power plants and industrial users with post-combustion pollution controls may see improved pollution control performance by using our K-Fuel refined coal or blended K-Fuel refined coal and will benefit from the ability to use alternative feedstock in addition to their traditional feedstocks or to blend with their traditional feedstocks.

  •
  Proprietary Process.  As demonstrated by our prior operations at our Fort Union Plant, we believe the K-Fuel process is the only proven process for coal refining which has reached a stage of limited commercial production with a patented process design. Our processes are patent-protected and we have worldwide exclusive use of key equipment technology.

  •
  Strong Base of Technical Experience and Expertise.  We have proven that the K-Fuel process works and positioned ourselves to develop a commercial plant based on the knowledge base developed at our Fort Union plant. Our employees have a wide range of technical experience and expertise in refining coal, coal thermal upgrading, thermal processing, coal gasification, coal liquefaction, chemical engineering, civil engineering, mechanical engineering, power plant engineering and process engineering. To assist in the implementation of the K-Fuel process, we have an exclusive equipment licensing arrangement with Sasol-Lurgi Technology Company which brings in excess of 70 years of experience in designing and building coal processing plants. In addition we have agreements with professional engineering firms for engineering services in the areas of architecture, civil/structural, mechanical, electrical, and controls, including subsystems engineering and design for our commercial plants. Further, we and Bechtel have completed a new, standard design and Bechtel Power Corporation has committed to assist us in the construction of future K-Fuel or K-Direct facilities.

  •
  Favorable Price Differentials and Tax Credits.  We have positioned ourself in the energy market with the goal of capturing the price differential between high and low-Btu coals. In addition, we believe IRS Section 45 clean coal production tax credits are available for coal processed in K-Direct or K-Fuel facilities placed in service prior to January 1, 2009. Although it is unlikely a K-Fuel or K-Direct facility will be able to take advantage of the January 2009 deadline, we believe Congress may consider legislation to extend this tax credit to facilities placed in service beyond 2009. However, such provisions are not currently part of any pending energy bill.

  •
  Established Marketing and Sales Team.  Our Buckeye subsidiary provides access to established markets, infrastructure and coal reserves. Over the years, Buckeye has shipped coal to over 70 coal customers, including utilities and industrial users. Our Buckeye marketing team has logistical expertise and longstanding relationships with coal users that we intend to leverage in providing our K-Fuel refined coal or blended K-fuel refined coal to a wide variety of customers.

  •
  Key Industry Relationships.  We benefit from key industry relationships, such as our agreements with Bechtel. The Bechtel agreement provides engineering services in the areas of architecture, civil/structural, mechanical, electrical and controls, including subsystems engineering and design for future K-Fuel and K-Direct commercial plants. Bechtel is a global engineering, construction and project company with more than a century of experience on complex projects in challenging locations.

  •
  Vertically Integrated.  We believe we are positioned to capture value from the multiple steps in the refined coal value chain, from mining to refining, marketing, distribution and verification of carbon credits. Buckeye and C-Lock Technology are recent examples of our vertical integration strategy.

Business History

        Over the past 24 years, we have obtained multiple patents for different versions of the K-Fuel technology using a variety of methods to apply heat and pressure to process high moisture coal feedstocks. We have patents or patent applications for the K-Fuel technology issued or pending in the United States and various foreign countries. As we continue to develop and make enhancements to the K-Fuel process, we intend to expand our patent coverage.

        During the last five years we have been focused on the design, construction and operation of our Fort Union plant, which is the first plant utilizing the current version of our technology. As previously stated, the Fort Union plant has realized virtually all of the goals and objectives except for continuous production, which we had set forth and we have chosen to suspend operations at this site. Also, during the last five years we have completed numerous evaluations to further test and improve our K-Fuel refined coal and process. During the years ended December 31, 2007, 2006 and 2005, our research and development costs were approximately $876,000, $1.4 million and $1.6 million, respectively.

        Additionally, on April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Co. for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye's primary business is to mine, process, blend and sell high quality coal to electric utilities, industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. We believe the acquisition has added value through access to Buckeye's established markets, infrastructure and coal reserves. In addition to sustained operation cash flow, this acquisition includes an experienced coal marketing and mining team.

        We were founded in 1984 as a clean coal company focused on developing our K-Fuel process. We incorporated under the laws of the state of Delaware in 1988. Our principal executive offices are located at 1225 17th Street, Suite 1300, Denver, Colorado 80202, and our telephone number is (303) 293-2992.

Competition

        Our K-Fuel refined coal is a coal with characteristics of low-moisture, high-Btu content and low sulfur dioxide, nitrogen oxides and mercury emissions. As such, and upon achieving continuous production at a future K-Fuel or K-Direct facility, the known direct competitors for K-Fuel refined coal include other coal upgrading processes, other high Btu coal, low sulfur coal and advanced pollution control technologies. The indirect competition to K-Fuel refined coal includes electrical generation from natural gas, nuclear fuel, oil, wind, bio-fuels, and other renewable energy sources. Over the past two years, pricing trends for a number of these alternatives have enhanced the competitive position of K-Fuel.

        Potential customers could choose to install pollution equipment instead of using our K-Fuel refined coal and/or choose to inject additives to reduce emissions. These alternatives include equipment such as low-nitrogen oxide burners, over-fire air systems, selective catalytic reduction systems, sulfur scrubbers, fabric filters, electrostatic precipitators, mercury control technology, or other equipment and adding limestone or other chemicals to combustion and waste stream. In contrast to our K-Fuel refined coal, most of these technologies require a significant investment of capital by the customer and impose a parasitic load on the plant, thereby reducing the salable electricity produced from the affected unit.

        We believe we have in our C-Lock technology a first-of-its-kind web-based platform that accurately measures greenhouse gases emissions and certifies these environmental improvements as carbon credits there are other companies that have developed other systems that measure greenhouse gases and certify carbon credits. Our potential customer base could choose to use these other measuring systems instead of ours.

Intellectual Property

        Our success depends in part on our ability to protect our intellectual property and to avoid infringement of the intellectual property of third parties. The patents which cover earlier versions of our technology are near their expiration dates. Patents which cover newer versions of our technology will not expire until 2018 through 2024. Our most recently issued patent covers most of the aspects of our K-Fuel process as it is currently conducted. Additional claims have been filed at the U.S. Patent and Trademark Office and the application is pending. As we make modifications and improvements to our proprietary process, we continue to evaluate our patent protection. As a result, we anticipate filing for additional patents in the future.

Customers

        As of December 31, 2007, three customers from our mining segment accounted for 27%, 18%, 13% and 13% of total accounts receivables, respectively, while two customer in our mining segment, accounted for 32% and 13% of total revenues. We believe the loss of any one of these customers would not have a material adverse effect on our financial position.

        Buckeye has presold, for delivery in 2008, approximately 500,000 tons of coal pursuant to long-term contracts, which expire through 2012, at prices tied to various published indices. We expect these prices to range from $35 to $59 per ton in 2008, based on varying characteristics of the coal, including Btus, ash content, and so forth. Buckeye had presold 400,000 tons for delivery in 2007 at prices ranging from $34 to $55 per ton. Pursuant to existing contracts, Buckeye has presold approximately 800,000 tons of coal for delivery through 2012 at pricing which are tied to various indices. In addition, Buckeye has committed to deliver, in 2008, approximately 200,000 tons of coal pursuant to customer purchase orders at prices tied to various indices, with expected pricing ranging from $39 to $74 per ton. The total 2008 commitments of 700,000 represents less than half of Buckeye's expected 2008 production.

Environmental Regulation Affecting our Market

        We believe that existing and proposed legislation and regulations could impact fossil fuel-fired, and specifically coal-fired, power generating facilities. According to the U.S. Environmental Protection Agency, or EPA, power generation emits substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions can affect the market for our K-Fuel refined coal by imposing limits and caps on fossil fuel emissions. Regulation of carbon dioxide can also affect our subsidiary, C-Lock Technology. The most significant, existing national legislation and regulations affecting our K-Fuel market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below. While carbon dioxide emissions are not regulated at the national level at this time, a U.S. Senate committee passed emissions reducing legislation in December 2007 that should continue moving forward in the 2008 legislative session. It is highly unlikely that national legislation will be passed in 2008 though future legislative sessions and presidential administrations seem more likely to do so within the next several years.

        In addition, the K-Fuel market will be affected by additional national policies including the EPA's Nitrogen Oxide State Implementation Plan Call, the EPA's National Ambient Air Quality Standards for ozone and fine particulate matter, and the Regional Haze Rules, which requires emission controls for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.

        State and regional policies will also impact our market. The Regional Greenhouse Gas Initiative requires reduction in carbon dioxide emissions from electric generating units, beginning in January 2009 in 10 northeastern states. The state of California has adopted a stringent greenhouse gas policy that will affect coal-fired electricity generated in and imported into the state. And the Western Climate Initiative, a coalition of 7 western states, is working on a regional, economy-wide greenhouse gas reduction program. Additionally, states are implementing emission reduction policies more stringent than national policy, such as, requiring more stringent mercury reduction than the EPA's Clean Air Mercury Rule and Renewable Portfolio Standards requiring robust renewable electricity generation.

        The following briefly describes the most significant existing national laws and regulations affecting the market for our K-Fuel refined coal.

  •
  The Clean Air Act and Acid Rain Program.    The Clean Air Act of 1970, as amended, is currently the primary mechanism for regulating emissions of sulfur dioxide and nitrogen oxide from coal-fired power generating facilities. A key component of the act regulates sulfur dioxide and nitrogen oxide emissions. Specifically, title IV set a goal of reducing sulfur dioxide emissions by 10 million tons below 1980 levels and imposed a two-phased tightening of restrictions on fossil fuel-fired power plants. Phase I began in 1995 and focused primarily on coal-burning electric utility plants in the east and midwest. In 2000, Phase II began and this phase tightened the annual emissions' limits on larger higher emitting plants and set restrictions on smaller, cleaner plants fired by coal, oil, and gas. The Acid Rain Program calls for a 2 million ton reduction in nitrogen oxide emission and focuses on one set of sources that emit nitrogen oxide: coal-fired electric utility boilers. Beginning in January 2000, nitrogen oxide emissions are to be reduced 900,000 tons per year beyond the 1.2 million per year reduction set by the EPA in 1995.

  •
  Clean Air Interstate Rule.    The Clean Air Interstate Rule was finalized by the EPA in March 2005. Once fully implemented, this rule will reduce sulfur dioxide emissions in 28 states and the District of Columbia by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. Reductions of nitrogen oxide emissions begin in January 2009, followed by reductions of sulfur dioxide emissions in January 2010. The program will be fully implemented by January 2015.

  •
  Clean Air Mercury Rule.    The U.S. Environmental Protection Agency, or EPA, finalized the Clean Air Mercury Rule, or CAMR, on March 15, 2005 to reduce mercury emissions from coal-fired power plants. Phase 1 of CAMR was set to go into effect on January 1, 2010. However, on February 8, 2008, the U.S. Circuit Court of Appeals for the District of Columbia vacated the rule, requiring EPA to draft a new regulation. As a result of this ruling, it is likely that individual coal-fired boilers and power plants will be held to stringent levels of mercury emission reductions instead of averaging mercury emissions across multiple plants and across the country.

Environmental Regulation Affecting the Construction and Operation of our Plants and Mining of Coal

        As a general matter, we are subject to a number of state and federal regulations that (i) seek to limit the amounts of certain emissions into the environment, (ii) articulate the disposal of certain potentially hazardous materials, and (iii) impose certain employee safety requirements upon us. As we expand our operations we may become subject to more regulation. For example, if we build additional plants we may install coal-fired boilers, which are subject to more permitting requirements and more environmental regulation than gas-fired boilers. Through our mining activities we are subject to additional regulations including the Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and other regulations that seek to protect the health and safety of employees.

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

        In 2004, Congress passed tax credits for refined coal within the American Jobs Creation Act. To qualify for the tax credit, the refined coal must realize a reduction of at least 20% in nitrogen oxide emissions and at least 20% in either sulfur dioxide or mercury emissions and have an increase in market value over the comparable coal of at least 50%. Based upon our testing to date, we believe that K-Fuel refined coal meets these requirements and that our future K-Fuel plants will be eligible for the credit if they are operational by January 1, 2009. However, due to the fact that there are no K-Fuel or K-Direct facilities under construction, it is unlikely that any will be operational by January 1, 2009 and be in a position to take advantage of these credits, unless extended by Congress. Generally, the refined coal credit, escalated annually, will be earned for each ton produced over a ten-year period from the date the plant is placed in service.

Employees

        At March 20, 2008, we had 207 full-time employees.

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

        We expect to incur operating losses and continued negative cash flows from operations for the foreseeable future. We have made, and will continue to make, substantial capital and other expenditures before we will have sufficient operating income and cash flow to recover our investments. We are not able to accurately estimate when, if ever, our cash flows from operating activities will increase sufficiently to cover these investments. Further, we may not achieve or maintain profitability or generate cash from operations in future periods. Our working capital (the amount by which our current assets exceed our current liabilities), accumulated deficit, net loss and cash (used in) provided by operating activities are as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Working capital	$45,580	$79,156	$19,910
Accumulated deficit	(408,073)	(203,397)	(151,870)
Net loss	(204,676)	(51,527)	(23,313)
Cash used in operating activities	$(51,581)	$(30,435)	$(12,071)

        We have substantial capital requirements and, as a result, we have been and continue to be dependent on financing activities or sales of our equity securities to fund our operating costs.

        As a result of negative cash flows from operations, we have been and continue to be dependent on financing activities and sales of our equity securities to fund the operating and substantial capital costs associated with our business. Our need for additional capital may further increase as we continue to pursue our vertical integration strategy. Our success is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof. Depending on our future operations and the conditions of the capital markets, we may not be able to continue to raise additional capital on terms acceptable to us or at all. A lack of adequate financing may adversely affect our ability to pay our existing indebtedness, pursue our business strategy, respond to changing business and economic conditions and competitive pressures, absorb negative operating results and fund our continuing operations, capital expenditures or increased working capital requirements.

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

        You should consider our business and prospects in light of the risks and difficulties typically encountered by a company with a limited operating history. The specific risks include whether we will be able to:

  •
  enter into agreements for the purpose of building K-Direct and K-Fuel plants or licensing our technology;

  •
  enter into or maintain strategic partnerships with vendors and other parties to maximize our K-fuel process;

  •
  raise additional capital;

  •
  accurately assess potential markets and effectively respond to competitive developments;

  •
  attract and retain customers for product sales;

  •
  attract and retain credit-worthy customers;

  •
  effectively manage expanding operations;

  •
  successfully market our products;

  •
  economically transport coal to and from processing facilities;

  •
  execute our business strategy; and

  •
  attract and retain key personnel.

        We may not be successful in addressing these and other risks. As a result, our financial condition, results of operations and cash flows may be adversely affected.

        We rely on key personnel and if we are unable to retain or attract qualified personnel, we may not be able to execute our business plan.

        Our success is currently dependent on the performance of a small group of senior managers, key technical personnel and independent contractors that have a wide range of technical experience and expertise in coal refining, coal thermal upgrading, thermal processing, coal gasification and coal liquification. In addition, our business strategy will require us to attract and retain a substantially greater number of qualified personnel and/or hire additional contractors. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

        Our acquisition activities may not be successful.

        As part of our vertical integration business strategy, we may make acquisitions of businesses and properties. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. Further, acquisitions pose substantial risks to our financial condition, results of operations and cash flows. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources to acquire attractive companies and properties. Even if future acquisitions are completed, the following are some of the risks associated with acquisitions:

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

        Competition from other companies in the clean coal and alternative fuel technology industries, including competition resulting from deregulation in the United States power industry, could adversely affect our competitive position.

        Competition in the clean coal, alternative fuel and emission-reducing equipment industries could impact our ability to generate revenue from our K-Fuel process. Many of these companies in the clean coal, alternative fuel technology and emission-reducing equipment industries have financial resources greater than ours. Providers of alternative or competing technologies in these industries may be subject to less regulation, or alternatively, may enjoy subsidies that provide them with increased financial strength, or make their products or services more attractive to energy consumers. Due to any of these competitive advantages, our existing and future competitors may be able to offer products more competitively priced and more widely available than ours. These companies also may have the resources to create new technologies and products that could make our process and products obsolete. Our future revenues may depend on our ability to address competition in these industries. In addition, deregulation in the United States power generating industry may result in increased competition from other producers of energy-efficient coal products, other clean fuel sources, and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel refined coal. In turn, this could result in lower margins for our product.

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

K-Fuel Process Risks

        We faced technical and operational issues with improving capacity utilization at our Fort Union plant prior to suspending operations at the plant. These technical and operational problems may adversely impact our ability to operate or develop future K-Fuel or K-Direct facilities, resulting in delays in achieving full scale commercial production of our K-Fuel refined coal.

        Research and development is an iterative process and our K-Fuel process has been evolving for approximately 25 years with the most recent material modification being the integration of the Sasol-Lurgi proprietary coal processing equipment with our patented technology, which started in 2003.

        Our Fort Union plant is a third generation facility developed for this purpose. The first facility was a research and development plant that currently serves as our research laboratory. The second facility was a commercial demonstration plant that we constructed with a joint venture partner and commenced operations in 1998. In June 1999, our joint venture partner suspended production at the plant due to its strategic restructuring. Thereafter, we sold our interest in the plant to our joint venture partner and in September 2002, the major equipment at the plant was purchased by a third party and removed from the site. As part of the continued development of the K-Fuel process, we analyzed the operations of this plant and some of the problems that we encountered with respect to operations and product quality and made modifications to the K-Fuel process that we believe addressed these issues. We built upon this knowledge base in designing and constructing the Fort Union plant.

        We faced technical and operational problems in attempting to achieve commercial production of K-Fuel at our Fort Union plant and have decided to suspend further operations at the plant. Problems we have encountered include cost overruns, delays, technical issues, availability of workers and contractors and weather. We may encounter similar problems at any future facilities we are able to build. Additionally, any future facilities may encounter the following additional problems:

  •
  unforeseen construction problems and limited availability of raw material or fabrication capability;

  •
  unforeseen problems not previously encountered at our Fort Union plant; and

  •
  current and future K-Fuel products may not meet the technical specifications required by our customers or other customer requirements.

        Our ability to effectively operate and develop K-Fuel and K-Direct facilities may be harmed to the extent these and other technical or operational problems materialize. Should we be unable to effectively operate and develop K-Fuel or K-Direct facilities, our ability to generate revenues and profits from our existing operations as well as the potential for future facilities and future licensing opportunities may be negatively impacted. In particular, because we were unable to consistently operate our Fort Union plant for sustained periods of time to produce commercial quantities of K-Fuel refined coal, it will likely be more difficult for us to enter into arrangements with customers for their regular purchase of K-Fuel refined coal at future facilities or for us to finance the construction of additional K-Fuel plants or a K-Direct plant.

        We do not know if K-Fuel refined coal is commercially viable.

        While our Fort Union plant previously produced limited amounts of K-Fuel refined coal, we do not know whether K-Fuel refined coal can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, our production costs and the cost of transportation. As our Fort Union plant was not able to achieve full scale commercial production, we have not yet developed an efficient cost structure. We are currently using the knowledge base developed at our Fort Union plant to understand our pricing and costs, as well as the qualities of the product when used in K-Fuel test burns, and intend to leverage this knowledge base when constructing any additional K-Fuel plants or any K-Direct plants. We experienced technical problems with respect to the K-Fuel refined coal produced at our Fort Union plant, including coal dusting. If we fail to adequately address these technical problems to the extent they occur at future K-Fuel or K-Direct facilities, or any other unforeseen problems that may occur in the future, it could make K-Fuel refined coal more expensive to transport and store, and therefore more expensive to burn. Failure to address both known and unforeseen technical challenges of K-Fuel refined coal, obtain feedstock in sufficient quantity and at acceptable prices and to arrange for transportation services at reasonable prices, may materially and adversely affect our business, results of operations and financial condition.

        Construction of future K-Fuel or K-Direct facilities will require substantial lead time and significant additional financing.

        We do not have any definitive contracts to construct additional K-Fuel facilities or K-Direct facilities. To the extent that we identify appropriate sites for future K-Fuel plants or agree with utilities or other businesses to construct K-Direct facilities, we will then be required to begin a lengthy permitting and construction process. We estimate that it could take at least six months or longer to obtain necessary permits and approvals and that, depending on local circumstances, the required time could be much longer. Thereafter, construction of a facility with a capacity of approximately 1.5 million tons of K-Fuel refined coal per year, which is approximately twice the size of our Fort Union plant, would take an estimated further period of 18 to 24 months. Thus, we would not expect to obtain any revenues from any such facilities before at least 2010.

        As of December 31, 2007, we estimate that we have spent approximately $100 million in constructing our Fort Union plant, which we have decided to suspend construction and operations. We estimate that the cost of constructing additional facilities, such as a 1.5 million ton per year facility, could be greater depending on additional variables, including site location, material handling equipment and design, seismic zones, labor issues, and weather and climate conditions. Such variables could potentially increase costs. We would be required to obtain substantial amounts of financing to undertake any such project and there can be no assurance that such financing would be available to us. Inability to construct additional facilities to produce K-Fuel, or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

        Any negative results from the continuing evaluation of K-Fuel refined coal produced at future facility sites by us or third parties could have a material adverse effect on the marketability of K-Fuel refined coal and future prospects.

        Although we have currently suspended operations at our Fort Union plant, we and certain third parties are continuing to evaluate the attributes of K-Fuel refined coal previously produced at our Fort Union plant and that is produced in our laboratories. There can be no assurance that these evaluations will result in positive findings concerning the moisture content, heat value, emission-levels, burn qualities or other aspects of our K-Fuel refined coal. Furthermore, even if current evaluations indicate that our K-Fuel refined coal performs to design specifications, there can be no assurance that later tests will confirm these current results or that our K-Fuel refined coal will be readily accepted by the market. The process of introducing our K-Fuel refined coal into the market may be further delayed if these test results are negative or if potential customers conduct their own tests of the K-Fuel refined coal to determine whether it meets their individual requirements and the results are not acceptable. Substantially all of our evaluations of K-Fuel refined coal at our Fort Union plant used Powder River Basin low-grade coal as the feedstock and we conducted only limited tests of the K-Fuel process at Fort Union using other feedstocks. However, we have conducted numerous tests of the K-Fuel process using other feedstocks in our laboratories. The ability to use feedstocks from other locations in the United States or overseas will depend on the results of future tests on different types of coal. If these tests limit the range of viable low-grade coal feedstocks for use in the K-Fuel process, site locations for future K-Fuel or K-Direct plants may be limited and the commercial appeal of the process may be less than anticipated. If this continuing process of evaluation and market introduction results in negative findings concerning the K-Fuel process, this could have a material adverse effect on the marketability of K-Fuel refined coal and on our financial condition, results of operations and future prospects.

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

  •
  unknown costs and methods of transportation to bring K-Fuel refined coal to market;

  •
  alternative fuel supplies available at a lower price;

  •
  the cost and availability of emissions-reducing equipment and other technologies that may be more desirable than the K-Fuel refined coal;

  •
  potential future declines in energy prices which would make K-Fuel refined coal less attractive economically;

  •
  the market viability of K-Fuel refined coal based on a decline in energy prices; and

  •
  sufficient market interest for us to continue in business.

        If we are unable to develop markets for our K-Fuel refined coal, our ability to generate revenues and profits may be negatively impacted.

        If we are unable to construct and commercialize K-Fuel production plants, our ability to generate profits from this process will be impaired.

        Our future success depends on our ability to locate, develop and construct future commercial K-Fuel production plants and operate them at a profit. Prior to suspending operations at our Fort Union plant, we were not able to achieve commercial production. A number of different variables, risks and uncertainties affect our successful construction of future K-Fuel production plants and our ability to operate such plants at a profit including:

  •
  the complex, lengthy and costly regulatory permit and approval process;

  •
  local opposition to development of projects, which can increase cost and delay timelines;

  •
  increases in construction costs such as for contractors, workers and raw materials;

  •
  transportation costs and availability of transportation;

  •
  our inability to acquire adequate amounts of low rank feedstock coal at forecasted prices to meet our projected goals;

  •
  engineering, operational and technical difficulties, as discussed above;

  •
  possible price fluctuations of low-Btu coal, which could impact K-Fuel refined coal's profitability; and

  •
  expenditures related to researching and investigating future K-Fuel production sites, which we may not be able to recover.

        If we are unable to successfully address these risks, our results from operations, financial condition and cash flows may be adversely affected.

        Regulation of the K-Fuel process and K-Fuel refined coal may adversely affect our financial condition and results of operations and cash flows.

        Our K-Fuel refined coal is currently subject to federal, state, local, and foreign laws and regulations. In addition, as products and commercial applications are introduced into the market, governments may impose new regulations which may increase our costs and price of our product. If the cost of compliance with applicable laws and regulations increases past that forecasted, our ability to profitably market and sell K-Fuel refined coal may be jeopardized.

        Compliance with environmental laws and regulations may increase our costs and reduce our future sales.

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

        A significant factor in expanding the potential U.S. market for K-Fuel refined coal is the numerous federal, state and local environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users. We believe that the use of clean-burning fuel technologies, like K-Fuel refined coal, will help utility companies comply with the air emission regulations and limitations. We are unable to predict future regulatory changes and their impact on the demand for our products. While more stringent laws and regulations, including mercury emission standards, limits on sulfur dioxide emissions and nitrogen oxide emissions, may increase demand for our products, such regulations may result in reduced coal use and increased reliance on alternative fuel sources. Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations would have a material adverse effect on our prospects.

        Our inability to adequately protect and defend our proprietary process could harm our business, increase our costs and decrease sales of our products and services.

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

        Further, while our most recently issued patent protection covers what we believe are the unique aspects of our K-Fuel process as it is currently conducted, not all of the claims we filed were allowed. An additional patent application has been filed to address the examiner's comments and we expect some of the revised claims to be allowed. While we continue our efforts regarding these claims there can be no assurance that we will be able to obtain patent protection in the United States or abroad to protect these or any other aspects of our intellectual property, or that, in the absence of any such patent protection, that the combination of additional methods that we currently employ to maintain the confidentiality of our processes will adequately safeguard our proprietary processes and information. If our intellectual property is not adequately protected, this may have a material adverse impact on our financial condition, results of operations, cash flows and future prospects.

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

        If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products or processes, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license might not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market future products, which could have a material adverse effect on our business.

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

        Our coal mining production and delivery is subject to conditions and events beyond our control, which could result in higher operating expenses and/or decreased production and sales and adversely affect our operating results and cash flows.

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

        Our current business will be adversely affected if we are unable to develop or acquire additional coal reserves that are economically recoverable.

        In addition to our K-Fuel business, our ability to achieve operational profitability depends substantially on our ability to mine coal reserves possessing quality characteristics desired by our customers in a cost-effective manner. We have not yet applied for the permits required, or developed the mines necessary, to mine all of our reserves. Permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen. In addition, we may not be able to mine all of our reserves profitably in the future.

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

Risks Relating to Our Debt, Our Common Stock and Other Risks

        Our debt obligations may affect our business, operating results and financial condition.

        We have a significant amount of debt, especially given our limited cash flow from operations. In July 2007, we issued $95.0 million long-term debt due August 1, 2012. Debt service obligations from the notes could adversely affect us in a number of ways, including by:

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

        In addition, our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend on our future performance, our ability to successfully implement our business strategy and our ability to obtain other financing, which may be influenced by economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

        Our ability to pay principal and interest on outstanding indebtedness depends upon our receipt of dividends or other intercompany transfers from our subsidiaries, and claims of creditors of our subsidiaries that do not guarantee our indebtedness will have priority over claims you may have as for our guaranteed indebtedness with respect to the assets and earnings of those subsidiaries.

        We are a holding company and substantially all of our properties and assets are owned by, and all our operations are conducted through, our subsidiaries. As a result, we are dependent upon cash dividends and distributions or other transfers from our subsidiaries to meet our debt service obligations, including payment of the interest on and principal of our indebtedness when due, and other obligations. The ability of our subsidiaries to pay dividends and make other payments to us may be restricted by, among other things, applicable corporate, tax and other laws and regulations in the United States and abroad and agreements made by us and our subsidiaries, including under the terms of our existing and potentially future indebtedness. In addition, claims of creditors, including trade creditors, of our subsidiaries will generally have priority with respect to the assets and earnings of such subsidiaries over the claims of our creditors, except to the extent the claims of our creditors are guaranteed by these subsidiaries. In the event of our dissolution, bankruptcy, liquidation or reorganization, the holders of such indebtedness will not receive any amounts from our non-guarantor subsidiaries with respect to such indebtedness until after the payment in full of the claims of the creditors of those subsidiaries.

        We may not have the ability to repurchase the notes for cash upon the occurrence of a fundamental change as required by the indenture governing the notes.

        Holders of the notes will have the right to require us to repurchase the notes for cash upon the occurrence of a fundamental change. We may not have sufficient funds to repurchase the notes or have the ability to arrange necessary financing on acceptable terms. Our ability to repurchase the notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the notes when required would result in an event of default with respect to the notes and could result in the acceleration of the maturity of our then-existing indebtedness. This repurchase right may actually have the effect of making us a less attractive candidate for a fundamental change transaction.

        The value of the collateral may not be sufficient to repay the holders of the notes in an event of default.

        The notes are secured by a first-priority security interest in the equity interest in our wholly owned subsidiary, Evergreen Operations, LLC. We have granted a first-priority security interest for the benefit of the holders of the notes in our and our subsidiaries' existing and future bank, investment, brokerage or other accounts holding cash and cash equivalents, subject to certain limitations. We deposited

$18.0 million of the proceeds from the note offering in an escrow account in which we granted a first-priority security interest for the benefit of the holders of the notes. Our intellectual property rights relating to the K-Fuel refined coal process are held by our wholly owned subsidiary, KFx Technology, LLC, which is not a subsidiary of Evergreen Operations, and consequently, none of these intellectual property rights are included in the collateral securing the notes or are the property of an obligor on the notes. The value of the equity interests of Evergreen Operations, LLC at any time will depend on market and other economic conditions, including the availability of suitable buyers, and such collateral may be illiquid and may have no readily ascertainable market value. The value of such collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement or a change in our business strategy, competition and other future trends. In the event that a bankruptcy case is commenced by or against us, if the value of such collateral, together with the additional collateral in the form of cash and cash equivalents, if provided, is less than the amount of principal and accrued and unpaid interest on the notes and all other senior secured obligations, interest may cease to accrue on the notes from and after the date the bankruptcy petition is filed. We cannot assure holders of the notes that the proceeds from the sale or sales of all of such collateral would be sufficient to satisfy the amounts due on the notes in the event of a default. If such proceeds were not sufficient to repay amounts due on the notes, then holders of the notes (to the extent not repaid from the proceeds of the sale of the collateral) would only have an unsecured claim against our remaining assets.

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

        An investment in our common stock is risky, and stockholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock has been extremely volatile over the last twelve months; our stock price has declined approximately 80%. During 2007, the sale prices of our common stock on the NYSE Arca ranged from a low of $2.10 to a high of $10.60. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price of shares may prevent investors from being able to sell their shares of common stock at prices they view as attractive. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

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

        Our certificate of incorporation and by-laws include anti-takeover provisions that may enable our management to resist an unwelcome takeover attempt by a third party.

        Our organizational documents and Delaware law contain provisions that might discourage, delay or prevent a change in control of our company or a change in our management. Our board of directors may also choose to adopt further anti-takeover measures without stockholder approval. The existence and adoption of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Due to our rapid growth, it was necessary to relocate our headquarters to a new larger location. We leased 32,727 square feet of office space in Denver, Colorado for a ten year term and we moved into our new headquarters in April 2007. Our new headquarters will allow us to improve office efficiency per square foot and will also accommodate future employees. We believe this new space will be sufficient for our near-term goals and growth projections.

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

  Buckeye

        Buckeye Industrial Mining Co. has been mining bituminous coal from surface and underground mines in northeast Ohio since 1992. Buckeye currently operates three open-pit mines and one underground mine and has more than 400 lease agreements over five counties: Stark, Carroll, Columbiana, Jefferson, and Tuscarawas. Access to all these mine sites are via US, State, Township or County roads. A fraction or small portion of the aggregate coal properties are owned by Buckeye. Currently, 32 sites have been permitted, 2 sites have been permitted but not yet effective and 12 sites are in the permitting process. The permitted sites are either actively being mined, being reclaimed, or in the maintenance stage. Prospect drilling and evaluation on new leases is ongoing. As of December 31, 2007, Buckeye has approximately 20 million tons of recoverable reserves.

        In order to determine if potential sites are economically feasible, it is necessary to conduct drilling on the properties. If it has been determined that the properties are economically feasible, the permitting process is initiated which includes government permits. The permitting process takes several years before granted. Not until a property is permitted and bonded can any mining begin.

        All rock formations encountered in Buckeye's mining operations are Pennsylvanian age. The individual coal seams mined by Buckeye. All strata encompass the Allegheny Group of the

Pennsylvanian age with the exception of one which is in the Conemaugh Group. Contained within these strata are marketable shales, clays, and limestones. These are mined and marketed when possible but comprise a very small fraction of Buckeye's sales.

        Buckeye's wash plant was built in 1977 and repair and maintenance is performed as necessary. Various loaders and bulldozers are utilized at this facility to move coal. Surface mines utilize small dozers for ground preparation, scrapers for road maintenance, drainage control and mining of coal. This equipment is constantly being upgraded to meet mining requirements.

        Typically, the properties that are mined are leased from the surface land owner, the coal owner or both. It is common for a single open-pit mine to contain multiple leases and many leases are required for underground mines. These lease agreements require Buckeye to pay royalties, on a per ton basis, for coal mined. New leases are being obtained continually. Most often, lease agreements contain provisions that automatically renew lease terms during mining. In addition, leases are renewed when necessary through amendments.

        When mining on a property is completed, it must be reclaimed to government permit specifications. A five year, post-reclamation maintenance period is required by government regulation prior to final release of the performance security. Buckeye remains liable for any environmental issues until final release. A performance security instrument, typically a performance bond, is required to insure reclamation.

ITEM 3.    LEGAL PROCEEDINGS

        We are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Price Range of Common Stock

        Our common stock has been listed on the NYSE Arca exchange under the market symbol "EEE" since September 29, 2006. Prior to that date, our common stock was listed on the American Stock Exchange under the market symbol "KFX." The following table sets forth the range of high and low sales prices per share of common stock for the periods indicated.

Year	Period	High		Low
2007	Fourth Quarter Third Quarter Second Quarter First Quarter	$ $ $ $	5.15 6.04 7.83 10.60	$ $ $ $	2.10 3.50 5.62 5.45
2006	Fourth Quarter Third Quarter Second Quarter First Quarter	$ $ $ $	14.13 16.50 19.52 22.16	$ $ $ $	7.65 10.95 11.62 16.50
2005	Fourth Quarter Third Quarter Second Quarter First Quarter	$ $ $ $	17.50 18.48 14.90 18.00	$ $ $ $	12.41 13.98 10.32 12.24

        As of February 29, 2008, we had approximately 203 holders of record of our common stock. This does not include holdings in street or nominee names. On February 29, 2008 the closing price of our common stock was $2.22 per share.

Comparative Performance Graph

        The following Performance Graph and related information shall not deemed "soliciting material" or be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference.

        The Securities and Exchange Commission requires that we include in this Form 10-K a line-graph presentation comparing cumulative, five-year stockholder returns (assuming reinvestment of dividends) for our common stock with a broad-based market index and either a nationally recognized industry standard or an index of peer companies selected by us. The following graph assumes $100 invested on December 31, 2002 in our common stock, two Peer Groups of companies and the S&P 500. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007

        In 2007, we changed our Peer Group to better reflect energy companies more our size and complexity. Our new Peer Group is comprised of the following companies: ADA-ES Inc.; Fuel Tech; Headwaters, Inc.; James River Coal Corp.; Met-Pro Corp.; Rentech Inc.; Synthesis Energy System; and Westmoreland Coal Company. All companies in the new Peer Group are listed on U.S. stock exchanges or the NASDAQ system. Our Peer Group in 2006 was comprised of the following companies: ADA-ES Inc.; Alliance Resource Partners, LP; Arch Coal, Inc.; Consol Energy, Inc.; Foundation Coal Holdings, Inc.; Headwaters, Inc.; International Coal Corp.; James River Coal Corp.; Massey Energy Company; Natural Resource Partners LP; Penn Virginia Resource Partners LP; Rentech Inc.; Suncor Energy, Inc.; U.S. Energy Systems, Inc.; and Westmoreland Coal Company.

        We are excluded from the Peer Group for purposes of the comparative performance graph.

Dividend Policy

        We have never paid cash dividends and do not anticipate paying dividends in the foreseeable future. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion. We do not repurchase common stock.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2007, we did not have any sale of securities in transactions that were not registered under the Securities Act of 1933, as amended ('Securities Act") that have not been reported in a Form 8-K or Form 10-Q.

Issuer Purchasers of Equity Securities

        We did not repurchase any of our shares of common stock during the quarter ended December 31, 2007.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report. The selected consolidated results of operations and cash flow data for each of the three years in the period ended December 31, 2007 and the selected balance sheet data as of December 31, 2007 and 2006 are derived from, and qualified by reference to, our audited Consolidated Financial Statements, in Item 8 of this report. On March 19, 2008, we identified an error related to the classification of certain investments, principally auction rate securities, which were incorrectly classified as cash and cash equivalents rather than marketable securities. As a result, we determined that the consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 should be restated. See Note 18 to our consolidated financial statements. The selected consolidated results of operations and cash flow data related to 2004 and 2003 and selected consolidated balance sheet data related to 2004 and 2003, have been derived from audited financial statements not included in this report and have been revised from prior filings for our discontinued operations unless otherwise noted.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of operations data:
Operating revenues	$48,657	$36,710	$984	$28	$72
Operating expenses	252,878	94,918	26,144	11,375	9,590
Operating loss	(204,221)	(58,208)	(25,160)	(11,347)	(9,518)
Loss from continuing operations	(204,676)	(51,527)	(23,313)	(10,555)	(10,245)
Net gain (loss) from discontinued operations	—	—	—	—	1,962
Net loss	(204,676)	(51,527)	(23,313)	(10,555)	(8,283)
Basic and diluted loss from continuing operations	(2.49)	(0.66)	(0.35)	(0.18)	(0.22)
Basic and diluted net loss per share	$(2.49)	$(0.66)	$(0.35)	$(0.18)	$(0.18)
Weighted average shares of common stock outstanding	82,232	77,783	66,399	57,928	46,569
Balance sheet data:
Cash, cash equivalents and marketable securities(1)	$51,458	$84,276	$28,793	$79,381	$23,701
Property, plant and equipment, mineral rights net, including plant construction in progress	57,210	151,727	76,291	23,521	6,649
Total assets	175,811	252,319	114,172	112,304	35,005
Long-term liabilities, including current portion(2)	103,756	646	535	213	170
Stockholders' equity	46,699	224,984	93,641	94,260	31,098
Working capital(3)	$45,580	$79,156	$19,910	$73,603	$21,204
Cash flow data:
Cash (used in) provided by operating activities	$(51,581)	$(30,435)	$(12,071)	$2,042	$(8,220)
Cash used in continuing investing activities(4)	(50,236)	(110,866)	(73,858)	(16,285)	(5,669)
Cash provided by continuing financing activities	$96,057	$169,100	$11,467	$69,923	$32,061

(1)
Cash, cash equivalents and marketable securities represents our cash and cash equivalents as reflected in our consolidated balance sheets and increased by our marketable securities outstanding as of the same balance sheet date.

(2)
The current portion of long-term debt as of December 31, 2007, 2006, 2005, 2004 and 2003 was $192,000, $161,000, $160,000, $180,000 and $170,000, respectively.

(3)
Working capital represents the difference between our current assets and our current liabilities.

(4)
As restated for the periods ended December 31, 2006 and 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are qualified by reference to, our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Selected Financial Data included in Item 6 of this report. On March 19, 2008, we identified an error related to the classification of certain investments, principally auction rate securities, which were incorrectly classified as cash and cash equivalents rather than marketable securities. The following management's discussion and analysis gives affect to the restatement discussed in Note 18 to our Consolidated Financial Statements. Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform of 1995. Refer to the "Cautionary Statement About Forward Looking Statements" preceding Item 1 of this report. Also, for a discussion of certain risk factors applicable to our business and operations see "Risk Factors" in Item 1A of this report.

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

        We, along with, our engineering consultants, Bechtel Power Corporation, have completed the modifications and improvements of the design and efficiency of the equipment used in the K-Fuel process. Bechtel and Evergreen's operations team at Fort Union completed successful testing of new operational systems that will support construction of future K-Fuel or K-Direct facilities, including a enhanced standard processing tower design. This work signals that we and Bechtel have resolved the most substantive technical challenges to scaling and commercializing our production process. In February 2007, we expanded our contractual relationship with Bechtel to assist with future designs of additional K-Fuel facilities we may build or license, including any K-Fuel plants located at coal-fired power generating plants, which we refer to as K-Direct plants. On September 19, 2007, we amended and restated our umbrella agreement with Bechtel Power Corporation. Through this new program management agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. This restated agreement increases the scope of engineering, procurement and construction services which may be performed by Bechtel. We intend to use Bechtel's services to oversee both technical development and implementation of all new facilities and existing plants, including both K-Fuel and K-Direct plants.

        The Fort Union plant which was our first plant to implement the current K-Fuel process, has accomplished virtually all of the goals and objectives we set forth for this site. Most notably, as a result of operations at the Fort Union plant, we have:

  •
  proven that the K-Fuel process works by increasing Btus and reducing mercury, sulfur dioxide, nitrogen oxide and carbon dioxide emissions;

  •
  successfully completed the redesign and testing of new operational systems;

  •
  upgraded sufficient amounts of low-rank coal for utility and industrial customers who completed a number of test burns of K-Fuel refined coal with favorable results;

  •
  tested and improved product handling processes and requirements and improved transportation issues.

        For the reasons discussed below, we have chosen to suspend operations at our Fort Union plant and mine site. This will enable us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process. Bechtel has completed the enhanced standard processing tower design based upon the results of testing completed by us at the Fort Union plant. Additionally, suspending production at this site will further enable us to reduce our cash utilization. If the need arises, we are positioned to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel product for test burns at utilities or other industrial sites. We are also evaluating redeploying some of the equipment to a future K-Fuel facility site. We recorded an asset impairment charge of $109.5 million related to the Fort Union plant and mine site as of December 31, 2007.

        The condensed consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries, including the nine months ended December 31, 2006 for Buckeye Industrial Mining Co. (acquisition date of April 3, 2006). We consolidate all of our majority-owned subsidiaries and reflect as minority interest the portion of these entities that we do not own and reflected in other long-term liabilities. Intercompany transactions and balances have been eliminated.

        During the quarter ended September 30, 2007, we re-evaluated our segments and have expanded our segment presentation to four segments to better reflect how our results of operations are now evaluated and allocations of capital resources are determined. The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming. The Mining segment primarily represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility. The C-lock segment reflects the operations related to our worldwide sub-license of a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology. Our operations are principally conducted in the United States. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Significant Trends

        For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant. As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we have begun to generate revenue and incurred more substantial mining costs. In the future, we plan to build, own and operate K-Fuel and K-Direct refineries domestically and internationally, both wholly owned and through joint ventures. Through C-Lock Technology we plan to generate revenues from our first-of- its-kind web-based system along with our patent-pending technology that accurately measures greenhouse gases and certifies these environmental improvements as carbon credits. As our operations expand, we expect our revenue and cost structure will also increase. The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

Revenue Trends

        In the future we expect to generate revenue from the following sources:

  •
  coal sales from our Buckeye operations;

  •
  revenues from production facilities including K-Fuel and K-Direct plants domestically and internationally;

  •
  revenues from the measurement of carbon credits using our web-based patent-pending technology;

  •
  licensing of our technology, including license fees for constructing a plant and royalty fees for operating a plant; and

        We have granted certain rights and limited licenses for the use of certain K-Fuel technology, which may limit our revenue from production of K-Fuel refined coal to the extent that the rights are exercised. See Note 5 and 13 to our Consolidated Financial Statements for further details.

Expense Trends

  Fort Union

        We have chosen to suspend operations at our Fort Union plant and mine site. This will enable us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process. Bechtel has completed the enhanced standard processing tower design based upon the results of testing completed by us at the Fort Union plant. Additionally, suspending production at this site will further enable us to reduce our cash expenditures. If the need arises, we are positioned to resume operations at Fort Union plant to demonstrate the technology or to provide K-Fuel product for test burns at utilities or other industrial sites. We are also evaluating redeploying some of the equipment to a future K-Fuel facility site. We will incur costs including labor, consulting and other costs to safely suspend operations at the plant.

  Future K-Fuel and K-Direct facilities

        As we build future K-Fuel and K-Direct facilities and these facilities begin continuous operation, we will incur additional operational expenses, the most significant being:

  •
  coal transportation costs;

  •
  raw material costs;

  •
  outsourced engineering and technical support;

  •
  plant maintenance costs;

  •
  plant personnel labor costs;

  •
  fluid processing costs;

  •
  by-product and water disposal costs; and

  •
  royalty costs, relating to fees we owe to parties who own certain rights that support our patents and proprietary technology, primarily the Koppelman estate.

        See further discussion of the royalty owed to the estate of Edward Koppelman in Note 6—Deferred Royalty Costs in Item 8 of this report.

  Coal mining operating expenses

        With the acquisition of Buckeye we have incurred mine operating expenses including all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility. As the price of coal increases, we anticipate increasing our production at both our surface mines and underground mines. We expect that the revenue generated from increased production will exceed the incremental mining costs.

  General and administrative expenses

        As we identify business development opportunities, build new plants, and generally expand our business including hiring additional personnel at our corporate, future plants and C-Lock locations and outsourced professional services, we will incur additional expenses, the most significant of which are:

  •
  payroll and related burdens;

  •
  non-cash, share-based compensation;

  •
  business development costs for potential future K-Fuel and K-Direct plants;

  •
  rent and utilities; and

  •
  professional support fees.

        We anticipate that accounting for non-cash, share-based compensation will add approximately $6.0 million to $9.0 million per year in the foreseeable future to our expenses. In the event we should achieve certain performance goals, we would significantly accelerate recognition of these costs. Costs such as payroll and related burdens, professional support fees and utilities are variable costs that increase with size and adding locations. As we build new plants and expand our vertical integration strategy, we expect these costs to increase in future periods.

Results Of Operations

Comparison of Years Ended December 31, 2007 and 2006

  Revenue

        Revenues for the year ended December 31, 2007 were $48.7 million compared to $36.7 million for the same period ended December 31, 2006. The increase in revenue primarily relates to our April 2006 acquisition of Buckeye. During the year ended December 31, 2006, we owned Buckeye for only nine months. During the year ended December 31, 2007, we owned Buckeye for the entire twelve-month period.

        Revenues in our Mining segment for the year ended December 31, 2007 were $47.3 million and $35.9 million for the same period ended December 31, 2006 respectively, as follows:

  •
  Coal revenue includes mined raw and prepared coal sales within our Buckeye operations. Buckeye coal sales, including transportation costs charged to customers, for the year ended December 31, 2007 were $39.4 million or $54.13 sales realization per ton sold and $30.4 million or $56.32 sales realization per ton sold for the period ended December 31, 2006. The decrease in the sales realization per ton sold for the year ended December 31, 2007 was due to a mix of types of coals sold during 2007 and downward pressure on coal pricing, particularly during the first quarter of 2007 due depressed international coal prices. During periods of depressed coal pricing, we strategically adjust the mix of coal we produce to focus less on our premium coals. As prices have improved in 2008, we began increasing production of our premium coals and anticipate that our sales realization per ton will increase in 2008, as compared to 2007.

  •
  Brokered coal sales net include the revenues reduced by costs associated with the purchase of coal from other coal producers, which we ship directly to customers. We recognized $514,000 of net revenue for the year ended December 31, 2007 compared to $695,000 of net revenue for the year ended December 31, 2006. We enter into brokered coals sales as opportunities arise or as needed to meet certain customers requests, and as a result, revenues in this area fluctuate.

  •
  Ash disposal revenues primarily include revenues generated from the disposal of coal combustion bi-products at our ash pit in Ohio. Ash disposal revenues were $7.4 million and $4.7 million for years ended December 31, 2007 and 2006, respectively.

        K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties. Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties. The remaining revenue related to the raw or prepared coal is reflected in Mining revenues. K-Fuel refined coal and blended K-Fuel refined coal sales were $1.1 million and $420,000 for the years ended December 31, 2007 and 2006, respectively and are included in our Plant segment. K-Fuel refined coal sales were less than expected primarily due to less production at our Fort Union plant for both periods.

  Coal Mining Operating Expenses

        Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

  Coal mining operating expenses

        Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs. Coal mining operating expenses were $38.3 million and $28.9 million for the years ended December 31, 2007 and 2006, respectively. The increase can be attributed to the acquisition of Buckeye in April 2006, resulting in recording nine months of Buckeye's operation for the year ended December 31, 2006 compared to recording twelve months of Buckeye's operations for the year ended December 31, 2007.

  Ash disposal

        Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility. Ash disposal expenses were $4.8 million and $3.4 million for the periods ended December 31, 2007 and 2006, respectively.

  General and Administrative

        The following table summarizes our general and administrative costs for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(in thousands)
Employee non-cash, share-based compensation	$19,015	$9,803
Employee-related costs	11,721	8,045
Non-cash, Arch warrants	—	1,692
Professional fees	4,152	4,113
Office and travel costs	3,498	2,555
Insurance and other	4,645	2,634

Total general and administrative	$43,031	$28,842

        Employee non-cash, share-based compensation expenses were $19.0 million and $9.8 million for the years ended December 31, 2007 and 2006, respectively, substantially all of which related to our Technology segment. The increase for the year ended December 31, 2007 compared to the same period ended in 2006 was primarily due to a one-time $9.8 million charge as a result of the termination of one of our executive officers and the acceleration of his restricted stock grant pursuant to his employment agreement and a one-time $661,000 charge related to the departure of another executive officer and the acceleration of vesting of his restricted stock grant.

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

        Employee-related costs primarily include salaries and wages, temporary employees, bonuses, benefits, employer payroll taxes and education and training. The following table summarizes our employee-related costs related to each of our segments for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(in thousands)
Technology	$4,617	$4,459
Plant	3,975	2,113
Mining	2,593	1,473
C-Lock	536	—

Total Employee-related	$11,721	$8,045

        The increases for the year ended December 31, 2007 in comparison to the comparable period in 2006 were primarily due to a company-wide increase in health insurance costs and adding personnel, including plant and engineering personnel. In addition, through the acquisition of Buckeye, we incurred twelve months of expense in 2007 compared to nine months of expense in 2006. The small increase in the technology segment and the substantial increase in the plant segment were due to more corporate resources being used at our Fort Union plant during 2007 and the associated allocation of those expenses.

        Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs. The following table summarizes our professional fees related to each of our segments for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(in thousands)
Technology	$2,929	$3,469
Plant	478	433
Mining	335	211
C-Lock	410	—

Total Professional fees	$4,152	$4,113

        Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities. The following table summarizes our office and travel costs related to each of our segments for years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(in thousands)
Technology	$2,061	$1,767
Plant	867	583
Mining	234	205
C-Lock	336	—

Total Office and travel	$3,498	$2,555

        The anticipation of hiring additional employees at our corporate office led to our office expansion and relocation in May 2007, and the related increases in rent, utilities and relocation costs for the year ended December 31, 2007 compared to the same period ended 2006. Our travel for the year ended December 31, 2007 increased due an increase in the number of trips to our Fort Union plant as well as increased business development efforts. In addition, during the same period we incurred non-recurring charges relating to a loss on the sub-lease of our former corporate office space and moving costs.

        Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses. The following table summarizes our insurance and other costs related to each of our segments for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(in thousands)
Technology	$2,776	$2,052
Plant	511	74
Mining	765	508
C-Lock	593	—

Total Insurance and other	$4,645	$2,634

        The increase for the year ended December 31, 2007 compared to the same period ended 2006 can be attributed to the following:

  •
  A licensing fee paid to the owner of the proprietary technology for the measurement of carbon emissions related to the formation of our subsidiary, C-Lock Technology, Inc, which is reflected in the C-Lock segment;

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

  Plant start-up costs

        Plant start-up costs include purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs, which are reflected in our Plant segment. Plant start-up costs remain higher than anticipated due to general start-up issues with this first-of-a-kind plant and technical and operation improvements being implemented. Plant start-up costs were $34.7 million and $26.3 million for the years ended December 31, 2007 and 2006, respectively. During the majority of the year ended December 31, 2006, we were in the construction and commissioning phases and most of the costs incurred during these phases were capitalized. During the year ended December 31, 2007, we were in the start-up phase and a higher percentage of costs associated with the operations of our Fort Union plant were expensed as incurred. In addition, non-capitalized costs increased as a result of engineering and technical work performed to improve and reconfigure our Fort Union plant.

  Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization are comprised of (1) depreciation on our Fort Union plant using the units-of-production method, based on actual tons processed and depreciation on other fixed assets using the straight-line method; (2) depletion, based on actual tons mined at our mine sites in Ohio and Wyoming; and (3) amortization related to our patents. Depreciation, depletion and amortization expenses were $8.4 million for the year ended December 31, 2007 compared to $5.5 million during the same period ended 2006. The increases are primarily attributable to the acquisition of Buckeye and the related depreciation and depletion on our mine sites and property and equipment for the year ended December 31, 2007.

  Research and Development

        Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional engineering fees related to off-site testing of our K-Fuel refined coal. Research and development costs were $876,000 and $1.4 million for the years ended 2007 and 2006, respectively. The decrease is primarily a result of our Fort Union plant entering the start-up phase of operation, which resulted in costs that were previously classified as research and development now being classified as plant start-up costs.

  Cost of License and Consulting Revenue

        Cost of license and consulting revenue includes costs to transfer our technology related to licensing and royalty agreements, including amortization of deferred royalty costs, salaries and wages of certain personnel and professional fees. Cost of licensing and consulting revenue was $77,000 and $134,000 for the years ended December 31, 2007 and 2006, respectively. The decreases in these costs were in direct correlation to the revenue recognized on the licensing agreement we entered into in 2004.

  Asset Impairment Charges and Bad Debt

        Asset impairment and bad debt charges were $122.7 million and $335,000 for the years ended December 31, 2007 and 2006, respectively. Impairment charges for the year ended December 31, 2007 are as follows:

  •
  We suspended operations at our Fort Union plant and mine site to allow us focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process. We incurred impairment charges in our plant segment totalling $109.5 million.

  •
  Pursuant to the guidance of Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS 144, we are required to evaluate the fair value of our boiler, which is classified as held for sale. As result, of this fair value calculation we impaired the carrying value of our boiler by $7.8 million in our technology segment;

  •
  We impaired $3.6 million of capitalized costs related to projects that we abandoned and/or replaced with more cost effective projects in our plant segment; and

  •
  we impaired capital costs of 2.1 million related to a previously announced future potential project with a major utility because it was determined not to be economically feasible in our technology segment.

  Other Income Expense

  Interest income

        Interest income was $4.3 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively. The decrease for the year ended December 31, 2007 is attributed to interest earned on our cash balance, which was significantly lower compared to the same period in 2006.

  Interest expense

        Interest expense for the year ended December 31, 2007 and December 31, 2006 was $3.4 million and $6,000, respectively. The interest expense relates to our long-term debt due 2012, which we completed in July 2007. We pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008. For additional information, see Note 9—Long-term Debt included in Item 8 of this report.

  Other income (expense)

        During the year ended December 31, 2007, other expense was $1.3 million as compared to $1.1 million of other income for the same period ended 2006. Pursuant to FAS 133, we estimated the fair value of the embedded derivatives as of July 30, 2007 when the notes were issued, and record those values as either assets or liabilities. In addition, we are required to evaluate the fair value of the embedded derivatives at the end of each subsequent reporting period. We recognized a decrease in the fair value of the derivatives of $1.7 million. This fair value adjustment is a non-cash item and each quarter's estimation exercise is impacted, in part, by our stock price. For additional information, see Note 9—Long-term Debt included in Item 8 of this report.

        On November 26, 2003, we completed an equity exchange transaction with Rio Tinto Energy America Services Company ("RTEA"), formerly Kennecott Energy Company. As a part of the exchange transaction, an intercompany working capital loan from Evergreen Energy to Pegasus Technologies Inc. with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction. On May 16, 2006, RTEA entered into a transaction involving its investment in Pegasus. Pursuant to the terms of the agreement entered into between us and RTEA dated November 7, 2003, which triggered the earn-out provision, we received a payment of $1.1 million during the year ended December 31, 2006 from Pegasus as a payment in full satisfaction of the $9.4 million contingent obligation. This transaction had no effect on our note receivable from Pegasus with an outstanding balance of $87,000, net of an allowance of $1.2 million, which is included in our condensed consolidated balance sheet. We have been and expect to continue to, receive payments on this note.

Comparison of Years Ended December 31, 2006 and 2005

  Revenue

        Revenues for the year ended December 31, 2006 were $36.7 million compared to $984,000 for the same period ended December 31, 2005. The increase in revenue for the period ended December 31, 2006 is substantially related to our April 2006 acquisition of Buckeye. Our Mining segment accounted for $35.8 million in revenue for the period ended December 31, 2006.

        We recognized revenue of $768,000 from the $7.5 million up-front licensing fee received in December 2004 from Cook Inlet Coal LLC in our Technology segment for the year ended December 31, 2005. To date we have completed all of our contractual deliverables for the licensing fee and are waiting for Cook Inlet Coal to provide specific site information before the next phase of revenue recognition can commence.

  Coal Mining Operating Expenses

        Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment. Coal mining operating expenses were $32.3 million and $0 for the periods ended December 31, 2006 and 2005, respectively. The increase in coal mining operating expenses for the period ended December 31, 2006 is related to our April 2006 acquisition of Buckeye.

  General and Administrative

        The following table summarizes our general and administrative costs for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(in thousands)
Employee non-cash, share-based compensation	$9,803	$2,239
Employee-related costs	8,045	6,318
Non-cash, Arch warrants	1,692	5,803
Professional fees	4,113	3,418
Office and travel costs	2,555	1,445
Insurance and other	2,634	1,365

Total general and administrative	$28,842	$20,588

        Employee non-cash, share-based compensation expenses were $9.8 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively, substantially all of which related to our Technology segment. The increase in non-cash, share-based compensation was in direct correlation with the adoption of SFAS 123(R) as of January 1, 2006. See Note 11—Stock Options, Stock Grants and Employee Benefit Plans for further discussion in Item 8 of this report. Non-cash, share based compensation in 2006 primarily related to restricted stock and option grants to our executive officers.

        During 2005, we entered into two agreements with Arch Coal, Inc. which allowed us to evaluate the potential of constructing and operating a plant at their Coal Creek mine site and required us to issue warrants. In 2005, we incurred $5.8 million of non-cash expense related to the issuance of these warrants to Arch Coal, Inc. In 2006, we extended these agreements to allow additional time for the evaluation of the project. In connection with the extension, the expiration date of the warrants was also extended and, pursuant to SFAS 123R, we were required to recognize an additional $1.7 million of non-cash expense for the year ended December 31, 2006. Based on discussions with Arch Coal, it was mutually agreed not to further extend these agreements. The first agreement expired on September 30, 2006 and the warrant agreement expired on October 31, 2006.

        The following table summarizes our employee-related costs related to each of our segments for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(in thousands)
Technology	$4,459	$5,716
Plant	2,113	602
Mining	1,473	—
C-Lock	—	—

Total Employee-related	$8,045	$6,318

        Employee-related costs were $7.6 million and $6.3 million for the years ended December 31, 2006 and 2005, respectively. The increases for the year ended December 31, 2006 were primarily related to an increase in the number of employees, which increased salaries and related burdens. During 2006, we added personnel in many areas, including engineering and business development. In addition, the number of employees increased as a result of the Buckeye acquisition.

        The following table summarizes our professional fees related to each of our segments for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(in thousands)
Technology	$3,469	$3,098
Plant	433	320
Mining	211	—
C-Lock	—	—

Total Professional fees	$4,113	$3,418

        The increases can be attributed to a general overall increase in legal and accounting fees when compared to the same period ended 2005.

        The following table summarizes our office and travel costs related to each of our segments for years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(in thousands)
Technology	$1,767	$1,011
Plant	583	434
Mining	205	—
C-Lock	—	—

Total Office and travel	$2,555	$1,445

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

        The following table summarizes our insurance and other costs related to each of our segments for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(in thousands)
Technology	$2,052	$1,029
Plant	74	336
Mining	508	—
C-Lock	—	—

Total Insurance and other	$2,634	$1,365

        The increase can be attributed primarily to an overall increase in property and commercial liability premiums for our corporate and our Buckeye operations.

  Plant start-up costs

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

  Research and Development

        Research and development costs were $1.4 million and $1.6 million for the years ended 2006 and 2005, respectively.

  Cost of License and Consulting Revenue

        Cost of licensing and consulting revenue was $134,000 and $401,000 for the years ended December 31, 2006 and 2005, respectively. The decreases in these costs were in direct correlation to the revenue recognized in 2005 on the licensing agreement we entered into in 2004.

  Asset Impairment Charges and bad debt

        Asset impairment and bad debt charges were $335,000 and $1.3 million for the years ended December 31, 2006 and 2005, respectively. In 2006, we wrote off $295,000 of certain site specific costs, which we were evaluating for a future K-Fuel facility.

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

  Interest Income

        Interest income was $5.6 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively. The increase is attributed to interest earned on our cash balance, which was significantly higher compared to the same period in 2005, primarily as a result of our public stock offering in February of 2006.

  Other income, net

        Other income was $1.1 million for the year ended December 31, 2006.

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

2008 Liquidity and Capital Resources Discussion

        Our cash will primarily be used to fund corporate operations and for capital expenditures for future K-Fuel and/or K-Direct facilities and corporate purposes. Our capital expenditures for 2008 are expected to be less than $10 million which includes Buckeye mining and development costs, and costs associated with K-Fuel and K-Direct facilities. We expect that our capital expenditures budget for 2008 may increase as we proceed with the potential construction of future K-Fuel plants and obtain additional funding for these projects. In July 2007, the fabricator of the boiler island completed certain fabrication and engineering work which provided an appropriate point to temporarily suspend construction. We have classified this boiler as held for sale in the amount of $18.6 million. We agreed with the fabricator to suspend further construction on the boiler. Effective January 31, 2008, we and the fabricator of the boiler island agreed to terminate the contract and as a result, all future financial obligations were also terminated. We have been in discussions with several potential buyers for the sale of this boiler and anticipate the consummation of this sale in the future.

        We believe because of the decision to suspend operations and construction at our Fort Union plant and mine sites, along with the anticipated cash flows from our Buckeye operations, that our current cash level is sufficient to support our corporate operations, including starting preliminary site investigation, design, permitting and similar long-lead-time activities related to K-Fuel plants and/or

K-Direct plants located at coal-fired power generating and industrial facilities for at least the next twelve months. However, as we identify strategic opportunities to accelerate projects of large-scale commercial K-Fuel facilities and/or K-Direct facilities, or other agreements such as joint ventures, we will need to obtain additional funding. We plan to seek additional capital from time to time as needed principally through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt offerings; and (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

        On July 30, 2007, we completed the sale of $95.0 million of long-term debt due 2012 that was resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are senior, secured obligations guaranteed by our wholly owned subsidiary, Evergreen Operations, LLC, and its subsidiaries, and secured by a first-priority security interest in (1) all of our equity interests in Evergreen Operations, LLC, (2) an escrow account established in connection with the offering, and (3) our and each of our subsidiaries' bank, investment, brokerage or similar accounts holding cash and cash equivalents, subject to certain exceptions. We will pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008. The notes mature on August 1, 2012. We incurred costs of $6.0 million in connection with the sale of the notes. Pursuant to the offering, we deposited $18.0 million of the net proceeds in the escrow account referred to above. We plan on using the remaining proceeds for Buckeye capital expenditures, for general corporate purposes and future construction of K-Fuel or K-Direct facilities.

        If (1) the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least the conversion price, or the reduced interest rate threshold, and (2) if the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for at least 30 days following the reduced interest rate threshold, unless registration is no longer required, then the initial interest rate will be permanently decreased to 5.00%. In addition, if (1) the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least 130% of the then applicable conversion price, or the collateral release threshold, and (2) if the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for at least 30 days following the collateral release threshold, unless registration is no longer required, then the security will be released, including the $18.0 million held in escrow, and the notes will become automatically subordinated. At such time as the security is released, we may redeem the notes at a redemption price payable in cash equal to 100% of the principal amount, plus any accrued and unpaid interest and an additional "coupon make-whole payment." The "coupon make-whole" amount per $1,000 principal amount of notes will be equal to the present value of all remaining scheduled payments of interest on each note to be redeemed through the maturity date. On October 29, 2007, we and the subsidiary guarantors filed a post-effective amendment and prospectus supplement to our shelf registration statement with the Securities and Exchange Commission covering the resale of the notes, guarantees and the shares of common stock issuable upon conversion of the notes. The registration statement, post-effective amendment and prospectus supplement were automatically effective upon filing with the Securities and Exchange Commission.

        In February 2006, we sold approximately 8.1 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering, resulting in net proceeds of approximately $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used part of the proceeds from this offering to fund the acquisition of Buckeye and the construction of our Fort Union plant. We plan on using the remaining funds for new K-Fuel and K-Direct facility construction costs and general corporate purposes.

Payment Obligations

        The following table summarizes our future commitments as of December 31, 2007:

	Payments due by period
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Operating leases	$1,731	$1,748	$1,444	$1,186	$1,175	$28,185	$35,469
Capital lease and other obligations	111	—	—	—	—	—	111
Consulting and service commitments	776	500	500	500	500	10,000	12,776
Long-term debt	7,600	7,600	7,600	7,600	102,606	—	133,006

Total commitments	$10,218	$9,848	$9,544	$9,286	$104,281	$38,185	$181,362

        This table does not include accounts payable, accrued expenses, or asset retirement obligations, which are reported in our December 31, 2007 Consolidated Balance Sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

        We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $784,000, $415,000 and $242,000, respectively. Additionally, included in operating leases is the rent obligation associated with our former headquarters totaling $942,000 a portion of which we have sub-leased but are not released from the obligation. Furthermore, included in operating leases is a dock lease on the Ohio River, which we have the right to cancel upon six months written notice. If this lease were cancelled as of December 31, 2007, we would be obligated to pay $250,000 rather than the entire obligation of $24.5 million reflected in the above table.

        Consulting and service commitments include an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and to eliminate other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. Additionally, consulting and service commitments includes our amended and restated our umbrella agreement with Bechtel. Through this new program management agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. Failure to meet this commitment by 2014 could cost us up to the $10 million in termination fees, which is included in the above table.

        Long-term debt includes our principal amount due 2012 and the 8% interest payments.

Historical View

  Cash Used in Operating Activities

        Cash used in operating activities was $51.6 million, $30.4 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of the cash used in operating activities for the year ended December 31, 2007 relates to cash utilized in our on-going operations, as adjusted for non-cash items and changes in operating assets and liabilities. The most significant adjustment for the year ended December 31, 2007 was a $122.7 million impairment charges. Other significant adjustments to net loss to arrive at cash used in operating activities for the years ended December 31, 2007 and 2006 were: non-cash compensation expense of $19.6 million and $11.5 million in 2007 and 2006, respectively and depreciation, depletion and amortization of $8.4 million and $5.5 million, respectively, primarily from the acquisition of Buckeye. The most significant adjustments to net loss for the year ended December 31, 2005 were non-cash expense related to the issuance of warrants and options to employees, directors and consultants of $11.0 million and a $1.3 million non-cash charge to establish an allowance for a note receivable.

  Cash Used in Investing Activities

        Cash used in investing activities was $50.2 million and $110.9 million for the years ended December 31, 2007 and 2006, respectively. The majority of the uses of cash relate to the following:

  •
  We paid $36.9 million to consummate the Buckeye acquisition in 2006.

  •
  We purchased $74.6 million and $113.3 million of marketable securities and received $101.7 million and $85.6 million in proceeds from the maturity of marketable securities for the years ended December 31, 2007 and 2006, respectively.

  •
  We spent $49.4 million and $41.5 million primarily on our Fort Union plant and future plant sites for the years ended December 31, 2007 and 2006, respectively.

  •
  We had capital expenditures related to other purchases of property and equipment of $4.1 million and $5.2 million for the years ended December 31, 2007 and 2006, respectively, and $1.0 million for purchases of mineral rights and mine development for the year ended December 31, 2006.

  •
  In 2007, we were required to restrict cash and marketable securities to serve as collateral of $24.7 million, related to our $95 million long-term debt due 2012 and to collateralize other contractual obligations and our asset retirement obligations.

        Cash used in investing activities was $73.9 million for the year ended December 31, 2005. The majority of the uses of cash related to the following;

  •
  We spent $47.1 million on our Fort Union plant.

  •
  We purchased $54.7 million of marketable securities and received $30.8 million in proceeds from the maturity of marketable securities.

  •
  We had capital expenditures related to other purchases of property and equipment of $851,000.

  •
  We were required to restrict $1.8 million of cash and marketable securities to collateralize other contractual obligations and our asset retirement obligation.

  Cash Provided by Financing Activities

        Cash provided by financing activities for the year ended December 31, 2007 was $96.1 million compared to $169.1 million for the same period ended 2006. The majority of the cash provided and used by financing activities relate to the following:

  •
  We received $95.0 million from the issuance of long-term debt and paid $5.8 million in debt issuance costs during the year ended December 31, 2007.

  •
  We received $144.6 million of cash from our public offering in February 2006.

  •
  We received $4.9 million and $24.6 million in proceeds from the exercises of stock options and warrants during the years ended December 31, 2007 and 2006, respectively

        Cash provided by financing activities for the year ended December 31, 2005 was $11.5 million. We received cash related to the exercise of options and warrants of $11.7 million.

Critical Accounting Policies and Estimates

        We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see the notes to our Consolidated Financial Statements in Item 8 of this Annual Report. These policies and estimates are considered "critical" because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our financial statements in this Annual Report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies.

        Revenue recognition.    We recognize revenue when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured. Any up-front fees received are deferred and recognized over the provision of specific deliverables as defined in the agreements. As our history related to customer relationships is limited, we may be required to change the estimated period over which we recognize our revenue as more information becomes available. Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are "critical accounting estimates" because: (1) they require management to make assumptions about how long we will retain customers, for which we have limited history; (2) the assessment of whether bundled elements are separable can be subjective; and (3) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material.

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

        Useful lives of our long-lived assets.    Selecting the useful lives of long-lived assets to be depreciated, depleted or amortized requires a significant amount of judgment. We placed our Fort Union plant into service in the third quarter of 2006. As this is the first-of-its-kind plant, assumptions were made in order to estimate the total expected production for the life of the plant. These assumptions were primarily based upon research and inquiry of our engineers.

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

        Accounting for stock grants, options and warrants.    We issue stock grants, options and warrants to employees, board of directors and consultants in connection with our various business activities. In accounting for these awards we are required to make estimates of the fair value of the related instruments, the periods benefited and forfeiture rates. These estimates may affect such financial statement categories as stockholders' equity and general and administrative expense. If these estimates are incorrect, we may be required to incur additional expense in the future.

        Accounting for derivative financial instruments.    Derivatives may be embedded in financial instruments (the "host instrument"). Embedded derivatives are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host instrument, the terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations. We are required to make estimates and assumptions including, but not limited to, estimating the future market price of our common stock and probability of a change in control. If these assumptions and estimates are incorrect, we may be required to incur additional expense in the future. If our expected volatility of our common stock decreased by 10%, the impact would have been an increase in other expenses of $420,000. If our expected volatility of our common stock increased by 10%, the impact would have been an increase in other income of $330,000.

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

        Marketable securities    We classify our marketable securities as available for sale. As of December 31, 2007 and 2006, we had available-for-sale investments in auction rate securities ("ARS") with a carrying value of $29.5 million and $41.8 million as of December 31, 2006. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program ("FFELP"), and all had credit ratings of AAA or Aaa when purchased. The interest rates on these ARS are reset every 7 to 35 days by an auction process.

        Historically, these types of ARS investments have been highly liquid. As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March 2008, auctions for a certain ARS investment held by us failed. The recent uncertainties in the credit markets have prevented us and other investors from liquidating the holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.

        The carrying value of our investments in ARS as of December 31, 2007 represents our best estimate of the fair value of these investments based on currently available information. The estimated fair value calculated at December 31, 2007 was determined to be the carrying value as of December 31, 2007. The estimation process included consideration of such factors as issuer and insurer credit rating, comparable market data, if available, credit enhancement structures, projected yields, discount rates and terminal periods. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, we may be able to recover an amount greater than the carrying value of the ARS as of December 31, 2007, which would result in a gain. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of its investment in ARS through impairment charges.

Recent Accounting Pronouncements

        On July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," ("FIN 48") which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our consolidated financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have an impact on our financial position or results of operations.

        In September 2006, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 108, or SAB No. 108, "Financial Statement Misstatements." SAB No. 108 expresses the SEC staff's view regarding the process of quantifying financial statement misstatements. The Interpretations in SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on our financial position or results our operations.

        In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurement". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

        In May 2005, the Financial Accounting Standards Board, as part of an effort to conform to international accounting standards, issued SFAS No. 154, "Accounting Changes and Error Corrections," which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. Since adoption, SFAS No. 154 has not had a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In addition to risks inherent in operations, we are exposed to the following market risks in our business:

        Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. We expect to consume 1.7 million to 1.9 million gallons of fuel per year. On a per gallon basis, based on this usage, a change in fuel prices of one cent per gallon would result in an increase in our operating costs of approximately $17,000 per year. Alternatively, a one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs by approximately $680,000.

        Ignoring embedded derivatives, we own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from such interest bearing securities. Currently, we have no significant foreign operations. We were required to establish an irrevocable standby letter of credit in Euros, which will be adjusted to account for the change in foreign currency rates. As these adjustments are made we will either increase or decrease our restricted cash balance. At this time we are still evaluating our exposure to these foreign currency rate adjustments. However, to the extent that we establish significant foreign operations in the future, we may attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. We hold no equity market securities, which are subject to equity market risk relative to our own equity securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and begin on page F-1. The supplementary financial information required by this item is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Background

        As part of management's ongoing review of our accounting policies and internal control over financial reporting, on March 19, 2008, management identified a material weakness in the operation of our internal controls over financial reporting as they existed at December 31, 2006 and 2005, related to accounting errors that resulted in a misclassification of marketable securities held at December 31, 2006 and 2005 as cash and cash equivalents. This weakness led to the Board's decision on March 19, 2008 regarding the restatement in this Annual Report on Form 10-K of our results for the year ended December 31, 2006 and 2005. A more detailed description of the restatements for these periods is included in Note 18 of the notes to the consolidated financial statements set forth in Item 15 of this report.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

        With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, management considered its controls over the accounting for and disclosure of its investments. Management has determined that a material weakness in internal control over financial reporting related to the accounting for and disclosure of investments existed as of December 31, 2007, which resulted in errors and the subsequent restatement of the 2005 and 2006 annual financial statements included in this Annual Report on Form 10-K. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Management's Annual Report on Internal Control over Financial Reporting

        Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has determined that we did not maintain effective internal controls over financial reporting as of December 31, 2007. In connection with the preparation of its Annual Report on Form 10-K, the Company identified certain accounting errors that led it to conclude that it's previously issued financial statements should be restated due to a misclassification of marketable securities held at December 31, 2006 and 2005 as cash and cash equivalents. In connection with the restatement, management determined that there was a material weakness in the operation of our internal controls over financial reporting, as more fully described below.

        A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in their assessment: the Company's controls over the accounting for cash and cash equivalents and short-term investments did not operate effectively to appropriately identify certain auction-rate securities and determine that such auction-rate securities and certain other investments were presented in accordance with generally accepted accounting principles with the Company's balance sheet and statement of cash flows. This material weakness resulted in the restatement of the Company's 2005 and 2006 consolidated balance sheets and statements of cash flows. The Company will also restate the quarterly periods for the periods ending March 31, 2007, June 30, 2007 and September 30, 2007 when we file our quarterly reports on Form 10-Q. These errors did not result in any changes to the consolidated statements of operations, the consolidated statements of stockholders' equity, total current assets, total assets, total liabilities and total stockholder's equity on the consolidated balance sheets for any of the previously reported periods.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

        In order to remediate the material weakness, management has researched the appropriate accounting classification for auction rate securities and has communicated these findings to the Chief Financial Officer and other appropriate accounting and treasury personnel. In our consolidated financial statements as of December 31, 2007, the accounting for auction rate securities is in conformity with GAAP and SEC guidance. We have implemented controls to analyze holdings at each reporting period to attempt to identify if any auction rate securities are held and if so, that they are appropriately accounted for. In addition, we have also re-evaluated our investment strategy and have decided to liquidate all positions in auction rate securities due to the uncertainty in that market. Subsequent to December 31, 2007, we have liquidated all of our holdings in auction rate securities except for $2 million.

        Management believes we have sufficient individuals that collectively possess a strong background, experience and expertise related to SEC reporting and finance functions. However, due to the material weaknesses in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f)

under the Exchange Act, and as described in this Item 9A, and the fact that the significant scope and timing of these remediation steps did not permit observation over an appropriate period of time for us to adequately test their effectiveness, our disclosure controls and procedures were not effective as of December 31, 2007 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

        Notwithstanding the existence of a material weakness in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with GAAP.

Changes in Internal Control over Financial Reporting

        Other than as described above, there has been no change in our internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evergreen Energy Inc.
Denver, Colorado

        We have audited Evergreen Energy Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the identification and presentation in accordance with accounting principles generally accepted in the United States of America, of marketable securities as cash and cash equivalents has been identified and included in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the accompanying consolidated financial statements the Company as of and for the year ended

December 31, 2007 of the Company and this report does not affect our report on such financial statements.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of the Company as of and for the year ended December 31, 2007 and our report dated March 21, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the change in method of accounting for stock based compensation discussed in Note 1 and an explanatory paragraph relating to the restatement discussed in Note 18.

DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Denver, Colorado
March 21, 2008

ITEM 9B.    OTHER INFORMATION

        On March 19, 2008, our Board of Directors decided to suspend operations at our Fort Union plant and mine site. As described elsewhere in this Annual Report, we believe this will enable us to focus on future K-Fuel or K-Direct facilities by redirecting constrained resources, both capital and human, to focus on the commercialization of our process. We incurred an asset impairment charge of $109.5 million related to the Fort Union plant and mine site as of December 31, 2007. Additionally, we performed a fair value analysis on our boiler classified as assets held for sale and concluded that the carrying value was greater than the fair value analysis and recorded an impairment charge of $7.8 million. None of these impairment charges, which are reflected in our financial statements included with this Annual Report, will result in future cash expenditures.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

        Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our directors, executives, officers and employees. Our Code of Business Conduct and Ethics can be found on our web site, which is located at www.evgenergy.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our web site. Any person may request a copy of the Code of Business Conduct and Ethics, at no cost, by writing to us at the following address: Evergreen Energy Inc, 1225 17th Street, Suite 1300, Denver, Colorado, 80202, Attention: Investor Relations.

ITEM 11.    EXECUTIVE COMPENSATION

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1)    The following documents are filed as part of this Annual Report on Form 10-K:

        The following consolidated financial statements of Evergreen Energy Inc. are filed as part of this report:

15(a)(2) Financial Statement Schedules.    Consolidated Financial Statements of Evergreen Operations, LLC and Subsidiaries for the years ended December 31, 2007, 2006 & 2005.

15(a)(3)    Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to our Form 10-KSB for the year ended December 31, 1993).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.2 to our Form 10-KSB for the year ended December 31, 1993).
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-KSB, as amended, for the year ended December 31, 1995).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-K for the year ended December 31, 2006).
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-Q for the quarter ended June 30, 2006).
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.6 to our Form 10-K for the year ended December 31, 2006).
3.7	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K filed February 27, 2007).
4.1	Indenture, dated July 30, 2007, by and between Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and U.S. Bank National Association, including the form of 8.00% Convertible Secured Note due 2012 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 30, 2007).
4.2	Registration Rights Agreement dated as of July 30, 2007, by and among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to our Form 8-K filed July 30, 2007).

4.3	Security Agreement, dated as of July 30, 2007, by and among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2007).
10.1	Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development Company, and the Koppelman Group dated December 29, 1992 (incorporated by reference to Exhibit 6.1 to our Form 10-KSB for the year ended December 31, 1993).**
10.2	Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group (incorporated by reference to Exhibit 6.7 to our Form 10-KSB for the year ended December 31, 1993).
10.3	Stock Option Plan dated December 16, 1993 (incorporated by reference to Exhibit 6.19 to our Form 10-KSB for the year ended December 31, 1993).**
10.4	Gross Royalty Share Agreement dated August 17, 1995 between the Company and Fort Union, Ltd. (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form SB-2 (File No. 33-97418)).
10.5	Letter of Agreement dated August 15, 1995 between the Company and Edward Koppelman (incorporated by reference to Exhibit 10.53 to our Registration Statement on Form SB-2 (File No. 33-97418) ).
10.6	Royalty Amendment Agreement dated June 3, 1996 between the Company, Edward Koppelman and Theodore Venners (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1996).**
10.7	Non-qualified Stock Option Agreement dated October 1, 1998 between the Company and Seth L. Patterson (incorporated by reference to Exhibit 10.43 to our Form 10-K for the year ended December 31, 1998).
10.8	Stock Purchase Agreement dated March 26, 1997 between the Company and Theodore Venners (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 1999).**
10.9	1999 Stock Incentive Plan (incorporated by reference from Annex A-1 of the Company's Proxy Statement filed May 4, 1999).**
10.10	1996 Stock Option and Incentive Plan of KFx Inc. (incorporated by reference to Exhibit 10.1 to our Form 10-K for the year ended December 31, 2000).**
10.11	Addendum to Blanket Contract, No. 142072, dated May 1, 2001, Project—Cinergy NOx Compliance Plan, Addendum dated July 24, 2001 (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2001).
10.12	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 2, 2002).
10.13	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 7, 2002).
10.14	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 3, 2002).
10.15	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2002)

10.16	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 28, 2002).
10.17	Waiver of Penalty Warrants dated September 25, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 27, 2002).
10.18	KFx Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2004).**
10.19	Waiver Agreement dated December 17, 2004 between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.60 to our Form 10-K for the year ended December 31, 2004).**
10.20	Employment Agreement between KFx Inc. and William G. Laughlin (incorporated by reference to Exhibit 10.61 to our Form 8-K filed March 15, 2005).**
10.21	Employment Agreement between KFx Inc. and Robert I. Hanfling (incorporated by reference to Exhibit 10.62 to our Form 10-Q for the quarter ended March 31, 2005).**
10.22	K-Fuel Projects Participation and Development Agreement Dated May 5, 2005 (incorporated by reference to Exhibit 10.63 to our Form 10-Q for the quarter ended March 31, 2005).
10.23	First Amendment to Fourth Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.64 to our Form 10-Q for the quarter ended March 31, 2005).
10.24	Employment Agreement between KFx Inc. and Mark S. Sexton (incorporated by reference to Exhibit 10.65 to our Form 8-K filed October 25, 2005).**
10.25	Employment Agreement between KFx Inc. and Kevin R. Collins (incorporated by reference to Exhibit 10.66 to our Form 8-K filed October 25, 2005).**
10.26	KFx Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.67 to our Form S-8 filed November 4, 2005).**
10.27	Option Agreement dated September 28, 2005 between Buckskin Mining Company and KFx Plant III, LLC (incorporated by reference to Exhibit 10.68 to our Form 10-Q for the quarter ended September 30, 2005).
10.28	Employment Agreement between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.69 to our Form 8-K filed December 22, 2005).**
10.29	Business Development and Intellectual Property Rights Agreement, dated January 2, 2003 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 31, 2006).
10.30	Addendum to Business Development and Intellectual Property Rights Agreement, dated January 8, 2004 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 31, 2006).
10.31	First Amendment to the Business Development and Intellectual Property Rights Agreement, dated May 21, 2004 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed January 31, 2006).
10.32	Professional Services Agreement, dated July 16, 2003 (incorporated by reference to Exhibit 99.4 to our Form 8-K filed January 31, 2006).
10.33	Master Agreement between KFx Plant II, LLC and Arch Coal, Inc. dated October 5, 2005 (incorporated by reference to Exhibit 10.74 to our Form 10-K for the year ended December 31, 2005).

10.34	Stock Purchase and Warrants Agreement between KFx Inc. and Arch Coal, Inc. dated October 5, 2005 (incorporated by reference to Exhibit 10.75 to our Form 10-K for the year ended December 31, 2005).
10.35	Marketing, Distribution and Transportation Logistics Service Agreement with DTE Coal Services, Inc. dated June 6, 2006 (incorporated by reference to Exhibit 10.79 to our Form 10-Q for the quarter ended June 30, 2006).
10.36	Amendment to Master Agreement Between KFx Plant II, LLC and Arch Coal, Inc. dated June 29, 2006 (incorporated by reference to Exhibit 10.80 to our Form 10-Q for the quarter ended June 30, 2006).
10.37	Net lease agreement between Company and Seventeenth Street Plaza Realty Holding Company dated November 17, 2006 (incorporated by reference to Exhibit 10.37 to our Form 10-K for the year ended December 31, 2006).
10.38	Purchase Agreement dated as of July 25, 2007, among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2007).
10.39	Program Management Agreement, dated September 19, 2007.*
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP—Evergreen Energy Inc.*
23.2	Consent of Deloitte & Touche LLP—Evergreen Operations, LLC.*
24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Consolidated Financial Statements of Evergreen Operations, LLC and Subsidiaries for the years ended December 31, 2007, 2006 and 2005.*

*
Filed herewith.

**
Management contracts and compensatory plans.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.
Date: March 21, 2008	By:	/s/ KEVIN R. COLLINS Kevin R. Collins President and Chief Executive Officer (Principal Executive Officer)
/s/ DIANA L. KUBIK Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Diana L. Kubik or Kevin R. Collins as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2008	/s/ KEVIN R. COLLINS Kevin R. Collins, President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 21, 2008	/s/ THEODORE VENNERS Theodore Venners, Chief Strategy Officer and Director
Date: March 21, 2008	/s/ DIANA L. KUBIK Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 21, 2008	/s/ STANFORD M. ADELSTEIN Stanford M. Adelstein, Director
Date: March 21, 2008	/s/ ROBERT J. CLARK Robert J. Clark, Chairman of the Board of Directors
Date: March 21, 2008	/s/ MANUEL H. JOHNSON Manuel H. Johnson, Director
Date: March 21, 2008	/s/ ROBERT S. KAPLAN Robert S. Kaplan, Director
Date:	John V. Lovoi, Director
Date: March 21, 2008	/s/ JACK C. PESTER Jack C. Pester, Director
Date: March 21, 2008	/s/ JAMES S. PIGNATELLI James S. Pignatelli, Director
Date: March 21, 2008	/s/ W. GRADY ROSIER W. Grady Rosier, Director
Date: March 21, 2008	/s/ JAMES R. SCHLESINGER James R. Schlesinger, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evergreen Energy Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Evergreen Energy Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evergreen Energy Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1, the Company changed its method of accounting for stock-based compensation in 2006.

        As discussed in Note 18, the Company has restated its consolidated balance sheet as of December 31, 2006 and the consolidated statements of cash flows for the years ended December 31, 2006 and 2005.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP
Denver, Colorado
March 21, 2008

EVERGREEN ENERGY INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands)
		(As restated Note 18)
Assets
Current:
Cash and cash equivalents	$26,958	$32,718
Accounts receivable	6,446	6,011
Marketable securities	24,500	51,558
Inventory	1,443	1,260
Prepaid and other assets	1,940	2,351

Total current assets	61,287	93,898
Property, plant and equipment, net of accumulated depreciation	25,882	106,432
Construction in progress	11,965	23,508
Mineral rights and mine development, net of accumulated depletion	19,363	21,787
Restricted cash and marketable securities	28,418	3,910
Debt issue costs, net of amortization	5,587	—
Other assets	4,694	2,784
Assets held for sale	18,615	—

	$175,811	$252,319

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,818	$7,695
Accrued liabilities	8,697	6,572
Other current liabilities	192	475

Total current liabilities	15,707	14,742
Long-term debt	97,971	—
Deferred revenue, less current portion	6,732	6,732
Asset retirement obligations	6,171	5,626
Other liabilities, less current portion	2,531	235

Total liabilities	129,112	27,335
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 84,327 and 82,690 shares issued and outstanding, respectively	84	83
Additional paid-in capital	454,688	428,298
Accumulated deficit	(408,073)	(203,397)

Total stockholders' equity	46,699	224,984

	$175,811	$252,319

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Operating revenues:
Mining	$47,362	$35,937	$—
K-Fuel refined coal and blended K-Fuel refined coal	1,081	420	—
Licensing	169	319	787
Consulting and other	45	34	197

Total operating revenue	48,657	36,710	984
Operating expenses:
General and administrative	43,031	28,842	20,588
Coal mining operating costs	43,093	32,311	—
Plant start-up costs	34,730	26,332	1,522
Depreciation, depletion and amortization	8,383	5,526	773
Research and development	876	1,438	1,605
Cost of licensing and consulting revenue	77	134	401
Asset impairment and bad debt	122,688	335	1,255

Total operating expenses	252,878	94,918	26,144

Operating loss	(204,221)	(58,208)	(25,160)
Other income (expense):
Interest income	4,348	5,607	1,866
Interest expense	(3,433)	(6)	(3)
Other income, net	(1,370)	1,080	(16)

Total other income	(455)	6,681	1,847

Net loss	$(204,676)	$(51,527)	$(23,313)

Basic and diluted net loss per share	$(2.49)	$(0.66)	$(0.35)

Weighted-average common shares outstanding	82,232	77,783	66,399

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Stockholders' Equity

For the Years ended December 31, 2007, 2006 and 2005

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amounts			Total
	(in thousands)
Balance, January 1, 2005	64,837	65	222,752	(128,557)	94,260
Common stock issued on exercise of options and warrants	3,239	3	11,696	—	11,699
Common stock and warrants issued for services	39	—	8,756	—	8,756
Compensation expense for directors and employees	28	—	2,239	—	2,239
Net loss	—	—	—	(23,313)	(23,313)

Balance, December 31, 2005	68,143	68	245,443	(151,870)	93,641
Common stock issued on exercise of options and warrants	4,258	4	24,615	—	24,619
Common stock issued in public offering, net of offering costs	8,050	8	144,551	—	144,559
Restricted stock issued to escrow agent (related to certain executives)	2,000	2	—	—	2
Common stock issued related to acquisition	119	—	2,194	—	2,194
Warrant extension	—	—	1,692	—	1,692
Share-based compensation expense related to employees and consultants	120	1	9,803	—	9,804
Net loss	—	—	—	(51,527)	(51,527)

Balance, December 31, 2006	82,690	83	428,298	(203,397)	224,984

Common stock issued on exercise of options and warrants	1,490	1	4,852	—	4,853
Share-based compensation expense related to employees and consultants	147	—	19,624	—	19,624
Payment of income tax liability in exchange for common stock and retirement of such shares	—	—	(1,641)	—	(1,641)
Sale of stock in subsidiary, net offering costs	—	—	3,555	—	3,555
Net loss	—	—	—	(204,676)	(204,676)

Balance, December 31, 2007	84,327	$84	$454,688	$(408,073)	$46,699

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(in thousands)
		(As restated Note 18)	(As restated Note 18)
Operating activities:
Net loss	$(204,676)	$(51,527)	$(23,313)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	19,624	11,498	10,995
Depreciation, depletion and amortization	8,383	5,526	773
Derivative fair value adjustment	1,730	—	—
Amortization of initial fair value of derivative	(229)	—	—
Asset impairment and bad debt	122,688	335	1,255
Asset retirement obligation accretion	287	229	103
Amortization of debt issuance costs	397	—	—
Gain on sale of fixed assets	(268)	—	—
Other	2	(64)	2
Changes in operating assets and liabilities:
Accounts receivable	(459)	(1,402)	—
Accounts receivable from related party	—	—	750
Inventory	(183)	941	(64)
Prepaid and other assets	119	(808)	(327)
Deferred revenue and other liabilities	(324)	278	(718)
Accounts payable and accrued liabilities	1,328	4,559	(1,527)

Cash used in operating activities	(51,581)	(30,435)	(12,071)

Investing activities:
Purchases of construction in progress	(49,363)	(41,455)	(47,084)
Purchases of property, plant and equipment	(4,096)	(5,172)	(851)
Proceeds from the sale of assets	934	—	—
Cash paid for acquisition, net of cash received	—	(36,913)	(573)
Purchases of marketable securities	(74,613)	(113,309)	(54,674)
Proceeds from marketable securities	101,672	85,624	30,800
Purchases of mineral rights and mine development	—	(1,026)	—
Restricted cash and marketable securities	(24,728)	1,287	(1,798)
Other	(42)	98	322

Cash used in investing activities	(50,236)	(110,866)	(73,858)

Financing Activities:
Proceeds from issuance of convertible debt	95,000	—	—
Proceeds from sale or exercise of options and warrants	4,853	24,619	11,699
Proceeds from issuance of common stock, net of offering costs	—	144,559	—
Proceeds from sale of stock in subsidiary, net of offering costs	3,715	—	—
Payments of debt issuance costs	(5,785)	—	—
Payment of payroll taxes in exchange for common stock	(1,641)	—	—
Payments on capital leases and note payable	(85)	(78)	(232)

Cash provided by financing activities	96,057	169,100	11,467

Increase (decrease) in cash and cash equivalents	(5,760)	27,799	(74,462)
Cash and cash equivalents, beginning of year	32,718	4,919	79,381

Cash and cash equivalents, end of year	$26,958	$32,718	$4,919

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007, 2006 and 2005

        In this Annual Report on Form 10-K, we use the terms "Evergreen Energy," "we," "our," and "us" to refer to Evergreen Energy Inc. and its subsidiaries. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Directsm, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Directsm plants refer to our patented process and technology explained in detail throughout this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

(1) Business and Summary of Significant Accounting Policies

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

        We, along with, our engineering consultants, Bechtel Power Corporation, have completed the modifications and improvements of the design and efficiency of the equipment used in the K-Fuel process. Bechtel and Evergreen's operations team at Fort Union completed successful testing of new operational systems that will support construction of future K-Fuel refineries, including a enhanced standard processing tower design. This work signals that we and Bechtel have resolved the most substantive technical challenges to scaling and fully commercializing our production process. In February 2007, we expanded our contractual relationship with Bechtel to assist with future designs of additional K-Fuel facilities we may build or license, including any K-Fuel facilities located at coal-fired power generating plants, which we refer to as K-Direct facilities. On September 19, 2007, we amended and restated our Umbrella Agreement with Bechtel Power Corporation. Through this new Program Management Agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. This restated agreement increases the scope of engineering, procurement and construction services which may be performed by Bechtel. We intend to use Bechtel's services to oversee both technical development and implementation of all new facilities and existing plants, including both K-Fuel and K-Direct plants.

        The Fort Union plant and mine site in Wyoming's Powder River basin, which was our first plant to implement the current K-Fuel process, has accomplished virtually all of the goals and objectives we set forth for this site. Most notably, as a result of operations at the Fort Union plant, we have:

  •
  proven that the K-Fuel process works by increasing Btus and reducing mercury, sulfur dioxide, nitrogen oxide and carbon dioxide emissions;

  •
  successfully completed the design and testing of new operational systems;

  •
  upgraded sufficient amounts of low-rank coal for utility and industrial customers who completed a number of test burns of K-Fuel refined coal with favorable results;

  •
  tested and improved product handling processes and requirements and improved transportation issues.

        On March 19, 2008, we have chosen to suspend operations at our Fort Union plant and mine site. This will enable us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources,

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(1) Business and Summary of Significant Accounting Policies (Continued)

both capital and human, to focus on the commercialization of our process. Bechtel has completed the enhanced standard processing tower design based upon the results of the testing completed by us at the Fort Union plant. Additionally, suspending production at this site will further enable us to reduce our cash expenditures. If the need arises, we are positioned to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites. Alternatively, we are evaluating and anticipate redeploying some of the equipment to a future K-Fuel facility site. We recorded an asset impairment charge of $109.5 million related to the Fort Union plant and mine site as of December 31, 2007.

  Evergreen Energy Asia Pacific Corp.

        In April 2007, we formed Evergreen Energy Asia Pacific Corp. as a separate international operation to develop markets in the Asia Pacific region. Shortly after forming Evergreen Energy Asia Pacific, the Sumitomo Corporation of Japan acquired a 4% interest in Evergreen Energy Asia Pacific for $4.0 million which is recorded in other long-term liabilities. On January 8, 2008, following successful test results for product performance and stability, Evergreen Energy Asia Pacific Corp. and Sumitomo Corporation agreed with a major Indonesian mining group to proceed with development of engineering specifications, economic evaluation, marketability analysis and further coal tests for a 1.5 million ton per year K-Fuel plant on the Indonesian island of Kalimantan, with the intent to expand the plant capacity in future years.

  C-Lock Technology, Inc.

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

  Buckeye

        On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Company for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye's primary business is to mine, process, blend and sell high quality coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. The acquisition of Buckeye complements our strategy to transition from an energy technology company into an energy production company.

        Consolidation.    The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as minority interest the portion of these entities that we do not own. All intercompany transactions and balances have been eliminated.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(1) Business and Summary of Significant Accounting Policies (Continued)

        Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as asset retirement obligations, mineral reserves, capitalized premining costs, capitalized plant costs, depletion, depreciation, amortization, asset valuations, asset life, technology, deferred revenue, acquisitions, stock option and restricted stock grants and warrants, allowance for bad debts for receivables, taxes, recoverability of assets, impairments, customer retention, reserves, fair value of derivatives and other provisions are reasonable, based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

        Fair value of financial instruments.    The carrying amount of cash and cash equivalents, accounts receivable, marketable securities, other current assets, accounts payable, accrued liabilities and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. As of December 31, 2007 the fair value of our debt was $65 million.

        Cash and cash equivalents.    Cash and cash equivalents are highly liquid investments that consist primarily of short-term money market instruments and overnight deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase. We utilize and invest with financial institutions that are sound and of high credit quality. Our investments are in low-risk instruments and we limit our credit exposure in any one institution or type of investment instrument based upon criteria including creditworthiness.

        Marketable Securities.    As of December 31, 2007 and 2006 all marketable securities were auction rate securities. These auction rate securities consist of government backed student loans and government bonds. Auction rate securities are usually issued with stated intermediated to long-term maturities or in perpetuity; however, auction rate securities interest rates are periodically re-set through auctions, typically every 7, 28 or 35 days. They are priced and traded as short-term instruments. Accordingly, such investments are reported at fair market value, with the resultant unrealized gains and losses reported as a separate component of the shareholders' equity. Since the fair value of the marketable securities equals the cost basis for such securities, there is no effect on comprehensive income for the periods reported. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of its investment in auction rate securities through impairment charges. As of March 20, 2008, all auction rate securities have been converted to short-term money markets except for $2 million.

        Receivables and allowance for doubtful accounts.    Accounts receivable and note receivable, which is reflected in prepaids and other assets, are recorded at their estimated net realizable value. The allowance for doubtful accounts is determined through an analysis of the past-due status of accounts receivable and assessments of risk regarding collectability. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(1) Business and Summary of Significant Accounting Policies (Continued)

may be required. As of December 31, 2007 and 2006, we have an allowance for doubtful accounts of $1.3 million and $1.3 million, respectively, primarily relating to a note receivable.

        Inventory.    Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market. Our practice is to value coal and purchased coal based on the average cost method by the applicable type of coal. Inventory principally consisted of $1.1 million and $1.2 million of washed or prepared coal, raw coal and inventory in transit and $317,000 and $104,000 of spare parts and supplies as of December 31, 2007 and 2006, respectively.

        Property, plant and equipment.    Property, plant and equipment consists of our wash facility, buildings, furniture and fixtures, computers, vehicles, leasehold improvements, coal handling system, land and our Fort Union plant. Expenditures that extend the useful lives of the assets or increase production capacity are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. We begin depreciation on property, plant and equipment assets once the assets are placed into service. Depreciation expense is computed using the straight-line method over the estimated useful lives of the property and equipment or the units-of-production method using total processed tonnage for our Fort Union plant.

        Construction in progress.    All costs that are directly related to the engineering, design, purchase or fabrication of plant equipment and are expected to be used in a commercial K-Direct or K-Fuel plant project are capitalized. All costs that are directly related to, or allocable to, developing a specific K-Direct or K-Fuel plant site are capitalized and separately identified as belonging to that site. Costs incurred to develop coal mines or to expand the capacity of operating mines are capitalized. Interest is capitalized during the construction phase for internal-use capital projects. Repair and maintenance costs incurred that extend the useful life of mining machinery and equipment are capitalized. Costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to operating costs as incurred. Employee-related costs directly related to construction are also capitalized during the construction phase.

        Mineral rights and mine development.    A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized premining costs, are depleted using the units-of-production method based on tons produced utilizing only proven and recoverable reserves in the depletion base and are assumed to have no residual value. Premining costs include drilling, permitting, county and state filing fees and the initial overburden removal. Also, included in mineral rights are the costs to establish the related asset retirement obligations. The leases have primary terms ranging from 3 to 10 years and substantially all of the leases contain provisions that allow for automatic extension once mining commences and for as long as some mining activity continues.

        Restricted cash and marketable securities.    We have restricted cash totaling $23.4 million, and marketable securities totaling $5.0 million, set aside as collateral pledged toward our asset retirement obligation, our long-term debt and to secure certain other obligations. Until the asset retirement obligation is relieved, certain market conditions are met relating to our $95 million long-term debt or our other obligations are fulfilled, the cash and marketable securities will remain restricted.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(1) Business and Summary of Significant Accounting Policies (Continued)

        Patents.    All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development and are included in other assets. Patent application costs, generally legal costs, thereafter incurred are capitalized. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents. Patent amortization expense, including amortization of existing patents, was $129,000, $178,000 and $210,000 in 2007, 2006, and 2005, respectively. We estimate amortization expense of approximately $130,000 for each of the years ending December 31, 2008, 2009 and 2010.

        Health care costs.    We are self-insured, subject to a stop-loss policy, for individuals and all participants as a group, for our employee's health care costs. The liability for outstanding medical costs has been estimated based on historical claims and is included in accrued liabilities in our consolidated balance sheets.

        Asset retirement obligations.    We value all asset retirement costs, for which we have a legal obligation, and record all such costs as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period or depleted using actual tons mined or actual tons produced. The liability is accreted over time by applying an interest method of allocation to increase the liability. We have identified legal retirement obligations related to our project site near Gillette, Wyoming and our surface and deep mines in Ohio.

        Exploration costs.    Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract coal and the permitting process has been initiated, the costs incurred to further delineate and develop the mine are considered premining costs and are included in construction in progress in our consolidated balance sheets. Once the overburden has been removed and production has commenced these capitalized costs are transferred to mineral rights on our consolidated balance sheets.

        Long-lived assets.    We evaluate long-lived assets based on estimated future undiscounted net cash flows or other fair value measures whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable. If that evaluation indicates that an impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable. In addition, we capitalized certain costs related to investigating potential sites for future facilities. We evaluate the status of these potential sites and if any site has been abandoned or we anticipate that it will be abandoned, we write-off all associated costs.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(1) Business and Summary of Significant Accounting Policies (Continued)

the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        We recognize revenue from coal sales at the time risk of loss passes to the customer, either at our shipping point or upon delivery, depending on contractual terms. When sales include delivery to the customer, transportation costs are billed by us to our customers. We had $8.7 million of transportation costs included in cost of sales and $8.7 million of revenue included in mining revenue for the year ended December 31, 2007. Ash disposal revenue is recognized when coal combustion bi-products are received at our ash disposal facility.

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

        Accounting for Derivative Financial Instruments.    Derivatives may be embedded in financial instruments (the "host instrument"). Embedded derivatives are treated as separate derivatives when the economic characteristics and risks are not clearly and closely related to those of the host instrument, the terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations. We are required to make significant estimates and assumptions when fair valuing these derivatives. See Note 9—Long-term debt for further details.

        Income taxes.    We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized, based upon an assessment of both negative and positive evidence, in future tax returns. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate future taxable income becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. Tax rate changes are reflected in the period such changes are enacted.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(1) Business and Summary of Significant Accounting Policies (Continued)

        Effective January 1, 2007, we adopted Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," ("FIN 48"), which prescribes a comprehensive model for how we should recognize, measure, present and disclose in its financial statements uncertain tax positions that we have taken or expects to take on a tax return. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have an impact on our financial position or results of operations.

        Comprehensive income.    Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2007, 2006 and 2005, we had no transactions that were required to be reported as adjustments to determine comprehensive income.

        Advertising costs.    We recognize advertising expense when incurred.

        Accounting for stock grants, options and warrants.    On January 1, 2006, we adopted Statement of Financial Accounting Standards 123R, "Share-Based Payments", or SFAS 123R. We issue stock grants, options and warrants to employees, directors and consultants in connection with our various business activities. These are accounted for in accordance with the provisions of SFAS 123R and Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services", or EITF 96-18, as well as other authoritative accounting pronouncements. We are required to make estimates of the fair value of the related instruments and the period benefited.

        Net loss per common share.    Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency. During the fourth quarter of 2005, we granted 2 million shares of restricted stock to three of our executive officers, which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement. Such unvested shares were transferred to an escrow agent during the first quarter of 2006. As a result, such shares are reflected as outstanding in the consolidated financial statements. However, as the vesting criteria have not yet been attained, the shares in escrow are excluded from the net loss per share calculations due to the contingent status of the shares. On April 19, 2007, we ceased our relationship with one of the executive officers who held contingent shares. Pursuant to the terms of his employment agreement, he was entitled to acceleration of vesting with respect to 899,000 of the 1 million shares of unvested common stock he was awarded in connection with his employment agreement. These accelerated vested shares are reflected as outstanding and are included in the net loss per share calculation as of December 31, 2007, but were excluded from the net loss per share calculation in 2006.

        The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss. Our total incremental potential common shares outstanding as of December 31, 2007, 2006 and 2005 were 30.1 million, 16.1 million and 22.9 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(1) Business and Summary of Significant Accounting Policies (Continued)

diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

        Recently adopted accounting pronouncements.    On July 2006, FIN 48 was issued, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize, in our consolidated financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have an impact on our financial position or results of operations.

        In September 2006, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin No. 108, or SAB No. 108, "Financial Statement Misstatements." SAB No. 108 expresses the SEC staff's view regarding the process of quantifying financial statement misstatements. The Interpretations in SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on our financial position or results our operations.

        Recently issued accounting pronouncements.    On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have evaluated the adoption of this pronouncement and do not expect any material impacts on our financial statements.

        In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, "Fair Value Measurement". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have evaluated the adoption of this pronouncement and do not expect any material impacts on our financial statements.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(2) Acquisitions

  Buckeye Acquisition

        On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at $2.2 million. We incurred $1.0 million in acquisition costs and reimbursed Buckeye's former parent $900,000 for cost incurred relating to capital projects. Buckeye's primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. We believe the acquisition has added value through access to Buckeye's established markets, infrastructure and coal reserves. The benefits from the acquisition include the addition of an experienced coal marketing and mining team and cash flow.

        The acquisition of Buckeye has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations, or SFAS 141, with us being treated as the acquirer. Following is a summary of the fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition (in thousands):

Cash	$—
Accounts receivable	4,649
Inventory	2,138
Other current and long-term assets	743
Property, plant and equipment	7,812
Ash disposal facility	7,557
Mineral rights and mine development	20,720
Construction in progress	1,442

Total assets acquired	45,061

Less: Current liabilities assumed	4,182
Asset retirement obligations	1,772

Net purchase price	$39,107

        Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred at the beginning of each period.

	December 31,
	2006	2005
	(in thousands)
Revenue	$49,766	$50,751
Net loss	$(51,284)	$(18,342)
Basic and diluted net loss per share	$(0.66)	$(0.28)

  MR&E Acquisition

        MR&E LLC, a research and engineering firm focused on thermal process engineering, including the upgrading and processing of clean coal, was acquired due to the expertise in thermal processing

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(2) Acquisitions (Continued)

engineering of certain of its employees. We acquired all of the outstanding membership interests effective March 1, 2005 for cash of $656,000, including cash received of $83,000. Their operations have been included in our financial statements as of the effective purchase date of March 1, 2005. Effective October 11, 2007, we sold all of the assets of MR&E for a sales price of $800,000 in cash.

        The operating results, including revenue and net income for the year ended December 31, 2005 was insignificant. Therefore, pro-forma results as if the acquisition had occurred at the beginning of the period are not presented.

(3) Property, Plant & Equipment, Construction in Progress and Mineral Rights and Mine Development

        Property, plant and equipment consisted of the following:

		December 31,
	Lives	2007	2006
	(in years)	(in thousands)
Fort Union plant and equipment	—	$2,021	$84,093
Machinery and equipment	3-15	13,523	12,189
K-Fuel demonstration facility	—	10,924	10,924
Ash and wash facility	5-10	8,937	8,526
Other	3-30	10,588	6,792

Total		45,993	122,524
Less accumulated depreciation		(20,111)	(16,092)

Property, plant and equipment, net of accumulated depreciation		$25,882	$106,432

        On March 19, 2008, we decided to suspend operations at our Fort Union plant and mine site. We recorded an asset impairment charge of $93.5 million related to the Fort Union plant and mine site as of December 31, 2007.

        During the year ended December 31, 2007, we transferred $13.7 million from construction in progress to property plant and equipment, transferred $846,000 from construction in progress to mineral rights and increased property plant and equipment in the amount of $2.6 million for leasehold improvements related to our new office space. During the third quarter 2006, we placed our Fort Union plant into service and as a result moved $84.1 million of costs from construction in progress to property, plant and equipment.

        Depreciation and depletion expense was $8.3 million, $5.3 million, and $563,000 in 2007, 2006 and 2005, respectively. We are depreciating Fort Union plant assets on a units-of-production method, based on actual tonnage processed through the plant. Our K-Fuel demonstration facility is fully depreciated.

        Property, plant and equipment includes $1.9 million and $919,000 of accounts payable and accrued liabilities as of December 31, 2007 and 2006, respectively.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(3) Property, Plant & Equipment, Construction in Progress and Mineral Rights and Mine Development (Continued)

        Construction in progress consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Fort Union plant and operating equipment	$—	$4,478
Future plant sites and equipment	2,713	13,981
Mine and site improvements	737	2,597
Mining equipment refurbishment	4,523	2,307
Other	3,992	145

Total construction in progress	$11,965	$23,508

        On March 19, 2008, we decided to suspend operations at our Fort Union plant and mine site. We recorded an asset impairment charge of $14.0 million for the year ended December 31, 2007.

        In addition, in 2007 we impaired $3.6 million of capitalized costs related to projects that we abandoned and/or replaced with more cost effective projects and $2.1 million of capital costs related to a previously announced future potential project with a major utility. In 2006, we impaired assets of $295,000 relating to certain sites specific costs, which we were evaluating for a future K-Fuel facility.

        Total construction in progress includes $882,000 and $2.6 million of accrued costs as of December 31, 2007 and 2006, respectively. In 2007, we transferred $18.6 million from construction in progress to assets held for sale see Note 7—Assets Held For Sale for further details.

        Mineral rights are comprised of leases and mine development costs from the acquisition of Buckeye and our mine site in Wyoming. Costs are capitalized during the premining phase and are depleted using the units-of-production method based on actual tons mined. As discussed above we impaired $1.7 million of mineral rights related to our Fort Union plant near Gillette, Wyoming.

  Asset Retirement Obligation

        Our asset retirement obligations relate to our surface and deep mines in Ohio, our Gillette, Wyoming mine site, and the improvements we have made at the site on which our Fort Union plant

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(3) Property, Plant & Equipment, Construction in Progress and Mineral Rights and Mine Development (Continued)

are located. The following table reconciles the change in the asset retirement obligation during the year ended December 31, 2007:

Changes in Asset Retirement Obligations
(in thousands)
Balance at January 1, 2007	$5,626
Liability incurred	270
Liability settled	(12)
Accretion	287

Balance at December 31, 2007	$6,171

        We allocate asset retirement costs to the underlying assets based on the fair value using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes and a credit-adjusted risk-free rate. The liabilities are then accreted over time by applying an interest method of allocation. As the assets are placed into service we are depreciating or depleting the related assets on a units-of-production method based on actual tonnage processed and actual tonnage mined.

(4) Restricted Cash and Marketable Securities

        The following table represents the components of our restricted cash and marketable securities:

	December 31, 2007	December 31, 2006
	(in thousands)
Long-term debt escrow	$18,000	$—
Collateral:
Environmental remediation obligations	8,907	3,782
Other	1,511	128

Total restricted cash	$28,418	$3,910

        Pursuant to our $95 million long-term debt offering, we deposited $18.0 million of the net proceeds in an escrow account. See further discussion at Note 9—Long-term Debt. Included in environmental remediation obligations was $5.0 million held in auction rate securities. As of February 29, 2008, we have converted these auction rate securities into money market investments.

(5) Note Receivable

        Through a series of transactions, Pegasus Technologies Inc. became indebted to us. This note receivable bears interest at 7% and principal payments are due pursuant to an assignment of certain cash payments received by Pegasus. We have rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. During the year ended December 31, 2005, we

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(5) Note Receivable (Continued)

determined that Pegasus might not have sufficient contracts to continue to meet this obligation. Therefore, we recorded an allowance for bad debt for the note receivable of $1.3 million. Despite this allowance, we retain all of our rights to collect payments under this note from Pegasus and to demand payment upon certain events of default. As of December 31, 2007 and 2006 the net balance of this note receivable was $87,000. As of December 31, 2007, Pegasus continues to make their minimum interest payments.

        In 2003, we completed an equity exchange transaction pursuant to which we transferred our interest in Pegasus for full ownership of K-Fuel LLC, now part of a wholly owned subsidiary named KFx Technology, LLC. As a part of the exchange transaction, an intercompany working capital loan from us to Pegasus with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction. As a result of a transfer of ownership interests in 2006, the earn-out provisions were triggered and we received a payment of $1.1 million from Pegasus as a payment in full satisfaction of the $9.4 million obligation, which is reflected in other income for the year ended December 31, 2006.

(6) Other Assets

        Included within other assets are deferred royalty costs, totaling $1.4 million as of December 31, 2007 and 2006, which are comprised of deferred costs related to the issuance of licenses for K-Fuel facilities and a one-time payment made to Mr. Edward Koppelman, the inventor of the K-Fuel process.

        The deferred royalty costs associated with the issuances of licenses for K-Fuel represent the licensing fees paid to the Koppelman estate, described below. Such costs are amortized over the same period as the deferred revenue related to the underlying contracts.

        In 1996, we entered into a royalty amendment agreement with Mr. Koppelman, or subsequent to his death, the Koppelman estate, that reduced the cap for payments by $500,000 to $75.2 million and set the royalty percentage at 25% of our worldwide licensing and royalty revenue, as defined in the agreement. Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology. We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment. The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses. We are amortizing the $500,000 payment as license revenue is generated. In addition, Mr. Theodore Venners, our CSO, is entitled to 50% of net royalties paid to the Koppelman estate. As of December 31, 2007, there is $73.0 million remaining under the cap. Also, see discussion in Note 13—Commitments and contingencies—Royalties and Other Rights.

(7) Assets Held for Sale

        In June 2006, we entered into an agreement to purchase a 700,000 pound per hour Circulating Fluidized Bed boiler island, with the option to purchase two more. We entered into this agreement with the intent of using this boiler, and possibly the other two boilers, at one of our future K-Fuel plants in the Powder River Basin. As our current K-Fuel plant designs require different specifications for a

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(7) Assets Held for Sale (Continued)

boiler, we are in the process of selling our interest in the first boiler island. Effective January 31, 2008, we and the fabricator of the boiler island agreed to terminate the contract and as a result, all future financial obligations were also terminated. In March 2007, we decided to sell this boiler and classified the costs associated with the boiler as assets held for sale

        Pursuant to the guidance of Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144, we are required to evaluate the carrying value of the boiler if we are unable to sell the boiler after a twelve month period. As of the filing date of this annual report on Form 10-K, we do not have a firm purchase commitment for the sale of this boiler. We performed a fair value analysis using the following: 1) the probabilities of the sale of the boiler at the current recorded value; and 2) the probabilities of selling the boiler at less than its carrying value. As a result, of the analysis of the probabilities we calculated an estimated fair value of the boiler and recorded an impairment charge of $7.8 million in our Technology segment. We have been in discussions with several potential buyers for the sale of this boiler and anticipate the consummation of this sale in the future.

(8) Accrued liabilities

        Accrued liabilities consist of:

	December 31,
	2007	2006
	(in thousands)
Employee-related	$2,669	$2,402
Accrued interest on long-term debt	3,209	—
Services or goods received, not invoiced	1,541	2,240
Taxes, other than income taxes	631	1,086
Other	647	844

Total accrued liabilities	$8,697	$6,572

        Employee-related includes paid time off, payroll and bonuses. Services or goods received not invoiced primarily consists of goods and services at our Fort Union plant. Taxes, other than income taxes represent various accrued taxes including property, use and franchise taxes.

(9) Long-term Debt

  Convertible Secured Notes

        On July 30, 2007, we completed the sale of $95.0 million long-term debt due 2012 that were resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes are senior, secured obligations guaranteed by our wholly owned subsidiary, Evergreen Operations, LLC, and its subsidiaries, and secured by a first-priority security interest in (1) all of our equity interest in Evergreen Operations, LLC, (2) an escrow account established in connection with the offering, and (3) our and each of its subsidiaries' bank, investment, brokerage or similar accounts holding cash and cash equivalents, Evergreen Operations, LLC subject to certain exceptions. Our intellectual property rights relating to the K-Fuel refined coal process are held

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(9) Long-term Debt (Continued)

by a wholly owned subsidiary, which is not a subsidiary of Evergreen Operations, LLC and consequently, none of these intellectual property rights are included in the collateral securing the notes. Additionally, our subsidiaries C-Lock Technology, Inc. and Evergreen Energy Asia Pacific Corp. are also excluded from the collateral securing the notes. The notes contain covenants, that among other things, limit our ability and the ability of our subsidiary guarantors to incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect to our capital stock; create liens on certain assets to secure debt; and sell certain assets. We will pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008. The notes mature on August 1, 2012. We plan on using the remaining proceeds to fund operations, construct future K-Fuel and/or K-Direct plants and capital expenditures at our Buckeye location and for general corporate purposes.

        Holders may convert their notes into a number of shares of common stock or cash or a combination thereof, at our option, at the applicable conversion rate on any day up to and including the business day prior to the maturity date. The initial conversion rate for the notes is 190.4762 shares of our common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $5.25 per share, subject to adjustment upon the occurrence of certain events. If we undergo certain fundamental changes, as defined in the agreements, the holders of the notes may require us to repurchase the notes in cash at 100% of the principal amount plus any accrued and unpaid interest. Additionally, upon a fundamental change, the holders, if they elect to convert, will receive a conversion rate adjustment that will require us to increase the number of shares based on our stock price and the passage of time.

        If (1) the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least the conversion price, or the reduced interest rate threshold, and (2) if the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for at least 30 days following the reduced interest rate threshold, unless registration is no longer required, then the initial interest rate will be permanently decreased to 5.00%. In addition, if (1) the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least 130% of the then applicable conversion price, or the collateral release threshold, and (2) if the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use for at least 30 days following the collateral release threshold, unless registration is no longer required, then the security will be released, including the $18.0 million held in escrow, and the notes will become automatically subordinated. At such time as the security is released, we may redeem the notes at a redemption price payable in cash equal to 100% of the principal amount, plus any accrued and unpaid interest and an additional "coupon make whole payment." The "coupon make-whole" amount per $1,000 principal amount of notes will be equal to the present value of all remaining scheduled payments of interest on each note to be redeemed through the maturity date.

        We incurred $6.0 million of debt issuance costs relating to our convertible debt offering, which included $200,000 of accrued cost as of December 31, 2007. We are amortizing the debt issuance costs using the effective interest rate method over the life of our debt.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(9) Long-term Debt (Continued)

  Derivatives

        Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities," or FAS 133, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company's Own Stock," provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. Derivatives may be embedded in financial instruments, in our case our $95 million long-term debt (or the host instrument). Embedded derivatives are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host instrument and must be accounted for separately from the host instrument. The embedded derivative is measured at fair value with subsequent changes in the fair value being recognized in the statements of operations.

        We have evaluated our $95 million long-term debt and have concluded that our conversion adjustment upon the occurrence of a fundamental change is an embedded derivative that needs to be bifurcated for valuation purposes. Additionally, we have concluded that the potential decrease in our interest rate based on our common stock price is also is an embedded derivative that needs to be bifurcated. Both of these derivatives were determined to not be clearly and closely related to the host instrument. We used a fair value modeling technique to value these derivatives and recorded $3.2 million of long-term assets and a corresponding increase in long-term debt in our condensed consolidated balance sheets at the date of issue of our 8.00% Convertible Secured Notes. Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded $1.8 million of other expense during the year ended December 31, 2007 by decreasing the net derivative assets contained within other long-term assets to $1.4 million in our consolidated balance sheet at December 31, 2007.

(10) Stockholders' Equity

        On February 8, 2006, we sold 7 million shares of common stock at a price to the public of $18.75 per share pursuant to a follow-on common stock offering. On February 27, 2006, the underwriters exercised in full their over allotment option, purchasing an additional 1.1 million shares of common stock. Including the over-allotment, the offering totaled approximately 8.1 million shares of common stock at a price of $18.75, resulting in net proceeds of $144.6 million after deducting the underwriting discounts and commissions and estimated offering expenses. We used the proceeds from this offering to fund the acquisition of Buckeye, the improvements at our Fort Union plant and general corporate purposes.

        On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at approximately $2.2 million. We incurred $1.0 million in acquisition costs and reimbursed Buckeye's former parent $900,000 for cost incurred relating to capital projects.

        During the fourth quarter of 2005, we sold 191,000 shares of our common stock to Arch Coal Inc. for proceeds of $3 million, which were used for general corporate purposes. The shares were sold in connection with the execution of two agreements with Arch, which (1) allowed us to evaluate the potential of constructing and operating a plant at their Coal Creek mine site located in the Powder

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(10) Stockholders' Equity (Continued)

River Basin and (2) required us to issue warrants. We issued 2.5 million warrants to Arch to purchase our common stock. See further discussion of the warrants in Note 12—Warrants.

        During 2002, we entered into a series of transactions with three investor groups whereby we issued a total of 6.8 million shares of our common stock and 14.4 million warrants. The investors have certain rights pursuant to an investor rights agreement, including the right for one group to select two persons to serve on our Board of Directors. As of December 31, 2007, these two positions were not filled. This provision remains in force until the investors hold less than 400,000 shares of our common stock. During 2005, we renegotiated the investor rights agreement executed in connection with the issuance of the shares in 2002 to provide us greater flexibility in constructing and operating plants. Subsequent to the renegotiation, we and the investors have the following rights:

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

        Except for the right to select persons to serve on our Board of Directors, all other rights expire 20 years after the 25 million tons annual capacity threshold is reached or earlier, if the investors exercise their rights to 50 million tons of annual capacity.

(11) Stock Options, Stock Grants and Employee Benefit Plans

        We have five qualified stock plans, under which 12.5 million shares were reserved and 3.8 million shares are available for grant as of December 31, 2007. Pursuant to these plans we granted stock options, restricted stock and stock appreciation rights to directors, employees and outside consultants. In the past, we have also issued stock related to various compensation and fee agreements with certain employees that were not issued from our five plans. These grants were made pursuant to certain stock exchange rules. All but one of the five qualified plans has been registered with the Securities and Exchange Commission. The non-plan awards are generally registered with other registration statements that we periodically file. The five qualified stock plans and the non-plan awards are collectively referred to as "the plans."

        These plans are administered by the Compensation Committee of our Board of Directors, or the Committee, which has the authority to determine the specific terms of awards under these plans, including exercise price and vesting term, subject to certain restrictions of the Internal Revenue Code

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

regarding incentive stock options. The Committee can accelerate the vesting of an outstanding award at its sole discretion. Certain of the plans contain provisions requiring the acceleration of vesting of all outstanding awards in the event of a change in control, as defined in those plans. In addition, certain employee grants per the individual grant agreements contain provisions that accelerate the vesting of unvested outstanding awards upon a change in control. Stock options granted under the plans generally expire not more than ten years from the date of grant.

Stock-Based Compensation

        Effective January 1, 2006, we began measuring and recognizing compensation expense for all stock grants, options and warrants granted to employees, members of our board of directors and consultants in accordance with SFAS 123R, EITF 96-18 as well as other authorative pronouncements. SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards to non-employee directors and employees including stock options, restricted stock grants and stock purchases related to our employee stock purchase plan, based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS 123R; we apply the provisions of SAB 107 in the application of SFAS 123R.

        Under the guidance of SFAS 123R we are required to estimate the fair value of share-based payment awards on the grant date. We use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. Prior to the adoption of SFAS 123R, we accounted for share-based payment awards in accordance with Accounting Principals Board 25 "Accounting for Stock Issued to Employees", or APB 25, which generally provided that no compensation expense was recorded in connection with the granting of employee and non-employee directors stock options if the options were granted at prices at least equal to the fair value of the common stock at date of grant. Stock options granted to employees and non-employee directors were measured using the Black-Scholes option pricing model and were reflected in our pro-forma disclosures pursuant to SFAS 123 "Accounting for Stock-Based Compensation," or SFAS 123. We adopted SFAS 123R, using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods, including the year ended December 31, 2005, have not been restated to reflect the impact of SFAS 123R. In prior periods, our pro-forma disclosure under SFAS 123 did not include an estimate of forfeitures and, instead, accounted for forfeitures as they occurred.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        Had compensation expense for our stock options granted to employees and directors been recognized based on the fair value over the vesting period for the awards consistent with the method of SFAS 123, our pro forma net loss and net loss per share would have been reported as follows (in thousands, except for per share amounts):

Year ended December 31, 2005
Net loss, as reported	$(23,313)
Less: Share-based employee compensation expense included in reported net loss	1,230
Total share-based employee compensation expense determined under a fair value based method	(7,338)

Pro forma net loss	(29,421)

Basic and diluted net loss per share, as reported	$(0.35)

Pro forma basic and diluted net loss per share	$(0.44)

        Pursuant to SFAS 123R, share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Historically, the majority of option grants outstanding were to executives, consultants and to our CSO. We have estimated the forfeiture rate on each of these grantee groups based upon historical data.

        In the fourth quarter of 2005, we started granting restricted shares to non-executive employees. We have based the forfeiture rate for this grantee group on the historical data of the executive stratification, as we do not have sufficient historical data for non-executive employees.

        Lastly, during the fourth quarter of 2005, we granted restricted stock awards to certain of our executive officers, as further describe below, which contain accelerated vesting provisions. Our estimate of forfeitures for these grants is that they all will vest and, as a result, we have not reduced our expense by estimated forfeitures.

        The following table summarizes the assumptions used to value stock options grant in 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Weighted-average:
Risk free interest rate	4.50%	4.78%	3.89%
Expected option life (years)	3.0	3.0	6.7
Expected volatility	63%	57%	67%
Expected dividends	None	None	None

        We use the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options. Generally, our

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

option grants to non-employee board members vest immediately and expire on the third anniversary of the date of grant. As we do not pay dividends, the dividend rate variable in the Black- Scholes model is zero.

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

        Total non-cash compensation expense was $19.6 million and $9.8 million for the years ended December 31, 2007 and 2006, respectively, which is primarily reflected in general and administrative expenses.

Stock Option Grants

        Stock options granted under the plans to employees generally vest over five years from the grant date until fully vested. Stock options granted to directors usually vest 100% on date of grant and expire three years from the date of grant. All stock options granted during each of the three years ended December 31, 2007 were at exercise prices that were equal to or greater than the fair market value of our common stock on the date of grant. The following table summarizes our stock option activity, including both plan and non-plan options, for the three-year period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share
	(shares in thousands)
Outstanding, beginning of period	4,044	$10.86	4,678	$10.36	4,771	$5.26
Granted	82	7.36	50	12.31	2,200	11.50
Exercised	—	—	(555)	5.91	(1,813)	3.65
Expired and forfeited	(1,400)	13.64	(129)	9.40	(480)	7.75

Outstanding, end of period	2,726	$9.26	4,044	$10.86	4,678	$10.36

Options exercisable and expected to vest as of December 31, 2007	2,618	$9.07

Options exercisable, end of period	2,154	$8.12	2,115	$8.49	2,033	$6.52

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        Plan and non-plan stock options outstanding and exercisable as of December 31, 2007 are summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 2.75 - $ 3.00	292	2.2	$2.75	293	$2.75
$ 3.01 - $ 6.00	722	1.6	4.06	722	4.06
$ 6.01 - $ 9.00	281	3.2	7.92	281	7.88
$ 9.01 - $12.00	280	3.6	9.55	160	9.70
$12.01 - $15.00	841	4.1	13.84	569	13.76
$15.01 - $18.71	310	4.1	16.60	129	16.70

	2,726			2,154

        The following table summarizes the fair value of our stock option activity, including both plan and non-plan options, for non-vested option shares during the year ended December 31, 2007:

	Total	Weighted-Average Grant Date Fair Value
	(shares in thousands)
Non-vested, beginning of period	1,929	$13.53
Granted	82	7.36
Vested	(630)	11.68
Expired and forfeited	(809)	14.27

Non-vested, end of period	572	$13.83

        The total intrinsic value of options exercised is the difference between the exercise price of the option and the closing price of our common stock on the exercise date. The total intrinsic value of options exercised was $4.6 million and $21.8 million for the years ended December 31, 2006 and 2005, respectively. We had no options exercised during the year ended December 31, 2007.

        The aggregate intrinsic value of stock options is the difference between our closing stock price on December 31, 2007 and the exercise price multiplied by the number of options. All of our outstanding options, exercisable options and exercisable and expected to vest options had exercise prices greater than the closing price of our common stock at December 31, 2007. As a result, these options had no aggregate intrinsic value at December 31, 2007.

        We have granted 82,000, 50,000 and 2.2 million of stock option shares to our employees, directors and consultants for the years ended December 31, 2007, 2006 and 2005, respectively. The

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $7.36, $5.14 and $9.18, respectively.

        The total fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 were $4.8 million, $5.4 million and $3.4 million, respectively

        As of December 31, 2007, total unrecognized compensation expense related to non-vested stock options was $3.5 million. This expense is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Grants

        In the fourth quarter of 2005, the compensation committee of the board of directors began to grant restricted stock, rather than stock options, to employees and officers. Restricted stock grants issued to employees under the plans generally vest over three years from grant date until fully vested. Restricted stock grants to certain executive officers, contain accelerated vesting criteria and are more fully described below. In the fourth quarter of 2006, we began to grant restricted stock awards to employees that contain time and performance vesting criteria. These grants usually vest over a three to five year period with 20%-33% vesting each year, if the agreed upon performance criteria have been achieved.

        The following table summarizes our restricted stock grant activity for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Outstanding, beginning of period	2,364	2,100	—
Granted	988	296	2,240
Vested	(744)	(20)	(140)
Expired and forfeited	(596)	(12)	—

Outstanding, end of the period	2,012	2,364	2,100

Outstanding and expected to vest as of December 31, 2007	1,962

        The aggregate intrinsic value of restricted stock outstanding and restricted stock outstanding and expected to vest at December 31, 2007 was $4.5 million and $4.4 million, respectively.

        The weighted-average remaining vesting term of restricted stock outstanding at December 31, 2007 was 3.5 years.

        We have granted 988,000, 296,000 and 2.2 million shares of restricted stock to our employees, directors and consultants for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2007, 2006 and 2005 were $4.46, $15.43 and $15.28, respectively.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        The fair value of restricted stock is calculated by multiplying the number of restricted shares by the closing price of our common stock on December 31, of each year. The total fair value of restricted stock vested during the years ended December 31, 2007, 2006 and 2005 were $3.5 million, $358,000 and $2.4 million, respectively.

        As of December 31, 2007, total unrecognized compensation expense related to outstanding restricted stock grants was $15.5 million. This expense is expected to be recognized over a weighted-average period of 3.5 years.

        During the fourth quarter of 2005, we granted 2.0 million shares of restricted stock to certain of our executive officers. Full vesting of the stock will occur upon attainment of any of the following:

  •
  the average closing price of our common stock for the trading days within any 90 consecutive calendar day period equals or exceeds $45.05 per share;

  •
  annual gross revenues increase to $1 billion;

  •
  annual net operating cash flow increases to $250 million; or

  •
  change in control, as defined in the agreement occurs after the two-year anniversary of the agreement.

        Further, partial vesting, as defined in the agreement, may occur if certain lesser targets are achieved. Unless sooner vested pursuant to the incentive targets described above, the restricted stock shares will fully vest on the seventh anniversary of the date of the agreement so long as the individual is continually employed. Related to these awards, we recognized $12.6 million, $4.4 million and $679,000 of non-cash expense during the years ended December 31, 2007, 2006 and 2005, respectively. Pursuant to the employment agreements, we were required to transfer the 2 million shares to an escrow agent; such transfer occurred in February 2006.

        On April 19, 2007, we ceased our relationship with one of the executive officers referred to above. Pursuant to the terms of his employment agreement, he was entitled to acceleration of vesting with respect to 899,000 of the 1,000,000 shares of unvested common stock he was awarded in connection with his employment, and, as a result, we incurred a one-time $9.8 million non-cash charge for the year ended December 31, 2007. The 899,000 shares vested on July 18, 2007. The executive officer exercised a right pursuant to his employment agreement to have shares, which would have otherwise vested, withheld in satisfaction of his income tax liability from this vesting. As a result, we made a one-time cash payment of approximately $1.6 million to the appropriate taxing authorities related to his taxable income on this transaction. The withholding of these shares for taxes effectively represents a retirement of these shares and has been reflected as an adjustment to our additional paid-in capital during the year ended December 31, 2007.

Employee Stock Purchase Plan

        During the third quarter of 2005, the Committee and shareholders approved the establishment of an Employee Stock Purchase Plan. We have reserved 100,000 shares of our common stock that are eligible for issuance to employees. Until June 30, 2006, employees were able contribute to the plan, subject to certain maximum contributions, and be eligible for a discount November 1, 2005 or June 30,

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

2006, the first purchase date pursuant to the plan. After June 30, 2006, our employees are eligible for monthly purchases at the month end market price less a discount that we pay for our employees.

(12) Warrants

        Associated with various financing and other transactions and professional service agreements, we have issued transferable warrants to purchase common stock, which generally immediately vest. The following table summarizes the outstanding warrant activity for years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares
Outstanding, beginning of period	9,606	15,856	14,564
Granted	—	—	2,547
Exercised	(1,757)	(3,703)	(1,255)
Expired and cancelled	(553)	(2,547)	—

Outstanding, end of period	7,296	9,606	15,856
Expiration	2008-2010	2007-2010	2006-2010
Exercise price per share	$2.75	$2.75 - $8.52	$2.64 - $20.69

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(13) Commitments and Contingencies

Payment Obligations

        The following table summarizes our future commitments as of December 31, 2007:

	Payments due by period
	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Operating leases	$1,731	$1,748	$1,444	$1,186	$1,175	$28,185	$35,469
Capital lease and other obligations	111	—	—	—	—	—	111
Consulting and service commitments	776	500	500	500	500	10,000	12,776
Long-term debt	7,600	7,600	7,600	7,600	102,606	—	133,006

Total commitments	$10,218	$9,848	$9,544	$9,286	$104,281	$38,185	$181,362

        This table does not include accounts payable, accrued liabilities, or asset retirement obligations, which are reported in our December 31, 2007 Consolidated Balance Sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

        We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $784,000, $415,000 and $242,000, respectively. Additionally, included in operating leases is the rent obligation associated with our former headquarters totaling $942,000, a portion of which we have sub-leased but are not released from the obligation. Furthermore, included in operating leases is a 48-year port dock lease on the Ohio River, which we have the right to cancel upon six months written notice. If this lease were cancelled as of December 31, 2007, we would be obligated to pay $250,000 rather than the entire obligation of $24.5 million.

        Consulting and service commitments include an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. Additionally, consulting and service commitments includes our amended and restated our Umbrella Agreement with Bechtel. Through this new Program Management Agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. Failure to meet this commitment by 2014 could cost us up to the $10 million in termination fees which is included in the above table.

        Long-term debt includes our principal amount due 2012 and the 8% interest payments.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(13) Commitments and Contingencies (Continued)

Litigation

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

  •
  As described in further detail in Note 10—Stockholders' Equity, certain investors have the right to, among other things, develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects, subject to certain qualifications.

(14) Segments

        During the quarter ended September 30, 2007, we re-evaluated our segments and have expanded our segment presentation to better reflect how our results of operations are now evaluated and allocations of capital resources are determined. The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming. The Mining segment primarily represents the mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal and wash facilities. The C-lock segment reflects the operations related to our technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology. Our Technology segment allocates support costs to our other segments and are generally allocated on a percentage basis based either on number of employees or on total operating expenses plus capital expenditures. Our operations are principally conducted in the United States. Data through segment operating loss is what is provided to our Chief Operating Decision

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(14) Segments (Continued)

Maker. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting.

	For the Year Ended December 31, 2007
	Plant	Mining	C-Lock	Technology	Total
	(in thousands)
Operating revenues:
Mining	$36	$47,326	$—	$—	$47,362
K-Fuel refined coal and blended K-Fuel refined coal	1,081	—	—	—	1,081
Licensing	—	—	—	169	169
Consulting and other	45	—	—	—	45

Total operating revenue	1,162	47,326	—	169	48,657
Operating expenses:
General and administrative	6,166	4,380	2,290	30,195	43,031
Coal mining operating costs	—	43,093	—	—	43,093
Plant start-up costs	34,720	—	—	10	34,730
Cost of licensing and consulting revenue	24	—	—	53	77

Total segment operating expense	40,910	47,473	2,290	30,258	120,931

Segment operating loss	$(39,748)	$(147)	$(2,290)	$(30,089)	$(72,274)

Total assets	$2,822	$51,580	$1,236	$120,173	$175,811

Reconciliation to net loss:
Total Segment operating loss					$(72,274)
Depreciation, depletion and amortization					(8,383)
Research and development					(876)
Asset impairments and bad debt					(122,688)
Other income (expense)					(455)

Net loss					$(204,676)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(14) Segments (Continued)

	For the Year Ended December 31, 2006
	Plant	Mining	C-Lock	Technology	Total
	(in thousands)
Operating revenues:
Mining	$127	$35,810	$—	$—	$35,937
K-Fuel refined coal and blended K-Fuel refined coal	420	—	—	—	420
Licensing	—	—	—	319	319
Consulting and other	34	—	—	—	34

Total operating revenue	581	35,810	—	319	36,710
Operating expenses:
General and administrative	3,204	2,493	—	23,145	28,842
Coal mining operating costs	—	32,311	—	—	32,311
Plant start-up costs	26,189	—	—	143	26,332
Cost of licensing and consulting revenue	22	—	—	112	134

Total segment operating expense	29,415	34,804	—	23,400	87,619

Segment operating (loss) income	$(28,834)	$1,006	$—	$(23,081)	$(50,909)

Total assets	$96,835	$46,171	$—	$109,313	$252,319

Reconciliation to net loss:
Total Segment operating loss					$(50,909)
Depreciation, depletion and amortization					(5,526)
Research and development					(1,438)
Asset impairments and bad debt					(335)
Other income (expense)					6,681

Net loss					$(51,527)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(14) Segments (Continued)

	For the Year Ended December 31, 2005
	Plant	Mining	C-Lock	Technology	Total
	(in thousands)
Operating revenues:
Licensing	$—	$—	$—	$787	$787
Consulting and other	132	—	—	65	197

Total operating revenue	132	—	—	852	984
Operating expenses:
General and administrative	1,641	—	—	18,947	20,588
Coal mining operating costs	—	—	—	—	—
Plant start-up costs	1,484	—	—	38	1,522
Cost of licensing and consulting revenue	142	—	—	259	401

Total segment operating expense	3,267	—	—	19,244	22,511

Segment operating loss	$(3,135)	$—	$—	$(18,392)	$(21,527)

Reconciliation to net loss:
Total Segment operating loss					$(21,527)
Depreciation, depletion and amortization					(773)
Research and development					(1,605)
Asset impairments and bad debt					(1,255)
Other income (expense)					1,847

Net loss					$(23,313)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(15) Income Taxes

        Our operations are principally domestic, with income taxable at the federal statutory rate of 34% plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

	2007	2006
	(in thousands)
Gross deferred tax assets:
Net operating loss carryforwards	$103,024	$61,781
Depreciation and amortization	26,368	(1,143)
Accrued liabilities	831	2,166
Stock options and warrants	4,686	4,417
Deferred revenue	2,511	2,535
Reserve on note receivable	469	469
Prepaid expenses	(531)	—
Other	164	164

Gross deferred tax assets	137,522	70,389
Deferred tax assets valuation allowance	(137,522)	(70,389)

Net deferred tax assets	$—	$—

        We have recorded a valuation allowance for the full amount of our net deferred asset because, based upon an assessment of both negative and positive evidence, it is more likely than not that we will not realize such benefits in future tax returns. As of December 31, 2007 our tax return net operating loss carryforwards are approximately $276.0 million expiring in various amounts beginning in 2008; $1.7 million expired in 2007. We are evaluating various costs that we have incurred related to our Fort Union plant and mine site, including the impairment charge, to determine if they qualify as research and development tax credits. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income due to certain ownership changes, as defined in Section 382 of the Internal Revenue Code. Our tax return net operating loss carryforwards are significant. The tax years in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(15) Income Taxes (Continued)

        Our total provision for income taxes in 2007, 2006 and 2005 were different from the amount expected by applying the statutory federal income tax rate to our net loss as reported in our Consolidated Statement of Operations. The approximate differences are as follows:

	2007	2006	2005
	(in thousands)
Expected tax benefit on loss before income taxes (34%)	$(69,590)	$(17,519)	$(7,926)
Expected state tax benefit, net	(6,754)	(1,700)	(769)
Stock options and warrant exercises	5,727	(910)	(12,032)
Non-deductible items and other	3,484	(546)	1,070
Expiring net operating loss	—	—	1,655
Increase in valuation allowance	67,133	20,675	18,002

	$—	$—	$—

(16) Related Party Transactions

  Leasing

        On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc, or Hills Products. Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors. We have leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road truck into railcars. Prior to the execution of this agreement our independent Board members approved this transaction. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party. Per the agreement, we have committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded. During the year ended December 31, 2007, we paid Hills Production Group, Inc $24,000.

  Consulting

        We had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our CSO. We entered into agreements with Venners & Company for the providing of these services at a fixed monthly fee plus certain performance bonuses. In August 2007, we terminated one of the agreements and pursuant to the other agreement we are obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work. During the years ended December 31, 2007, 2006 and 2005, we paid Venners & Company $216,000, $306,000 and $346,000, respectively, in cash for consulting fees.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(16) Related Party Transactions (Continued)

  Licensing

        In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. In August 2007, the developer of the proprietary technology became an employee of Evergreen Energy. We made the first annual payment of $500,000 in 2007. Additionally, upon signing of the definitive agreement on June 7, 2007, we granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vest on April 3, 2008. We are required to recognize $600,000 of non-cash compensation expense ratably through April 3, 2008.

        In December 2004, we entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which we agreed to license to Cook Inlet Coal our proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal. Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal. Mr. John Venners, brother of our CSO, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.

  Royalties

        In addition, we are obligated to make licensing and royalty payments to a party related to Theodore Venners, our CSO. See further discussion in Note 6—Deferred Royalty Costs and Note 13—Commitments and Contingencies.

  Other

        In December 2007, our subsidiary, C-Lock Technology, Inc., in conjunction with IBM and Enterprise Information Management, Inc. developed a greenhouse gas meter called GreenCert. This meter was developed on IBM Websphere Portal-based software, which can calculate carbon reductions across multiple industries and devices. Two of our employees serve on the board of directors of Enterprise Information Management. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party. We paid Enterprise Information Management Inc. $1.3 million during the year ended December 31, 2007.

(17) Financial Statements of Guarantors

        The following information sets forth our consolidating statements of operations for the years ended December 31, 2007, 2006 and 2005; our consolidating balance sheets as of December 31, 2007 and 2006, and our consolidating statements of cash flows for the years ended December 31, 2007, 2006 and 2005. Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the parent, Evergreen Operations, LLC, the guarantor, and all

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

non-guarantor other subsidiaries on a combined basis. The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 82% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements, except for the parent presents the ownership in the subsidiaries under the equity method. Transactions effecting our consolidated stockholders' equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock in a public offering, warrant extension and debt issue costs. These transactions for all periods relate to our parent, Evergreen Energy Inc. with the exception of the sale of stock in Evergreen Asia Pacific for $3.6 million, net of offering costs, which is included in the column labeled Other.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$25,194	$—	$1,764	$—	$26,958
Accounts receivable, net	—	6,446	—	—	6,446
Marketable securities	22,500	—	2,000	—	24,500
Inventory	—	1,443	—	—	1,443
Prepaid and other assets	928	785	227	—	1,940

Total current assets	48,622	8,674	3,991	—	61,287
Property, plant and equipment, net of accumulated depreciation	4,880	20,596	406	—	25,882
Construction in progress	5,779	5,260	926	—	11,965
Mineral rights and mine development, net of accumulated depletion	—	19,363	—	—	19,363
Restricted cash and marketable securities	28,418	—	—	—	28,418
Debt issuance costs	5,587	—	—	—	5,587
Investment in subsidiaries	(222,341)	—	—	222,341	—
Due from subsidiaries	263,379	—		(263,379)	—
Other assets	2,731	509	1,454	—	4,694
Assets held for sale	18,615	—	—	—	18,615

	$155,670	$54,402	$6,777	$(41,038)	$175,811

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,772	$3,046	$—	$—	$6,818
Accrued liabilities	5,605	2,962	130	—	8,697
Other current liabilities	192	—	—	—	192

Total current liabilities	9,569	6,008	130	—	15,707
Long-term debt	97,971	—	—	—	97,971
Deferred revenue, less current portion	—	—	6,732		6,732
Due to parent	—	235,118	28,261	(263,379)	—
Asset retirement obligations	—	6,171	—	—	6,171
Other liabilities, less current portion	1,431	1,100	—	—	2,531

Total liabilities	108,971	248,397	35,123	(263,379)	129,112
Commitments and contingencies
Total equity (deficit)	46,699	(193,995)	(28,346)	222,341	46,699

	$155,670	$54,402	$6,777	$(41,038)	$175,811

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
	(As restated Note 18)
Assets
Current
Cash and cash equivalents	$32,581	$—	$137	$—	$32,718
Accounts receivable, net	—	6,011	—	—	6,011
Marketable securities	51,558	—	—	—	51,558
Inventory	—	1,260	—	—	1,260
Prepaid and other assets	1,147	1,149	55	—	2,351

Total current assets	85,286	8,420	192	—	93,898
Property, plant and equipment, net of accumulated depreciation	2,087	104,273	72	—	106,432
Construction in progress	13,733	9,526	249	—	23,508
Mineral rights and mine development, net of accumulated depletion	—	21,787	—	—	21,787
Restricted cash	3,910	—	—	—	3,910
Investment in subsidiaries	(60,263)	—	—	60,263	—
Due from subsidiaries	187,408	—	—	(187,408)	—
Other assets	1,349	—	1,435		2,784

	$233,510	$144,006	$1,948	$(127,145)	$252,319

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,012	$2,683	$—	$—	$7,695
Accrued liabilities	2,935	3,578	59	—	6,572
Other current liabilities	344	112	19	—	475

Total current liabilities	8,291	6,373	78	—	14,742
Deferred revenue, less current portion	—	—	6,732	—	6,732
Due to parent	—	168,775	18,633	(187,408)	—
Asset retirement obligations	—	5,626	—	—	5,626
Other liabilities, less current portion	235	—	—	—	235

Total liabilities	8,526	180,774	25,443	(187,408)	27,335
Commitments and contingencies
Total equity (deficit)	224,984	(36,768)	(23,495)	60,263	224,984

	$233,510	$144,006	$1,948	$(127,145)	$252,319

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$47,362	$—	$—	$47,362
K-Fuel refined coal and blended K-Fuel refined coal	—	1,081	—	—	1,081
Licensing	—	—	169	—	169
Consulting and other	—	45	—	—	45
Consulting and other to parent	—	161	—	(161)	—

Total operating revenue	—	48,649	169	(161)	48,657
Operating expenses:
General and administrative	28,293	10,546	4,192	—	43,031
Coal mining operating costs	716	42,377	—	—	43,093
Plant start-up costs	—	34,720	10	—	34,730
Depreciation, depletion and amortization	1,139	7,199	45	—	8,383
Research and development	—	—	876	—	876
Cost of licensing and consulting revenue	—	24	53	—	77
Cost of consulting revenue to parent	—	161	—	(161)	—
Asset impairments	11,508	111,180	—	—	122,688

Total operating expenses	41,656	206,207	5,176	(161)	252,878

Operating loss	(41,656)	(157,558)	(5,007)	—	(204,221)
Other income (expense):
Interest income	4,230	—	118	—	4,348
Interest expense	(3,429)	(4)	—	—	(3,433)
Other income, net	(1,729)	335	24	—	(1,370)

Total other income	(928)	331	142	—	(455)
Equity in loss of subsidiaries	(162,092)	—	—	162,092	—

Net loss	$(204,676)	$(157,227)	$(4,865)	$162, 092	$(204,676)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$35,937	$—	$—	$35,937
K-Fuel refined coal and blended K-Fuel refined coal	—	420	—	—	420
Licensing		—	319	—	319
Consulting and other	—	34	—	—	34
Consulting and other to parent	—	663	—	(663)	—

Total operating revenue	—	37,054	319	(663)	36,710
Operating expenses:
General and administrative	20,916	5,697	2,229	—	28,842
Coal mining operating costs	583	31,728	—	—	32,311
Plant start-up costs	—	26,189	143	—	26,332
Depreciation, depletion and amortization	573	4,915	38	—	5,526
Research and development	—	—	1,438	—	1,438
Cost of consulting and licensing revenue	—	22	112	—	134
Cost of consulting revenue to parent	—	663	—	(663)	—
Asset impairments	—	40	295	—	335

Total operating expenses	22,072	69,254	4,255	(663)	94,918

Operating loss	(22,072)	(32,200)	(3,936)	—	(58,208)
Other income (expense):
Interest income	5,606	1	—	—	5,607
Interest expense	(2)	(4)	—	—	(6)
Other income, net	1,063	16	1	—	1,080

Total other income	6,667	13	1	—	6,681

Equity in loss of subsidiaries	(36,122)	—	—	36,122	—

Net loss	$(51,527)	$(32,187)	$(3,935)	$36,122	$(51,527)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2005

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Licensing	$—	$—	$787	$—	$787
Consulting and other	—	132	65	—	197
Consulting and other to parent	—	649	—	(649)	—

Total operating revenue	—	781	852	—	984
Operating expenses:
General and administrative	18,924	1,641	23	—	20,588
Plant start-up costs	—	1,484	38	—	1,522
Depreciation, depletion and amortization	387	361	25	—	773
Research and development	—	—	1,605	—	1,605
Cost of consulting and licensing revenue	—	142	259	—	401
Cost of consulting revenue to parent	—	649	—	(649)	—
Bad debt	1,255	—	—	—	1,255

Total operating expenses	20,566	4,277	1,950	(649)	26,144

Operating loss	(20,566)	(3,496)	(1,098)	—	(25,160)
Other income (expense):
Interest income	1,865	—	1	—	1,866
Interest expense	(5)	2	—	—	(3)
Other (expense) income, net	(13)	—	(3)	—	(16)

Total other income	1,847	2	(2)	—	1,847
Equity in loss of subsidiaries	(4,594)	—	—	4,594	—

Net loss	$(23,313)	$(3,494)	$(1,100)	$4,594	$(23,313)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating activities:
Net loss	$(204,676)	$(157,227)	$(4,865)	$162,092	$(204,676)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	18,547	1,077	—	—	19,624
Depreciation, depletion and amortization	1,139	7,199	45	—	8,383
Derivative fair value adjustments	1,730	—	—	—	1,730
Amortization of initial fair value of derivative	(229)	—	—	—	(229)
Asset impairments	11,508	111,180	—	—	122,688
Asset retirement obligation accretion	—	287	—	—	287
Net loss in subsidiaries	162,092	—	—	(162,092)	—
Amortization of debt issuance costs	397	—	—	—	397
Gain sale of fixed assets	9	(277)	—	—	(268)
Other	(9)	10	1	—	2
Changes in operating assets and liabilities:
Accounts receivable	—	(459)	—	—	(459)
Inventory	—	(183)	—	—	(183)
Prepaids and other assets	234	74	(189)	—	119
Deferred revenue and other obligations	(260)	(45)	(19)	—	(324)
Accounts payable and accrued expenses	1,291	22	15	—	1,328

Cash used in operating activities	(8,227)	(38,342)	(5,012)	—	(51,581)

Investing activities:
Purchases of construction in progress	(22,180)	(26,560)	(623)	—	(49,363)
Purchases of property, plant and equipment	(2,725)	(981)	(390)	—	(4,096)
Proceeds from the sale of assets	18	916	—	—	934
Purchase of marketable securities	(74,613)	—	(2,000)	—	(74,613)
Proceeds from maturities of marketable securities	101,672	—	—	—	101,672
Restricted cash and marketable securities	(24,508)	(220)	—	—	(24,728)
Other	(42)	—	—	—	(42)

Cash used in investing activities	(20,378)	(26,845)	(3,013)	—	(50,236)

Financing Activities:
Payments to parent/subsidiaries	(124,075)	(52,884)	—	176,959	—
Proceeds from issuance of convertible debt	95,000	—	—	—	95,000
Advances /from parent/subsidiaries	52,884	118,138	5,937	(176,959)	—
Proceeds from exercise of options and warrants	4,853	—	—	—	4,853
Proceeds from sale of stock in subsidiary, net of offering costs	—	—	3,715	—	3,715
Payments of debt issuance costs	(5,785)	—	—	—	(5,785)
Payment of payroll tax liability in exchange for common stock	(1,641)	—	—	—	(1,641)
Payments on capital leases and note payable	(18)	(67)	—	—	(85)

Cash provided by financing activities	21,218	65,187	9,652	—	96,057

Increase (decrease) in cash and cash equivalents	(7,387)	—	1,627	—	(5,760)
Cash and cash equivalents, beginning of year	32,581	—	137	—	32,718

Cash and cash equivalents, end of year	$25,194	$—	$1,764	$—	$26,958

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
	(As restated Note 18)
Operating activities:
Net loss	$(51,527)	$(32,187)	$(3,935)	$36,122	$(51,527)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	10,916	582	—	—	11,498
Depreciation, depletion and amortization	573	4,915	38	—	5,526
Equity in loss of subsidiaries	36,122	—	—	(36,122)	—
Asset impairments	—	37	298	—	335
Asset retirement obligation accretion	—	229	—	—	229
Other	(36)	(28)	—	—	(64)
Changes in operating assets and liabilities:
Accounts receivable	—	(1,402)	—	—	(1,402)
Inventory	—	941	—	—	941
Prepaids and other assets	(584)	(205)	(19)		(808)
Deferred revenue and other obligations	252	45	(19)	—	278
Accounts payable and accrued expenses	5,116	(508)	(49)	—	4,559

Cash (used in) provided by operating activities	832	(27,581)	(3,686)	—	(30,435)

Investing activities:
Purchases of construction in progress	(13,150)	(27,772)	(533)	—	(41,455)
Purchases of property, plant and equipment	(1,607)	(3,532)	(33)	—	(5,172)
Cash paid for acquisition, net of cash received	—	(36,913)	—	—	(36,913)
Purchase of marketable securities	(113,309)	—	—	—	(113,309)
Proceeds from maturities of marketable securities	85,624	—	—	—	85,624
Purchases of mineral rights and development	—	(1,026)	—	—	(1,026)
Restricted cash	1,287	—	—	—	1,287
Other	28	26	—	44	98

Cash used in investing activities	(41,127)	(69,217)	(566)	44	(110,866)

Financing Activities:
Payments to parent/subsidiaries	(134,160)	(34,703)	—	168,863	—
Advances from parent/subsidiaries	34,703	129,963	4,241	(168,907)	—
Proceeds from the exercise of options and warrants	24,619	—	—	—	24,619
Proceeds from issuance of common stock, net of offering costs	144,559	—	—	—	144,559
Payments on capital leases and note payable	(64)	(14)	—	—	(78)

Cash provided by financing activities	69,657	95,246	4,241	(44)	169,100

Increase (decrease) in cash and cash equivalents	29,362	(1,552)	(11)	—	27,799
Cash and cash equivalents, beginning of year	3,219	1,552	148	—	4,919

Cash and cash equivalents, end of year	$32,581	$—	$137	$—	$32,718

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2005

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
	(As restated Note 18)
Operating activities:
Net loss	$(23,313)	$(3,495)	$(1,099)	$4,594	$(23,313)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	10,995	—	—	—	10,995
Depreciation, depletion and amortization	387	361	25	—	773
Bad debt	1,255	—	—	—	1,255
Equity in loss of subsidiaries	4,594	—	—	(4,594)	—
Asset retirement obligation accretion	—	103	—	—	103
Other	2	—	—	—	2
Changes in operating assets and liabilities:
Receivable from related party	750	—	—	—	750
Inventory	—	(64)	—	—	(64)
Prepaids and other assets	(286)	(31)	(11)	—	(327)
Deferred revenue and other obligations	(101)	—	(616)	—	(718)
Accounts payable and accrued expenses	(5,223)	3,624	72	—	(1,527)

Cash (used in) provided by operating activities	(10,940)	498	(1,629)	—	(12,071)

Investing activities:
Purchases of construction in progress	—	(47,084)	—	—	(47,084)
Purchases of property, plant and equipment	(234)	(565)	(52)	—	(851)
Purchase of marketable securities	(54,674)	—	—	—	(54,674)
Proceeds from maturities of marketable securities	30,800	—	—	—	30,800
Cash paid for acquisition, net of cash received	—	(573)	—	—	(573)
Restricted cash	(1,798)	—	—	—	(1,798)
Other	283		—	39	322

Cash used in investing activities	(25,623)	(48,222)	(52)	39	(73,858)

Financing Activities:
Payments to parent/subsidiaries	(50,566)	—	—	50,566	—
Advances from parent/subsidiaries	—	49,263	1,342	(50,605)	—
Proceeds from the exercise of options and warrants	11,699	—	—	—	11,699
Payments on capital leases	(232)	—	—	—	(232)

Cash provided by financing activities	(39,099)	49,263	1,342	(39)	11,467

Increase (decrease) in cash and cash equivalents	(75,662)	1,539	(339)	—	(74,462)
Cash and cash equivalents, beginning of year	78,881	13	487	—	79,381

Cash and cash equivalents, end of year	$3,219	$1,552	$148	$—	$4,919

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(18) Restatement of Consolidated Balance Sheet and Consolidated Statements of Cash Flows

        We identified an error related to the classification of certain investments, primarily auction rate securities, as cash and cash equivalents rather than marketable securities. As a result, of this error we determined that the consolidated balance sheet at December 31, 2006 and the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 should be restated. The restatement is necessary to properly classify auction rate securities as marketable securities, which we classify as available-for-sale in accordance with SFAS 115. These errors did not result in any changes to the consolidated statements of operations, the consolidated statements of stockholders' equity, total current assets, total assets, total liabilities and total stockholder's equity on the consolidated balance sheets for any of the previously reported periods, however, the effect on the statements of cash flows and on the cash and marketable securities balances on the balance sheet were considered material.

        Following is a summary of the effects of the restatement on our consolidated financial statements:

	As previously reported	Adjustments	As restated
Balance Sheet December 31, 2006
Cash and cash equivalents	$74,518	$(41,800)	$32,718
Marketable securities	9,758	41,800	51,558
Statement of Cash Flows December 31, 2006
Purchases of marketable securities	$(17,733)	$(95,576)	$(113,309)
Proceeds from marketable securities	7,974	77,650	85,624
Cash used in investing activities	(92,940)	(17,926)	(110,866)
Increase (decrease) in cash and cash equivalents	$45,725	$(17,926)	$27,799
Cash and cash equivalents, beginning of year	28,793	(23,874)	4,919
Cash and cash equivalents, end of year	74,518	(41,800)	32,718
Statement of Cash Flows December 31, 2005
Purchases of marketable securities	$—	$(54,674)	$(54,674)
Proceeds from marketable securities	—	30,800	30,800
Cash used in investing activities	(49,984)	(23,874)	(73,858)
Increase (decrease) in cash and cash equivalents	(50,588)	(23,874)	(74,462)
Cash and cash equivalents, end of year	28,793	(23,874)	4,919

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2007, 2006 and 2005

(19) Selected Quarterly Financial Data (Unaudited)

        The following table presents selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
2007
Revenues	$11,088	$12,088	$12,893	$12,588	$48,657
Operating loss	(17,062)	(28,329)	(21,827)	(137,003)	(204,221)
Net loss	(15,990)	(27,649)	(19,366)	(141,671)	(204,676)
Basic and diluted net loss per common share	(0.20)	(0.34)	(0.23)	(1.72)	(2.49)
2006
Revenues	185	11,499	12,097	12,929	36,710
Operating loss	(7,338)	(12,195)	(18,907)	(19,768)	(58,208)
Net loss	(6,228)	(9,539)	(17,363)	(18,397)	(51,527)
Basic and diluted net loss per common share	$(0.09)	$(0.12)	$(0.22)	$(0.23)	$(0.66)

Fourth Quarter 2007 Discussion

        We incurred $118.9 million of impairment charges during the fourth quarter.

Fourth Quarter 2006 Discussions

        We recognized non-cash compensation expense of $2.4 million related to non-cash compensation to employees.