Form 10-Q
period 2008-03-31
EVERGREEN ENERGY INC
filed 2008-05-09
CIK 912365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 5, 2008, there were 84,620,404 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007
	(in thousands)

Assets
Current:
Cash and cash equivalents	$26,564	$26,958
Accounts receivable	4,796	6,446
Marketable securities	2,000	24,500
Inventory	1,657	1,443
Prepaid and other assets	2,088	1,940
Total current assets	37,105	61,287
Property, plant and equipment, net of accumulated depreciation	26,251	25,882
Construction in progress	13,179	11,965
Mineral rights and mine development, net of accumulated depletion	18,923	19,363
Restricted cash	28,272	28,418
Debt issue costs, net of amortization	5,355	5,587
Other assets	4,058	4,694
Assets held for sale	18,615	18,615
	$151,758	$175,811

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,899	$6,818
Accrued liabilities	6,935	8,697
Other current liabilities	282	192
Total current liabilities	12,116	15,707
Long-term debt	97,831	97,971
Deferred revenue, less current portion	6,732	6,732
Asset retirement obligations	6,245	6,171
Deferred rent and other liabilities, less current portion	2,405	2,531
Total liabilities	125,329	129,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 84,464 and 84,327 shares issued and outstanding, respectively	84	84
Additional paid-in capital	456,807	454,688
Accumulated deficit	(430,462)	(408,073)
Total stockholders’ equity	26,429	46,699
	$151,758	$175,811

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except for per share amounts)
Operating revenues:
Mining	$11,742	$10,942
K-Fuel refined coal and blended K-Fuel refined coal	291	100
Consulting and other	—	46
Total operating revenue	12,033	11,088

Operating expenses:
Coal mining operating costs	10,412	10,238
Plant costs	11,209	7,893
General and administrative	9,026	7,730
Depreciation, depletion and amortization	1,989	1,921
Research and development	53	346
Cost of consulting and other revenue	—	22
Total operating expenses	32,689	28,150

Operating loss	(20,656)	(17,062)

Other income (expense):
Interest income	665	1,026
Interest expense	(1,778)	—
Other (expense) income, net	(620)	46
Total other income (expense)	(1,733)	1,072

Net loss	$(22,389)	$(15,990)

Basic and diluted net loss per common share	$(0.27)	$(0.20)
Weighted-average common shares outstanding	83,341	81,433

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands)

Balance at January 1, 2008	84,327	$84	$454,688	$(408,073)	$46,699
Common stock issued on exercise of options, warrants and other	20	—	55	—	55
Share-based compensation expense related to employees, directors and consultants	117	—	2,086	—	2,086
Other			(22)		(22)
Net loss	—	—	—	(22,389)	(22,389)
Balance at March 31, 2008	84,464	$84	$456,807	$(430,462)	$26,429

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
		(As Restated Note 10)
	(in thousands)

Operating activities:
Net loss	$(22,389)	$(15,990)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	2,086	2,813
Depreciation, depletion and amortization	1,989	1,921
Asset retirement obligation accretion	74	70
Derivative fair value adjustment	640	—
Amortization of debt issuance costs	246	—
Amortization of initial fair value of derivative	(141)	—
Other	(14)	(59)
Changes in operating assets and liabilities:
Accounts receivable	1,644	740
Inventory	(214)	(605)
Prepaid expenses and other assets	(103)	(418)
Deferred revenue and other obligations	(35)	(308)
Accounts payable and accrued expenses	(3,719)	(3,204)
Cash used in operating activities	(19,936)	(15,040)

Investing activities:
Purchases of construction in progress	(3,017)	(12,332)
Purchases of property, plant and equipment	(128)	(1,052)
Purchases of marketable securities	(5,000)	(9,814)
Proceeds from maturities of marketable securities	27,500	24,300
Restricted cash	146	(2,949)
Other	5	88
Cash provided (used) in investing activities	19,506	(1,759)

Financing Activities:
Proceeds from exercise of options and warrants	55	2,346
Payments on capital leases and other	(19)	(9)
Cash (used) provided by financing activities	36	2,337

Increase (decrease) in cash and cash equivalents	(394)	(14,462)
Cash and cash equivalents, beginning of period	26,958	47,180
Cash and cash equivalents, end of period	$26,564	$32,718

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

 Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Direct plants refer to our patented process and technology.

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

On March 19, 2008, we suspended operations at our Fort Union plant and mine site.  This will enable us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process.  Bechtel Power Corporation (Bechtel), has completed the enhanced standard processing tower design based upon the results of the testing completed by us at the Fort Union plant.  Additionally, suspending production at this site will further enable us to reduce our cash expenditures.  Currently we are positioned to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites.  Alternatively, we are evaluating and anticipate redeploying some of the equipment to a future K-Fuel facility site.

Further, on January 8, 2008, following successful test results for product performance and stability, Evergreen Energy, our subsidiary Evergreen Energy Asia Pacific Corp., and Sumitomo Corporation have agreed with a major Indonesian mining group to proceed with development of engineering specifications, economic evaluation, marketability analysis and further coal tests for a 1.5 million tons per year K-Fuel plant on the Indonesian island of Kalimantan, with the intent to expand the plant capacity in future years.

These financial statements and related notes thereto contain unaudited information as of and for the three months ended March 31, 2008 and 2007.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations, financial position, and cash flows as of and for the three months ended March 31, 2008 and 2007.  The condensed consolidated results of operations for the three months and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of March 31, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on March 24, 2008.

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

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency.  During the fourth quarter of 2005, we granted 2 million shares of restricted stock to three of our executive officers, which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement.  Such unvested shares were transferred to an escrow agent during the first quarter of 2006.  As a result, such shares are reflected as outstanding in the consolidated financial statements.  However, as the vesting criteria have not yet been attained, the shares in escrow are excluded from the net loss per share calculations due to the contingent status of the shares.  On April 19, 2007, we ceased our relationship with one of the executive officers who held contingent shares.  Pursuant to the terms of his employment agreement, he was entitled to acceleration of vesting on July 19, 2007 with respect to 899,000 of the 1 million shares of unvested common stock he was awarded in connection with his employment agreement.

These accelerated vested shares are reflected as outstanding and are included in the net loss per share calculation as of March 31, 2008, but were excluded from the net loss per share calculation in March 31, 2007.

The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended March 31, 2008 and 2007 were 30.5 million and 15.0 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential convertible shares relating to our 8.00% convertible secured notes See Note—4 Long-term Debt.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Marketable securities. During the quarter ended March 31, 2008 we liquidated, at par, $22.5 million in student loan-backed auction rate securities.  As of March 31, 2008, we held a remaining balance of $2 million of such securities.  We estimate the fair value of these marketable securities to be approximately equal to the par.  Our estimate is based upon consideration of various factors including the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.  If the issuer and guarantor are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of our investment in auction rate securities through impairment charges.  We expect that we will be able to liquidate, at par, our remaining marketable securities before we will need such funds for our operations.

Inventory.  Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market.  Our practice is to value coal and purchased coal based on the average cost method by the applicable type of coal.  Inventory principally consisted of $1.2 million and $1.1 million of washed or prepared coal, raw coal and inventory in transit and $434,000 and $317,000 of spare parts and supplies as of March 31, 2008 and December 31, 2007, respectively.

Recently Adopted Accounting Pronouncements.  In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments.  Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

           Fair Value Hierarchy

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	( in thousands)
Recurring:
Embedded derivatives	$830	$—	$—	$830
Auction Rate Securities	2,000	—	—	2,000

The following table represents the change in fair value for the three months ended March 31, 2008:

	Balance at December 31, 2007	Realized loss	Balance at March 31, 2008
	(in thousands)
Embedded derivatives (1)	$1,470	$(640)	$830
Auction Rate Securities (2)	2,000	—	2,000
____________________

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control and probabilities of our future stock prices.  We use a Monte-Carlo fair value model run with thousands of iterations to fair value our derivative.  Our embedded derivatives are recorded in other long-term assets with the fair value adjustment recorded in other (expense)/ income on our condensed consolidated balance sheet and our condensed consolidated statements of operations, respectively.

(2)
We are required to make significant estimates and assumptions when fair valuing auction rate securities.  Our estimate is based upon consideration of various factors including the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.

 On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We elected not to adopt this pronouncement and as a result it did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS 141R).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the FASB issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company’s equity.  SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  We currently have a non-controlling interest in our consolidated financial statements.  We are in the process of evaluating the adoption of the pronouncement but we do not expect the provisions of FAS No. 160 to have a material impact on our financial statements.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”) which enhances the disclosure requirements about derivatives and hedging activities.  SFAS 161 requires additional narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and what impact they have on financial position, results of operations and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Although certain additional narrative disclosures may be required in our future financial statements, our only derivative is embedded within our long-term debt obligation and as a result we do not expect the adoption of FAS 161 to result in a material impact on our financial position, results of operations or cash flows.

 (3)   Supplemental Cash Flow Information

	March 31, 2008	March 31, 2007
	(in thousands)

Cash paid for interest	$3,800	$—
Interest capitalized	102	—
Accounts payable and accrued expenses included in construction in progress	772	3,000
Accounts payable and accrued expenses included in property, plant and equipment	2	790
Transfers from construction in progress to property, plant and equipment	1,766	238

(4)   Long-term Debt

On July 30, 2007, we completed the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012.  We have evaluated these notes and have concluded that they contain embedded derivatives that need to be bifurcated for valuation purposes.  We used fair value modeling techniques to value these derivatives and recorded $3.2 million of long-term assets and a corresponding increase in long-term debt in our condensed consolidated balance sheets at the date of issue of our 8.00% Convertible Secured Notes.  Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded $640,000 of other expense during the quarter ended March 31, 2008 by decreasing the net derivative assets contained within other assets to $830,000 in our condensed consolidated balance sheet at March 31, 2008.  For further details see Note 9 “Long-term Debt” of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

(5)   Segments

During the quarter ended September 30, 2007, we re-evaluated our segments and have expanded our segment presentation to reflect how our results of operations are now evaluated and allocations of capital resources are determined.  The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming.  The Mining segment primarily represents the mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal and wash facilities.  The C-Lock segment reflects the operations related to our technology to standardize the measurement of carbon emissions in energy, agricultural and other business sectors.  The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology.  Our Technology segment allocates support costs to our other segments which are generally allocated on a percentage basis based either on number of employees or on total operating expenses plus capital expenditures.  Our operations are principally conducted in the United States.  Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting.

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
	Plant	Mining	C-Lock	Technology	Total	Plant	Mining	C-Lock	Technology	Total
	(in thousands)

Operating revenues:
Mining	$—	$11,742	$—	$—	$11,742	$—	$10,942	$—	$—	$10,942
K-Fuel refined coal and blended K-Fuel refined coal	291	—	—	—	291	100	—	—	—	100
Consulting and other	—	—	—	—	—	41	—	—	5	46
Total segment revenue	291	11,742	—	—	12,033	141	10,942	—	5	11,088

Operating expenses:
Coal mining operating costs	—	10, 412	—	—	10,412	—	10,238	—	—	10,238
Plant costs	11,209	—	—	—	11,209	7,893	—	—	—	7,893
General and administrative	1,727	1,136	1,083	5,080	9,026	1,447	1,201	108	4,974	7,730
Cost of consulting and other revenue	—	—	—	—	—	21	—	—	1	22
Total segment operating expense:	12, 936	11, 548	1,083	5,080	30,647	9,361	11,439	108	4,975	25,883

Segment operating (loss) income	$(12,645)	$194	$(1,083)	$(5,080)	$(18,614)	$(9,220)	$(497)	$(108)	$(4,970)	$(14,795)

Total assets	$2,762	$49,593	$2,147	$97,256	$151,758

Reconciliation to net loss:

Total segment operating (loss) Income					$(18,614)					$(14,795)
Depreciation, depletion and Amortization					(1,989)					(1,921)
Research and development					(53)					(346)
Other income (expense), net					(1,733)					1,072
Net loss					$(22,389)					$(15,990)

 (6) Stock Grants, Options and Warrants.

We grant restricted stock and options to employees, members of our board of directors and consultants in connection with our various business activities.  In the past we also granted warrants to members of our board and consultants.  These are accounted for in accordance with the provisions of SFAS 123R and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” as well as other authoritative accounting pronouncements.  We are required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

We use the Black-Scholes option-pricing model to value stock options.  The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options.  Generally, our option grants to non-employee board members vest immediately and expire on the third anniversary of the date of grant.  Additionally, we granted 644,000 stock options to our employees during the first quarter of 2008 which vest in five equal installments beginning on March 14, 2008.  As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  The following table summarizes the assumptions used to value stock options granted during the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Weighted-average:
Risk free interest rate	3.56%	4.5%
Expected option life (years)	10	3
Expected volatility	72%	63%
Expected dividends	None	None

(7)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through March 31, 2008, we have made cumulative royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the maximum potentially owed under the cap to $73.0 million.  Mr. Theodore Venners, our Chief Strategy Officer, CSO, is entitled to 50% of net distributable royalties disbursed to the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc., or Hills Products.  Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors.  We have leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars.  Prior to the execution of this agreement, our independent Board members approved this transaction.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  Per the agreement, we have committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.  We paid $7,000 and $5,000 for leasing fees for the three months ended March 31, 2008 and 2007, respectively.  As a result of the idling of our Fort Union plant, we anticipate that these costs will decrease or cease.

Consulting

We had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our CSO.  We entered into agreements with Venners & Company for the providing of these services at a fixed monthly fee plus certain performance bonuses.  In August 2007, we terminated one of the agreements and pursuant to the other agreement we are obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work.  During the three months ended March 31, 2008 and 2007, we paid Venners & Company $23,000 and $23,000 respectively, in cash for consulting fees.

Licensing

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements.  In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract.  In August 2007, the developer of the proprietary technology became an employee of Evergreen Energy.  Additionally, upon signing of the definitive agreement on June 7, 2007, we granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vested on April 3, 2008.  We recognized $600,000 of non-cash compensation expense ratably through April 3, 2008.

In December 2004, we entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which we agreed to license to Cook Inlet Coal our proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal.  Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal.  Mr. John Venners, brother of our CSO, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.  Effective May 1, 2007, the licensing agreement was assigned to a third party.

Other

In December 2007, our subsidiary, C-Lock Technology, Inc., in conjunction with IBM and Enterprise Information Management, Inc., developed a greenhouse gas meter called GreenCert.  This meter was developed on IBM Websphere Portal-based software, which can calculate carbon reductions across multiple industries and devices.  Two of our employees serve on the board of directors of Enterprise Information Management.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  We paid Enterprise Information Management, Inc. $477,000 and $0 during the three months ended March 31, 2008 and 2007, respectively.

On November 14, 2007, we granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers, employees of Evergreen Energy and certain employees of C-Lock Technology, Inc.  In the aggregate these share grants represent an 18% ownership interest in C-Lock Technology, Inc.

(8)   Commitments and Contingencies

Litigation

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

 (9)  Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three months ended March 31, 2008 and 2007; our consolidating balance sheets as of March 31, 2008 and December 31, 2007, and our consolidating statements of cash flows for the three months ended March 31, 2008 and 2007.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the parent, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis.  The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances.  Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 82% owned by us, all of our other subsidiaries are 100% owned.  The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements and except for the parent, present the ownership in the subsidiaries under the equity method.  Transactions effecting our condensed consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock in a public offering, warrant extension and debt issue costs.  These transactions for all periods relate to our parent, Evergreen Energy Inc. with the exception of the sale of stock in Evergreen Asia Pacific for $3.6 million, net of offering costs, which is included in the column labeled Other.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG BALANCE SHEETS
MARCH 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets

Current:
Cash and cash equivalents	$24,968	$—	$1,596	$—	$26,564
Accounts receivable, net	—	4,796	—	—	4,796
Marketable securities	—	—	2,000	—	2,000
Inventory	—	1,657	—	—	1,657
Prepaid and other assets	1,132	393	563	—	2,088
Total current asset	26,100	6,846	4,159	—	37,105
Property, plant and equipment, net of accumulated depreciation	4,616	21,264	371	—	26,251
Construction in progress	6,799	4,813	1,567	—	13,179
Mineral rights and mine development, net of accumulated depletion	—	18,923	—	—	18,923
Restricted cash	28,272	—	—	—	28,272
Debt issuance costs, net of amortization costs	5,355	—	—	—	5,355
Investment in subsidiaries	(237,388)	—	—	237,388	—
Due from subsidiaries	278,561	—	—	(278,561)	—
Other assets	2,092	509	1,457	—	4,058
Assets held for sale	18,615	—	—	—	18,615
	$133,022	$52,355	$7,554	$(41,173)	$151,758
Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable	$2,254	$2,645	$—	$—	$4,899
Accrued liabilities	4,836	1,806	293	—	6,935
Other current liabilities	282	—	—	—	282
Total current liabilities	7,372	4,451	293	—	12,116
Long-term debt	97,831	—	—	—	97,831
Deferred revenue, less current portion	—	—	6,732	—	6,732
Due to parent	—	248,452	30,109	(278,561)	—
Asset retirement obligations	—	6,245	—	—	6,245
Other liabilities, less current portion	1,390	1,015	—	—	2,405
Total liabilities	106,593	260,163	37,134	(278,561)	125,329
Commitments and contingencies
Total equity (deficit)	26,429	(207,808)	(29,580)	237,388	26,429
	$133,022	$52,355	$7,554	$(41,173)	$151,758

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG BALANCE SHEETS
DECEMBER 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$25,194	$—	$1,764	$—	$26,958
Accounts receivable, net	—	6,446	—	—	6,446
Marketable securities	22,500	—	2,000	—	24,500
Inventory	—	1,443	—	—	1,443
Prepaid and other assets	928	785	227	—	1,940
Total current assets	48,622	8,674	3,991	—	61,287
Property, plant and equipment, net of accumulated depreciation	4,880	20,596	406	—	25,882
Construction in progress	5,779	5,260	926	—	11,965
Mineral rights and mine development, net of accumulated depletion	—	19,363	—	—	19,363
Restricted cash and marketable securities	28,418	—	—	—	28,418
Debt issuance costs, net of amortization	5,587	—	—	—	5,587
Investment in subsidiaries	(222,341)	—	—	222,341	—
Due from subsidiaries	263,379	—		(263,379)	—
Other assets	2,731	509	1,454	—	4,694
Assets held for sale	18,615	—	—	—	18,615
	$155,670	$54,402	$6,777	$(41,038)	$175,811
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,772	$3,046	$—	$—	$6,818
Accrued liabilities	5,605	2,962	130	—	8,697
Other current liabilities	192	—	—	—	192
Total current liabilities	9,569	6,008	130	—	15,707
Long-term debt	97,971	—	—	—	97,971
Deferred revenue, less current portion	—	—	6,732		6,732
Due to parent	—	235,118	28,261	(263,379)	—
Asset retirement obligations	—	6,171	—	—	6,171
Other liabilities, less current portion	1,431	1,100	—	—	2,531
Total liabilities	108,971	248,397	35,123	(263,379)	129,112
Commitments and contingencies
Total equity (deficit)	46,699	(193,995)	(28,346)	222,341	46,699
	$155,670	$54,402	$6,777	$(41,038)	$175,811

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$11,742	$—	$—	$11,742
K-Fuel refined coal and blended K-Fuel refined coal	—	291	—	—	291
Consulting and other to parent	—	141	—	(141)	—
Total operating revenue	—	12,174	—	(141)	12,033
Operating expenses:
Coal mining operating costs	151	10,261	—	—	10,412
Plant costs	—	11,189	20	—	11,209
General and administrative	4,769	2,863	1,394	—	9, 026
Cost of consulting revenue to parent	—	141	—	(141)	—
Depreciation, depletion and amortization	410	1,540	39	—	1,989
Research and development	—	—	53	—	53
Total operating expenses	5,330	25,994	1,506	(141)	32,689
Operating loss	(5,330)	(13,820)	(1,506)	—	(20,656)
Other income (expense):
Interest income	625	—	40	—	665
Interest expense	(1,778)	—	—	—	(1,778)
Other income, net	(634)	7	7	—	(620)
Total other income	(1,787)	7	47	—	(1,733)

Equity in loss of subsidiaries	(15,272)	—	—	15,272	—

Net loss	$(22,389)	$(13,813)	$(1,459)	$15,272	$(22,389)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$10,942	$—	$—	$10,942
K-Fuel refined coal and blended K-Fuel refined coal	—	100	—	—	100
Consulting and other	—	41	5	—	46
Consulting and other to parent	—	127	—	(127)	—
Total operating revenue	—	11,210	5	(127)	11,088
Operating expenses:
Coal mining operating costs	185	10,053	—	—	10,238
Plant costs	—	7,883	10	—	7,893
General and administrative	4,636	2,648	446	—	7,730
Depreciation, depletion and amortization	219	1,694	8	—	1,921
Research and development	—	47	299	—	346
Cost of consulting and other revenue	—	21	1	—	22
Cost of consulting revenue to parent	—	127	—	(127)	—
Total operating expenses	5,040	22,473	764	(127)	28,150
Operating loss	(5,040)	(11,263)	(759)	—	(17,062)
Other income (expense):
Interest income	1,026	—	—	—	1,026
Interest expense	—	—	—	—	—
Other income, net	(4)	50	—	—	46
Total other income	1,022	50	—	—	1,072

Equity in loss of subsidiaries	(11,972)	—	—	11,972	—

Net loss	$(15,990)	$(11,213)	$(759)	$11,972	$(15,990)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating activities:
Net loss	$(22,389)	$(13,813)	$(1,459)	$15,272	$(22,389)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	1,827	258	1		2,086
Depreciation, depletion and amortization	410	1,540	39	—	1,989
Equity in loss of subsidiaries	15,272	—	—	(15,272)	—
Asset retirement obligation accretion	—	74	—	—	74
Derivative fair value adjustments	640	—	—	—	640
Amortization of debt issuance costs	246	—	—	—	246
Amortization of initial fair value of derivative	(141)	—	—	—	(141)
Other	(56)	42	—	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	—	1,644	—	—	1,644
Inventory	—	(214)	—	—	(214)
Prepaids expenses and other assets	(156)	393	(340)	—	(103)
Deferred revenue and other obligations	91	(126)	—	—	(35)
Accounts payable and accrued expenses	(2,202)	(1,516)	(1)	—	(3, 719)
Cash used in operating activities	(6,458)	(11,718)	(1,760)	—	(19,936)
Investing activities:
Purchases of construction in progress	(1,182)	(1,360)	(475)	—	(3,017)
Purchases of property, plant and equipment	(122)	(2)	(4)	—	(128)
Purchase of marketable securities	(5,000)	—	—	—	(5,000)
Proceeds from maturities of marketable securities	27,500	—	—	—	27,500
Restricted cash	146	—	—	—	146
Other	—	5	—	—	5
Cash provided (used) in investing activities	21,342	(1,357)	(479)	—	19,506
Financing Activities:
Advances to/from parent/subsidiaries	13,314	26,389	2,071	(41,774)	—
Payments to/from parent/subsidiaries	(28,460)	(13,314)	—	41,774	—
Proceeds from exercise of options and warrants	55	—	—	—	55
Payments on capital leases and other	(19)	—	—	—	(19)
Cash provided by financing activities	(15,110)	13,075	2,071	—	36
Increase (decrease) in cash and cash equivalents	(226)	—	(168)	—	(394)
Cash and cash equivalents, beginning of year	25,194	—	1,764	—	26,958
Cash and cash equivalents, end of period	$24,968	$—	$1,596	$—	$26,564

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating activities:
Net loss	$(15,990)	$(11,213)	$(759)	$11,972	$(15,990)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	2,526	287	—	—	2,813
Depreciation, depletion and amortization	219	1,694	8		1,921
Equity in loss of subsidiaries	11,972	—	—	(11,972)	—
Asset retirement obligation accretion	—	70	—	—	70
Other	(7)	(52)	—	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	—	740	—	—	740
Inventory	—	(605)	—	—	(605)
Prepaids and other assets	(212)	279	(485)	—	(418)
Deferred revenue and other obligations	(245)	(58)	(5)	—	(308)
Accounts payable and accrued expenses	(3,490)	343	(57)	—	(3,204)
Cash (used in) provided by operating activities	(5,227)	(8,515)	(1,298)	—	(15,040)
Investing activities:
Purchases of construction in progress	(5,751)	(6,627)	46	—	(12,332)
Purchases of property, plant and equipment	(494)	(508)	(50)	—	(1,052)
Purchase of marketable securities	(9,814)	—	—	—	(9,814)
Proceeds from maturities of marketable securities	24,300	—	—	—	24,300
Restricted cash	(1,630)	(1,319)	—	—	(2,949)
Other	(18)	106	—	—	88
Cash used in investing activities	6,593	(8,348)	(4)	—	(1,759)
Financing Activities:
Advances to/from parent/subsidiaries	12,561	29,424	1,243	(43,228)	—
Payments to/from parent/subsidiaries	(30,667)	(12,561)	—	43,228	—
Proceeds from the exercise of options and warrants	2,346	—	—	—	2,346
Payments on capital leases	(9)	—	—	—	(9)
Cash provided by financing activities	(15,769)	16,863	1,243	—	2,337
Increase (decrease) in cash and cash equivalents	(14,403)	—	(59)	—	(14,462)
Cash and cash equivalents, beginning of year	47,043	—	137	—	47,180
Cash and cash equivalents, end of period	$32,640	$—	$78	$—	$32,718

(10)  Restatement of Condensed Consolidated Statements of Cash Flows

Subsequent to the issuance of the March 31, 2007 financial statements, we identified an error related to the classification of certain investments, primarily auction rate securities, as cash and cash equivalents rather than marketable securities.  As a result of this error, we determined that the condensed consolidated statement of cash flows for the quarter ended March 31, 2007 should be restated.  The restatement is necessary to properly classify auction rate securities as marketable securities, which we classify as available-for-sale in accordance with Financial Accounting Standard No. 115 (As amended) “Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115).  These errors did not result in any changes to the condensed consolidated statements of operations, the condensed consolidated statements of stockholders’ equity, total current assets, total assets, total liabilities and total stockholder’s equity on the condensed consolidated balance sheets for any of the previously reported periods.  However, the effect on the statements of cash flows was considered material.  The restatement resulted in us decreasing our cash used in investing activities by $24.3 million and is reflected in our unaudited March 31, 2007 condensed consolidated cash flows.

The following is a summary of the effects of the restatement on our condensed consolidated statement of cash flows for the quarter ended March 31, 2007:

Condensed consolidated Cash Flows March 31, 2007	As previously reported	Adjustments	As restated
	(in millions)
Proceeds from the maturities of marketable securities	$—	$24,300	$24,300
Cash used in investing activities	(26,059)	24,300	(1,759)
Decrease in cash and cash equivalents	(38,762)	24,300	(14,462)
Cash and cash equivalents, beginning of period	74,518	(27,338)	47,180
Cash and cash equivalents, end of period	35,756	(3,038)	32,718

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Direct plants refer to our patented process and technology.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and the Consolidated Financial Statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

On March 19, 2008, we suspended operations at our Fort Union plant and mine site.  This will enable us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process.  Bechtel has completed the enhanced standard processing tower design based upon the results of the testing completed by us at the Fort Union plant.  Additionally, suspending production at this site will further enable us to reduce our cash expenditures.  Currently we are positioned to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites.  Alternatively, we are evaluating and anticipate redeploying some of the equipment to a future K-Fuel facility site.

On January 8, 2008, following successful test results for product performance and stability, Evergreen Energy, our subsidiary Evergreen Energy Asia Pacific Corp., and Sumitomo Corporation agreed with a major Indonesian mining group to proceed with development of engineering specifications, economic evaluation, marketability analysis and further coal tests for a 1.5 million ton per year K-Fuel plant on the Indonesian island of Kalimantan, with the intent to expand the plant capacity in future years.

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant.  As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs are related to general and administrative expenses.  With the addition of Buckeye, we have begun to generate revenue and incur more substantial mining costs.  In the future, we plan to build, own and operate K-Fuel and K-Direct refineries domestically and internationally, both wholly owned and through joint ventures.  Through C-Lock Technology we plan to generate revenues from our first-of-its-kind web-based system along with our patent-pending technology that accurately measures greenhouse gases and certifies these environmental improvements as carbon credits.  We expect our plant costs to significantly decrease in the near future due to our decision to idle our Fort Union plant in the first quarter of 2008.  As our operations expand, we expect our revenue and cost structure will also increase.  The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

See our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

During the quarter ended September 30, 2007, we re-evaluated our segments and have expanded our segment presentation to four segments to better reflect how our results of operations are now evaluated and allocations of capital resources are determined.  The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming.  The Mining segment primarily represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility.  The C-Lock segment reflects the operations related to our worldwide sub-license of a technology to standardize the measurement of carbon emissions in energy, agricultural and other business sectors.  The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology.  Our operations are principally conducted in the United States.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the first quarter of 2008 and 2007 were $12.0 million and $11.1 million, respectively.

Revenues in our Mining segment for the first quarter of 2008 and 2007 were $11.7 million and $10.9 million respectively, as follows:

•
Coal revenue includes mined raw and prepared coal sales within our Buckeye operations.  Coal revenues were $9.7 million and $9.1 million for the first quarter of 2008 and 2007, respectively.  Coal sales for the first quarter ended 2008 were 162,265 tons or $59.78 sales realization per ton sold compared to 167,415 tons or $55.02 sales realization per ton sold, for the first quarter 2007.  The increase in the first quarter 2008 was due to higher coal sales prices when compared to the same quarter ended 2007.  We anticipate that coal prices will continue to increase in the near future.

•
Brokered coal sales, net are derived from revenues less the costs associated with the purchase of coal from other coal producers, which we ship directly to customers.  Brokered coal sales, net were $55,000 for the first quarter of 2008 compared to $191,000 for the first quarter of 2007.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio.  Ash disposal revenues were $2.0 million for the first quarter of 2008 compared to $1.6 million for the first quarter of 2007.  The increase for the first quarter 2008 was due to increase volume of sales to one of our large customers.

K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties.  Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties.  The remaining revenue related to the raw or prepared coal is reflected in Mining revenues.  K-Fuel refined coal and blended K-Fuel refined coal sales were $291,000 for the first quarter 2008, and $100,000 for the first quarter 2007 and are included in our Plant segment.  We anticipate little to no revenue for the remainder of 2008, due to our decision to idle our Fort Union plant in March 2008.  We are in the process of evaluating potential sites, both domestically and internationally for future K-Fuel and K-Direct facilities.  We also are in the process of evaluating some of the equipment at our Fort Union plant  for use in potential future plants.

Coal Mining Operating Expenses

Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs.  Coal mining operating expenses were $8.7 million and $8.9 million for the first quarters ended 2008 and 2007, respectively.

Ash disposal

Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility.  Ash disposal expenses were $1.5 million and $1.1 million for the quarters ended March 31, 2008 and 2007, respectively.  The increase in the first quarter 2008 costs is in direct correlation with the increase in revenue for the same period ended March 31, 2008 when compared to the same period ended 2007.

Plant costs

Plant costs include purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs, which are reflected in our Plant segment.  Plant costs were higher than anticipated due to the completion and successful testing of the new operational systems that will support construction of future K-Fuel or K-Direct facilities, including an enhanced standard processing tower design.  We have resolved the most substantive technical challenges to scaling and commercializing our production process and are evaluating potential sites for future K-Fuel and K-Direct facilities both domestically and internationally.

Plant costs were $11.2 million and $7.9 million for the three months ended March 31, 2008 and 2007, respectively.  The increase for the three months ended March 31, 2008 was primarily due to the impairment we recorded in the fourth quarter of 2007 at our Fort Union plant, which resulted in $2.8 million of costs being expensed as incurred that otherwise would have been capitalized.  In addition, the decision to idle our Fort Union plant resulted in the restructuring our work force and we reduced the number of employees at our Fort Union plant site.  As a result, we incurred a one-time charge of $520,000 relating to severance payments to our former plant employees.

General and Administrative

The following table summarizes our general and administrative costs for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Employee non-cash, share-based compensation	$2,086	$2,546
Employee-related costs	3,495	2,175
Professional fees	1,199	1,051
Office and travel costs	1,128	908
Insurance and other	1,118	1,050
Total general and administrative	$9,026	$7,730

Employee non-cash, share-based compensation expenses were $2.1 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively, substantially all of which related to our Technology segment.  The decrease for the three months ended March 31, 2008 compared to the same period ended in 2007 was primarily due to former executive officers’ non-cash compensation expense recognized during the three months ended March 31, 2007, and as a result of their departure, no non-cash compensation expense was recognized during the three months ended March 31, 2008.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs related to each of our segments for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Technology	$1,636	$518
Plant	808	919
Mining	594	738
C-Lock	457	—
Total employee-related	$3,495	$2,175

The increases for the three months ended March 31, 2008 in comparison to the comparable period in 2007 were primarily due to adding personnel asit relates to our C-Lock segment, as well as adding engineering, business development and other personnel at our corporate headquarters, recruiting fees, relocation fees and an overall increase in our heath and benefit insurance.  We anticipate that due to our ramp up of our engineering staff we will see savings in our out-sourced engineering costs.  In addition, we incurred a one-time restructuring charge of $112,000 due to severance payments relating to our reduction in employees at our corporate headquarters.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Technology	$521	$892
Plant	476	96
Mining	99	63
C-Lock	103	—
Total professional fees	$1,199	$1,051

The increase for the three months ended March 31, 2008 in comparison to the same period ended 2007 were primarily due to professional fees incurred at our C-Lock location that were not incurred during the three months ended March 31, 2007.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Technology	$616	$610
Plant	319	159
Mining	53	81
C-Lock	140	58
Total office and travel	$1,128	$908

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Technology	$652	$696
Plant	89	125
Mining	167	179
C-Lock	210	50
Total insurance and other	$1,118	$1,050

Other Income Expense

Interest income

Interest income for the first quarter 2008 was $665,000 compared to $1.0 million for the same period ended 2007.  The decrease in interest income for the first quarter ended March 31, 2008 compared to the same period ended March 31, 2007 was attributed to a lower cash balance and reduced interest rates in the market place in 2008.

Interest expense

Interest expense for the quarter ended March 31, 2008 was $1.8 million compared to $0 for the same period ended 2007.  The interest expense relates to the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012, which we completed in July 2007.  We pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008.

Other (expense) income

During the first quarter 2008, other expense was $620,000 as compared to other income of $46,000 for the same period ended 2007.  The change for the quarter ended March 31, 2008 compared to the same period ended March 31, 2007 is attributed to our embedded derivatives.  Pursuant to FAS 133, we estimated the fair value of the embedded derivatives as of July 30, 2007 when the notes were issued, and recorded those values as either assets or liabilities.  We are required to evaluate the fair value of the embedded derivatives at the end of each subsequent reporting period.  We recognized the change in the value of the derivative of $640,000 in the first quarter.  This fair value adjustment is a non-cash item, which is impacted, in part, by our stock price.

Liquidity and Capital Resources

We believe because of the decision to suspend operations at our Fort Union plant and mine site, along with the anticipated cash flows from our Buckeye operations, that our current cash level is sufficient to support our corporate operations, including starting preliminary site investigation, design, permitting and similar long-lead-time activities related to K-Fuel plants and/or K-Direct plants located at coal-fired power generating and industrial facilities for the next twelve months.  In addition, we have been in discussions with several potential buyers for the sale of our boiler, which is classified as Assets Held For Sale, and anticipate the consummation of this sale in the future.  We anticipate that we will utilize these additional proceeds to fund corporate operations and potential future projects.  As we identify opportunities to construct K-Fuel or K-Direct facilities we will need to obtain additional funding.  We plan to seek additional capital from time to time as needed principally through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt offerings; and (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures.  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

In the near term our cash will primarily be used to fund corporate operations and for capital expenditures for future K-Fuel and/or K-Direct facilities and corporate purposes.  Our capital expenditures for 2008 are expected to be approximately $10 million which includes Buckeye mining and development costs, and costs associated with K-Fuel and K-Direct facilities.  We expect that our capital expenditures budget for 2008 will increase as we proceed with the potential construction of future K-Fuel plants and obtain additional funding for these projects.

Historical View

The following historical view of liquidity and capital resources gives effect to the restatement discussed in Note 10 to the condensed consolidated financial statements.

Cash Used in Operating Activities

Cash used in operating activities was $19.9 million and $15.0 million for the three months ended March 31, 2008 and 2007, respectively.  The majority of the cash used in operating activities for the three months ended March 31, 2008 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities for the three months ended March 31, 2008 were non-cash, stock-based compensation expense of $2.1 million and depreciation, depletion and amortization of $2.0 million.  The most significant adjustment to net loss to arrive at cash used in operating activities for the three months ended March 31, 2007, were non-cash compensation expense resulting in a $2.8 million charge and depreciation, depletion and amortization of $1.9 million, primarily from the operations of Buckeye.

Cash Used in Investing Activities

Cash provided by and (used) in investing activities was $19.5 million and ($1.8) million for the three months ended March 31, 2008 and 2007, respectively.  The majority of the uses of cash relate to the following:

•
We spent $3.0 million on our future plant design for the three months ended March 31, 2008 and $12.3 million on Fort Union plant and other construction in progress projects for the three months ended March 31, 2007.

•	We had capital expenditures related to other purchases of property and equipment of $1.1 million for the three months ended March 31, 2007.

•
We purchased $5.0 million and $9.8 million of marketable securities for the three months ended March 31, 2008 and 2007, respectively.  We received proceeds from maturities of $27.5 million and $24.3 million in the three months ended March 31, 2008 and 2007, respectively.

•	We transferred $3.0 million to restricted cash during the three months ended March 31, 2007.

Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2008 was $36,000 compared to $2.3 million for the three months ended March 31, 2007.  The difference for the three months ended March 31, 2007 was due to $2.3 million of proceeds from the exercise of options and warrants.

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

Changes in Internal Control over Financial Reporting

During 2006, we began to implement a new enterprise-wide software system.  Through the three months ended March 31, 2008, we commenced using the general ledger, accounts payable, procurement and fixed asset applications of the software to record, allocate and report financial transactions, which resulted in certain material changes to our internal controls over financial reporting.  In addition, we have implemented the general ledger and accounts payable modules at our Buckeye location.  We have tested and evaluated the effectiveness of the key controls over financial reporting related to these implemented modules and determined that the controls are operating effectively.  Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  We plan on implementing additional modules of the enterprise-wide software through the year ending December 31, 2008.  As we implement other modules, our internal control structure will be modified as appropriate.  Additionally, once all the modules are implemented we will re-evaluate our control structure to ensure maximum efficiency and effectiveness of key controls over financial reporting.  The implemented and planned system changes were undertaken primarily to improve controls and management reporting and were not undertaken in response to any actual or perceived significant deficiencies or material weaknesses in our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on  Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

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

EVERGREEN ENERGY INC.

Date: May 9, 2008	By:	/s/ KEVIN R. COLLINS
Kevin R. Collins
Chief Executive Officer and President

Date: May 9, 2008	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer