Form 10-Q
period 2008-06-30
EVERGREEN ENERGY INC
filed 2008-08-18
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 8, 2008, there were 84,626,294 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	December 31, 2007
	(in thousands)

Assets
Current:
Cash and cash equivalents	$14,991	$26,958
Marketable securities	—	24,500
Accounts receivable, net	5,983	6,446
Inventory	1,080	1,443
Prepaid and other assets	1,428	1,940
Total current assets	23,482	61,287
Property, plant and equipment, net of accumulated depreciation	25,454	25,882
Construction in progress	16,289	11,965
Mineral rights and mine development, net of accumulated depletion	18,494	19,363
Restricted cash and marketable securities	30,305	28,418
Debt issue costs, net of amortization	5,103	5,587
Other assets	6,435	4,694
Assets held for sale	18,615	18,615
	$144,177	$175,811

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,933	$6,818
Accrued liabilities	8,474	8,697
Other current liabilities	369	192
Total current liabilities	13,776	15,707
Long-term debt	97,688	97,971
Deferred revenue, less current portion	6,732	6,732
Asset retirement obligations	6,313	6,171
Deferred rent and other liabilities, less current portion	2,250	2,531
Total liabilities	126,759	129,112

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 84,624 and 84,327 shares issued and outstanding, respectively	85	84
Additional paid-in capital	458,274	454,688
Accumulated deficit	(440,941)	(408,073)
Total stockholders’ equity	17,418	46,699

	$144,177	$175,811

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$15,950	$11,841	$27,692	$22,783
K-Fuel refined coal and blended K-Fuel refined coal	138	164	429	264
Licensing and other	—	83	—	129
Total operating revenue	16,088	12,088	28,121	23,176

Operating expenses:
Coal mining operating costs	13,450	10,696	23,862	20,934
General and administrative	7,665	18,018	16,691	25,748
Plant costs	2,906	9,441	14,115	17,334
Depreciation, depletion and amortization	2,166	1,934	4,155	3,855
Research and development	14	285	67	631
Cost of licensing and other revenue	—	43	—	65
Total operating expenses	26,201	40,417	58,890	68,567

Operating loss	(10,113)	(28,329)	(30,769)	(45,391)

Other income (expense):
Interest income	287	674	952	1,705
Interest expense	(1,861)	—	(3,639)	—
Other income, net	1,208	6	588	47
Total other (expense) income	(366)	680	(2,099)	1,752

Net loss	$(10,479)	$(27,649)	$(32,868)	$(43,639)

Basic and diluted net loss per common share	$(0.13)	$(0.34)	$(0.39)	$(0.54)
Weighted-average common shares outstanding	83,598	81,684	83,469	81,559

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands)

Balance at January 1, 2008	84,327	$84	$454,688	$(408,073)	$46,699
Common stock issued on exercise of options, warrants and other	20	—	55	—	55
Share-based compensation expense related to employees, directors and consultants	277	1	3,572	—	3,573
Other	—	—	(41)	—	(41)
Net loss	—	—	—	(32,868)	(32,868)
Balance at June 30, 2008	84,624	$85	$458,274	$(440,941)	$17,418

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
		(As Restated Note 10)

Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(32,868)	$(43,639)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees, directors and consultants	3,572	14,748
Depreciation, depletion and amortization	4,155	3,855
Amortization of debt issuance costs	484	—
Amortization of initial fair value of derivative	(283)
Derivative fair value adjustment	230	—
Asset retirement obligation accretion	142	141
Other	(34)	(62)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	451	610
Inventory	363	(601)
Prepaid expenses and other assets	750	(161)
Deferred revenue and other obligations	25	(269)
Accounts payable and accrued expenses	(2,058)	721
Cash used in operating activities	(25,071)	(24,657)

Investing activities:
Purchases of property, plant and equipment and construction in progress	(7,567)	(17,235)
Purchases of marketable securities	(5,000)	(20,113)
Purchases of asset held for sale	—	(9,297)
Proceeds from maturities of marketable securities	27,500	66,784
Restricted cash	(1,887)	(2,908)
Other	10	45
Cash provided by investing activities	13,056	17,276

Financing Activities:
Proceeds from exercise of options and warrants	55	2,480
Proceeds from minority interest investment	—	4,000
Payments of costs to obtain minority interest investment	—	(285)
Payments on capital leases and other	(7)	119
Cash provided by financing activities	48	6,314

Increase (decrease) in cash and cash equivalents	(11,967)	(1,067)
Cash and cash equivalents, beginning of period	26,958	32,718
Cash and cash equivalents, end of period	$14,991	$31,651

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

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

On March 19, 2008, we suspended operations at our Fort Union plant and mine site.  This enabled us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process.  Bechtel Power Corporation (Bechtel), completed the enhanced standard processing tower design based upon the results of our testing completed at the Fort Union plant.  Additionally, suspending production at this site further enabled us to reduce our cash expenditures.  To date, we have de-commissioned the Fort Union boiler, processing towers and other equipment at the site.  We are safeguarding the assets and maintaining the plant in a non-operational mode.  While we would be able to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites, we would be required to re-commission the equipment, which could take several months.  As time passes and we further de-commission the Fort Union plant, the time and costs to convert it to an operational status will increase.  We continue to evaluate redeploying some of the equipment to a future K-Fuel facility site.

In July 2007, we completed a convertible debt offering that provided us with approximately $72 million, net of amounts held in escrow and offering costs.  At that time we believed that those proceeds would last approximately 18 months.  With our current operating costs and the flexibility to adjust capital spending and the increasing production and profitability from Buckeye, we believe we can continue to meet our obligations for the foreseeable future.  As we identify opportunities to construct K-Fuel or K-Direct facilities, further expand Buckeye’s production volumes, or accelerate our C-Lock operations, we will also need to obtain additional funding.  We plan to seek additional capital from time to time as needed principally through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt or debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; and (4) sales of certain assets, including the boiler, which we have classified as “Held For Sale.”  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

We believe because of our decision to suspend operations at our Fort Union plant and mine site, along with the anticipated cash flows from our Buckeye operations, our current cash level is sufficient to support our corporate and other operations for the foreseeable future.  Over the last year, we have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and mine site, reducing our professional fees and other general and administrative costs.  A portion of these savings have been offset by further investment in our C-Lock business.  We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

These financial statements and related notes thereto contain unaudited information as of and for the three and six months ended June 30, 2008 and 2007.  In the opinion of management, the statements include all the adjustments necessary, of a normal and recurring nature, to fairly present our condensed consolidated results of operations, financial position, and cash flows as of and for the six months ended June 30, 2008 and 2007.  The condensed consolidated results of operations for the three and six months and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results or cash flows expected for the full year.  All intercompany transactions and balances have been eliminated.  The financial information as of June 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on March 24, 2008.  Dollar amounts in footnotes are in thousands unless otherwise stated.

(2)   Significant Accounting Policies

Basis of Financial Statements. The condensed consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries.  We consolidate all of our majority-owned subsidiaries and reflect as minority interest (included with in other liabilities) the portion of these entities that we do not own.  Intercompany transactions and balances have been eliminated.

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by 1 million shares that are subject to a contingency as of both June 30, 2008 and 2007.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended June 30, 2008 and 2007 were 30.3 million and 14.9 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential convertible shares relating to our 8.00% convertible secured notes.  See Note—4 Long-term Debt.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

Marketable securities.  During the quarter ended March 31, 2008 we liquidated, at par, $22.5 million in student loan-backed auction rate securities.  As of June 30, 2008, we held a remaining balance of $2 million of such securities.  We estimate the fair value of these marketable securities to be approximately equal to the par value.  Our estimate is based upon consideration of various factors including the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.  As of June 30, 2008, after further analysis of the market conditions and the maturity date of such securities, we reclassified these securities to other long-term assets.  If the issuer and guarantor are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of our investment in auction rate securities through fair value charge.

Inventory.  Inventory, which includes prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market.  Our practice is to value prepared coal and purchased coal based on the average cost method by the applicable type of coal.  Inventory principally consisted of $824,000 and $1.1 million of washed or prepared coal, raw coal and inventory in transit and $256,000 and $317,000 of spare parts and supplies as of June 30, 2008 and December 31, 2007, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008

The following table presents information about our assets and a liability measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	( in thousands)
Recurring:
Embedded derivatives	$1,240	$—	$—	$1,240
Auction Rate Securities	$2,000	—	$—	2,000

The following table represents the change in fair value for the six months ended June 30, 2008:

	Balance at December 31, 2007	Realized loss	Balance at June 30, 2008
	(in thousands)
Embedded derivatives (1)	$1,470	$(230)	$1,240
Auction Rate Securities (2)	$2,000	$—	$2,000
____________________

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control and probabilities of our future stock prices.  We use a Monte-Carlo fair value model run with thousands of iterations to fair value these derivatives.  Our embedded derivatives are recorded in other long-term assets with the fair value adjustment recorded in Other (Expense)/ Income on our condensed consolidated balance sheet and our condensed consolidated statements of operations, respectively.

(2)
We are required to make significant estimates and assumptions when fair valuing auction rate securities.  Our estimate is based upon consideration of various factors including the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We elected not to adopt the fair value option and as a result it did not have a impact on our financial statements.

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

In December 2007, the FASB issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company’s equity.  SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment.  SFAS No. 160 applies prospectively as of the beginning of the fiscal year in which this Statement is initially applied, January 1, 2009 for entities that have a calendar year end, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  An entity may not apply it before that date. We currently have a non-controlling interest in our consolidated financial statements and are currently evaluating the impact of adopting SFAS 160.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”) which enhances the disclosure requirements about derivatives and hedging activities.  SFAS 161 requires additional narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and what impact they have on financial position, results of operations and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  We are currently evaluating the impact of adopting FAS 161.

(3)   Supplemental Cash Flow Information

	June 30, 2008	June 30, 2007
	(in thousands)

Cash paid for interest	$3,800	$—
Interest capitalized	255	—
Accounts payable and liabilities included in property, plant and equipment and construction in progress	4,197	977

(4)   Long-term Debt

On July 30, 2007, we completed the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012.  We have evaluated these notes and have concluded that they contain embedded derivatives that need to be bifurcated for valuation purposes.  We used fair value modeling techniques to value these derivatives and recorded $3.2 million of long-term assets and a corresponding increase in long-term debt in our condensed consolidated balance sheets at the date of issue of our 8.00% Convertible Secured Notes.  Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded a $410,000 gain for the three months ended June 30, 2008 and a $640,000 loss for the six months ended June 30, 2008.  For further details see Note 9 “Long-term Debt” of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

(5)   Segments

During the quarter ended September 30, 2007, we re-evaluated our segments and have expanded our segment presentation to reflect how our results of operations are now evaluated and allocations of capital resources are determined.  The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming.  The Mining segment primarily represents the mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal and wash facilities.  The C-Lock segment reflects the operations related to our technology to standardize the measurement of carbon emissions in energy, agricultural and other business sectors.  The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology.  Our Technology segment costs are allocated  to our other segments,  generally on a percentage based either on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures.  Our operations are principally conducted in the United States.  Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting.

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
	Plant	Mining	C-Lock	Technology	Total	Plant	Mining	C-Lock	Technology	Total
	(in thousands)

Operating revenues:
Mining	$—	$15,950	$—	$—	$15,950	$—	$11,841	$—	$—	$11,841
K-Fuel refined coal and blended K-Fuel refined coal	138	—	—	—	138	164	—	—	—	164
Licensing and other	—	—	—	—	—	4	—	—	79	83
Total segment revenue	138	15,950	—	—	16,088	168	11,841	—	79	12,088

Operating expenses:
Coal mining operating costs	—	13,450	—	—	13,450	—	10,696	—	—	10,696
General and administrative	604	1,146	1,058	4,857	7,665	1,311	1,107	541	15,059	18,018
Plant costs	2,829	—	—	77	2,906	9,441	—	—	—	9,441
Cost of license and other revenue	—	—	—	—	—	—	—	—	43	43
Total segment operating expense:	3,433	14,596	1,058	4,934	24,021	10,752	11,803	541	15,102	38,198

Segment operating (loss) income	$(3,295)	$1,354	$(1,058)	$(4,934)	$(7,933)	$(10,584)	$38	$(541)	$(15,023)	$(26,110)

Reconciliation to net loss:

Total segment operating (loss) Income					$(7,933)					$(26,110)
Depreciation, depletion and Amortization					(2,166)					(1,934)
Research and development					(14)					(285)
Other income (expense), net					(366)					680
Net loss					$(10,479)					$(27,649)

	Six Months Ended June 30, 2008					Six Months Ended June 30, 2007
	Plant	Mining	C-Lock	Technology	Total	Plant	Mining	C-Lock	Technology	Total
	(in thousands)

Operating revenues:
Mining	$—	$27,692	$—	$—	$27,692	$—	$22,783	$—	$—	$22,783
K-Fuel refined coal and blended K-Fuel refined coal	429	—	—	—	429	264	—	—	—	264
Licensing and other	—	—	—	—	—	45	—	—	84	129
Total segment revenue	429	27,692	—	—	28,121	309	22,783	—	84	23,176

Operating expenses:
Coal mining operating costs	—	23,862	—	—	23,862	—	20,934	—	—	20,934
General and administrative	2,332	2,281	2,141	9,937	16,691	2,752	2,315	649	20,032	25,748
Plant costs	14,018	—	—	97	14,115	17,334	—	—	—	17,334
Cost of license and other revenue	—	—	—	—	—	39	—	—	26	65
Total segment operating expense:	16,350	26,143	2,141	10,034	54,668	20,125	23,249	649	20,058	64,081

Segment operating (loss) income	$(15,921)	$1,549	$(2,141)	$(10,034)	$(26,547)	$(19,816)	$(466)	$(649)	$(19,974)	$(40,905)

Total assets	$2,519	$50,337	$2,685	$88,636	$144,177

Reconciliation to net loss:

Total segment operating (loss) Income					$(26,547)					$(40,905)
Depreciation, depletion and Amortization					(4,155)					(3,855)
Research and development					(67)					(631)
Other income (expense), net					(2,099)					1,752
Net loss					$(32,868)					$(43,639)

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

We use the Black-Scholes option-pricing model to value stock options.  The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options.  Generally, our option grants to non-employee board members vest immediately and expire on the third anniversary of the date of grant.  We granted 644,000 stock options to our employees during the first quarter of 2008 which vest in five equal installments beginning on March 14, 2008.  As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  The following table summarizes the assumptions used to value stock options granted during the six months ended June 30, 2008 and June 30, 2007:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Weighted-average:
Risk free interest rate	3.42%	4.50%
Expected option life (years)	9	3
Expected volatility	77%	60%
Expected dividends	None	None

(7)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Since the 1996 amendment through June 30, 2008, we have made cumulative royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the maximum potentially owed under the cap to $73.0 million.  Mr. Theodore Venners, our Chief Strategy Officer, (“CSO”), is entitled to 50% of net distributable royalties disbursed to the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc., or Hills Products.  Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors.  We leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars.  Prior to the execution of this agreement, our independent Board members approved this transaction.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  Per the agreement, we committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.  We paid $5,000 and $12,000 for leasing fees for the three and six months ended June 30, 2008, respectively and $5,000 and $10,000 for the three and six months ended June 30, 2007, respectively.  As a result of the idling of our Fort Union plant, we terminated this agreement.

Consulting

We previously had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our CSO.  We entered into agreements with Venners & Company for these services at a fixed monthly fee plus certain performance bonuses.  In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work.  In May, after the final payment, our obligation ceased.  During the three and six months ended June 30, 2008 we expensed $23,000 and $38,000, respectively.  During the three and six months ended June 30, 2007, we expensed $77,000 and $153,000, in consulting fees, respectively, related to these agreements.

Licensing

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements.  In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract.  In August 2007, the developer of the proprietary technology became an employee of Evergreen Energy.  We granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vested on April 3, 2008.  We recognized $600,000 of non-cash compensation expense ratably through April 3, 2008.

In December 2004, we entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which we agreed to license to Cook Inlet Coal our proprietary K-Fuel coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal.  Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal.  Mr. John Venners, brother of our CSO, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.  Effective May 1, 2007, the licensing agreement was assigned to a third party.

Other

In December 2007, our subsidiary, C-Lock Technology, Inc., in conjunction with IBM and Enterprise Information Management, Inc., developed a greenhouse gas meter called GreenCert.  This meter was developed on IBM Websphere Portal-based software, which can calculate carbon reductions across multiple industries and devices.  Two of our non-executive employees serve on the board of directors of Enterprise Information Management.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  We paid Enterprise Information Management, Inc. $721,000 and $1.2 million during the three and six months ended June 30, 2008, respectively.  There were no such charges during the three and six months ended June 30, 2007.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy and certain employees of C-Lock Technology, Inc.  In the aggregate these share grants represent an 18% ownership interest in C-Lock Technology, Inc.

(8)   Commitments and Contingencies

Litigation

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

(9)  Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three and six months ended June 30, 2008 and 2007; our consolidating balance sheets as of June 30, 2008 and December 31, 2007, and our consolidating statements of cash flows for the six months ended June 30, 2008 and 2007.  Pursuant to Securities and Exchange Commission (“SEC”) regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the parent and issuer, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis.  The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances.  Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 82% owned by us, all of our other subsidiaries are 100% owned.  The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements and except for the parent, present the ownership in the subsidiaries under the equity method.  Transactions effecting our condensed consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock in a public offering, warrant extension and debt issue costs.  These transactions for all periods relate to our parent, Evergreen

Energy Inc. with the exception of the sale of stock in Evergreen Asia Pacific for $3.6 million in the second quarter of 2007, net of offering costs, which is included in the column labeled Other.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets

Current:
Cash and cash equivalents	$13,504	$2	$1,485	$—	$14,991
Accounts receivable, net	—	5,983	—	—	5,983
Inventory	—	1,080	—	—	1,080
Prepaid and other assets	773	330	325	—	1,428
Total current asset	14,277	7,395	1,810	—	23,482
Property, plant and equipment, net of accumulated depreciation	4,243	20,874	337	—	25,454
Construction in progress	8,279	5,581	2,429	—	16,289
Mineral rights and mine development, net of accumulated depletion	—	18,494	—	—	18,494
Restricted cash	30,305	—	—	—	30,305
Debt issuance costs, net of amortization costs	5,103	—	—	—	5,103
Investment in consolidated subsidiaries	(241,855)	—	—	241,855	—
Due from subsidiaries	283,408	—	—	(283,408)	—
Other assets	2,470	511	3,454	—	6,435
Assets held for sale	18,615	—	—	—	18,615
	$124,845	$52,855	$8,030	$(41,553)	$144,177
Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable	$1,612	$3,321	$—	$—	$4,933
Accrued liabilities	6,412	1,951	111	—	8,474
Other current liabilities	369	—	—	—	369
Total current liabilities	8,393	5,272	111	—	13,776
Long-term debt	97,688	—	—	—	97,688
Deferred revenue, less current portion	—	—	6,732	—	6,732
Due to parent	—	250,912	32,496	(283,408)
Asset retirement obligations	—	6,313	—	—	6,313
Other liabilities, less current portion	1,346	886	18	—	2,250
Total liabilities	107,427	263,383	39,357	(283,408)	126,759
Commitments and contingencies
Total equity (deficit)	17,418	(210,528)	(31,327)	241,855	17,418
	$124,845	$52,855	$8,030	$(41,553)	$144,177

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2007

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$25,194	$—	$1,764	$—	$26,958
Marketable securities	22,500	—	2,000	—	24,500
Accounts receivable, net	—	6,446	—	—	6,446
Inventory	—	1,443	—	—	1,443
Prepaid and other assets	928	785	227	—	1,940
Total current assets	48,622	8,674	3,991	—	61,287
Property, plant and equipment, net of accumulated depreciation	4,880	20,596	406	—	25,882
Construction in progress	5,779	5,260	926	—	11,965
Mineral rights and mine development, net of accumulated depletion	—	19,363	—	—	19,363
Restricted cash and marketable securities	28,418	—	—	—	28,418
Debt issuance costs, net of amortization	5,587	—	—	—	5,587
Investment in consolidated subsidiaries	(222,341)	—	—	222,341	—
Due from subsidiaries	263,379	—		(263,379)	—
Other assets	2,731	509	1,454	—	4,694
Assets held for sale	18,615	—	—	—	18,615
	$155,670	$54,402	$6,777	$(41,038)	$175,811
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,772	$3,046	$—	$—	$6,818
Accrued liabilities	5,605	2,962	130	—	8,697
Other current liabilities	192	—	—	—	192
Total current liabilities	9,569	6,008	130	—	15,707
Long-term debt	97,971	—	—	—	97,971
Deferred revenue, less current portion	—	—	6,732		6,732
Due to parent	—	235,118	28,261	(263,379)	—
Asset retirement obligations	—	6,171	—	—	6,171
Other liabilities, less current portion	1,431	1,100	—	—	2,531
Total liabilities	108,971	248,397	35,123	(263,379)	129,112
Commitments and contingencies
Total equity (deficit)	46,699	(193,995)	(28,346)	222,341	46,699
	$155,670	$54,402	$6,777	$(41,038)	$175,811

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$15,950	$—	$—	$15,950
K-Fuel refined coal and blended K-Fuel refined coal	—	138	—	—	138
Licensing and other	—	—	—	—	—
Intercompany consulting and other	—	30	—	(30)	—
Total operating revenue	—	16,118	—	(30)	16,088
Operating expenses:
Coal mining operating costs	156	13,294	—	—	13,450
General and administrative	4,526	1,750	1,389	—	7,665
Plant costs	—	2,829	77	—	2,906
Cost of intercompany consulting revenue and other	—	30	—	(30)	—
Depreciation, depletion and amortization	411	1,720	35	—	2,166
Research and development	—	—	14	—	14
Total operating expenses	5,093	19,623	1,515	(30)	26,201
Operating loss	(5,093)	(3,505)	(1,515)	—	(10,113)
Other income (expense):
Interest income	258	—	29	—	287
Interest expense	(1,861)	—	—	—	(1,861)
Other income, net	422	785	1	—	1,208
Total other (expense) income	(1,181)	785	30	—	(366)

Equity in loss of subsidiaries	(4,205)			4,205	—

Net loss	$(10,479)	$(2,720)	$(1,485)	$4,205	$(10,479)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$11,841	$—	$—	$11,841
K-Fuel refined coal and blended K-Fuel refined coal	—	164	—	—	164
Licensing and other	—	4	79	—	83
Intercompany consulting and other	—	—	—	—	—
Total operating revenue	—	12,009	79	—	12,088
Operating expenses:
Coal mining operating costs	184	10,512	—	—	10,696
General and administrative	14,584	2,418	1,016	—	18,018
Plant costs	—	9,441	—	—	9,441
Depreciation, depletion and amortization	282	1,642	10	—	1,934
Research and development	—	—	285	—	285
Costs of Licensing and other revenue and other	—	18	25	—	43
Cost of intercompany consulting revenue	—	—	—	—	—
Total operating expenses	15,050	24,031	1,336	—	40,417
Operating loss	(15,050)	(12,022)	(1,257)	—	(28,329)
Other income (expense):
Interest income	649	—	25	—	674
Interest expense	—		—	—	—
Other income, net	2	4	—	—	6
Total other income	651	4	25	—	680

Equity in loss of subsidiaries	(13,250)			13,250	—

Net loss	$(27,649)	$(12,018)	$(1,232)	$13,250	$(27,649)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$27,692	$—	$—	$27,692
K-Fuel refined coal and blended K-Fuel refined coal	—	429	—	—	429
Licensing and other	—	—	—	—	—
Intercompany consulting and other	—	171	—	(171)	—
Total operating revenue	—	28,292	—	(171)	28,121
Operating expenses:
Coal mining operating costs	307	23,555	—	—	23,862
General and administrative	9,295	4,613	2,783	—	16,691
Plant costs	—	14,018	97	—	14,115
Cost of intercompany consulting revenue and other	—	171	—	(171)	—
Depreciation, depletion and amortization	821	3,260	74	—	4,155
Research and development	—	—	67	—	67
Total operating expenses	10,423	45,617	3,021	(171)	58,890
Operating loss	(10,423)	(17,325)	(3,021)	—	(30, 769)
Other income (expense):
Interest income	882	—	70	—	952
Interest expense	(3,639)	—	—	—	(3,639)
Other income, net	(212)	792	8	—	588
Total other income	(2,969)	792	78	—	(2,099)

Equity in loss of subsidiaries	(19,476)	—	—	19,476	—

Net loss	$(32,868)	$(16,533)	$(2,943)	$19,476	$(32,868)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$22,783	$—	$—	$22,783
K-Fuel refined coal and blended K-Fuel refined coal	—	264	—	—	264
Licensing and other	—	45	84	—	129
Intercompany consulting and other	—	85	—	(85)	—
Total operating revenue	—	23,177	84	(85)	23,176
Operating expenses:
Coal mining operating costs	370	20,564	—	—	20,934
General and administrative	19,220	5,067	1,461	—	25,748
Plant costs	—	17,323	11	—	17,334
Depreciation, depletion and amortization	501	3,336	18	—	3,855
Research and development	—	—	631	—	631
Cost of licensing and other revenue	—	39	26	—	65
Cost of intercompany consulting revenue	—	85	—	(85)	—
Total operating expenses	20,091	46,414	2,147	(85)	68,567
Operating loss	(20,091)	(23,237)	(2,063)	—	(45,391)
Other income (expense):
Interest income	1,680	—	25	—	1,705
Interest expense	—	—	—	—	—
Other income, net	(8)	(1)	56	—	47
Total other income (expense)	1,672	(1)	81	—	1,752

Equity in loss of subsidiaries	(25,220)	—	—	25,220	—

Net loss	$(43,639)	$(23,238)	$(1,982)	$25,220	$(43,639)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated (Note 10)
	(in thousands)
Operating activities:
Net loss	$(32,868)	$(16,533)	$(2,943)	$19,476	$(32,868)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	2,969	425	178	—	3,572
Depreciation, depletion and amortization	821	3,260	74	—	4,155
Amortization of debt issuance costs	484	—	—	—	484
Amortization of initial fair value of derivative	(283)	—	—	—	(283)
Derivative fair value adjustments	230	—	—	—	230
Asset retirement obligation accretion	—	142	—	—	142
Equity in loss of subsidiaries	19,476	—	—	(19,476)	—
Other	(37)	3	—		(34)
Changes in operating assets and liabilities:
Accounts receivable	—	451	—	—	451
Inventory	—	363	—	—	363
Prepaids expenses and other assets	391	454	(95)	—	750
Deferred revenue and other obligations	(77)	85	17	—	25
Accounts payable and accrued expenses	(1,725)	(416)	83	—	(2,058)
Cash used in operating activities	(10,619)	(11,766)	(2,686)	—	(25,071)
Investing activities:
Purchases of property, plant and equipment and construction in progress	(2,338)	(3,617)	(1,612)	—	(7,567)
Purchase of marketable securities	(5,000)	—	—	—	(5,000)
Proceeds from maturities of marketable securities	27,500	—	—	—	27,500
Restricted cash	(1,887)	—	—	—	(1,887)
Other	(3)	13	—	—	10
Cash provided by (used in) investing activities	18,272	(3,604)	(1,612)	—	13,056
Financing Activities:
Advances to/from parent/subsidiaries	(32,740)	—	—	32,740	—
Payments to/from parent/subsidiaries	13,349	15,372	4,019	(32,740)	—
Proceeds from exercise of options and warrants	55	—	—	—	55
Payments on capital leases and other	(7)	—	—	—	(7)
Cash provided by (used in) financing activities	(19,343)	15,372	4,019	—	48
Increase (decrease) in cash and cash equivalents	(11,690)	2	(279)	—	(11,967)
Cash and cash equivalents, beginning of year	25,194	—	1,764	—	26,958
Cash and cash equivalents, end of period	$13,504	$2	$1,485	$—	$14,991

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2007

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
					(As Restated Note 10)
Operating activities:
Net loss	$(43,639)	$(23,238)	$(1,982)	$25,220	$(43,639)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	13,863	207	678	—	14,748
Depreciation, depletion and amortization	501	3,336	18	—	3,855
Equity in loss of subsidiaries	25,220	—	—	(25,220)	—
Asset retirement obligation accretion	—	141	—	—	141
Other	(7)	(53)	(2)	—	(62)
Changes in operating assets and liabilities:
Accounts receivable	—	610	—	—	610
Inventory	—	(601)	—	—	(601)
Prepaids and other assets	148	11	(320)	—	(161)
Deferred revenue and other obligations	(335)	—	66	—	(269)
Accounts payable and accrued expenses	(286)	959	48	—	721
Cash (used in) operating activities	(4,535)	(18,628)	(1,494)	—	(24,657)
Investing activities:
Purchases of property, plant and equipment and construction in progress	(3,221)	(13,948)	(66)	—	(17,235)
Purchase of marketable securities	(20,113)	—	—	—	(20,113)
Purchases of asset held for sale	(9,297)	—	—	—	(9,297)
Proceeds from maturities of marketable securities	66,784	—	—	—	66,784
Restricted cash	(1,501)	(1,407)	—	—	(2,908)
Other	(61)	106	—	—	45
Cash (used in) provided by investing activities	32,591	(15,249)	(66)	—	17,276
Financing Activities:
Advances to/from parent/subsidiaries	29,615	59,176	1,681	(90,472)	—
Payments to/from parent/subsidiaries	(65,173)	(25,299)	—	90,472	—
Proceeds from the exercise of options and warrants	2,480	—	—	—	2,480
Proceeds from minority interest investment	—	—	4,000	—	4,000
Payments of costs to obtain minority interest investment	—	—	(285)	—	(285)
Payments on capital leases	119	—	—	—	119
Cash (used in) provided by financing activities	(32,959)	33,877	5,396		6,314
Increase (decrease) in cash and cash equivalents	(4,903)	—	3,836	—	(1,067)
Cash and cash equivalents, beginning of year	32,581	—	137	—	32,718
Cash and cash equivalents, end of period	$27,678	$—	$3,973	$—	$31,651

(10)  Restatement of Condensed Consolidated Statements of Cash Flows

Subsequent to the issuance of the June 30, 2007 financial statements, we identified an error related to the classification of certain investments, primarily auction rate securities, as cash and cash equivalents rather than marketable securities.  As a result of this error, we determined that the condensed consolidated statement of cash flows for the quarter ended June 30, 2007 should be restated.  The restatement is necessary to properly classify auction rate securities as marketable securities, which we classify as available-for-sale in accordance with Financial Accounting Standard No. 115 (as amended) “Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115).  These errors did not result in any changes to the condensed consolidated statements of operations, the condensed consolidated statements of stockholders’ equity, total current assets, total assets, total liabilities or total stockholder’s equity on the condensed consolidated balance sheets for any of the previously reported periods.  However, the effect on the statements of cash flows was considered material.  The restatement resulted in us increasing our cash provided by investing activities by $41.8 million and is reflected in our unaudited June 30, 2007 condensed consolidated cash flows.

The following is a summary of the effects of the restatement on our condensed consolidated statement of cash flows for the six months ended June 30, 2007:

Condensed consolidated Cash Flows June 30, 2007	As previously reported	Adjustments	As restated
	(in millions)
Proceeds from the maturities of marketable securities	$14,684	$52,100	$66,784
Purchases of marketable securities	(9,813)	(10,300)	(20,113)
Cash (used) in, provided by investing activities	(24,524)	41,800	17,276
Cash and cash equivalents, beginning of period	74,518	(41,800)	32,718
Cash and cash equivalents, end of period	31,651	—	31,651
Increase (decrease) in cash and cash equivalents	(42,867)	41,800	(1,067)

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

On March 19, 2008, we suspended operations at our Fort Union plant and mine site.  This enabled us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process.  Bechtel Power Corporation (Bechtel), completed the enhanced standard processing tower design based upon the results of our testing completed at the Fort Union plant.  Additionally, suspending production at this site further enabled us to reduce our cash expenditures.  To date, we have de-commissioned the Fort Union boiler, processing towers and other equipment at the site.  We are safeguarding the assets and maintaining the plant in a non-operational mode.  While we would be able to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites, we would be required to re-commission the equipment, which could take several months.  As time passes and we further de-commission the Fort Union plant, the time and costs to convert it to an operational status will increase.  We continue to evaluate redeploying some of the equipment to a future K-Fuel facility site.

In July 2007, we completed a convertible debt offering that provided us with approximately $72 million, net of amounts held in escrow and offering costs.  At that time we believed that those proceeds would last approximately 18 months.  With our current operating costs and the flexibility to adjust capital spending and the increasing production and profitability from Buckeye, we believe we can continue to meet our obligations for the foreseeable future.  As we identify opportunities to construct K-Fuel or K-Direct facilities, further expand Buckeye’s production volumes, or accelerate our C-Lock operations, we will also need to obtain additional funding.  We plan to seek additional capital from time to time as needed principally through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt or debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; and (4) sales of certain assets, including the boiler, which we have classified as “Held For Sale.”  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

We believe because of our decision to suspend operations at our Fort Union plant and mine site, along with the anticipated cash flows from our Buckeye operations, our current cash level is sufficient to support our corporate and other operations for the foreseeable future.  Over the last year, we have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and mine site, reducing professional fees and other general and administrative costs.  A portion of these savings have been offset by further investment in our C-Lock business.  We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

We are evaluating several projects both domestically and internationally for potential K-Fuel facilities, focusing on terminal facilities, or K-Direct plants, which would be wholly owned or owned through joint ventures.  We are evaluating sites primarily in the Mid-West of the United States and are currently negotiating agreements to locate a K-Fuel plant at a terminal site. We believe that a terminal facility offers many benefits, including the following:

•	A strategic location with access to rail, barge and trucking transportation options to many potential customers.

•	Ability to handle multiple types of coal, from multiple locations as a feedstock to the K-Fuel process.

•
Ability to blend K-Fuel refined coal with other coals to meet customer specifications, which we believe provides greater flexibility to potential customers by allowing them to target specifications like heat value or post-combustion characteristics like ash content or mercury, sulfur dioxide, chlorine, nitrogen oxide or other emission criteria.

•	Opportunity to leverage any available, existing coal handling, coal blending or other equipment that may already be located on or near the plant site.

On January 8, 2008, following successful test results for product performance and stability, we, our subsidiary Evergreen Energy Asia Pacific Corp., and Sumitomo Corporation agreed with a major Indonesian mining group to proceed with development of engineering specifications, economic evaluation, marketability analysis and further coal tests for a 1.5 million ton per year K-Fuel plant on the Indonesian island of Kalimantan and we anticipate finalizing the scope of the joint Phase III study in the near future, which will include detailed engineering, financial, and marketing studies.

Operations at our Buckeye subsidiary continue to improve as coal production and coal sales prices increase. Our average sales price realization per ton has increased over 35% between the quarters ended June 30, 2008 and 2007.  We believe these strong pricing levels will be sustainable for at least the next 24 months.  However, we have not captured all the benefits from the coal price increases during the last few months due to longer-termed coal contracts entered into in the past.  The coal prices for these contracts are set in the first quarter of that calendar year, based on certain indexes and not adjusted until the first quarter of the following calendar year.  We anticipate, based on current coal prices that we will see significant increases in revenue and cash flows from these longer-termed contracts beginning in early 2009.  As anticipated increases in production occur, we expect to capture the upside of these increases in pricing and will continue to benefit from higher prices during the remainder of 2008 and future periods.  We anticipate a 33% increase in production to levels of more than 800,000 tons sold in 2008 as compared to 600,000 tons in 2007.  With additional capital expenditures and continuing enhancements to our underground mine in the later part of 2009, we anticipate more than 1 million tons can be sold in 2009, with another 30% increase possible in 2010.  Based on these projections, we believe that the cash flows from Buckeye will be sufficient to fund all consolidated general and administrative and other operational costs for the foreseeable future.  If Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations.

Our C-Lock subsidiary is enhancing its patented C-Lock technology, a science based approach for massive data collection, correlation and mathematical models to measure and quantify carbon credits and greenhouse gases.  The technology uses a web-based solution to measure, document and audit green house gases, for environmental performance, including carbon offsets.  A software technology, GreenCert™, provides automated processes for quantifying changes in environmental impact and specifically, greenhouse gas emission reductions and enables:

•	Quantification

•	Verification

•	Analysis of uncertainty; and

•	Audit and compliance reporting for greenhouse gas risks and remediation measures.

C-Lock along with IBM laboratories and research centers have in place the software framework with the above characteristics.  This framework is generally applicable to all industries and is then customized for client and industry specifics.  We have completed the initial development of The Agricultural Land Carbon Solution and The Utility-Power Generation Carbon Solution for coal fired power plants.  We have identified potential customers and are actively marketing both products.

C-Lock continues to identify potential future strategic partners, in addition to IBM Corp. and Enterprise Information Management Corp, to assist in the development, testing and roll-out of it products.  Potential partners include companies offering services such as: energy engineering consulting; power generation performance optimization; or environmental consulting; or that offer products relating to sensor systems and devices; data collection devices, or other products that support energy or power plant operations.

We continue to have discussions with several potential buyers for the sale of our boiler, which is classified as “Assets Held For Sale”, and anticipate the consummation of this sale in the future.  We anticipate that we will utilize these additional proceeds to fund corporate operations and potential future projects.  In the future, if we determine that we are unable to sell this boiler, we will evaluate utilizing it in a future K-Fuel plant.

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant.  As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs are related to general and administrative expenses.  With the addition of Buckeye, we have begun to generate revenue and incur more substantial mining costs.  In the future, we plan to build, own and operate K-Fuel and K-Direct refineries domestically and internationally, both wholly-owned and through joint ventures.  Through C-Lock Technology we expect to generate further revenues from our first-of-its-kind web-based system along with our patented technology that accurately measures greenhouse gases and certifies these environmental improvements as carbon credits.  Our plant costs have significantly decreased due to our decision to idle our Fort Union plant in the first quarter of 2008.  As our operations expand, we expect our revenue and cost structure will also increase.  See our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion related to our anticipated revenue and expense trends.  The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

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

Revenue

Revenues for the second quarter of 2008 and 2007 were $16.1 million and $12.1 million, respectively.

Revenues in our Mining segment for the second quarter of 2008 and 2007 were $16.0 million and $11.8 million respectively, as follows:

•
Coal revenue includes mined raw and prepared coal sales within our Buckeye operations.  Coal revenues were $13.8 million and $9.8 million for the second quarter of 2008 and 2007, respectively.  Coal sales for the second quarter ended 2008 were 210,364 tons at $65.54 sales realization per ton sold compared to 204,137 tons at $48.01 sales realization per ton sold, for the second quarter 2007.  The increase in the sales realization per ton in the second quarter 2008 was due to higher coal sales prices when compared to the same quarter ended 2007.

•
Brokered coal sales, net are derived from revenues less the costs associated with the purchase of coal from other coal producers, which we ship directly to customers.  Brokered coal sales, net were $11,000 for the second quarter of 2008 compared to $162,000 for the second quarter of 2007.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio.  Ash disposal revenues were $2.1 million for the second quarter of 2008 compared to $1.7 million for the second quarter of 2007.  The increase for the second quarter 2008 was due to increased disposal volume for one of our large customers.

K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties.  Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties.  The remaining revenue related to the raw or prepared coal is reflected in Mining revenues.  K-Fuel refined coal and blended K-Fuel refined coal sales were $138,000 for the second quarter 2008, and $164,000 for the second quarter 2007 and are included in our Plant segment.  We anticipate little to no revenue for the remainder of 2008, due to our decision to idle our Fort Union plant in March 2008.

Revenues in our Mining segment for the six months ended June 30, 2008 and 2007 were $27.7 million and $22.8 million, respectively, as follows:

•
Coal sales for the six months ended June 30, 2008 were 372,815 tons at $62.67 sales realization per ton sold compared to 394,448 tons at $47.92 sales realization per ton sold, for the six months ended June 30, 2007.

•	Brokered coal sales, net were $67,000 for the six months ended June 30, 2008 compared to $353,000 for the same period ended 2007.

•
Ash disposal revenues were $4.2 million for the six months ended June 30, 2008 compared to $3.2 million for the same period ended 2007.  The increase for the six months ended June 30, 2008 was due to increased disposal volume for one of our large customers.

K-Fuel refined coal and blended K-Fuel refined coal sales were $429,000 for the six months ended June 30, 2008 compared to $264,000 for the same period ended 2007.

Coal Mining Operating Costs

Our coal mining operating expenses primarily include all costs associated with the mining of  coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs.  Coal mining operating expenses were $11.8 million and $9.8 million for the second quarters ended 2008 and 2007, respectively.  Coal mining operating cost for the six months ended June 30, 2008 and 2007 were $20.5 million and $18.7 million, respectively.  The increase during the three months and six months ended June 30, 2008, results primarily from a rise in price of fuel used to mine and transport coal.

Ash disposal

Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility.  Ash disposal expenses were $1.4 million and $1.1 million for the quarters ended June 30, 2008 and 2007, respectively.  Ash disposal expenses for the six months ended June 30, 2008 and 2007 were $2.8 million and $2.2 million, respectively.  The increase in the second quarter 2008 and the six months ended June 30, 2008 is in direct correlation with the increase in revenue when compared to the same periods ended 2007.

Plant costs

Plant costs primarily include purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs, which are reflected in our Plant segment.

Plant costs were $2.9 million and $9.4 million for the three months ended June 30, 2008 and 2007, respectively.  Plant costs were $14.1 million and $17.3 million for the six months ended June 30, 2008 and 2007, respectively.  Plant costs decreased for the three and six months ended June 30, 2008 primarily due to the idling of our Fort Union plant in late March 2008.  While we anticipate further plant costs reductions, we will continue to incur various costs related to maintaining the site in a non-operating mode.

General and Administrative

The following table summarizes our general and administrative costs for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Non-cash, share-based compensation	$1,484	$12,025	$3,572	$14,748
Employee-related costs	3,143	2,732	6,615	4,907
Professional fees	761	1,022	1,960	2,074
Office and travel costs	1,423	1,583	2,553	2,626
Insurance and other	854	656	1,991	1,393
Total general and administrative	$7,665	$18,018	$16,691	$25,748

Non-cash, share-based compensation expenses were $1.5 million and $12.0 million for the three months ended June 30, 2008 and 2007, respectively, substantially all of which related to our Technology segment.  Non-cash compensation expenses were $3.6 million and $14.6 million for the six months ended June 30, 2008 and 2007, respectively, substantially all of which relate to our Technology segment.  The decrease for the three and six months ended June 30, 2008 was due to a one-time $9.8 million charge, for the three and six months ended June 30, 2007, as a result of the termination without cause of a former executive officer and the acceleration of his restricted stock grant pursuant to his employment agreement.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs in each of our segments for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Technology	$1,706	$1,533	$3,103	$1,912
Plant	349	602	1,341	1,651
Mining	638	542	1,265	1,289
C-Lock	450	55	906	55
Total employee-related	$3,143	$2,732	$6,615	$4,907

Employee-related costs were $3.1 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively.  Employee-related costs were $6.6 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively.  The increases for the three and six months ended June 30, 2008 in comparison to the same periods in 2007 were primarily due to adding personnel to our C-Lock segment, as well as adding engineering and other personnel in our Technology segment, recruiting fees and an overall increase in our health insurance.  Offsetting this increase was a decrease in employee-related costs in our Plant segment as a result of idling our Fort Union plant.  We anticipate that due to the expansion of our engineering staff, we will see savings in our out-sourced engineering costs.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Technology	$437	$721	$1,272	$1,594
Plant	61	74	256	190
Mining	90	111	156	174
C-Lock	173	116	276	116
Total professional fees	$761	$1,022	$1,960	$2,074

Professional fees were $761,000 and $1.0 million for the three months ended June 30, 2008 and 2007, respectively.  Professional fees were $2.0 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease for the three and six months ended June 30, 2008 compared to the same periods ended June 30, 2007  was due to less outsourced engineering work as a result of increasing our corporate engineering staff in our Technology segment.  Offsetting these decreases were increases in professional fees in our C-Lock segment to advance our patented proprietary carbon measuring system.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Technology	$1,007	$1,081	$1,695	$1,820
Plant	85	242	335	377
Mining	65	134	118	244
C-Lock	266	126	405	185
Total office and travel	$1,423	$1,583	$2,553	$2,626

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Technology	$391	$247	$917	$633
Plant	105	47	341	199
Mining	195	177	361	327
C-Lock	163	185	372	234
Total insurance and other	$854	$656	$1,991	$1,393

Other Income Expense

Interest income

Interest income for the second quarter 2008 was $287,000 compared to $674,000 for the same period ended 2007.  Interest income for the six months ended June 30, 2008 was $952,000 compared to $1.7 million for the same period ended 2007.  The decrease in interest income for the second quarter and six months ended June 30, 2008 compared to the same periods ended June 30, 2007 was attributed to a lower cash balance and reduced interest rates in the market place during 2008.

Interest expense

Interest expense for the quarter ended June 30, 2008 was $1.9 million compared to $0 for the same period ended 2007.  Interest expense for the six months ended June 30, 2008 was $3.6 million compared to $0 for the same period ended 2007.  Interest expense relates to the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012, which we completed in July 2007.

Other (expense) income

During the second quarter 2008, other income was $1.2 million as compared to other income of $6,000 for the same period ended 2007.  Other income for the six months ended June 30, 2008 was $588,000 compared to $47, 000 for the same period ended 2007.  The change for the quarter ended June 30, 2008 and the six months ended June 30, 2008 compared to the same period ended June 30, 2007 is primarily attributed to $744,000 of insurance reimbursements for cost incurred to repair certain equipment at our Fort Union plant and $410,000 change in fair value of our embedded derivatives related to our convertible debt.

Liquidity and Capital Resources

In July 2007, we completed a convertible debt offering that provided us with approximately $72 million, net of amounts held in escrow and offering costs.  At that time we believed that those proceeds would last approximately 18 months.  With our current operating costs and the flexibility to adjust capital spending and the increasing production and profitability from Buckeye, we believe we can continue to meet our obligations for the foreseeable future.  As we identify opportunities to construct K-Fuel or K-Direct facilities, further expand Buckeye’s production volumes, or accelerate our C-Lock operations, we will also need to obtain additional funding.  W plan to seek additional capital from time to time as needed principally through: (1) equity offerings or the exercise of outstanding options and warrants; (2) debt or debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; and (4) sales of certain assets, including the boiler, which we have classified as “Held For Sale.”  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

We believe because of our decision to suspend operations at our Fort Union plant and mine site, along with the anticipated cash flows from our Buckeye operations, our current cash level is sufficient to support our corporate and other operations for the foreseeable future.  Over the last year, we have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and mine site, reducing professional fees and other general and administrative costs.  A portion of these savings have been offset by further investment in our C-Lock business.  We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

Operations at our Buckeye subsidiary continue to improve as coal production and coal sales prices increase. Our average sales price realization per ton has increased over 35% between the quarters ended June 30, 2008 and 2007.  We believe these strong pricing levels will be sustainable for at least the next 24 months.  However, we have not captured all the benefits from the coal price increases during the last few months due to longer-termed coal contracts entered into in the past.  The coal prices for these contracts are set in the first quarter of that calendar year, based on certain indexes and not adjusted until the first quarter of the following calendar year.  We anticipate, based on current coal prices that we will see significant increases in revenue and cash flows from these longer-termed contracts beginning in early 2009.  As anticipated increases in production occur, we expect to capture the upside of these increases in pricing and will continue to benefit from higher prices during the remainder of 2008 and future periods.  We anticipate a 33% increase in production to levels of more than 800,000 tons sold in 2008 as compared to 600,000 tons in 2007.  With additional capital expenditures and continuing enhancements to our underground mine in the later part of 2009, we anticipate more than 1 million tons can be sold in 2009, with another 30% increase possible in 2010.  Based on these projections, we believe that the cash flows from Buckeye will be sufficient to fund all consolidated general and administrative and other operational costs for the foreseeable future.  If Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations.

Historical View

The following historical view of liquidity and capital resources gives effect to the restatement discussed in Note 10 to the condensed consolidated financial statements.

Cash Used in Operating Activities

Cash used in operating activities was $25.0 million and $24.7 million for the six months ended June 30, 2008 and 2007, respectively.  The majority of the cash used in operating activities for the six months ended June 30, 2008 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities for the six months ended June 30, 2008 were non-cash, share-based compensation expense of $3.5 million and depreciation, depletion and amortization of $4.2 million.  The most significant adjustment to net loss to arrive at cash used in operating activities for the six months ended June 30, 2007, were non-cash share-based compensation expense resulting in a $14.7 million charge and depreciation, depletion and amortization of $3.9 million, primarily from the operations of Buckeye.

Cash Used in Investing Activities

Cash provided by investing activities was $13.1 million and $17.3 million for the six months ended June 30, 2008 and 2007, respectively.  The majority of the uses of cash relate to the following:

•	We spent $7.6 million on our capital equipment and future plant design for the three months ended June 30, 2008 and $17.2 million for the six months ended June 30, 2007.

•
We purchased $5.0 million and $20.1 million of marketable securities for the six months ended June 30, 2008 and 2007, respectively.  We received proceeds from maturities of $28.0 million and $66.8 million in the six months ended June 30, 2008 and 2007, respectively.

•	We transferred $1.9 million and $2.9 million to restricted cash during the six months ended June 30, 2008 and 2007, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2008 was $48,000 compared to $6.3 million for the six months ended June 30, 2007.  The difference for the six months ended June 30, 2007 was due to $2.5 million of proceeds from the exercise of options and warrants and $4.0 million of proceeds from minority interest investment in Evergreen Asia.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to risks inherent in operations, we are exposed to market risks.  We are exposed to market price risk in the normal course of selling coal.  We use significant quantities of diesel fuel in our mining operations and are also exposed to risk in the market price for diesel fuel.  There have been no material changes from the quantitative and qualitative market risk disclosed in Item 7A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting

During 2006, we began to implement a new enterprise-wide software system.  Through the six months ended June 30, 2008, we commenced using the general ledger, accounts payable, procurement and fixed asset applications of the software to record, allocate and report financial transactions, which resulted in certain material changes to our internal controls over financial reporting.  In addition, we have implemented the general ledger and accounts payable modules at our Buckeye location.  We have tested and evaluated the effectiveness of the key controls over financial reporting related to these implemented modules and determined that the controls are operating effectively.  Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  We plan on implementing additional modules of the enterprise-wide software through the year ending December 31, 2008.  As we implement other modules, our internal control structure will be modified as appropriate.  Additionally, once all the modules are implemented we will re-evaluate our control structure to ensure maximum efficiency and effectiveness of key controls over financial reporting.  The implemented and planned system changes were undertaken primarily to improve controls and management reporting and were not undertaken in response to any actual or perceived significant deficiencies or material weaknesses in our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 17, 2008 for the principal purpose of (i) electing four Class I directors; (ii) approving amendments to our Restated Certificate of Incorporation to provide for the phased elimination by 2010 of the classified Board of Directors structure; and (iii) ratifying Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2008.

The following votes were cast by the stockholders with respect to the election of directors named in our proxy statement:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
William H. Walker, Jr.	69,331,876	954,914	227,402
Robert J. Clark	67,987,588	2,200,768	325,836
Jack C. Pester	67,307,633	2,981,080	225,479
James S. Pignatelli	68,008,979	2,179,487	325,726

In addition to the directors listed above, directors who are continuing in their term of office are: Stanford M. Adelstein, Kevin R. Collins, Manuel H. Johnson, Robert S. Kaplan, W. Grady Rosier and James R. Schlesinger.

The following votes were cast by the stockholders with respect to the approval of amendments to our Restated Certificate of Incorporation to provide for the phased elimination by 2010 of the classified Board of Directors structure:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Declassify our Board of Directors	68,417,956	1,713,343	382,893

The following votes were cast by the stockholders with respect to the ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2008:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Deloitte & Touche LLP	69,304,929	651,354	557,909

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 16, 2008).
3.2	Amendments to the Third Amended Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed July 16, 2008).
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: August 18, 2008	By:	/s/ KEVIN R. COLLINS
Kevin R. Collins
Chief Executive Officer and President

Date: August 18, 2008	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer