Form 10-Q/A
period 2008-06-30
EVERGREEN ENERGY INC
filed 2008-08-20
CIK 912365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on 10-Q/A, Amendment No., 1 is being filed by the Registrant solely to correct and amend an administrative error in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Quarterly Report on Form 10-Q which was filed with the Securities and Exchange Commission on August 18, 2008.  The original sentence stated “We anticipate a 33% increase in production to levels of more than 800,000 tons sold in 2008 as compared to 600,000 tons in 2007.”  The revised and amended sentence states “We anticipate a 10% increase in production to levels of more than 800,000 tons sold in 2008 as compared to 727,000 tons in 2007.”  This revision does not affect the Registrant’s financial condition, cash flows or results of operations as previously reported.  Pursuant to applicable Securities Exchange Act of 1934 regulations, we are herein refiling Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

This Amendment contains only the section and exhibits to the original filing which are being amended and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.

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

On March 19, 2008, we suspended operations at our Fort Union plant and mine site.  This enabled us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process.  Bechtel Power Corporation (Bechtel), completed the enhanced standard processing tower design based upon the results of our testing completed at the Fort Union plant.  Additionally, suspending production at this site further enabled us to reduce our cash expenditures.  To date, we have de-commissioned the Fort Union boiler, processing towers and other equipment at the site.  We are safeguarding the assets and maintaining the plant in a non-operational mode.  While we are would be able to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites, we would be required to re-commission the equipment, which could take several months.  As time passes and we further de-commission the Fort Union plant, the time and costs to convert it to an operational status will increase.  We continue to evaluate redeploying some of the equipment to a future K-Fuel facility site.

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

Operations at our Buckeye subsidiary continue to improve as coal production and coal sales prices increase. Our average sales price realization per ton has increased over 35% between the quarters ended June 30, 2008 and 2007.  We believe these strong pricing levels will be sustainable for at least the next 24 months.  However, we have not captured all the benefits from the coal price increases during the last few months due to longer-termed coal contracts entered into in the past.  The coal prices for these contracts are set in the first quarter of that calendar year, based on certain indexes and not adjusted until the first quarter of the following calendar year.  We anticipate, based on current coal prices that we will see significant increases in revenue and cash flows from these longer-termed contracts beginning in early 2009.  As anticipated increases in production occur, we expect to capture the upside of these increases in pricing and will continue to benefit from higher prices during the remainder of 2008 and future periods.  We anticipate a 10% increase in production to levels of more than 800,000 tons sold in 2008 as compared to 727,000 tons in 2007.  With additional capital expenditures and continuing enhancements to our underground mine in the later part of 2009, we anticipate more than 1 million tons can be sold in 2009, with another 30% increase possible in 2010.  Based on these projections, we believe that the cash flows from Buckeye will be sufficient to fund all consolidated general and administrative and other operational costs for the foreseeable future.  If Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations.

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

Operations at our Buckeye subsidiary continue to improve as coal production and coal sales prices increase. Our average sales price realization per ton has increased over 35% between the quarters ended June 30, 2008 and 2007.  We believe these strong pricing levels will be sustainable for at least the next 24 months.  However, we have not captured all the benefits from the coal price increases during the last few months due to longer-termed coal contracts entered into in the past.  The coal prices for these contracts are set in the first quarter of that calendar year, based on certain indexes and not adjusted until the first quarter of the following calendar year.  We anticipate, based on current coal prices that we will see significant increases in revenue and cash flows from these longer-termed contracts beginning in early 2009.  As anticipated increases in production occur, we expect to capture the upside of these increases in pricing and will continue to benefit from higher prices during the remainder of 2008 and future periods.  We anticipate a 10% increase in production to levels of more than 800,000 tons sold in 2008 as compared to 727,000 tons in 2007.  With additional capital expenditures and continuing enhancements to our underground mine in the later part of 2009, we anticipate more than 1 million tons can be sold in 2009, with another 30% increase possible in 2010.  Based on these projections, we believe that the cash flows from Buckeye will be sufficient to fund all consolidated general and administrative and other operational costs for the foreseeable future.  If Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations.

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

PART II.  OTHER INFORMATION

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

EVERGREEN ENERGY INC.

Date: August 20 , 2008	By:	/s/ KEVIN R. COLLINS
Kevin R. Collins
Chief Executive Officer and President

Date: August 20 , 2008	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer