Form 10-Q
period 2008-09-30
EVERGREEN ENERGY INC
filed 2008-11-10
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 4, 2008, there were 123,325,845 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	December 31, 2007
	(in thousands)

Assets
Current:
Cash and cash equivalents	$21,241	$26,958
Marketable securities	—	24,500
Accounts receivable, net	5,731	6,446
Inventory	869	1,443
Prepaid and other assets	1,168	1,940
Total current assets	29,009	61,287
Property, plant and equipment, net of accumulated depreciation	27,370	25,882
Construction in progress	18,012	11,965
Mineral rights and mine development, net of accumulated depletion	18,067	19,363
Restricted cash and marketable securities	12,307	28,418
Debt issue costs, net of amortization	1,543	5,587
Other assets	5,312	4,694
Assets held for sale	18,615	18,615
	$130,235	$175,811

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,305	$6,818
Accrued liabilities	10,078	8,697
Other current liabilities	367	192
Total current liabilities	17,750	15,707
Long-term debt	29,315	97,971
Deferred revenue, less current portion	6,732	6,732
Asset retirement obligations	6,398	6,171
Deferred rent and other liabilities, less current portion	2,089	2,531
Total liabilities	62,284	129,112

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 123,258 and 84,327 shares issued and outstanding, respectively	123	84
Additional paid-in capital	515,373	454,688
Accumulated deficit	(447,545)	(408,073)
Total stockholders’ equity	67,951	46,699

	$130,235	$175,811

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$14,011	$12,592	$41,703	$35,376
K-Fuel refined coal and blended K-Fuel refined coal	34	259	463	523
Licensing and other	—	42	—	172
Total operating revenue	14,045	12,893	42,166	36,071

Operating expenses:
Coal mining operating costs	11,485	11,333	35,347	32,267
General and administrative	8,541	9,438	25,232	35,193
Plant costs	2,354	7,857	16,469	25,191
Depreciation, depletion and amortization	2,278	2,007	6,433	5,862
Research and development	9	218	76	850
Cost of licensing and other revenue	—	—	—	61
Asset impairments	—	3,867	—	3,867
Total operating expenses	24,667	34,720	83,557	103,291

Operating loss	(10,622)	(21,827)	(41,391)	(67,220)

Other income (expense):
Interest income	201	1,160	1,153	2,863
Interest expense	(1,653)	(1,473)	(5,292)	(1,477)
Gain on debt for equity exchange transactions	5,904	—	5,904	—
Other (expense) income, net	(434)	2,774	154	2,829
Total other (expense) income	4,018	2,461	1,919	4,215

Net loss	$(6,604)	$(19,366)	$(39,472)	$(63,005)

Basic and diluted net loss per common share	$(0.08)	$(0.23)	$(0.46)	$(0.77)
Weighted-average common shares outstanding	87,154	82,552	85,017	81,894

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(in thousands)

Balance at January 1, 2008	84,327	$84	$454,688	$(408,073)	$46,699
Common stock issued on exercise of options, warrants and other	20	—	55	—	55
Share-based compensation expense related to employees, directors and consultants	306	—	5,057	—	5,057
Debt for equity exchange transactions	38,605	39	55, 590	—	55,629
Other	—	—	(17)	—	(17)
Net loss	—	—	—	(39,472)	(39,472)
Balance at September 30, 2008	123,258	$123	$515,373	$(447,545)	$67,951

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
		(As Restated Note 10)

Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	(39,472)	(63,005)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees, directors and consultants	5,057	17,643
Depreciation, depletion and amortization	6,433	5,862
Asset impairments	—	3,867
Gain on debt for equity transactions	(5,904)	—
Amortization of debt issuance costs	682	185
Amortization of initial fair value of derivative	(414)	—
Derivative fair value adjustment	449	(2,730)
Asset retirement obligation accretion	227	213
Fair value adjustment of marketable security	200	—
Other	277	88
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	733	(156)
Inventory	574	(166)
Prepaid expenses and other assets	1,060	(587)
Deferred revenue and other obligations	(259)	(332)
Accounts payable and accrued expenses	(2,138)	1,043
Cash used in operating activities	(32,495)	(38,075)

Investing activities:
Purchases of property, plant and equipment and construction in progress	(11,902)	(27,061)
Purchases of marketable securities	(5,000)	(45,113)
Purchases of asset held for sale	—	(14,320)
Proceeds from maturities of marketable securities	27,500	76,671
Restricted cash, net	16,111	(25,943)
Other	17	48
Cash provided by (used in) investing activities	26,726	(35,718)

Financing Activities:
Proceeds from issuance of convertible debt	—	95,000
Proceeds from exercise of options and warrants	55	4,830
Proceeds from sale of stock in subsidiary, net of offering costs	—	3,715
Payments of debt issuance costs	—	(5,578)
Payment of income tax liability in exchange for common stock	—	(1,641)
Other	(3)	(74)
Cash provided by financing activities	52	96,252

Increase (decrease) in cash and cash equivalents	(5,717)	22,459
Cash and cash equivalents, beginning of period	26,958	32,718
Cash and cash equivalents, end of period	21,241	55,177

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct plants, GreenCert™, C-Lock™ and C-Lock and refer to our patented processes and technologies.

(1)   Business and Basis of Presentation

We were founded in 1984 as a clean coal company focused on developing our K-Fuel process.  Our goal is to leverage a vertically integrated, coal-based platform to deliver clean, efficient and affordable energy.  We intend to meet the specific needs of public utility, industrial and international market customers by providing economical solutions to environmental emission standards compared to other emission standard alternatives.  Our patented K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy efficient, lower-emission fuel.

Our C-Lock subsidiary is enhancing its patented C-Lock technology which is a science-based approach for massive data collection, correlation and mathematical models to measure and quantify carbon credits and greenhouse gases.  The technology uses a web-based solution to measure, document and audit greenhouse gases, for environmental performance, including carbon offsets.  A software technology, GreenCert™, provides automated processes for quantifying changes in environmental impact and specifically, greenhouse gas emission reductions.

On March 19, 2008, we suspended operations at our Fort Union plant and mine site.  This enabled us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our K-Fuel process.  Bechtel Power Corporation (or “Bechtel”) completed the enhanced standard design based upon the results of our testing completed at the Fort Union plant.  Additionally, suspending production at this site further enabled us to reduce our cash expenditures.  To date, we have de-commissioned the Fort Union boiler, processing towers and other equipment at the site.  We are safeguarding the assets and maintaining the plant in a non-operational mode.  While we would be able to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites, we would be required to re-commission the equipment, which could take several months.  As time passes and we further de-commission the Fort Union plant, the time and costs to convert it to an operational status will increase.  We continue to evaluate redeploying some of the equipment to a future K-Fuel facility site.

In July 2007, we completed a convertible debt offering that provided us with approximately $72 million, net of amounts held in escrow and offering costs.  During the quarter ended September 30, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $66.4 million in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 47.9 million shares of our common stock.  We issued all the shares by October 2008 except for 9.3 million, which represents $12.5 million of principal value of the notes.  Further, we received the requisite consents to amend the indenture and, in compliance with the terms and provisions of the indenture, we, each of the guarantors and the trustee, executed a supplemental indenture (the “Supplemental Indenture”).  See further discussion in Note 4- Long-term Debt.

We believe because of our decision to suspend operations at our Fort Union plant and mine site, along with the anticipated cash flows from our Buckeye operations, the release of $18.0 million of cash previously held in escrow and the ability to adjust capital spending, our current cash level is sufficient to support our corporate and other operations for the foreseeable future.  Over the last year, we have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and mine site, reducing professional fees and other general and administrative costs.  A portion of these savings have been offset by further investment in our C-Lock business.  If Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

We engaged Houlihan Lokey, an international investment bank, to provide independent advice to our management and our board of directors as we continue to explore our options.  We expect to consider and evaluate several alternatives during the engagement, including, but not limited to, the potential sale or joint venture of certain assets.  As we identify alternatives through this process or as opportunities to construct K-Fuel or K-Direct facilities, further expand Buckeye’s production volumes, or accelerate our C-Lock operations, we may need to obtain additional funding.  We plan to seek additional capital from time to time as needed principally through: (1) equity offerings; (2) debt or debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; (4) sales of certain assets, including the boiler, which we have classified as “Held For Sale”; and (5) the exercise of outstanding options and warrants.  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

These financial statements and related notes thereto contain unaudited information as of and for the three and nine months ended September 30, 2008 and 2007.  In the opinion of management, the statements include all the adjustments necessary, of a normal and recurring nature, to fairly present our condensed consolidated results of operations, financial position, and cash flows as of and for the nine months ended September 30, 2008 and 2007.  The condensed consolidated results of operations for the three and nine months and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results or cash flows expected for the full year.  All intercompany transactions and balances have been eliminated.  The financial information as of September 30, 2008 should be read in conjunction with the financial statements for the year ended December 31, 2007 contained in our Form 10-K filed on March 24, 2008.

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

Net loss Per Common Share. Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by 1 million shares that are subject to a contingency as of both September 30, 2008 and 2007.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended September 30, 2008 and 2007 were 26.8 million and 31.4 million, respectively, and are comprised of outstanding stock options, unvested restricted stock grants, warrants to purchase our common stock and convertible shares relating to our 8.00% convertible secured notes.  See Note—4 Long-term Debt.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Marketable securities.  During the quarter ended March 31, 2008 we liquidated, at par, $22.5 million in student loan-backed auction rate securities.  As of September 30, 2008, our condensed consolidated balance sheet reflects $1.8 million of such securities in other long-term assets.  During the quarter ended September 30, 2008 we reduced the carrying amount of our student loan-backed auction rate security by $200,000, which is reflected in general and administrative expense.  Our estimate of the fair value of such securities is based upon consideration of various factors including the overall credit market, the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.  If the issuer and guarantor are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of our investment in auction rate securities further.

Inventory.  Inventory, which includes prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market.  Our practice is to value prepared coal and purchased coal based on the average cost method by the applicable type of coal.  Inventory principally consisted of $594,000 and $1.1 million of washed or prepared coal, raw coal and inventory in transit and $275,000 and $317,000 of spare parts and supplies as of September 30, 2008 and December 31, 2007, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008

The following table presents information about our net assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
( in thousands)
Recurring:

Embedded derivatives	$ 510	$—	$—	$ 510
Auction Rate Securities	$ 1,800	—	$—	$ 1,800

The following table represents the change in fair value for the three and nine months ended September 30, 2008:

	Balance at December 31, 2007	Realized loss	Unrealized loss	Balance at September 30, 2008
	(in thousands)
Embedded derivatives (1)	$1,470	$(511)	$(449)	$510
Auction Rate Securities (2)	$2,000	$—	$(200)	$1,800

	Balance at June 30, 2008	Realized loss	Unrealized loss	Balance at September 30, 2008
	(in thousands)
Embedded derivatives (1)	$1,240	$(511)	$(219)	$510
Auction Rate Securities (2)	$2,000	$—	$(200)	$1,800
____________________

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control and probabilities of our future stock prices.  We use a Monte-Carlo fair value model run with thousands of iterations to fair value these derivatives.  Our embedded derivatives are recorded in other long-term assets with the fair value adjustment for the unrealized and realized gains/losses recorded in total other (Expense)/ Income on our condensed consolidated balance sheet and our condensed consolidated statements of operations, respectively.

(2)
We are required to make significant estimates and assumptions when fair valuing auction rate securities.  Our estimate is based upon consideration of various factors including the overall credit market, the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets.  This FSP is effective immediately and includes those periods for which financial statements have not been issued.  The adoption FAS 157-3 did not have a material impact on our financial statements.

On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We elected not to adopt the fair value option and as a result it did not have an impact on our financial statements.

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

(3)   Supplemental Cash Flow Information

	September 30, 2008	September 30, 2007
	(in thousands)

Cash paid for interest	$7,600	$—
Interest capitalized	571	—
Accounts payable and liabilities included in property, plant and equipment and construction in progress	1,930	3,791

(4)   Long-term Debt

On July 30, 2007, we completed the sale of $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012 “Convertible Notes.”  During the quarter ended September 30, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $66.4 million in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 47.9 million shares of our common stock and $3.5 million in cash, which was paid on October 1, 2008.  Prior to each exchange of notes for common stock, each of the converting noteholders agreed to release each guarantee issued pursuant to the indenture with respect to such notes being exchanged such that, at the time of each exchange, such notes being exchanged were not guaranteed securities and were solely securities of ours.  Further, we received the requisite consents to amend the Indenture and in compliance with the terms and provisions of the Indenture, we, each of the guarantors and the trustee, executed a Supplemental Indenture.  The Supplemental Indenture amends the indenture to eliminate substantially all of the restrictive covenants, to release the security interests in the collateral securing the notes and to make certain other conforming changes to the indenture which included the release of $18.0 million of cash that was held in escrow.  We recognized a $5.9 million gain, after reduction for transaction costs and the non-cash write off of debt issue costs and related embedded derivatives.

  We evaluated these Convertible Notes at issuance and concluded that they contained embedded derivatives that needed to be bifurcated for valuation purposes.  We used fair value modeling techniques to value these derivatives and initially recorded $3.2 million of long-term assets and a corresponding increase in long-term debt in our condensed consolidated balance sheets.  Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded a $219,000 loss for the three months ended September 30, 2008 and a $449,000 loss for the nine months ended September 30, 2008.  For further details see Note 9 —Long-term Debt of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

(5)   Segments

  Our segments include the Mining segment, the C-lock segment, the Plant segment and the Technology segment.  The Mining segment primarily represents the mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal and wash facilities.  The C-Lock segment reflects the measurement of greenhouse gases and certification of environmental improvements as carbon credits.  The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming, at which we have suspended operations.  The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our K-Fuel technology.  Our Technology segment costs are allocated  to our other segments,  generally on a percentage based either on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures.  Our operations are principally conducted in the United States.  Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting.

	Three Months Ended September 30, 2008					Three Months Ended September 30, 2007
	Mining	C-Lock	Plant	Technology	Total	Mining	C-Lock	Plant	Technology	Total
	(in thousands)
Operating revenues:
Mining	$14,011	$—	$—	$—	$14,011	$12,592	$—	—	$—	$12,592
K-Fuel refined coal and blended K-Fuel refined coal	—	—	34	—	34	—	—	259	—	259
Licensing and other	—	—	—	—	—	—	—	—	42	42
Total segment revenue	14,011	—	34	—	14,045	12,592	—	259	42	12,893

Operating expenses:
Coal mining operating costs	11,485	—	—	—	11,485	11,333	—	—	—	11,333
General and administrative	1,132	1,507	554	5,348	8,541	1,014	1,456	1,744	5,224	9,438
Plant costs	—	—	2,272	82	2,354	—	—	7,857	—	7,857
Asset impairments	—	—	—	—	—	—	—	1,768	2,099	3,867
Total segment operating expense:	12,617	1,507	2,826	5,430	22,380	12,347	1,456	11,369	7,323	32,495

Segment operating income (loss)	$1,394	$(1,507)	$(2,792)	$(5,430)	$(8,335)	$245	$(1,456)	(11,110)	$(7,281)	$(19,602)

Reconciliation to net loss:

Total segment operating (loss) Income					(8,335)					$(19,602)
Depreciation, depletion and amortization					(2,278)					(2,007)
Research and development					(9)					(218)
Other income (expense), net					4,018					2,461
Net loss					(6,604)					$(19,366)

	Nine Months Ended September 30, 2008					Nine Months Ended September 30, 2007
	Mining	C-Lock	Plant	Technology	Total	Mining	C-Lock	Plant	Technology	Total
	(in thousands)
Operating revenues:
Mining	$41,703	$—	$—	$—	$41,703	$35,376	$—	—	$—	$35,376
K-Fuel refined coal and blended K-Fuel refined coal	—	—	463	—	463	—	—	523	—	523
Licensing and other	—	—	—	—	—	—	—	45	127	172
Total segment revenue	41,703	—	463	—	42,166	35,376	—	568	127	36,071

Operating expenses:
Coal mining operating costs	35,347	—	—	—	35,347	32,267	—	—	—	32,267
General and administrative	3,414	3,648	2,815	15,355	25,232	3,330	1,619	4,495	25,749	35,193
Plant costs	—	—	16,289	180	16,469	—	—	25,181	10	25,191
Cost of license and consulting revenue	—	—	—	—	—	—	—	22	39	61
Asset impairments	—	—	—	—	—	—	—	1,768	2,099	3,867
Total segment operating expense:	38,761	3,648	19,104	15,535	77,048	35,597	1,619	31,466	27,897	96,579

Segment operating income (loss)	$2,942	$(3,648)	$(18,641)	$(15,535)	$(34,882)	$(221)	$(1,619)	(30,898)	$(27,770)	$(60,508)

Total assets	$50,650	$4,344	$2,532	$72,709	$130,235

Total Segment operating (loss)					$(34,882)					$(60,508)
Depreciation, depletion and Amortization					(6,433)					(5,862)
Research and development					(76)					(850)
Other income (expense), net					1,919					4,215
Net loss					$(39,472)					$(63,005)

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

We use the Black-Scholes option-pricing model to value stock options.  The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options.  We granted 132,000 options to non-employee board members that vest immediately and expire on the third anniversary of the date of grant during the nine months ended September 30, 2008.  Additionally,  during the nine months ended September 30, 2008, we granted 704,000 stock options to our employees which were 20% vested immediately and equally vest over the next four years from the grant date and expire ten years from anniversary date.  As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  The following table summarizes the assumptions used to value stock options granted during the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Weighted-average:
Risk free interest rate	3.30%	4.68%
Expected option life (years)	9	3
Expected volatility	77%	64%
Expected dividends	None	None

(7)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Since the 1996 amendment through September 30, 2008, we have made cumulative royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the maximum potentially owed under the cap to $73.0 million.  Mr. Theodore Venners, our Chief Strategy Officer, (“CSO”), is entitled to 50% of net distributable royalties disbursed to the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc., or Hills Products.  Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors.  We leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars.  Prior to the execution of this agreement, our independent Board members approved this transaction.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  Per the agreement, we committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.  We paid $0 and $12,000 for leasing fees for the three and nine months ended September 30, 2008, respectively and $4,500 and $13,500 for the three and nine months ended September 30, 2007, respectively.  As a result of the idling of our Fort Union plant, we terminated this agreement.

Consulting

We previously had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our CSO.  We entered into agreements with Venners & Company for these services at a fixed monthly fee plus certain performance bonuses.  In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work.  In May, after the final payment, our obligation ceased.  During the three and nine months ended September 30, 2008 we expensed $0 and $38,000, respectively.  During the three and nine months ended September 30, 2007, we expensed $41,000 and $201,000 in consulting fees, respectively, related to these agreements.

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

Other

In December 2007, our subsidiary, C-Lock Technology, Inc., in conjunction with IBM and Enterprise Information Management, Inc., developed a greenhouse gas measurement system called GreenCert.  This system was developed on IBM Websphere Portal-based software, which can calculate carbon reductions across multiple industries and devices.  Two of our non-executive employees serve on the board of directors of Enterprise Information Management.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  We paid Enterprise Information Management, Inc. $1.5 million and $2.4 million during the three and nine months ended September 30, 2008, respectively.  We paid Enterprise Management, Inc. $54,000 for both the periods for the three and nine months ended September 30, 2007.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others.  In the aggregate, these share grants currently represent a 24% ownership interest in C-Lock Technology, Inc.

(8)   Commitments and Contingencies

Litigation

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

(9)   Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007; our consolidating balance sheets as of September 30, 2008 and December 31, 2007, and our consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007.  Pursuant to Securities and Exchange Commission (“SEC”) regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the parent and issuer, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis.  The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances.  Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock which is 76% owned by us, all of our other subsidiaries are wholly owned.  The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements and except for the parent, present the ownership in the subsidiaries under the equity method.  Transactions affecting our condensed consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock in a public offering, warrant extension and debt issue costs.  These transactions for all periods relate to our parent, Evergreen Energy Inc. with the exception of the sale of stock in Evergreen Asia Pacific for $3.6 million in the second quarter of 2007, net of offering costs, which is included in the column labeled Other.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets

Current:
Cash and cash equivalents	$19,964	$—	$1,277	$—	$21,241
Accounts receivable, net	—	5,731	—	—	5,731
Inventory	—	869	—	—	869
Prepaid and other assets	725	318	125	—	1,168
Total current asset	20,689	6,918	1,402	—	29,009
Property, plant and equipment, net of accumulated depreciation	3,906	19,956	3,508	—	27,370
Construction in progress	9,301	7,723	988	—	18,012
Mineral rights and mine development, net of accumulated depletion	—	18,067	—	—	18,067
Restricted cash and marketable securities	12,307	—	—	—	12,307
Debt issuance costs, net of amortization costs	1,543	—	—	—	1,543
Investment in consolidated subsidiaries	(247,348)	—	—	247,348	—
Due from subsidiaries	288,992	—	—	(288,992)	—
Other assets	1,529	518	3,265	—	5,312
Assets held for sale	18,615	—	—	—	18,615
	$109,534	$53,182	$9,163	$(41,644)	$130,235
Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable	$3,116	$4,189	$—	$—	$7,305
Accrued liabilities	7,480	1,916	682	—	10,078
Other current liabilities	367	—	—	—	367
Total current liabilities	10,963	6,105	682	—	17,750
Long-term debt	29,315	—	—	—	29,315
Deferred revenue, less current portion	—	—	6,732	—	6,732
Due to parent	—	253,552	35,440	(288,992)	—
Asset retirement obligations	—	6,398	—	—	6,398
Other liabilities, less current portion	1,305	757	27	—	2,089
Total liabilities	41,583	266,812	42,881	(288,992)	62,284
Commitments and contingencies
Total equity (deficit)	67,951	(213,630)	(33,718)	247,348	67,951
	$109,534	$53,182	$9,163	$(41,644)	$130,235

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2007

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$25,194	$—	$1,764	$—	$26,958
Marketable securities	22,500	—	2,000	—	24,500
Accounts receivable, net	—	6,446	—	—	6,446
Inventory	—	1,443	—	—	1,443
Prepaid and other assets	928	785	227	—	1,940
Total current assets	48,622	8,674	3,991	—	61,287
Property, plant and equipment, net of accumulated depreciation	4,880	20,596	406	—	25,882
Construction in progress	5,779	5,260	926	—	11,965
Mineral rights and mine development, net of accumulated depletion	—	19,363	—	—	19,363
Restricted cash and marketable securities	28,418	—	—	—	28,418
Debt issuance costs, net of amortization	5,587	—	—	—	5,587
Investment in consolidated subsidiaries	(222,341)	—	—	222,341	—
Due from subsidiaries	263,379	—		(263,379)	—
Other assets	2,731	509	1,454	—	4,694
Assets held for sale	18,615	—	—	—	18,615
	$155,670	$54,402	$6,777	$(41,038)	$175,811
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,772	$3,046	$—	$—	$6,818
Accrued liabilities	5,605	2,962	130	—	8,697
Other current liabilities	192	—	—	—	192
Total current liabilities	9,569	6,008	130	—	15,707
Long-term debt	97,971	—	—	—	97,971
Deferred revenue, less current portion	—	—	6,732		6,732
Due to parent	—	235,118	28,261	(263,379)	—
Asset retirement obligations	—	6,171	—	—	6,171
Other liabilities, less current portion	1,431	1,100	—	—	2,531
Total liabilities	108,971	248,397	35,123	(263,379)	129,112
Commitments and contingencies
Total equity (deficit)	46,699	(193,995)	(28,346)	222,341	46,699
	$155,670	$54,402	$6,777	$(41,038)	$175,811

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Mining	$—	$14,011	$—	$—	$14,011
K-Fuel refined coal and blended K-Fuel refined coal	—	34	—	—	34
Total operating revenue	—	14,045	—	—	14,045
Operating expenses:
Coal mining operating costs	157	11,328	—	—	11,485
General and administrative	4,554	1,686	2,301	—	8,541
Plant costs	—	2,272	82	—	2,354
Depreciation, depletion and amortization	367	1,877	34	—	2,278
Research and development	—	—	9	—	9
Total operating expenses	5,078	17,163	2,426	—	24,667

Operating loss	(5,078)	(3,118)	(2,426)	—	(10,622)

Other income (expense):
Interest income	175	—	26	—	201
Interest expense	(1,653)	—	—	—	(1,653)
Gain on debt for equity exchange transactions	5,904	—	—	—	5,904
Other (expense) income, net	(451)	6	11	—	(434)
Total other (expense) income	3,975	6	37	—	4,018

Equity in loss of subsidiaries	(5,501)	—	—	5,501	—

Net loss	$(6,604)	$(3,112)	$(2,389)	$5,501	$(6,604)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Mining	$—	$12,592	$—	$—	$12,592
K-Fuel refined coal and blended K-Fuel refined coal	—	259	—	—	259
Licensing and other	—	—	42	—	42
Intercompany consulting and other	—	67	—	(67)	—
Total operating revenue	—	12,918	42	(67)	12,893
Operating expenses:
Coal mining operating costs	192	11,141	—	—	11,333
General and administrative	5,050	2,758	1,630	—	9,438
Plant start-up costs	—	7,857	—	—	7,857
Depreciation, depletion and amortization	340	1,655	12	—	2,007
Research and development	—	—	218	—	218
Cost of intercompany consulting and other	—	67	—	(67)	—
Asset impairments	2,099	1,768	—	—	3,867
Total operating expenses	7,681	25,246	1,860	(67)	34,720
Operating loss	(7,681)	(12,328)	(1,818)	—	(21,827)
Other income (expense):
Interest income	1,111	—	49	—	1,160
Interest expense	(1,473)	—	—	—	(1,473)
Other income, net	2,735	44	(5)	—	2,774
Total other income	2,373	44	44	—	2,461

Equity in loss of subsidiaries	(14,058)	—	—	14,058	—

Net loss	$(19,366)	$(12,284)	$(1,774)	$14,058	$(19,366)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Mining	$—	$41,703	$—	$—	$41,703
K-Fuel refined coal and blended K-Fuel refined coal	—	463	—	—	463
Intercompany consulting and other	—	171	—	(171)	—
Total operating revenue	—	42,337	—	(171)	42,166
Operating expenses:
Coal mining operating costs	464	34,883	—	—	35,347
General and administrative	13,920	6,229	5,083	—	25,232
Plant costs	—	16,289	180	—	16,469
Cost of intercompany consulting revenue and other	—	171	—	(171)	—
Depreciation, depletion and amortization	1,188	5,138	107	—	6,433
Research and development	—	—	76	—	76
Asset impairments	—	—	—	—	—
Total operating expenses	15,572	62,710	5,446	(171)	83,557

Operating loss	(15,572)	(20,373)	(5,446)	—	(41,391)

Other income (expense):
Interest income	1,058	—	95	—	1,153
Interest expense	(5,292)	—	—	—	(5,292)
Gain on debt for equity transactions	5,904	—	—	—	5,904
Other (expense) income, net	(668)	797	25	—	154
Total other (expense) income	1,002	797	120	—	1,919

Equity in loss of subsidiaries	(24,902)	—	—	24,902	—

Net loss	$(39,472)	$(19,576)	$(5,326)	$24,902	$(39,472)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Mining	$—	$35,376	$—	$—	$35,376
K-Fuel refined coal and blended K-Fuel refined coal	—	523	—	—	523
Licensing and other	—	45	127	—	172
Intercompany consulting and other	—	152	—	(152)	—
Total operating revenue	—	36,096	127	(152)	36,071
Operating expenses:
General and administrative	24,270	7,825	3,098	—	35,193
Coal mining operating costs	562	31,705	—	—	32,267
Plant start-up costs	—	25,181	10	—	25,191
Depreciation, depletion and amortization	841	4,991	30	—	5,862
Research and development	—	—	850	—	850
Cost of consulting and licensing revenue	—	22	39	—	61
Cost of consulting revenue to parent	—	152	—	(152)	—
Asset impairments	2,099	1,768	—	—	3,867
Total operating expenses	27,772	71,644	4,027	(152)	103,291
Operating loss	(27,772)	(35,548)	(3,900)	—	(67,220)
Other income (expense):
Interest income	2,789	—	74	—	2,863
Interest expense	(1,477)	—	—	—	(1,477)
Other (expense) income, net	2,732	98	(1)	—	2,829
Total other income	4,044	98	73	—	4,215

Equity in loss of subsidiaries	(39,277)	—	—	39,277	—

Net loss	$(63,005)	$(35,450)	$(3,827)	$39,277	$(63,005)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
NINE MONTHS SEPTEMBER 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating activities:
Net loss	$(39,472)	$(19,576)	$(5,326)	$24,902	$(39,472)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	4,228	589	240	—	5,057
Depreciation, depletion and amortization	1,188	5,138	107	—	6,433
Amortization of debt issuance costs	682	—	—	—	682
Amortization of initial fair value of derivative	(414)	—	—	—	(414)
Derivative fair value adjustments	449	—	—	—	449
Gain on debt for equity transactions	(5,904)	—	—	—	(5,904)
Asset retirement obligation accretion	—	227	—	—	227
Fair value adjustment of marketable security. .	—	—	200	—	200
Equity in loss of subsidiaries	24,902	—	—	(24,902)	—
Asset impairments	—	—	—	—	—
Other	45	(26)	258	—	277
Changes in operating assets and liabilities:
Accounts receivable	—	733	—	—	733
Inventory	—	574	—	—	574
Prepaids expenses and other assets	512	458	90	—	1,060
Deferred revenue and other obligations	59	(344)	26	—	(259)
Accounts payable and accrued expenses	(1,522)	(558)	(58)	—	(2,138)
Cash used in operating activities	(15,247)	(12,785)	(4,463)	—	(32,495)
Investing activities:
Purchases of property, plant and equipment and construction in progress	(3,968)	(5,016)	(2,918)	—	(11,902)
Purchase of marketable securities	(5,000)	—	—	—	(5,000)
Proceeds from maturities of marketable securities	27,500	—	—	—	27,500
Restricted cash	16,111	—	—	—	16,111
Other	6	11	—	—	17
Cash provided by (used in) investing activities	34,649	(5,005)	(2,918)	—	26,726
Financing Activities:
Advances to/from parent/subsidiaries	(38,928)	—	—	38,928	—
Payments to/from parent/subsidiaries	14,244	17,790	6,894	(38,928)	—
Proceeds from exercise of options and warrants	55	—	—	—	55
Payments on capital leases and other	(3)	—	—	—	(3)
Cash provided by (used in) financing activities	(24,632)	17,790	6,894	—	52
Increase (decrease) in cash and cash equivalents	(5,230)	—	(487)	—	(5,717)
Cash and cash equivalents, beginning of year	25,194	—	1,764	—	26,958
Cash and cash equivalents, end of period	$19,964	$—	$1,277	$—	$21,241

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATNG STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2007

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
					As Restated
	(in thousands)
Operating activities:
Net loss	$(63,005)	$(35,450)	$(3,827)	$39,277	$(63,005)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	16,756	887	—	—	17,643
Depreciation, depletion and amortization	841	4,991	30	—	5,862
Asset impairments	2,099	1,768	—	—	3,867
Equity in loss of subsidiaries	39,277	—	—	(39,277)	—
Asset retirement obligation accretion	—	213			213
Amortization of debt issuance costs	185	—	—	—	185
Derivative fair value adjustments	(2,730)	—	—	—	(2,730)
Other	121	(36)	3	—	88
Changes in operating assets and liabilities:
Accounts receivable	—	(156)	—	—	(156)
Inventory	—	(166)	—	—	(166)
Prepaids and other assets	(195)	(235)	(157)	—	(587)
Deferred revenue and other obligations	(258)	(97)	23	—	(332)
Accounts payable and accrued expenses	(98)	1,267	(126)	—	1,043
Cash used in operating activities	(7,007)	(27,014)	(4,054)	—	(38,075)
Investing activities:
Purchases of property plant equipment and construction in progress	(5,848)	(21,119)	(94)	—	(27,061)
Purchase of marketable securities	(45,113)	—	—	—	(45,113)
Purchase of assets held for sale	(14,320)	—	—	—	(14,320)
Proceeds from maturities of marketable securities	76,671	—	—	—	76,671
Restricted cash	(24,505)	(1,438)	—	—	(25,943)
Other	(67)	115	—	—	48
Cash used in investing activities	(13,182)	(22,442)	(94)	—	(35,718)
Financing Activities:
Advances to/from parent/subsidiaries	(78,831)	74,670	4,161	—	—
Proceeds from issuance of convertible debt	95,000	—	—	—	95,000
Payments to/from parent/subsidiaries	25,214	(25,214)	—	—	—
Proceeds from exercise of options and warrants	4,830	—	—	—	4,830
Proceeds from sale of stock in subsidiary, net of offering costs	—	—	3,715	—	3,715
Payment of income tax liability in exchange for common stock	(1,641)	—	—	—	(1,641)
Payments of debt issuance costs	(5,578)	—	—	—	(5,578)
Payments on capital leases	(74)	—	—	—	(74)
Cash provided by financing activities	38,920	49,456	7,876	—	96,252
Increase (decrease) in cash and cash equivalents	(3,069)	—	3,728	—	22,459
Cash and cash equivalents, beginning of year	74,381	—	137	—	32,718
Cash and cash equivalents, end of year	$71,312	$—	$3,865	$—	$55,177

(10)   Restatement of Condensed Consolidated Statements of Cash Flows

Subsequent to the issuance of the September 30, 2007 financial statements, we identified an error related to the classification of certain investments, primarily auction rate securities, as cash and cash equivalents rather than marketable securities.  As a result of this error, we determined that the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 should be restated.  The restatement is necessary to properly classify auction rate securities as marketable securities, which we classify as available-for-sale in accordance with Financial Accounting Standard No. 115 (as amended) “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115).  These errors did not result in any changes to the condensed consolidated statements of operations, the condensed consolidated statements of stockholders’ equity, total current assets, total assets, total liabilities or total stockholders’ equity on the condensed consolidated balance sheets for any of the previously reported periods.  However, the effect on the statements of cash flows was considered material.  The restatement resulted in us increasing our cash provided by investing activities by $21.8 million and is reflected in our unaudited September 30, 2007 condensed consolidated cash flows.

The following is a summary of the effects of the restatement on our condensed consolidated statement of cash flows for the nine months ended September 30, 2007:

Condensed consolidated Cash Flows September 30, 2007	As previously Reported	Adjustments	As restated
	(in millions)
Purchases of marketable securities	$(9,813)	$(35,300)	$(45,113)
Proceeds from maturities of marketable securities	19,571	57,100	76,671
Cash used in investing activities	(57,518)	21,800	(35,718)
Cash and cash equivalents, beginning of period	74,518	(41,800)	32,718
Cash and cash equivalents, end of period	75,177	(20,000)	55,177
Increase in cash and cash equivalents	659	21,800	22,459

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries.  All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct plants, GreenCert™, C-lock™ and C-Lock refer to our patented processes and technologies.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our of this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 and the Consolidated Financial Statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We were founded in 1984 as a clean coal company focused on developing our K-Fuel process.  Our goal is to leverage a vertically integrated, coal-based platform to deliver clean, efficient and affordable energy.  We intend to meet the specific needs of public utility, industrial and international market customers by providing economical solutions to environmental emission standards compared to other emission standard alternatives.  Our patented K-Fuel process uses heat and pressure to physically and chemically transform high moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy efficient, lower-emission fuel.

Our C-Lock subsidiary is enhancing its patented C-Lock technology which is a science-based approach for massive data collection, correlation and mathematical models to measure and quantify carbon credits and greenhouse gases.  The technology uses a web-based solution to measure, document and audit greenhouse gases, for environmental performance, including carbon offsets.  A software technology, GreenCert™, provides automated processes for quantifying changes in environmental impact and specifically, greenhouse gas emission reductions

In July 2007, we completed a convertible debt offering that provided us with approximately $72 million, net of amounts held in escrow and offering costs.  During the quarter ended September 30, 2008, we entered into multiple individually negotiated agreements with certain existing Noteholders to exchange $66.4 million in aggregate principal amount of our 8.00% convertible secured notes due 2012, for an aggregate of 47.9 million shares of our common stock and $3.5 million in cash which was paid on October 1, 2008.  We issued all shares except for 9.3 million, by October 2008, which represents $12.5 million of principal value of the notes..  Further, we received the requisite consents to amend the Indenture and in compliance with the terms and provisions of the indenture, we, each of the guarantors and the trustee, executed a Supplemental Indenture.  The Supplemental Indenture amends the indenture to eliminate substantially all of the restrictive covenants, to release the security interests in the collateral securing the notes and to make certain other conforming changes to the Indenture which included the release of $18.0 million of cash that was held in escrow.

K-Fuel

On March 19, 2008, we suspended operations at our Fort Union plant and mine site.  This enabled us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our K-Fuel process.  Bechtel Power Corporation Bechtel completed the enhanced standard design based upon the results of our testing completed at the Fort Union plant.  Additionally, suspending production at this site further enabled us to reduce our cash expenditures.  To date, we have de-commissioned the Fort Union boiler, processing towers and other equipment at the site.  We are safeguarding the assets and maintaining the plant in a non-operational mode.  While we would be able to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites, we would be required to re-commission the equipment, which could take several months.  As time passes and we further de-commission the Fort Union plant, the time and costs to convert it to an operational status will increase.  We continue to evaluate redeploying some of the equipment to a future K-Fuel facility site.

We are evaluating several projects both domestically and internationally for potential K-Fuel facilities, focusing on terminal facilities, or K-Direct plants, which would be wholly owned or owned through joint ventures.  We are evaluating sites in the United States and are currently negotiating agreements to locate a K-Fuel plant at a terminal site in the Mid-West.  We believe that a terminal facility offers many benefits, including the following:

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

On January 8, 2008, following successful test results for product performance and stability, we, our subsidiary Evergreen Energy Asia Pacific Corp., and Sumitomo Corporation agreed with a major Indonesian mining group to proceed with development of engineering specifications, economic evaluation, marketability analysis and further coal tests for a 1.5 million ton per year K-Fuel plant on the Indonesian island of Kalimantan and we anticipate finalizing the scope of a joint Phase III study in the coming months, which will include detailed engineering, financial and marketing studies with a view of the funding and commencement of construction of a commercial facility.

On October 3, 2008, Congress passed the energy tax credits contained in the financial rescue package, which included a one-year extension of the refined coal tax credit.  Credit is provided to qualified refined coal facilities under Section 45 of the tax code that are placed in service no later than December 31, 2009.  In addition to extending the deadline to December of next year so that the credit does not lapse at the end of 2008, the legislation passed sets the credit at $5.877 per ton of qualified fuel.  To qualify, the refined coal must achieve a 20-percent emissions reduction of nitrogen oxide and a 40 percent emissions reduction in either sulfur dioxide or mercury.  The credits apply to actual production and are available for 10 years after the project is placed in service.

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

Buckeye

Our average sales price realization per ton has increased approximately 24% between the quarters ended September 30, 2008 and the same period ended September 30, 2007.  We believe these strong pricing levels will be sustainable for at least though December 31, 2010.  However, we have not captured all the benefits from the coal price increases during the last few months due to longer-termed coal contracts entered into in the past, which contain prices that are periodically adjusted based upon indexes.  Many of these index-based adjustments will occur throughout 2009.  We anticipate, based on current coal prices, that we will see significant increases in revenue and cash flows from these longer-termed contracts beginning in early 2009.  As anticipated increases in production described below occur, we expect to capture the upside of these increases in pricing and will continue to benefit from higher prices during the remainder of 2008 and future periods.

Our production tons for the third quarter ended September 30, 2008 were less than anticipated due to power outages and other weather issues related to Hurricane Ike.  In addition, we experienced unexpected adverse roof conditions resulting from clay vein slip areas in a section of one of our underground mining veins.  We have resolved the roof conditions by using longer bolts in each of the main entries, more bolts and narrowing the belt entry.  We were also required to obtain the Mine Safety and Health Administrations approval of the revised roof control and ventilation plans, which took longer than anticipated.  We believe that all issues are resolved and Buckeye is now producing at prior levels.  We anticipate production levels of at least 750,000 tons sold in 2008 as compared to 727,000 tons in 2007.  With additional capital expenditures and continuing enhancements to our underground mine, we anticipate more than 1 million tons can be sold in 2009, followed by a potential 20% to 25% increase in 2010.  Based on these projections, we believe that the cash flows from Buckeye will be sufficient to fund all consolidated general and administrative and other operational costs for the foreseeable future.  If Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations.

C-Lock

Our C-Lock subsidiary is enhancing its patented C-Lock technology which is a science-based approach for massive data collection, correlation and mathematical models to measure and quantify carbon credits and greenhouse gases.  The technology uses a web-based solution to measure, document and audit greenhouse gases, for environmental performance, including carbon offsets.  A software technology, GreenCert™, provides automated processes for quantifying changes in environmental impact and specifically, greenhouse gas emission reductions and enables:

•	Quantification

•	Verification

•	Analysis of uncertainty; and

•	Audit and compliance reporting for greenhouse gas risks and remediation measures.

C-Lock, along with IBM laboratories and research centers, has in place the software framework with the above characteristics.  This framework is generally applicable to all industries and is then customized for client and industry specifics.  We have completed the initial development of The Agricultural Land Carbon Solution and The Utility-Power Generation Carbon Solution for coal fired power plants.  We recently signed an agreement to develop and market our technology to members of the largest electric cooperative in the United States.  We also have identified other potential customers and are actively marketing both products.

C-Lock continues to identify potential future strategic partners, in addition to IBM Corp. and Enterprise Information Management Corp, to assist in the development, testing and roll-out of its products.  Potential partners include companies offering services such as: energy engineering consulting; power generation performance optimization; environmental consulting; offering products relating to sensor systems and devices; data collection devices, or other products that support energy or power plant operations.

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

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant.  As a result, we have limited revenues from K-Fuel refined coal and, historically, most of our costs are related to general and administrative expenses.  With the addition of Buckeye, we have begun to generate revenue and incur more substantial mining costs.  In the future, we plan to build, own and operate K-Fuel and K-Direct plants domestically and internationally, both wholly owned and through joint ventures.  Through C-Lock we expect to generate further revenues from the measurement of greenhouse gases and certification of environmental improvements as carbon credits.  Our plant costs have significantly decreased due to our decision to idle our Fort Union plant in the first quarter of 2008.  See our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion related to our anticipated revenue and expense trends.  The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

RESULTS OF OPERATIONS

Our segments include the Mining segment, the C-lock segment, the Plant segment and the Technology segment.  The Mining segment primarily represents our mining operations at our Buckeye location and includes certain marketing personnel, the ash disposal facility and the blending facility.  The C-Lock segment reflects the measurement of greenhouse gases and certification of these environmental improvements as carbon credits.  The Plant segment primarily represents revenue and costs related to our Fort Union plant and our mine site in Gillette, Wyoming.  The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our K-Fuel technology.  Our operations are principally conducted in the United States.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the third quarter of 2008 and 2007 were $14.0 million and $12.9 million, respectively.

Revenues in our Mining segment for the third quarter of 2008 and 2007 were $14.0 million and $12.6 million respectively, as follows:

•
Coal revenue includes mined raw and prepared coal sales within our Buckeye operations.  Coal revenues were $12.0 million and $10.6 million for the third quarter of 2008 and 2007, respectively.  Coal sales for the third quarter ended 2008 were 176,795 tons at $67.88 sales realization per ton sold compared to 194,247 tons at $54.56 sales realization per ton sold, for the third quarter 2007.  The increase in the sales realization per ton in the third quarter 2008 was due to higher coal sales prices when compared to the same quarter ended 2007.  We anticipate these prices to increase in the near term.  As previously discussed, production was less than expected during the three months ended September 30, 2008 due to unanticipated impacts from Hurricane Ike and adverse roofing conditions in the underground mine.  We believe that all issues are resolved and Buckeye is now producing at prior levels.

•
Brokered coal sales, net, are derived from revenues less the costs associated with the purchase of coal from other coal producers, which we ship directly to customers.  Brokered coal sales, net, were $248,000 for the third quarter of 2008 compared to $65,000 for the third quarter of 2007.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion byproducts at our ash pit in Ohio.  Ash disposal revenues were $1.8 million for the third quarter of 2008 and for the third quarter of 2007, respectively.

K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties.  Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties.  The remaining revenue related to the raw or prepared coal is reflected in Mining revenues.  K-Fuel refined coal and blended K-Fuel refined coal sales were $34,000 for the third quarter 2008, and $259,000 for the third quarter 2007 and are included in our Plant segment.  We anticipate little to no revenue for the remainder of 2008, due to our decision to idle our Fort Union plant in March 2008.

Revenues in our Mining segment for the nine months ended September 30, 2008 and 2007 were $41.7 million and $35.4 million, respectively, as follows:

•
Coal revenues were $35.4 million and $30.4 million for the nine months ended September 30, 2008 and 2007, respectively.  Coal sales for the nine months ended September 30, 2008 were 547,917 tons at $64.61 sales realization per ton sold compared to 588,695 tons at $51.64 sales realization per ton sold, for the nine months ended September 30, 2007.

•	Brokered coal sales, net were $315,000 for the nine months ended September 30, 2008 compared to $418,000 for the same period ended 2007.

•
Ash disposal revenues were $6.0 million for the nine months ended September 30, 2008 compared to $5.0 million for the same period ended 2007.  The increase for the nine months ended September 30, 2008 was due to increased disposal volume for one of our large customers.

K-Fuel refined coal and blended K-Fuel refined coal sales were $463,000 for the nine months ended September 30, 2008 compared to $523,000 for the same period ended 2007.

Coal Mining Operating Costs

Our coal mining operating expenses primarily include all costs associated with the mining of coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs.  Coal mining operating expenses were $9.9 million and $10.0 million for the third quarters ended 2008 and 2007, respectively.  Coal mining operating costs for the nine months ended September 30, 2008 and 2007 were $31.1 million and $28.7 million, respectively.  Although costs are relatively flat our production tons have decreased for the three and nine months ended September 30, 2008 compared to the same periods ended 2007.  The increase in cost per ton for the three months and nine months ended September 30, 2008, results primarily from a rise in the price of fuel used to mine and transport coal.

Ash disposal

Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility.  Ash disposal expenses were $1.6 million and $1.3 million for the quarters ended September 30, 2008 and 2007, respectively.  Ash disposal expenses for the nine months ended September 30, 2008 and 2007 were $4.2 million and $3.6 million, respectively.  The increase in the third quarter 2008 and the nine months ended September 30, 2008 is in direct correlation with the increase in revenue when compared to the same periods ended 2007.

Plant costs

Subsequent to the idling of the Fort Union plant, costs primarily consist of salaries and wages, security and repair and maintenance.  Previously plant costs primarily included purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, byproducts and water disposal, and employee-related costs, which are reflected in our Plant segment.  Plant costs were $2.4 million and $7.9 million for the three months ended September 30, 2008 and 2007, respectively.  Plant costs were $16.5 million and $25.2 million for the nine months ended September 30, 2008 and 2007, respectively.  Plant costs decreased for the three and nine months ended September 30, 2008 primarily due to the idling of our Fort Union plant in late March 2008.  While we anticipate further plant costs reductions, we will continue to incur various costs related to maintaining the site in a non-operating mode.

General and Administrative

The following table summarizes our general and administrative costs for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Non-cash, share-based compensation	$1,319	$2,895	$4,683	$17,270
Employee-related costs	3,274	3,156	10,097	8,264
Professional fees	1,033	1,439	2,994	3,515
Office and travel costs	879	765	2,886	2,652
Insurance and other	2,036	1,183	4,572	3,492
Total general and administrative	$8,541	$9,438	$25,232	$35,193

Employee non-cash, share-based compensation expenses were $1.3 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively, substantially all of which related to our Technology segment.  Non-cash share based compensation expenses were $4.7 million and $17.3 million for the nine months ended September 30, 2008 and

2007, respectively, substantially all of which relate to our Technology segment.  The decrease related to the quarter ended September 30, 2008 as compared to the same period in 2007, was due to the termination of a former executive officer and a one-time charge of $661,000 related to the accelerated vesting of a portion of his restricted stock grant.  The decrease for the nine months ended September 30, 2008 was due to the one-time $9.8 million charge as a result of the termination of the former executive officer and the acceleration vesting of a portion of his restricted stock.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs in each of our segments for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Technology	$1,547	$1,303	$4,858	$3,248
Plant	324	1,115	1,665	2,866
Mining	635	603	1,900	1,960
C-Lock	768	135	1,674	190
Total employee-related	$3,274	$3,156	$10,097	$8,264

Employee-related costs were $3.3 million and $3.2 million for the three months ended September 30, 2008 and 2007, respectively.  Employee-related costs were $10.1 million and $8.3 million for the nine months ended September 30, 2008 and 2007, respectively.  The increases for the nine months ended September 30, 2008 in comparison to the same period in 2007, were primarily due to adding personnel to our C-Lock segment, as well as adding engineering and other personnel in our Technology segment, recruiting fees, and an overall increase in health insurance costs.  Offsetting these increases were decreases in employee-related costs in our Plant segment as a result of idling our Fort Union plant.  We anticipate that due to the expansion of our engineering staff, we will see savings in our outsourced engineering costs.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Technology	$644	$828	$1,916	$2,424
Plant	85	166	342	356
Mining	165	87	321	261
C-Lock	139	358	415	474
Total professional fees	$1,033	$1,439	$2,994	$3,515

Professional fees were $1.0 and $1.4 million for the three months ended September 30, 2008 and 2007, respectively.  Professional fees were $3.0 million and $3.5 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease for the three and nine months ended September 30, 2008 compared to the same periods ended September 30, 2007, was due to less outsourced engineering work as a result of increasing our corporate engineering staff in our Technology segment.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions, and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Technology	$515	$447	$1,683	$1,590
Plant	90	232	422	606
Mining	48	46	152	239
C-Lock	226	40	629	217
Total office and travel	$879	$765	$2,886	$2,652

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Technology	$1,635	$653	$3,081	$2,146
Plant	49	143	388	346
Mining	124	169	500	547
C-Lock	228	218	603	453
Total insurance and other	$2,036	$1,183	$4,572	$3,492

Other Income Expense

Interest income

Interest income for the third quarter 2008 was $201,000 compared to $1.2 million for the same period ended 2007.  Interest income for the nine months ended September 30, 2008 was $1.2 million compared to $2.9 million for the same period ended 2007.  The decrease in interest income for the third quarter and nine months ended September 30, 2008 compared to the same periods ended September 30, 2007 was principally attributable to a lower cash balance as well as reduced interest rates during 2008.

Interest expense

Interest expense for the quarter ended September 30, 2008 was $1.7 million compared to $1.5 million for the same period ended 2007.  Interest expense for the nine months ended September 30, 2008 was $5.3 million compared to $1.5 million for the same period ended 2007.  Interest expense relates to the sale of $95.0 million in the aggregate principal amount of our 8.00% convertible secured notes due 2012, which we completed in July 2007.  We anticipate interest expense to significantly decrease in future periods due to the conversion of 70% of our outstanding convertible secured notes due 2012.

Gain on debt for equity transactions

During the quarter ended September 30, 2008, we entered into multiple individually negotiated agreements with certain existing Noteholders to exchange $66.4 million in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 47.9 million shares of our common stock.  We recognized a $5.9 million gain, which was reduced by transaction costs, non-cash reversal of debt issue costs and non-cash adjustment related to the embedded derivatives.

Other (expense) income

During the third quarter 2008, other expense was $434,000 as compared to other income of $2.8 million for the same period ended 2007.  Other income for the nine months ended September 30, 2008 was $154,000 compared to $2.9 million for the same period ended 2007.  Pursuant to FAS 133, we estimated the fair value of the embedded derivatives as of July 30, 2007 when the notes were issued, and recorded those values as either assets or liabilities.  In addition, we are required to evaluate the fair value of the embedded derivatives at the end of each subsequent reporting period.  We recognized an increase in the value of the derivative of $2.7 million in the three and nine months ended September 30, 2007.  We recognized decreases in the fair value of $219,000 for the three months ended September 30, 2008 and $449,000 for the nine months ended September 30, 2008.  In addition we recognized a $744,000 gain for insurance reimbursements for cost incurred to repair certain equipment at our Fort Union plant for the nine months ended September 30, 2008.

Liquidity and Capital Resources

In July 2007, we completed a convertible debt offering that provided us with approximately $72 million, net of amounts held in escrow and offering costs.  During the quarter ended September 30, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $66.4 million in aggregate principal amount of our 8.00% convertible secured notes due 2012, for an aggregate of 47.9 million shares of our common stock and $3.5 million in cash.   We issued all the shares except for 9.3 million and paid the $3.5 million on October 1, 2008.  Further, we received the requisite consents to amend the indenture and in compliance with the terms and provisions of the indenture, we, each of the guarantors and the trustee, executed a supplemental indenture (the “Supplemental Indenture”).  The Supplemental Indenture amends the indenture to eliminate substantially all of the restrictive covenants, to release the security interests in the collateral securing the notes and to make certain other conforming changes to the indenture which included the release of $18.0 million of cash that was held in escrow.

We believe because of our decision to suspend operations at our Fort Union plant and mine site, along with the anticipated cash flows from our Buckeye operations, the release of $18.0 million of cash previously held in escrow and the ability to adjust capital spending, our current cash level is sufficient to support our corporate and other operations for the foreseeable future.  Over the last year, we have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and mine site, reducing professional fees and other general and administrative costs.  A portion of these savings have been offset by further investment in our C-Lock business.  We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

We engaged Houlihan Lokey, an international investment bank, to provide independent advice to our management and our board of directors as we continue to explore our options.  We expect to consider and evaluate several alternatives during the engagement, including, but not limited to, the potential sale or joint venture of certain assets.  As we identify alternatives through this process or as opportunities to construct K-Fuel or K-Direct facilities, further expand Buckeye’s production volumes, or accelerate our C-Lock operations, we may need to obtain additional funding.  We plan to seek additional capital from time to time as needed principally through: (1) equity offerings; (2) debt or debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; (4) sales of certain assets, including the boiler, which we have classified as “Held For Sale”; and (5) the exercise of outstanding options and warrants.  While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

The following historical view of liquidity and capital resources gives effect to the restatement discussed in Note 10 to the condensed consolidated financial statements.

Cash Used in Operating Activities

Cash used in operating activities was $32.5 million and $38.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The majority of the cash used in operating activities for the nine months ended September 30, 2008 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities for the nine months ended September 30, 2008 were non-cash, share-based compensation expenses of $5.1 million, depreciation, depletion and amortization of $6.4 million and gain on debt for equity transactions of $5.9 million.  The most significant adjustment to net loss to arrive at cash used in operating activities for the nine months ended September 30, 2007, were non-cash share-based compensation expenses resulting in a $17.6 million charge and depreciation, depletion and amortization of $5.9 million, primarily from the operations of Buckeye, and asset impairments totaling $3.9 million.

Cash Used in Investing Activities

Cash provided by (used) in investing activities was $26.8 million and $(35.7) million for the nine months ended September 30, 2008 and 2007, respectively.  The majority causes of cash relate to the following:

•	We spent $11.9 million on our capital equipment and future plant design for the nine months ended September 30, 2008 and $27.0 million for the nine months ended September 30, 2007.

•
We purchased $5.0 million and $45.1 million of marketable securities for the nine months ended September 30, 2008 and 2007, respectively.  We received proceeds from maturities of $27.5 million and $76.7 million in the nine months ended September 30, 2008 and 2007, respectively.

•
We transferred out $18.2 million and transferred in $2.1 million of restricted cash for the nine months ended September 30, 2008 and transferred in $25.9 million of  restricted cash during the nine months ended September 30, 2007.

Cash Provided by Financing Activities

Cash (used in) provided by financing activities during the nine months ended September 30, 2008 was $52,000 compared to $96.3 million for the nine months ended September 30, 2007.  The principal differences for the nine months ended September 30, 2007 were due to $95.0 million of proceeds from issuance of convertible debt, offset by $5.9 million of debt issuance cost, $4.8 million from the exercise of options and warrants and $3.7 million of proceeds from minority interest investment in Evergreen Asia.

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

Changes in Internal Control over Financial Reporting

During 2006, we began to implement a new enterprise-wide software system.  During the three months ended September 30, 2008, we implemented the procurement module at our Buckeye operations.  We have tested and evaluated the effectiveness of the key controls over financial reporting related to this implemented module and determined that the controls are operating effectively.  Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  We plan on implementing additional modules of the enterprise-wide software in the future.  As we implement other modules, our internal control structure will be modified as appropriate.  Additionally, once all the modules are implemented, we will re-evaluate our control structure to ensure maximum efficiency and effectiveness of key controls over financial reporting.  The implemented and planned system changes were undertaken primarily to improve controls and management reporting and were not undertaken in response to any actual or perceived significant deficiencies or material weaknesses in our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

ITEM 1A.  RISK FACTORS
RISK FACTORS

A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.  Such risk factors are incorporated herein by reference.  Except as noted below, there have been no material changes to our risk factors from those disclosed previously in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our common stock could be delisted from the NYSE Arca if we do not comply with its continued listing standards.

On October 17, 2008, we were notified by NYSE Arca, Inc. (“NYSE Arca”) that we are not in compliance with NYSE Arca’s continued listing standard under Rule 5.5(b)(2) of the NYSE Arca Equities Rules.  The standard requires that a listed common stock must maintain an average closing price in excess of $1.00 over a consecutive 30 trading-day period.  We have six months from the receipt of the notice to regain compliance with the NYSE Arca price condition, or we will be subject to suspension and delisting procedures.  Subject to NYSE Arca rules, during the six-month cure period, our common stock will continue to be listed, and trade on NYSE Arca.  At the end of the six-month period, we will be in compliance if we have at least a $1.00 share price and have maintained a $1.00 average closing share price over the preceding 30 consecutive trading days.  We are currently exploring alternatives for curing the deficiency and restoring compliance with NYSE Arca’s continued listing standard.  However, if our stock is delisted, it could reduce the liquidity of an investment in our common stock and also make it more difficult for us to raise capital in the future.  In addition, efforts to maintain our listing on the NYSE Arca may result in the incurrence of costs that could be material in any given period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.1
Supplemental Indenture dated September 30, 2008, by and among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 1, 2008).

4.2*	Section 3(a)(9) exchange letter agreement, dated August 28, 2008, with Aristeia International Limited, Aristeia Special Investments Master, L.P. and Aristeia Partners, L.P.

4.3*
Section 3(a) (9) exchange letter agreement, dated September 30, 2008, with Fidelity Advisor Series I: Fidelity Advisors Balanced Fund, Fidelity Puritan Trust: Fidelity Balanced Fund, and Variable Insurance Products Fund II: Balanced Portfolio.

4.4*	Section 3(a)(9) exchange letter agreement, dated September 30, 2008, with Highbridge International, LLC and Highbridge Convertible Arbitrage Master Fund L.P.
4. 5*	Section 3(a)(9) exchange letter agreement, dated September 30, 2008, with Whitebox Convertible Arbitrage Partners, L.P. and Whitebox Special Opportunities Partners, Series B, L.P.
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: November 10, 2008	By:	/s/ KEVIN R. COLLINS
Kevin R. Collins
Chief Executive Officer and President

Date: November 10, 2008	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer