Form 10-K
period 2008-12-31
EVERGREEN ENERGY INC
filed 2009-03-26
CIK 912365

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was $86,131,467 computed by reference to the closing price of the common stock on June 30, 2008, the last trading day of the registrant's most recently completed second fiscal quarter.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2009
Common Stock, $.001 par value	125,858,400 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2009 Annual Meeting	Part III

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

  •
  uncertain market for our K-Fuel refined coal and C-Lock technology;

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

PART I

ITEM 1.    BUSINESS

        In this Annual Report on Form 10-K, we use the terms "Evergreen Energy," "we," "our," and "us" to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock™ and C-Lock refer to our subsidiary C-Lock Technology Inc. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, and GreenCert™, refer to our patented processes and technologies explained in detail throughout this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

        We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. Our goal now is to leverage an integrated technology strategy, including a coal-based technology platform and proven production process, to deliver a cleaner, more efficient and affordable solid fuel available to meet the growing energy demands of industrial and utility customers while addressing important environmental concerns. In addition, we are leveraging a science-based carbon information management solution built on a platform of IBM products and solutions to measure greenhouse gases and certify carbon emission reduction credits. The progress achieved with our C-Lock technology and the engineering enhancements to the K-Fuel process achieved during the last two years have sharpened our focus on positioning us as an energy technology company.

        In November 2008, we requested Houlihan Lokey, an international investment bank, to provide independent advice to our management and board of directors as we continue to explore the strategic positioning of the company. We expect to consider and evaluate several alternatives during the engagement, including, but not limited to, the potential sale or joint venture of our Buckeye Industrial Mining subsidiary, which is not strategic to the further development of our K-Fuel and C-Lock businesses. As stages of this process are completed, it may alter our ongoing business plan. The following discussion addresses the current aspects of our business.

  C-Lock

        Our C-Lock Technology, Inc. subsidiary is continuing the development and deployment of its patented C-Lock process, branded as GreenCert, which is a science-based approach for accurate and precise carbon information management and includes massive data collection, correlation and mathematical models to measure and quantify carbon emission reduction credits and greenhouse gas emissions. The technology uses a web-based solution to measure, document and audit greenhouse gases, for environmental performance, including carbon avoidances and offsets. GreenCert provides automated processes for quantifying changes in environmental impact and specifically, greenhouse gas emission reductions and enables:

  •
  Quantification;

  •
  Verification;

  •
  Analysis of uncertainty; and

  •
  Audit and compliance reporting for greenhouse gas risks and remediation measures.

        C-Lock, along with IBM laboratories and research centers, has in place the software framework with the above characteristics. This framework is generally applicable to all industries and is then customized for client and industry specifics. We have completed the initial development of The Agricultural Land Carbon Solution and The Utility-Power Generation Carbon Solution for coal-fired power plants. We have identified potential customers and are actively marketing both products.

        C-Lock continues to identify potential future strategic partners, in addition to IBM Corp. and Enterprise Information Management Corp, or EIM, to assist in the development, testing and roll-out of its products. Potential partners include companies offering services or products such as: energy engineering consulting; power generation performance optimization; environmental consulting; and products relating to sensor systems and devices, data collection devices, or other products that support energy or power plant operations.

        In December 2008, C-Lock Technology and Crowley-Shindler Management LLC, a unit of The Crowley Group, signed an agreement for the Eastern European deployment of the GreenCert software. The contract calls for 14 energy plant pilot projects to include two full-scale GreenCert deployments with payments to C-Lock of up to $12.5 million, to maintain exclusivity. Crowley-Shindler will initially target the power generation and agriculture sectors in Poland before expanding throughout Eastern Europe. Advanced negotiations for pilot GreenCert projects are currently being held with a major Polish power plant and with a major Polish landowner. The power generation sector holds tremendous market potential for the synergies of C-Lock and Crowley-Shindler. This is particularly true in Poland, where the energy sector contributes 72% of Poland's greenhouse gas emissions because 95% of its electric generation is coal-based.

        In July 2008, G-8 leaders set a goal to halve greenhouse gas emissions by 2050. As "cap-and-trade" and other programs to limit emissions take hold, the global trading of carbon emissions reduction credits is expected to expand, along with the need for accurate, precise, measurement of emissions and the verification of carbon credits. According to The World Bank, global trade in carbon credits was valued at $64 billion in 2007 compared to $31 billion in 2006. The European Union Allowance market accounted for 70% of carbon emission trading volume and 80% of the 2008 value. As environmental initiatives related to carbon constraint continue to evolve throughout the world, we anticipate a growing market for our C-Lock technology.

        On March 4, 2009, we, along with our partners, IBM and EIM, announced an agreement with Foxconn/Hon Hai Technology Group to deploy GreenCert in the Asian markets. As part of the agreement, Foxconn, EIM, IBM and we will work together to bring GreenCert initially to Taiwan and the People's Republic of China, where it will serve as a tool for Asia to accurately measure and document carbon emission reductions. This agreement marked the first time that GreenCert would be made available in the Asia Pacific Region.

  K-Fuel

        Through our proprietary K-Fuel process we intend to meet the specific needs of public utility, industrial and international customers by providing economical solutions for energy efficiency and compliance with environmental emission standards. Our K-Fuel process uses heat and pressure to physically and chemically transform high-moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy efficient, lower-emission fuel. The inherent efficiency of higher Btu-lower moisture coal improves power plant performance and reduces emissions on a per kilowatt-hour-
generated basis. Coal is the cheapest and most abundant source of fuel for generating electricity throughout the world. Many utilities and industrial users are dependent upon coal. While the United States and other parts of the world, including the People's Republic of China and Russia, enjoy economical and plentiful reserves of high-moisture, low-Btu coals with heat values of less than 9,000 Btu per pound, the reserves of high-grade coals are declining, and environmental issues are a concern. Moreover, many coal-fired power generating facilities, including industrial and institutional facilities, generally burn coal that is 11,000 Btu per pound or greater. Our goal, using our K-Fuel technology, is to make those lower-rank coals more economical and environmentally compliant in order to meet the demand for energy in an optimal fashion.

        In February 2009 more than 140 nations, including the United States, agreed under the auspices of the United Nations Environment Program on the need to negotiate a global treaty that will limit mercury use in industrial processes and mercury emissions from coal-fired power plants. Multiple laboratory and test burn results have independently verified the effectiveness of the K-Fuel process at removing significant amounts of mercury from lower-rank coals. The amount of mercury reduction varies depending on the coal source. The K-Fuel process can reduce mercury by up to 70% in Wyoming Powder River Basin coal. Tests on Indonesian coal showed a 56% mercury reduction, and a test burn of blended K-Fuel at a western Pennsylvania power plant achieved an almost 82% mercury emission reduction at the stack when compared to the mercury content of the coal normally burned at that plant.

        The current K-Fuel process applies heat and pressure to lower-rank coals with high water content, such as those found in Wyoming's Powder River Basin, to reduce moisture from approximately 30% in the low-Btu coal to 8% to 14% in our K-Fuel refined coal. As a result, the heat value is boosted by 30% to 40%. The increase is variable depending on the type of coal processed. We believe the process results in increased efficiency of the fuel needs in power generating, industrial and institutional facilities. Further, the K-Fuel process removes a significant amount of impurities from the lower-Btu coal, which we believe will allow the power generation industry and smaller industrial coal boilers to economically comply with increasingly stringent air emission standards and environmental regulations. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces up to 70% of the mercury content, and upon combustion, sulfur dioxide and nitrogen oxides are also reduced. Our analysis also shows that burning K-Fuel refined coal with its increased efficiency will reduce carbon dioxide emissions by up to 8% on a per-kilowatt-hour generated basis.

        We, along with Bechtel Power Corporation, have completed the modifications and improvements of the design and efficiency of the equipment used in the K-Fuel process. Bechtel and Evergreen's operations teams at our Fort Union plant near Gillette, Wyoming completed successful testing of new operational systems that will support construction of future K-Fuel refineries, which will include an enhanced standard processing tower design. We believe this work signals that we have resolved the most substantive technical challenges to scaling and fully commercializing our production process.

        In March 2008, we suspended operations at our Fort Union plant in order to redirect constrained resources, both capital and human, to focus on the commercialization of this process in future K-Fuel plants. Suspending production at Fort Union enabled us to reduce our cash expenditures. The significant resources invested in the Fort Union plant served three important purposes:

  •
  First, as an engineering and process improvement platform, the Fort Union plant allowed Evergreen and Bechtel engineers and scientists to improve the performance of the K-Fuel process.

  •
  Second, Fort Union served as an important coal testing facility that allowed Evergreen to build a database of test results from more than 100 coal types drawn from across the globe.

  •
  Third, Fort Union served as an important business development tool and production platform for thousands of tons of K-Fuel used for marketing and test burn purposes.

        To date, we have idled the Fort Union boiler, processing towers and other equipment at the site and are safeguarding the assets and maintaining the plant in a non-operational mode. While we would be able to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites, we would be required to return equipment to operational status, which could take several months. As time passes and the plant remains idled, the time and costs to convert it to an operational status will increase. We continue to evaluate redeploying some of the equipment to a future K-Fuel facility site.

        On January 29, 2009, we, along with our strategic partner Sumitomo Corporation and a major Indonesian mining group, agreed to advance our joint K-Fuel coal refinery project on Kalimantan Island, Indonesia to the next round of detailed engineering analysis. This analysis is necessary to position the participants to make a decision to build a K-Fuel plant, with the ability to expand the plant capacity in future years. The proposed K-Fuel refinery would upgrade Kalimantan Island sub-
bituminous coal before shipment to Asian markets. The parties have spent the past year examining engineering specifications, economic factors, market conditions and coal testing results related to the project. The year long effort provided critical information to the parties and identified additional key areas in need of more detailed investigation before reaching a decision to develop a detailed plant design. We believe that some of the key benefits of this terminal facility are as follows:

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

  •
  There is a large supply of low-rank coal in Indonesia, for which no established market currently exists. Additionally, there is significant demand for higher Btu coal, which creates an opportunity for our K-Fuel process.

Segments

        Our segments include the C-Lock segment, the Plant segment, the Mining segment and the Technology segment. The C-Lock segment reflects activities related to the measurement of greenhouse gases and certification of environmental improvements as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in March 2008. The Mining segment primarily represents our mining operations of our subsidiary, Buckeye Industrial Mining Co., and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. Our Mining segment provides industry expertise and access to the coal-based utility and industrial markets in the Midwest and Eastern portions of the United States and is complimentary to our domestic K-Fuel plans. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy AsiaPacific and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Business Strategy

        The principal elements of our long-term strategy are to expand our C-Lock technology through a combination of organic growth, acquisitions and joint ventures; to build, own and operate K-Fuel facilities; and to license our K-Fuel technology to third parties, if appropriate. We plan to focus on the following:

  •
  Develop and Market our C-Lock Technology.  We believe there is opportunity both domestically and internationally to market and sell our carbon measurement solutions and services. We believe that there is a unique opportunity for these services around the world. As "cap-and-
  trade" and other programs seeking to limit emissions take hold, the global trading of carbon emissions reduction credits is expected to expand, along with the need for accurate, precise, measurement of emissions and the verification of carbon credits.

  •
  Enter into Licensing Agreements.  We believe that there are potential opportunities to license our K-Fuel technology both domestically and internationally to third parties that have access to transportation infrastructure and high-moisture, low-Btu coal supplies. Currently, we are particularly focused on licensing our K-Fuel technology in the Asia-Pacific Rim region of the world due to its vast reserves of low-rank coal and interest in upgrading that coal for use in electric power generation and industrial applications. In addition, we have licensed and believe that there are additional opportunities to further license our C-Lock technology. As previously discussed, C-Lock entered into licensing agreements with Foxconn related to the Asia-Pacific Rim region and Crowley-Shindler in the Eastern European region.

  •
  Develop Production through the Construction of K-Fuel Facilities.  We intend to enhance flexibility and expand our target market by constructing K-Fuel facilities at coal mine sites or major transportation hubs to process abundant reserves of sub-bituminous coal and lignite into K-Fuel refined coal. We will pursue construction at sites that have readily available access to rail, barge and truck transportation. Further, we will focus on potential sites that allow for blending of K-Fuel refined coal with other coals to meet customer specifications. We believe that the ability to blend coal provides greater flexibility to potential customers by allowing them to target specifications like heat value or post-combustion characteristics like ash content or mercury, sulfur dioxide, chlorine, nitrogen oxide or other emission criteria. Currently, we are focusing our limited resources on plant development in the Asia-Pacific Rim region.

  •
  Pursue Strategic Growth Through Acquisitions and Joint Ventures.  We believe we are positioned to pursue selected acquisitions and attract industry joint venture partners to continue our strategic development. Our investment in C-Lock provides us with carbon information management through a web-based tool for energy and agriculture that allows precise and accurate greenhouse gas emissions measurement, which is consistent with our integrated technology strategy. In addition, our 2006 acquisition of Buckeye provided us with established markets and market intelligence in the Midwest and Eastern portions of the United States for our K-Fuel refined coal; as well as, infrastructure, blending facilities, rail and barge transportation access for coal distribution. We expect to pursue additional acquisitions of, or joint ventures with, companies that have operations complementary to our business model and strategy.

  •
  Expand Production through the Construction of K-Direct Facilities.  K-Direct facilities co-located with new or existing power generating plants would offer the added advantages of using secondary steam to refine raw low-rank coal feedstocks. With K-Direct facilities at a generating site, coal users would be able to shop the world market for abundant low-Btu coal, process it on site and feed it directly into their boilers. We will continue to explore K-Direct opportunities with utilities and independent power producers, as opportunities present themselves.

  •
  Complete Strategic Positioning.  We are evaluating strategic alternatives, including but not limited to the sale or joint venture of our Buckeye subsidiary. Buckeye, originally envisioned as a distribution channel for blended K-Fuel product, is at the point that production from its mine could potentially sustain the cash needs of the combined operations of Evergreen. However, since our current business model no longer emphasizes the need for an integrated channel for product distribution, we are exploring transactions that could include an outright sale or joint venture ownership of the mine. Our evaluation will primarily take into consideration the value of Buckeye's assets, long-term forecasted revenue, anticipated future capital expenditures and general market conditions. If this evaluation indicates that sale or joint venture of Buckeye is not appropriate at this time, we will retain and continue to operate it. Alternatively, sale or joint venture of Buckeye could provide Evergreen with immediate access to significant capital that could be reinvested in the growth of our GreenCert and K-Fuel energy technologies.

Competitive Strengths

        We believe we are uniquely positioned in the energy market as a result of the following strengths:

  •
  Carbon Information Management Solution.  C-Lock Technology, Inc. and its GreenCert carbon information management software solution stands as a patented and innovative software-based solution for the complex process of accurate, precise, transparent, verifiable and scientifically defensible measurement of greenhouse gases and the carbon emission reduction credits. Uncertainties and costs associated with greenhouse gas measurement remain key issues for the emerging global carbon marketplace. The Federal Trade Commission has held hearings on guidelines for the sale of "carbon credits" and Congress has held hearings and is considering legislation to set up federal oversight of carbon markets. We believe that other greenhouse gas measurement methods are cumbersome and inadequate. They are expensive, ad-hoc and sometimes unreliable. GreenCert offers a scientifically-defensible, patented, automated, web-based software and system solution to accurately measure greenhouse gas emissions and create verified, certifiable emission reduction credits. GreenCert is scalable and auditable.

  •
  High Btu, Low Emission K-Fuel Refined Coal.  We have been able to convert thousands of tons of low-Btu sub-bituminous coals and lignites into K-Fuel refined coal, with higher Btu's and lower emissions, that is a replacement for dwindling supplies of Eastern United States coals. The new President's administration in Washington, backed by a supportive Congress, has signaled its intent to pursue emissions legislation, rules and regulations that will create an acute need for better environmental performance from new and existing coal-fired utilities and industrial power plants. The U.S. Supreme Court's rejection of utility industry appeals of a lower court ruling that vacated the "Clean Air Mercury Rule" means that the Environmental Protection Agency will likely impose strict mercury emissions rules on a plant-by-plant basis. Mercury reduction in coal is one of several environmental improvements where the K-Fuel process performs exceedingly well. With key congressional committees working to bring a "cap-and-trade" greenhouse gas emission bill to the floor for debate by mid 2009, and with groups of states rolling out regional limitations on sulfur dioxide, mercury, oxides of nitrogen and carbon dioxide emissions, K-Fuel's ability to reduce those emissions, including a potential 8% carbon dioxide reduction, stands out as a marketplace advantage. We believe K-Fuel industrial customers that use our K-Fuel refined coal or blended K-Fuel refined coal will be able to cost-effectively boost efficiency and will reduce these emissions without adding new, expensive, post-combustion cleanup equipment. Power generating facilities that burn our K-Fuel refined coal or blended K-Fuel refined coal instead of unrefined high Btu coal are expected to realize lower emissions and experience significant savings as a result of reducing the need to purchase carbon dioxide, sulfur dioxide, nitrogen oxide and mercury credits in order to comply with environmental regulations.

  •
  Provide Flexibility in Feedstock.  Coal-fired power plants and industrial users with post-combustion pollution controls may see improved pollution control performance by using our K-Fuel refined coal or blended K-Fuel refined coal and will benefit from the ability to use alternative feedstock in addition to their traditional feedstocks or to blend with their traditional feedstocks. Congress has significantly increased funding for "clean coal technology" with an emphasis on carbon capture and storage technology, or CCS. We believe that CCS technology, especially a class of clean coal technology that integrates coal gasification with carbon capture and storage, referred to as IGCC-CCS, will perform better if the quality of its coal feedstock is upgraded through the K-Fuel process.

  •
  Strong Base of Technical Experience and Expertise.  We have developed an employee population that is highly qualified and experienced in both our K-Fuel and C-Lock technologies. We have proven that the K-Fuel process works and positioned ourselves to develop a commercial facility based on the knowledge gained and developed at our Fort Union plant. Our K-Fuel employees have a wide range of technical experience and expertise in refining coal, coal thermal upgrading, thermal processing, coal gasification, coal liquefaction, chemical engineering, mechanical engineering, power plant engineering and process engineering.

            To assist in the implementation of the K-Fuel process, we have an exclusive equipment licensing arrangement with Lurgi (Pty) Ltd., which brings in excess of 70 years of experience in designing and building coal processing plants. In addition, we have agreements with professional firms for engineering services in the areas of architecture, civil/structural, mechanical, electrical, and controls, including subsystems engineering and design for our commercial plants. Further, Bechtel and we have completed a new, standard design and we have a program management agreement with Bechtel to assist us in the construction of future K-Fuel facilities.

            Experience and expertise related to our C-Lock technology includes carbon measurement, carbon emission modeling, power generation, carbon sequestration, and nitrogen oxides and sulfur dioxide reduction analysis. In addition, we have developed strong relationships and strategic partners to support our C-Lock technology, including IBM and EIM, which have significant experience in the development, marketing and sale of software solutions.

  •
  Key Industry Relationships.  We benefit from key industry relationships, such as our agreements with Bechtel, Lurgi (Pty) Ltd. and Sumitomo. Through C-lock, not only have we built strong alliances with IBM and EIM, but also strategic partners in complementary industries. We believe these relationships will assist us in the development, deployment and marketing of our K-Fuel and C-Lock technologies.

Business History

        Over the past 25 years, we have been principally focused on the development of our K-Fuel technology. Beginning in early 2007, we expanded our focus to include our C-Lock technology. We hold patents for each technology. We have obtained multiple patents for different versions of the K-Fuel technology using a variety of methods to apply heat and pressure to process high moisture coal feedstocks. We have patents or patent applications for the K-Fuel technology issued or pending in the United States and various foreign countries. Further, the key aspects of the C-Lock technology are patented and available to us through our licensing agreement as more fully described below. As we continue to develop and make enhancements to either technology or develop new technologies consistent with our business strategy, we intend to expand our patent coverage.

        Through the construction and limited operation of our Fort Union facility, which is the first plant utilizing the current version of our technology, we sought to further develop the application of our proprietary K-Fuel technology. As previously stated, the Fort Union plant has realized virtually all of the goals and objectives which we set forth, except for continuous production, and we suspended operations at this site. Also, during the last five years we have completed numerous evaluations to further test and improve our K-Fuel refined coal and process. During the years ended December 31, 2008, 2007 and 2006, our research and development costs were approximately $79,000, $876,000, and $1.4 million, respectively.

        In February 2007, we expanded our contractual relationship with Bechtel to assist with future designs of additional K-Fuel plants we may build or license. On September 19, 2007, we amended and restated our umbrella agreement with Bechtel. Through this new program management agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. This restated agreement increases the scope of engineering, procurement and construction services which may be performed by Bechtel. We intend to use Bechtel's services to oversee both technical development and implementation of all new facilities and existing plants.

        On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye's primary business is to mine, process, blend and sell high-quality coal to electric utilities, industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the State of Ohio, disposing of up to one million tons of dry and conditioned ash per year. We believe the acquisition has added value through access to Buckeye's established markets, infrastructure and coal reserves. As previously discussed, we are completing a strategic evaluation, which may result in the sale or joint venture of Buckeye.

        We were founded in 1984. We incorporated under the laws of the state of Delaware in 1988. Our principal executive offices are located at 1225 17th Street, Suite 1300, Denver, Colorado 80202, and our telephone number is (303) 293-2992.

Competition

        Our K-Fuel refined coal is a coal with characteristics of low-moisture, high-Btu content and low sulfur dioxide, nitrogen oxides and mercury emissions. As such, and upon achieving continuous production at a future K-Fuel facility, the known direct competitors for K-Fuel refined coal include other coal upgrading processes, other high-Btu coal, low sulfur coal and advanced pollution control technologies. The indirect competition to K-Fuel refined coal includes electrical generation from natural gas, nuclear fuel, oil, wind, bio-fuels, and other renewable energy sources.

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

        We believe we have in our C-Lock technology a first-of-its-kind web-based platform that accurately measures greenhouse gases emissions and certifies these environmental improvements as carbon credits. There are other companies that have developed other systems that measure greenhouse gases and certify carbon credits and our potential customer base could choose to use these other measuring systems instead of ours.

Intellectual Property

        Our success depends in part on our ability to protect our intellectual property and to avoid infringement of the intellectual property of third parties. The patents which cover earlier versions of our K-Fuel technology are near their expiration dates. Patents which cover newer versions of that technology expire from 2018 through 2024. Our most recently issued patent covers most of the aspects of our K-Fuel process as it is currently conducted. Additional claims have been filed at the U.S. Patent and Trademark Office and the application is pending. As we make modifications and improvements to our proprietary process, we continue to evaluate our patent protection. As new improvements result, we would anticipate the filing of additional patent applications.

        Our patented and trademarked GreenCert technology, developed by Dr. Patrick Zimmerman, embodies greenhouse gas measurement, certification and carbon information management software. The technology provides for certification of emissions reduction credits—essential to maximizing the value of credits in compliance and trading markets. Pursuant to our license agreement for this technology, we have the world wide exclusive rights. As part of that license, we have accepted the responsibility to maintain the continuation of existing patents and prosecute new applications if we elect to license the technology embodied in such new applications. The technology can be applied to measurements of any carbon emissions reduction or other environmental attributes. This proprietary software is web-based and has been integrated with IBM software products and tools.

Customers

        As of December 31, 2008, two customers from our Mining segment accounted for 32% and 20% of total accounts receivable, respectively, and two customers in our Mining segment accounted for 20% and 9% of total revenues for 2008. As of December 31, 2007, three customers from our Mining segment accounted for 27%, 18% and 13% of total accounts receivable, respectively, while two customers in our Mining segment, accounted for 32% and 13% of total revenues for 2007. We believe the loss of any one of these customers would not have a material adverse effect on our financial position because we believe we would be able to sell our production to other customers at prevailing market prices.

        Buckeye has presold, for delivery in 2009, approximately 335,000 tons of coal pursuant to long-term contracts, which expire through 2011. Buckeye has committed to deliver, in 2009, approximately 375,000 tons of coal pursuant to customer purchase orders. The prices are generally tied to published indices. The prices range from $49.00 to $105.00 per ton net of transportation with an average current prices of approximately $71.75 per ton. The prices vary depending on the characteristics of the coal. Currently, 68% of Buckeye's anticipated coal sales in 2009 will be delivered from the pre-sold and committed tons.

        Through March 2008, Buckeye had presold, for delivery in 2008, approximately 500,000 tons of coal pursuant to long-term contracts, which expire through 2012, at prices tied to various published indices. We expected these prices to range from $35 to $59 per ton in 2008. Buckeye had presold 400,000 tons for delivery in 2007 at prices ranging from $34 to $55 per ton. Pursuant to existing contracts, Buckeye has presold approximately 800,000 tons of coal for delivery through 2012 at pricing which are tied to various indices. In addition, Buckeye had committed to deliver, in 2008, approximately 200,000 tons of coal pursuant to customer purchase orders at prices tied to various indices, with the expected pricing ranging from $39 to $74 per ton.

Environmental Regulations Affecting our Market

        We believe that existing and proposed legislation and regulations could impact fossil fuel-fired, and specifically coal-fired, power generating facilities. According to the U.S. Environmental Protection Agency, or EPA, power generation emits substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions can affect the market for our K-Fuel refined coal by imposing limits and caps on fossil fuel emissions. Regulation of carbon dioxide can also affect our subsidiary, C-Lock Technology. The most significant existing national legislation and regulations affecting our K-Fuel market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are described further below. While carbon dioxide emissions are not regulated at the national level at this time, a U.S. Senate committee passed emissions-reducing legislation in December 2007. There was no national legislation in 2008, but the matter remains a priority for EPA and future legislative sessions and presidential administrations seem more likely to pass legislation within the next several years.

        In addition, the K-Fuel market will be affected by additional national policies including the EPA's Nitrogen Oxide State Implementation Plan Call, the EPA's National Ambient Air Quality Standards for ozone and fine particulate matter, and the Regional Haze Rules, which require emission controls for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.

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

  •
  Clean Air Interstate Rule.  The Clean Air Interstate Rule was finalized by the EPA in March 2005. Once fully implemented, this rule will reduce sulfur dioxide emissions in 28 eastern states and the District of Columbia by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. Reduction of nitrogen oxide emissions begins in January 2009, followed by reductions of sulfur dioxide emissions in January 2010. The program will be fully implemented by January 2015.

  •
  Clean Air Mercury Rule.  The U.S. Environmental Protection Agency, or EPA, finalized the Clean Air Mercury Rule, or CAMR, on March 15, 2005 to reduce mercury emissions from coal-fired power plants for the first time ever. Phase 1 of CAMR was set to go into effect on January 1, 2010. However, on February 8, 2008, the U.S. Circuit Court of Appeals for the District of Columbia vacated the rule, requiring EPA to draft a new regulation. As a result of this ruling, it is likely that individual coal-fired boilers and power plants will be held to stringent levels of mercury emission reductions instead of averaging mercury emissions across multiple plants and across the country.

Environmental Regulations Affecting the Construction and Operation of our Plants and Mining of Coal

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

        In 2004, Congress passed tax credits for refined coal within the American Jobs Creation Act. To qualify for the tax credit, the refined coal must realize a reduction of at least 20% in nitrogen oxide emissions and at least 20% in either sulfur dioxide or mercury emissions and have an increase in market value over the comparable coal of at least 50%. Based upon our testing to date, we believe that K-Fuel refined coal meets these requirements. However, due to the fact that there are no K-Fuel or K-Direct facilities under construction we will not be in a position to take advantage of these credits, unless extended by Congress. Generally, the refined coal credit, escalated annually, will be earned for each ton produced over a ten-year period from the date the plant is placed in service.

Employees

        At March 25, 2009, we had 175 full-time employees.

Access to Information

        Our web site address is www.evgenergy.com. We make available, free of charge on the Investor Info section of our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission. We also make available through our web site other reports electronically filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Additionally, we make available press releases and presentation material including slides and other investor information. We do not intend for information contained in our web site to be part of this Annual Report on Form 10-K.

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

        We may incur operating losses and continued negative cash flows from operations for the foreseeable future. We have made, and will continue to make, substantial capital and other expenditures before we will have sufficient operating income and cash flow to recover all of our investments. We are not able to accurately estimate when, if ever, our cash flows from operating activities will increase sufficiently to cover these investments. Further, we may not achieve or maintain profitability or generate cash from operations in future periods. Our working capital (the amount by which our current assets exceed our current liabilities), accumulated deficit, net loss and cash (used in) provided by operating activities are as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Working capital	$2,263	$45,580	$79,156
Accumulated deficit	(473,303)	(408,073)	(203,397)
Net loss	(65,230)	(204,676)	(51,527)
Cash used in operating activities	$(36,263)	$(51,581)	$(30,435)

        We have substantial capital requirements and, as a result, we have been, and continue to be, dependent on financing activities or sales of our equity securities to fund our operating costs. The inability to raise funds through traditional financing means or sale of our equity securities may require us to sell assets to fund our operating costs.

        As a result of negative cash flows from operations, we have been, and continue to be, dependent on financing activities and sales of our equity securities to fund the operating and substantial capital costs associated with our business. Our need for additional capital may further increase as we continue to pursue our vertical integration strategy. Our success is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof. The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition. In addition, the global financial crisis may present significant challenges for us if conditions in the financial markets do not improve or continue to worsen. Our ability to access capital markets, for example, may be severely restricted at times when we need adequate funding to pay our existing indebtedness, pursue our business strategy, respond to changing business and economic conditions and competitive pressures, absorb negative operating results and fund our continuing operations, capital expenditures or increased working capital requirements. We may also need to sell assets to fund our operating costs to the extent that we are unable to raise adequate funds in the capital markets. Given the global recession, we may not be able to sell assets on favorable terms or at all.

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

        You should consider our business and prospects in light of the risks and difficulties typically encountered by a company with a limited operating history. The specific risks include whether we will be able to:

  •
  enter into agreements for the purpose of building K-Direct and K-Fuel plants or licensing that technology;

  •
  enter into agreements to measure, quantify certify and verify carbon dioxide emissions or to license our C-Lock technology;

  •
  enter into or maintain strategic partnerships with vendors and other parties to maximize our K-Fuel and C-Lock technologies;

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

        Our success is currently dependent on the performance of a small group of senior managers, key technical personnel and independent contractors that have a wide range of technical experience and expertise. For K-Fuel, this experience and expertise includes coal refining, coal thermal upgrading, thermal processing, coal gasification, coal liquification and general plant operations, For C-Lock this expertise includes carbon measurement, carbon emission modeling, power generation, carbon sequestration and nitrogen oxides and sulfur dioxide reduction analysis. Lastly, our Buckeye senior management team averages 30 years of experience in the coal industry, which includes developing low-cost mining operations and maintaining strong customer relationships. In addition, our business strategy will require us to attract and retain a substantially greater number of qualified personnel and/or hire additional contractors in these key areas. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

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

        Competition from other companies in the clean coal, alternative fuel and emission-reducing equipment industries, including competition resulting from deregulation in the United States power industry, could adversely affect our competitive position.

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

        Competition from other companies that have developed or may develop other systems that measure greenhouse gases and certify carbon credits, could adversely affect our competitive position. Further, competition could increase depending upon the level of regulation ultimately enacted in the United States and international markets, which could further adversely affect our competitive position.

        While we believe we have developed the only science-based method to accurately measure greenhouses gas emissions, other companies have developed less costly methodologies to measure these emissions. In addition, a number of companies are developing carbon measurement alternatives and many of these companies have greater resources than ours. Carbon measurement regulation, in both the United States and internationally, is evolving and there is no clear consensus on how carbon emissions should be measured. While we believe that our measurement tool is the most accurate tool because it is scientifically based, regulations could be enacted allowing for less precise and therefore, less costly methodologies to be applied. Further, there is a risk that our C-Lock technology will not be accepted by regulators and customers even though we believe it is compliant. Future revenues will be dependent upon our ability to identify and adapt to our competition and the changing regulatory environment.

        Overseas development of our K-Fuel and C-Lock businesses is subject to international risks, which could adversely affect our ability to license, construct overseas plants or profitably operate our businesses overseas.

        We believe a portion of the growth opportunity for our businesses lie outside the United States. Doing business in foreign countries may expose us to many risks that are not present domestically. We lack significant experience dealing with such risks, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers. In addition, it may be more difficult for us to enforce legal obligations in foreign countries, and we may be at a disadvantage in any legal proceeding within the local jurisdiction. Local laws may also limit our ability to hold a majority interest in the projects that we develop.

        If the national and world-wide financial crisis continues or intensifies it could adversely impact demand for our technology and products.

        Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers' inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition.

        Our inability to adequately protect and defend our proprietary K-Fuel and C-Lock processes could harm our business, increase our costs and decrease sales of our products and services.

        Our success depends upon our proprietary processes. We rely on a combination of patent, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents and patent applications on our K-Fuel process and our C-Lock technology. However, competitors may successfully challenge the validity or scope of one or more of our patents, or any future patents. These patents alone may not provide us with any significant competitive advantage. Further, while our most recently issued K-Fuel patent protection covers what we believe are the unique aspects of our K-Fuel process as it is currently conducted, not all of the claims we filed were allowed. An additional patent application has been filed to address the examiner's comments and we expect some of the revised claims to be allowed. While we continue our efforts regarding these claims there can be no assurance that we will be able to obtain patent protection in the United States or abroad to protect these or any other aspects of our intellectual property, or that, in the absence of any such patent protection, that the combination of additional methods that we currently employ to maintain the confidentiality of our processes will adequately safeguard our proprietary processes and information. If our intellectual property is not adequately protected, this may have a material adverse impact on our financial condition, results of operations, cash flows and future prospects.

        Third parties could copy or otherwise obtain and use our technologies without authorization or develop similar technologies independently. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our solutions, or design around any patents or other intellectual property rights we hold.

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

K-Fuel Process Risks

        We faced technical and operational issues at our Fort Union plant prior to suspending operations at the plant. These technical and operational problems may adversely impact our ability to operate or develop future K-Fuel or K-Direct facilities, resulting in delays in achieving full scale commercial production of our K-Fuel refined coal.

        Research and development is an iterative process and our K-Fuel process has been evolving for approximately 25 years with the most recent material modification being the integration of the Lurgi (pty) Ltd. proprietary coal processing equipment with our patented technology, which started in 2003.

        Our Fort Union plant was a third generation facility developed for this purpose. The first facility was a research and development plant that currently serves as our research laboratory. The second facility was a commercial demonstration plant that we constructed with a joint venture partner and commenced operations in 1998. In June 1999, our joint venture partner suspended production at the plant due to its strategic restructuring. Thereafter, we sold our interest in the plant to our joint venture partner and in September 2002, the major equipment at the plant was purchased by a third party and removed from the site. As part of the continued development of the K-Fuel process, we analyzed the operations of this plant and some of the problems that we encountered with respect to operations and product quality and made modifications to the K-Fuel process that we believe addressed these issues. We built upon this knowledge base in designing and constructing the Fort Union plant.

        While redesigned equipment and systems tested at the Fort Union plant showed positive results, we faced technical and operational problems in attempting to achieve commercial production of K-Fuel and decided to suspend operations at the plant in March 2008 so that we would dedicate our limited capital and human resources to building new plants built around the enhanced design and systems tested at the Fort Union plant. Problems we encountered included cost overruns, delays, technical issues, availability of workers and contractors, and weather. We may encounter similar problems at any future facilities we are able to build. Additionally, any future facilities may encounter the following additional problems:

  •
  unforeseen construction problems and limited availability of raw material or fabrication capability;

  •
  unforeseen problems not previously encountered at our Fort Union plant; and

  •
  current and future K-Fuel products may not meet the technical specifications required by our customers or other customer requirements.

        Our ability to effectively operate and develop K-Fuel and K-Direct facilities may be harmed to the extent these and other technical or operational problems materialize. Should we be unable to effectively operate and develop K-Fuel or K-Direct facilities, our ability to generate revenues and profits from our existing operations as well as the potential for future facilities and future licensing opportunities may be negatively impacted. In particular, because we were unable to consistently operate our Fort Union plant for sustained periods of time to produce commercial quantities of K-Fuel refined coal, it will likely be more difficult for us to enter into arrangements with customers for their regular purchase of K-Fuel refined coal at future facilities or for us to finance the construction of additional K-Fuel and K-Direct facilities.

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

        We do not currently have any definitive contracts to construct additional K-Fuel facilities or K-Direct facilities. To the extent that we identify appropriate sites for future K-Fuel plants or agree with utilities or other businesses to construct K-Direct facilities, we will then be required to begin a lengthy permitting and construction process. We estimate that it could take at least six months or longer to obtain necessary permits and approvals and that, depending on local circumstances, the required time could be much longer. Thereafter, construction of a facility with a capacity of approximately 1.5 million tons of K-Fuel refined coal per year, which is approximately twice the size of our Fort Union plant, would take an estimated further period of 18 to 24 months. Thus, we would not expect to obtain any revenues from any such facilities before at least 2011.

        Prior to suspending operations at our Fort Union plant in March 2008, we estimate that we spent approximately $110 million in constructing our Fort Union plant. We estimate that the cost of constructing additional facilities, such as a 1.5 million ton per year facility, could be greater depending on additional variables, including site location, material handling equipment and design, seismic zones, labor issues, and weather and climate conditions. Such variables could potentially increase costs. We would be required to obtain substantial amounts of financing to undertake any such project and there can be no assurance that such financing would be available to us. Inability to construct additional facilities to produce K-Fuel, or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

        Any negative results from the continuing evaluation of K-Fuel refined coal produced at future facility sites by us or third parties could have a material adverse effect on the marketability of K-Fuel refined coal and future prospects.

        Although we have suspended operations at our Fort Union plant, we and certain third parties are continuing to evaluate the attributes of K-Fuel refined coal previously produced at our Fort Union plant and that is produced in our laboratories. There can be no assurance that these evaluations will result in positive findings concerning the moisture content, heat value, emission-levels, burn qualities or other aspects of our K-Fuel refined coal. Furthermore, even if current evaluations indicate that our K-Fuel refined coal performs to design specifications, there can be no assurance that later tests will confirm these current results or that our K-Fuel refined coal will be readily accepted by the market. The process of introducing our K-Fuel refined coal into the market may be further delayed if these test results are negative or if potential customers conduct their own tests of the K-Fuel refined coal to determine whether it meets their individual requirements and the results are not acceptable. Substantially all of our evaluations of K-Fuel refined coal at our Fort Union plant used Powder River Basin low-grade coal as the feedstock and we conducted only limited tests of the K-Fuel process at Fort Union using other feedstocks. However, we have conducted numerous tests of the K-Fuel process using other feedstocks in laboratories. The ability to use feedstocks from other locations in the United States or overseas will depend on the results of future tests on different types of coal. If these tests limit the range of viable low-grade coal feedstocks for use in the K-Fuel process, site locations for future K-Fuel or K-Direct plants may be limited and the commercial appeal of the process may be less than anticipated. If this continuing process of evaluation and market introduction results in negative findings concerning the K-Fuel process, this could have a material adverse effect on the marketability of K-Fuel refined coal and on our financial condition, results of operations and future prospects.

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

        Our future success will be adversely affected if we can not locate, develop and construct future commercial K-Fuel production plants and operate them at a profit. Prior to suspending operations at our Fort Union plant, we were not able to achieve commercial production. A number of different variables, risks and uncertainties affect our successful construction of future K-Fuel production plants and our ability to operate such plants at a profit including:

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

C-Lock Technology Risks

        We do not know if our C-Lock technology is commercially viable. Further, due to the uncertain market for, and commercial acceptance of our C-Lock technology, we may not be able to realize significant revenues from this technology.

        Our C-Lock technology is in an evolving market and as a result we do not know whether our C-Lock technology will be accepted by customers to measure greenhouse gas emissions and certify carbon credits in a cost effective manner. While we believe that a commercial market is developing both domestically and internationally for measuring greenhouse gasses and certifying carbon credits, we may face the following risks due to the developing market for our technology:

  •
  limited pricing information;

  •
  alternative methodologies are available at a lower price; and

  •
  sufficient market interest for us to continue in business.

        If we are unable to develop markets for our C-Lock technology, our ability to generate revenues and profits may be negatively impacted.

        Future changes in the law may adversely affect our ability to sell products and services based on our C-Lock Technology.

        A significant factor in expanding the potential market for the measurement of greenhouse gases and certification of carbon credits is the continuation and expansion of emissions regulations both in the U.S. and internationally. We are unable to predict future regulatory changes and their impact on the demand for our products. While more stringent laws and regulations may increase demand for our products, such regulations may result in reduced reliance on various sources of emissions, including coal fired power plants, or increased reliance on alternative energy sources, which do not result in the emission of greenhouse gases. Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations would have a material adverse effect on our prospects.

Coal Mining Risks

        Certain conditions and events beyond our control could negatively impact our coal mining operations, our production or our operating costs.

        We mine coal at underground and surface mining operations. Certain factors beyond our control, including those listed below, could disrupt our coal mining operations, reduce our production or increase our operating costs:

  •
  delays and difficulties in acquiring, maintaining or renewing necessary permits or mining or surface rights;

  •
  changes or variations in geological conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;

  •
  mining and processing equipment failures and unexpected maintenance problems;

  •
  interruptions due to transportation delays;

  •
  adverse weather and natural disasters, such as heavy rains or snow and flooding;

  •
  shortage of qualified labor;

  •
  unexpected or accidental surface subsidence from underground mining;

  •
  accidental mine water discharges, fires, explosions or similar mining accidents; and

  •
  regulatory issues involving the plugging of and mining through oil and gas wells that penetrate the coal seams we mine.

        If any of these conditions or events occurs at our Buckeye operations, our coal mining operations may be disrupted, we could experience a delay or halt of production or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.

        A substantial or extended decline in coal prices could negatively affect our revenues and the value of our coal reserves.

        Revenues from our Buckeye operations and the value of our coal reserves depend upon the prices we receive for our coal. In turn, the prices we receive for our coal depend upon factors beyond our control, including the following:

  •
  the supply of and demand for domestic and foreign coal;

  •
  the demand for electricity and steel;

  •
  domestic and foreign governmental regulations and taxes, including those establishing air emission standards for coal-fueled power plants;

  •
  regulatory, administrative and judicial decisions, including those affecting future mining permits;

  •
  the proximity, capacity and cost of transportation facilities;

  •
  the availability and price of alternative fuels, such as natural gas, and alternative energy sources, such as hydroelectric, wind and solar power;

  •
  technological developments, including those intended to convert coal to liquid or gas and those aimed at capturing and sequestering carbon; and

  •
  the effects of worldwide energy conservation measures.

        Declines in the prices we receive for our coal could adversely affect our revenues and the value of our coal reserves.

        Increases in the costs of mining and other industrial supplies, including steel-based supplies and diesel fuel, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production.

        Our coal mining operations use significant amounts of steel, diesel fuel, and other mining and industrial supplies. The costs of roof bolts we use in our underground mining operations depend on the price of scrap steel. We also use significant amounts of diesel fuel for the trucks and other heavy machinery we use at our Buckeye operations. If the prices of mining and other industrial supplies, particularly steel-based supplies and diesel fuel, increase, our operating costs could be negatively affected. In addition, if we are unable to procure these supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production.

        Our inability to acquire additional coal reserves or our inability to develop coal reserves in an economically feasible manner may adversely affect our business.

        As we mine, we deplete our coal reserves. As a result, our ability to produce coal in the future depends, in part, on our ability to acquire additional coal reserves. We may not be able to obtain replacement reserves when we require them. If available, replacement reserves may not be available at favorable prices, or we may not be capable of mining those reserves at costs that are comparable with our existing coal reserves. Our ability to obtain coal reserves in the future could also be limited by restrictions under our existing or future debt agreements and competition from other coal producers. If we are unable to acquire coal reserves to replace the coal reserves we mine, our future production may decrease significantly and our operating results may be negatively affected.

        Estimates of proven and probable reserves may vary substantially from actual results.

        There are numerous uncertainties inherent in estimating quantities of proven and probable reserves, including many factors beyond our control. Estimates of economically proven and probable coal reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions. These include historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future coal prices, future operating costs, severance and excise taxes, development costs and reclamation costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of coal attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected from them prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances will likely be material. As a result, you should not place undue reliance on the coal reserve data included herein.

        A shortage of skilled labor in the mining industry could pose a risk to achieving optimal labor productivity and competitive costs, which could adversely affect our profitability.

        Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. In the event the shortage of experienced labor continues or worsens or we are unable to train the necessary amount of skilled laborers, there could be an adverse impact on our labor productivity and costs and our ability to expand production and therefore have a material adverse effect on our earnings.

        Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.

        We conduct a significant part of our mining operations on properties that we lease. A title defect or the loss of any lease upon expiration of its term, upon a default or otherwise, could adversely affect our ability to mine the associated reserves and/or process the coal that we mine. Title to most of our owned or leased properties and mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. In some cases, we rely on title information or representations and warranties provided by our lessors or grantors. Our right to mine some of our reserves has in the past been, and may again in the future be, adversely affected if defects in title or boundaries exist or if a lease expires. Any challenge to our title or leasehold interests could delay the exploration and development of the property and could ultimately result in the loss of some or all of our interest in the property. Mining operations from time to time may rely on an expired lease that we are unable to renew. From time to time we also may be in default with respect to leases for properties on which we have mining operations. In such events, we may have to close down or significantly alter the sequence of such mining operations which may adversely affect our future coal production and future revenues. If we mine on property that we do not own or lease, we could incur liability for such mining. Also, in any such case, the investigation and resolution of title issues would divert management's time from our business and our results of operations could be adversely affected.

        In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease. Some leases have minimum production requirements. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.

        The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to our customers.

        We depend upon barge, rail, and truck transportation systems to deliver coal to our customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could impair our ability to supply coal to our customers. As we do not have long-term contracts with transportation providers to ensure consistent and reliable service, decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs. In addition, increases in transportation costs, including the price of gasoline and diesel fuel, could make coal a less competitive source of energy when compared to alternative fuels or could make coal produced in one region of the United States less competitive than coal produced in other regions of the United States or abroad. If we experience disruptions in our transportation services or if transportation costs increase significantly and we are unable to find alternative transportation providers, our coal mining operations may be disrupted, we could experience a delay or halt of production or our profitability could decrease significantly.

        Extensive government regulations impose significant costs on our mining operations, and future regulations could increase those costs or limit our ability to produce and sell coal.

        The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

  •
  limitations on land use;

  •
  employee health and safety;

  •
  mandated benefits for retired coal miners;

  •
  mine permitting and licensing requirements;

  •
  reclamation and restoration of mining properties after mining is completed;

  •
  air quality standards;

  •
  water pollution;

  •
  protection of human health, plant life and wildlife;

  •
  the discharge of materials into the environment;

  •
  surface subsidence from underground mining; and

  •
  the effects of mining on groundwater quality and availability.

        In particular, federal and state statutes require us to restore mine property in accordance with specific standards and an approved reclamation plan, and require that we obtain and periodically renew permits for mining operations. If we do not make adequate provisions for all expected reclamation and other costs associated with mine closures, it could harm our future operating results. In addition, state and federal regulations impose strict standards for particulate matter emissions which may restrict our ability to develop new mines or could require us to modify our existing operations and increase our costs of doing business.

        Federal and state safety and health regulation in the coal mining industry may be the most comprehensive and pervasive system for protection of employee safety and health affecting any segment of the U.S. industry. It is costly and time-consuming to comply with these requirements and new regulations or orders may materially adversely affect our mining operations or cost structure, any of which could harm our future results.

        Under federal law, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and contribute to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry before July 1973. The trust fund is funded by an excise tax on coal production. If this tax increases, or if we could no longer pass it on to the purchaser of our coal under many of our long-term sales contracts, it could increase our operating costs and harm our results. New regulations that took effect in 2001 could significantly increase our costs related to contesting and paying black lung claims. If new laws or regulations increase the number and award size of claims, it could substantially harm our business.

        The costs, liabilities and requirements associated with these and other regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provisions for our workers' compensation liabilities, it could harm our future operating results. If we are pursued for these sanctions, costs and liabilities, our mining operations and, as a result, our profitability could be adversely affected.

        The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers' ability to use coal. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations.

        We may be unable to obtain and renew permits necessary for our operations, which would reduce our production, cash flow and profitability.

        Mining companies must obtain numerous permits that impose strict regulations on various environmental and safety matters in connection with coal mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or even impossible, thereby precluding continuing or future mining operations. Private individuals and the public have certain rights to comment upon and otherwise engage in the permitting process, including through court intervention. Accordingly, the permits we need may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to conduct our mining operations. An inability to conduct our mining operations pursuant to applicable permits would reduce our production, cash flow, and profitability.

Risks Relating to Our Debt, Our Common Stock and Other Risks.

        Our debt obligations may affect our business, operating results and financial condition.

        We have a significant amount of debt, especially given our limited cash flow from operations. In July 2007, we issued $95.0 million long-term debt due August 1, 2012, ("2007 Notes"), of which $27.9 million is outstanding as of December 31, 2008. On March 20, 2009, we executed a note purchase agreement that will allow us to sell $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes due December 20, 2009 (the "2009 Notes" and together with the 2007 Notes, the "Notes") in three $5 million tranches. The first $5 million tranche was funded on March 20, 2009. Debt service obligations from the Notes could adversely affect us in a number of ways, including by:

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

        We are a holding company and substantially all of our properties and assets are owned by, and all our operations are conducted through, our subsidiaries. As a result, we are dependent upon cash dividends and distributions or other transfers from our subsidiaries to meet our debt service obligations, including payment of the interest on and principal of our indebtedness when due, and other obligations. The ability of our subsidiaries to pay dividends and make other payments to us may be restricted by, among other things, applicable corporate, tax and other laws and regulations in the United States and abroad and agreements made by us and our subsidiaries, including under the terms of our existing and potentially future indebtedness. In addition, claims of creditors, including trade creditors, of our subsidiaries will generally have priority with respect to the assets and earnings of such subsidiaries over the claims of our creditors, except to the extent the claims of our creditors are guaranteed by these subsidiaries. In the event of our dissolution, bankruptcy, liquidation or reorganization, the holders of such indebtedness will not receive any amounts from our non-guarantor subsidiaries with respect to such indebtedness until after the payment in full of the claims of the creditors of those subsidiaries. Furthermore, if there was default on the 2009 Notes, Buckeye would not be permitted to make cash dividends, dividends or other transfers.

        We may not have the ability to repurchase the 2007 Notes for cash upon the occurrence of a fundamental change as required by the Indenture governing the 2007 Notes or to make payments upon major transactions as required by the 2009 Notes.

        Holders of our 2007 Notes will have the right to require us to repurchase the notes for cash upon the occurrence of a fundamental change, which would include, among other things, the failure of our common stock to be listed on the NYSE Arca or another national securities exchange or quoted on an established automated over-the-counter trading market. In addition, the 2009 Notes require that, upon the holder's request, we pay all amounts outstanding with certain exit fees upon a major transaction, which generally includes transactions such as mergers, business combinations, sales of more than 50% of the Company's assets and other change of control transactions. We may not have sufficient funds to repurchase the 2007 Notes or repay the 2009 Notes or have the ability to arrange necessary financing on acceptable terms. Our ability to repurchase the 2007 Notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the 2007 Notes or repay the 2009 Notes when required would result in an event of default with respect to the Notes and could result in the acceleration of the maturity of our then-existing indebtedness. This repurchase right may actually have the effect of making us a less attractive candidate for a fundamental change transaction.

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

        On October 17, 2008, we were notified by NYSE Arca, Inc. ("NYSE Arca") that we are not in compliance with NYSE Arca's continued listing standard under Rule 5.5(b)(2) of the NYSE Arca Equities Rules. The standard requires that a listed common stock must maintain an average closing price in excess of $1.00 over a consecutive 30 trading-day period. We have six months from the receipt of the notice to regain compliance with the NYSE Arca price condition, or we may be subject to suspension and delisting procedures. Subject to NYSE Arca rules, during the six-month cure period, our common stock will continue to be listed, and trade on NYSE Arca. At the end of the six-month period, we will be in compliance if we have at least a $1.00 share price and have maintained a $1.00 average closing share price over the preceding 30 consecutive trading days. We are currently exploring alternatives for curing the deficiency and restoring compliance with NYSE Arca's continued listing standard. However, if our stock is delisted, it could reduce the liquidity of an investment in our common stock and also make it more difficult for us to raise capital in the future. In addition, efforts to maintain our listing on the NYSE Arca may result in the incurrence of costs that could be material in any given period.

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

        Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of the notes, our common stock, or both.

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

        An investment in our common stock is risky, and stockholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock has been extremely volatile during 2008; our stock price has declined approximately 92%. During 2008, the sale prices of our common stock on the NYSE Arca ranged from a low of $0.23 to a high of $2.75. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price of shares may prevent investors from being able to sell their shares of common stock at prices they view as attractive. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

        We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of the Company or limit the price investors might be wiling to pay for our stock, which could adversely affect the performance of our stock.

        We have adopted a stockholder rights plan, commonly known as a "poison pill," under which each stockholder of the Company holds one share purchase right, which we refer to as a Right, for each share of Company common stock held. The Rights become exercisable upon the occurrence of certain events and may make the acquisition of our Company more difficult and expensive. In addition our certificate of incorporation, and Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan, provisions of our certificate of incorporation, and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

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

        The 2009 Notes contain restrictive covenants that limit our operational flexibility.

        The 2009 Notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on:

  •
  Buckeye incurring additional debt;

  •
  upon a default, receiving dividends from Buckeye or allowing us to pay dividends on or make distributions in respect of our capital stock;

  •
  create liens on certain assets to secure debt; and

  •
  sell certain assets.

        Our failure to comply with these restrictions could lead to a default under the 2009 Notes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

  Headquarters

        We lease 32,727 square feet of office space in Denver, Colorado for our headquarters pursuant to a ten year lease that commenced in April 2007. We believe this space is sufficient for our near-term goals and growth projections.

  Fort Union plant site

        In May 2004, we purchased Landrica Development Company, or Landrica. Through Landrica, we own approximately 1,000 acres of land located in Campbell County, Wyoming (near Gillette, Wyoming), on which our Fort Union plant is located. The land also includes various coal processing equipment, certain industrial buildings, waste injection wells, producing water wells, a coal-mining pit with limited reserves and a railroad spur.

  Buckeye

        Buckeye Industrial Mining Co. has been mining bituminous coal from surface and underground mines in northeast Ohio since 1971. Buckeye currently operates five open-pit mines and one underground mine and has more than 400 lease agreements over five counties: Stark, Carroll, Columbiana, Jefferson, and Tuscarawas. All coal from these mines is Northern Appalachian, non-compliant steam coal, and the mines are located within a fifty mile radius in the State of Ohio. Additionally, virtually all of the coal mined from these sites is shipped to our only wash facility, located in Kensington, Ohio, which we refer to as the Kensington preparation and blending facility, or Kensington. We operate and manage these surface and underground mines as one mine due to the fact these mines supply a single wash facility and coal from the various mines is blended together at this site to meet customer specifications.

        The following map details the counties in which Buckeye has mining operations in the State of Ohio.

        The following map details Buckeye's mining operation by counties in the State of Ohio.

        Currently, 31 sites have been permitted, 0 sites have been permitted but not yet effective and 10 sites are in the permitting process. The permitted sites are either actively being mined, being reclaimed, or in the maintenance stage. Prospect drilling and evaluation on new leases is ongoing. As of December 31, 2008, Buckeye has approximately 71 million tons of in-place reserves. In connection with our purchase of Buckeye in 2006, we engaged an independent, third-party engineering firm to calculate in-place and proven and probable reserves, in which they applied Industry Guide 7 when preparing their analysis. In 2008, we engaged the same independent engineering firm to generate a limited reserve letter for our underground mining operations, again applying Industry Guide 7.

        All rock formations encountered in Buckeye's mining operations are Pennsylvanian age. All strata encompass the Allegheny Group of the Pennsylvanian age with the exception of one which is in the Conemaugh Group. These coal beds are the most common coals mined at the Northern limit of the Allegheny coal field. Minable coal thickness ranges from 19 inches to 50 inches. Contained within these strata are marketable shales, clays, and limestones. These are mined and marketed when possible but comprise a very small fraction of Buckeye's sales.

        All mines operate at designed capacity relative to the available equipment and capacity at Kensington. The mines are running at designed production, in compliance with all government permit conditions, and concurrently ongoing reclamation. The equipment used at the surface mining operations are typical of the heavy earthmoving, coal loading and coal transportation equipment found in the surface mining industry in Appalachia. Likewise, the underground mining and coal transport equipment is typical of that in underground room-and-pillar mines in the Appalachian coal field. For our underground mining operations, we contract the coal mining to a third party. The third-party contracting company is paid a fee based on tons mined and quality of the mined coal. In addition, various loaders, scrapers and bulldozers are utilized for ground preparation, road maintenance and drainage control at the sites. All equipment is constantly being upgraded to meet mining, operational or safety requirements.

        In 2006, the underground mining operations were expanded by constructing a second portal to include an additional coal seam and increase overall production. The original portal accessed a specific coal seam and the second portal accessed an additional coal seam. In late 2006, the original portal was idled and the mining unit transferred to the second portal to facilitate additional production of that coal seam. There is currently one portal with two mining units in the second coal seam. As capital is available, we plan to construct a new portal for an additional third mining unit in the future. Buckeye has no underdeveloped reserves.

        The following table presents our estimated assigned and unassigned recoverable coal reserves at December 31, 2008:

Total Assigned Reserves(1)
(Tons in millions)
December 31, 2008

				Sulfur Content (lbs per million Btus)						Mining Method
	Total Assigned Recoverable Reserves(2)							Reserve Control
							As Received Btus per lb(1)				Under Ground
		Proven	Probable	‹1.2	1.2-2.5	›2.5		Leased	Owned	Surface
	19.8	19.8	—	—	17.4	2.4	13,000	19.8	—	3.1	16.7
	—	—	—	—	—	—	—	—	—	—	—

Total	19.8	19.8	—	—	17.4	2.4	—	19.8	—	3.1	16.7

(1)
All coal is steam, in the ground and non-compliant.

(2)
Reject rate is 18% and not reflected in the table above.

Total Unassigned Reserves(1)
(Tons in millions)
December 31, 2008

				Sulfur Content (lbs per million Btus)						Mining Method
	Total Unassigned Recoverable Reserves(2)							Reserve Control
							As Received Btus per lb(1)				Under Ground
		Proven	Probable	‹1.2	1.2-2.5	›2.5		Leased	Owned	Surface
	51.1	51.1	—	—	—	51.1	13,000	51.1	—	—	51.1
	—	—	—	—	—	—	—	—	—	—	—

Total	51.1	51.1	—	—	—	51.1	—	51.1	—	—	51.1

(1)
All coal is steam, in the ground and non-compliant.

(2)
Reject rate is 19% and not reflected in the table above.

        Our Kensington preparation and blending facility was built in 1977 and repair and maintenance is performed as necessary. This facility cleans the coal impurities and sizes coal to meet various customer size and quality requirements. The cleaning process utilizes gravity separation, typical of most such plants in Appalachia. Sizing is accomplished with a sorting process using screens. Refuse from the cleaning operation is landfilled at sites approved by various government regulatory agencies. After cleaning, the coal may also be blended with other coals to meet specific customer requirements; such as heat value or post-combustion characteristics like ash content or mercury, sulfur dioxide, chlorine, nitrogen oxide or other emissions criteria.

        Access to all the mine sites and Kensington are via US, State, Township or County roads. Transportation of raw coal to Kensington is by trucks over public highways. Transportation of the product to customers is by train using a siding of the Norfolk Southern Railroad or by truck over public highways.

        Approximately 99% of all coal properties are leased. Typically, the properties that are mined are leased from the surface land owner, the coal owner or both. It is common for a single open-pit mine to contain multiple leases and many leases are required for underground mines. These lease agreements require Buckeye to pay royalties, on a per ton basis, for coal mined. New leases are being obtained continually. Leases for surface mine properties are typically written with a five-year term and typically allow for an extension of the term, to include the time necessary to mine and reclaim the area, at the time when physical mining activity on the leased area commences. Renewals or term extensions are necessary for areas not affected within the five-year term. Historically, renewals or term extensions have been rarely needed but easily obtained when necessary. Leases for underground coal reserves are typically written with a ten-year term. Similar to surface leases, the underground lease term extends when mining commences on that area to include the time necessary to complete mining. Extension or renewals of underground leases have also been obtained when necessary. According to current production plans, we do not anticipate any issues with lease term length. Buckeye pays a royalty on all mined tonnage and receives no royalty payments. Royalties paid to surface and/or mineral owners were calculated on 922,474, 857,900 and 623,927 tons for the years ended December 31, 2008, 2007 and 2006, respectively.

        The vast majority of Buckeye's reserves have undergone a title review. Buckeye engages a title company to determine the owner of a particular area (both surface and minerals as they are sometimes different owners). The title company's results are then provided to a title attorney who works in the area of the property. The attorney reviews the title documents placed of record and issues a Report of Title reflecting the surface and mineral owners as reflected by the records of the appropriate county.

        In order to determine if potential sites are economically feasible, it is necessary to conduct drilling on the properties. If it has been determined that the properties are economically feasible, the permitting process is initiated which includes government permits. The permitting application process takes several years before a permit is granted. Not until a property is permitted and bonded can any mining begin.

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

        None.

PART II

ITEM 5.    MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Price Range of Common Stock

        Our common stock trades on the NYSE Arca exchange under the market symbol "EEE." The following table sets forth the range of high and low sales prices per share of common stock for the periods indicated.

Year	Period	High	Low
2008	Fourth Quarter	$0.93	$0.23
	Third Quarter	$2.05	$0.94
	Second Quarter	$2.50	$1.14
	First Quarter	$2.75	$1.02
2007	Fourth Quarter	$5.15	$2.10
	Third Quarter	$6.04	$3.50
	Second Quarter	$7.83	$5.62
	First Quarter	$10.60	$5.45

        As of March 6, 2009, we had approximately 210 holders of record of our common stock. This does not include holdings in street or nominee names. On March 6, 2009 the closing price of our common stock was $0.81 per share.

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

        The Securities and Exchange Commission requires that we include in this Form 10-K a line-graph presentation comparing cumulative, five-year stockholder returns (assuming reinvestment of dividends) for our common stock with a broad-based market index and either a nationally recognized industry standard or an index of peer companies selected by us. The following graph assumes $100 invested on December 31, 2003 in our common stock, two Peer Groups of companies and the S&P 500. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

        In 2008, we changed our Peer Group to better reflect energy companies more our size and complexity. Our new Peer Group is comprised of the following companies: Alliance Resource Partners, LP.; Foundation Coal Holdings, Inc.; Massey Energy Co.; Westmoreland Coal Company; Yanzhou Coal Mining Co., Ltd.; ADA-ES, Inc.; Headwater, Inc.; Rentech, Inc.; Syntroleum Corporation; NGP Ingredients Inc.; and Pacific Ethanol, Inc. All companies in the new Peer Group are listed on U.S. stock exchanges or the NASDAQ system. Our Peer Group in 2007 was comprised of the following companies: ADA-ES Inc.; Fuel Tech; Headwaters, Inc.; James River Coal Corp.; Met-Pro Corp.; Rentech Inc.; Synthesis Energy System; and Westmoreland Coal Company.

        We are excluded from the Peer Group for purposes of the comparative performance graph.

Dividend Policy

        We have never paid cash dividends and do not anticipate paying dividends in the foreseeable future. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs and plans for expansion. Historically, we have not repurchased any common stock.

Recent Sales of Unregistered Securities

        On November 21, 2008, we entered into an agreement with a certain existing noteholder to exchange $680,000 in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 755,556 shares of our common stock. Prior to the exchange of notes for common stock, the converting noteholder agreed to release the guarantee issued pursuant to the indenture with respect to such notes being exchanged such that, at the time of the exchange, such notes being exchanged were not guaranteed securities and were solely securities of ours. The exchange was made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act. No commission or remuneration was paid or given, directly or indirectly, for soliciting such exchange.

        Except as disclosed above, during the quarter ended December 31, 2008, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.

Issuer Purchasers of Equity Securities

        We did not repurchase any of our shares of common stock during the quarter ended December 31, 2008. On January 22, 2009, our Board of Directors authorized us to repurchase up to 15 percent of our current outstanding common shares, or approximately 18.6 million shares, through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of the repurchase transactions will depend on market conditions, regulatory and corporate considerations, and would be made with appropriate cash on hand after consummation of previously announced strategic alternatives. The duration of the repurchase program is 12 months and there is no guarantee as to whether we will act on this board authorization or to the exact number of shares that may be repurchased.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report. The selected consolidated results of operations and cash flow data for each of the three years in the period ended December 31, 2008 and the selected balance sheet data as of December 31, 2008 and 2007 are derived from, and qualified by reference to, our audited Consolidated Financial Statements, in Item 8 of this report. The selected consolidated results of operations and cash flow data related to 2005 and 2004 and selected consolidated balance sheet data related to 2005 and 2004 have been derived from audited financial statements not included in this report.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of operations data:
Operating revenues	$58,901	$48,657	$36,710	$984	$28
Operating expenses	125,088	252,878	94,918	26,144	11,375
Operating loss	(66,187)	(204,221)	(58,208)	(25,160)	(11,347)
Net loss(4)	(65,230)	(204,676)	(51,527)	(23,313)	(10,555)
Basic and diluted net loss per share	$(0.72)	$(2.49)	$(0.66)	$(0.35)	$(0.18)
Weighted average shares of common stock outstanding	90,676	82,232	77,783	66,399	57,928
Balance sheet data:
Cash, cash equivalents and marketable securities(1)	$9,467	$51,458	$84,276	$28,793	$79,381
Property, plant and equipment, net, mineral rights net, and plant construction in progress	65,699	57,210	151,727	76,291	23,521
Total assets	101,441	175,811	252,319	114,172	112,304
Long-term liabilities, including current portion(2)	35,077	104,142	646	535	213
Stockholders' equity	43,850	46,699	224,984	93,641	94,260
Working capital(3)	$2,263	$45,580	$79,156	$19,910	$73,603
Cash flow data:
Cash (used in) provided by operating activities	$(36,263)	$(51,581)	$(30,435)	$(12,071)	$2,042
Cash provided by (used in) investing activities	20,624	(50,236)	(110,866)	(73,858)	(16,285)
Cash (used in) provided by financing activities	$(3,652)	$96,057	$169,100	$11,467	$69,923

(1)
Cash, cash equivalents and marketable securities represents our cash and cash equivalents as reflected in our consolidated balance sheets and increased by our marketable securities outstanding as of the same balance sheet date. For the year ended December 31, 2008, marketable securities totaling $1.8 million were included in long-term other assets in our consolidated balance sheet.

(2)
The current portion of long-term debt as of December 31, 2008, 2007, 2006, 2005 and 2004 was $181,000, $192,000, $161,000, $160,000, and $180,000, respectively.

(3)
Working capital represents the difference between our current assets and our current liabilities.

(4)
We recorded impairment charges of $18.6 million and $122.7 million relating to assets held for sale and to our Fort Union Plant for the years ended December 31, 2008 and 2007, respectively.

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

  Overview

        We were founded in 1984, as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. Our goal now is to leverage an integrated technology strategy, including a coal-based technology platform and proven production process to deliver a cleaner, more efficient and affordable solid fuel available to meet the growing energy demands of industrial and utility customers while addressing important environmental concerns. In addition, we are leveraging a science-based carbon information management software solution built on a platform of IBM products and solutions to measure greenhouse gases and certify carbon emission reduction credits.

        In November 2008, we requested Houlihan Lokey, an international investment bank, to provide independent advice to our management and board of directors as we continue to explore the strategic positioning of the company. We expect to consider and evaluate several alternatives during the engagement, including, but not limited to, the potential sale or joint venture of our Buckeye subsidiary.

        In March 2008, we suspended operations at our Fort Union plant in order to redirect constrained resources, both capital and human, to focus on the commercialization of this process in future K-Fuel plants. Suspending production at Fort Union enabled us to reduce our cash expenditures. The significant resources invested in the Fort Union plant served three important purposes:

  •
  First, as an engineering and process improvement platform, the Fort Union plant allowed Evergreen and Bechtel engineers and scientists to dramatically improve the performance of the K-Fuel process.

  •
  Second, Fort Union served as an important coal testing facility that allowed Evergreen to build a test results database from more than 100 coal types drawn from across the globe.

  •
  Third, Fort Union served as an important business development tool and production platform for thousands of tons of K-Fuel used for marketing and test burn purposes.

        To date, we have idled the Fort Union boiler, processing towers and other equipment at the site and are safeguarding the assets and maintaining the plant in a non-operational mode. While we would be able to resume operations at the Fort Union plant to demonstrate the technology or to provide K-Fuel refined coal for test burns at utilities or other industrial sites, we would be required to return equipment to operational status, which could take several months. As time passes and the plant remains idled, the time and costs to convert it to an operational status will increase. We continue to evaluate redeploying some of the equipment to a future K-Fuel facility site.

        The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries, including the nine months ended December 31, 2006 for Buckeye Industrial Mining Co. (acquisition date of April 3, 2006). We consolidate all of our majority-owned subsidiaries and reflect as minority interest the portion of these entities that we do not own and recorded in other long-term liabilities. Intercompany transactions and balances have been eliminated.

        Our segments include the C-Lock segment, Plant segment, Mining segment and Technology segment. The Mining segment primarily represents our mining operations of our subsidiary, Buckeye Industrial Mining Co., and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The C-lock segment reflects activities related to the measurement of green house gases and certification of environmental improvements as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in March 2008. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures.

  Significant Trends

        For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant. As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we have begun to generate revenue and incur more substantial mining costs. In the future, we plan to build, own and operate K-Fuel and K-Direct refineries domestically and internationally, both wholly owned and through joint ventures. Through C-Lock Technology we plan to generate future revenues from the measurement of greenhouse gases and certification of environmental improvements as carbon credits. The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

Revenue Trends

        In the future we expect to generate revenue from the following sources:

  •
  coal sales from our Buckeye operations;

  •
  revenues from the measurement of carbon credits using our web-based patented technology;

  •
  revenues from production facilities including K-Fuel and K-Direct plants domestically and internationally; and

  •
  licensing of our technology, including license fees for constructing a plant and royalty fees for operating a plant.

        We have granted certain rights and limited licenses for the use of certain K-Fuel technology, which may limit our revenue from production of K-Fuel refined coal to the extent that the rights are exercised. See Item 8 Note—5 Other Assets and Note—13 Commitments and Contingencies to our Consolidated Financial Statements for further details.

Expense Trends

  Coal mining operating expenses

        With the acquisition of Buckeye, we have incurred mine operating expenses including all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility. As capital is available, we anticipate increasing our production at our mines. We expect that the revenue generated from increased production will exceed the incremental mining costs.

  Fort Union

        In March 2008, we suspended operations at our Fort Union plant in order to redirect constrained resources, both capital and human, to focus on the commercialization of this process in future K-Fuel plants. Suspending production at Fort Union enabled us to reduce our cash expenditures. Overall, while we anticipate costs to decline in 2009, we will continue to incur various costs related to maintaining the site in a non-operational mode.

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

        See further discussion of the royalty owed to the estate of Edward Koppelman in Note 5—Other Assets in Item 8 of this report.

  General and administrative expenses

        As we identify business development opportunities, build new plants, and generally expand our business including hiring additional personnel at our corporate offices, future plants and C-Lock locations and increasing outsourced professional services, we will incur additional expenses, the most significant of which are:

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

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

  Revenue

        Revenues for the year ended December 31, 2008 were $58.9 million compared to $48.7 million for the same period ended December 31, 2007.

        Revenues in our Mining segment for the year ended December 31, 2008 were $58.4 million and $47.4 million for the same period ended December 31, 2007 respectively, as follows:

  •
  Coal revenue includes mined raw and prepared coal sales within our Buckeye operations. Buckeye coal sales, including transportation costs charged to customers, were $50.7 million and $39.4 million, for the years ended December 31, 2008 and 2007, respectively. Coal sales for the year ended December 31, 2008 were 727,197 tons at $69.72 sales realization per ton sold compared to 728,059 tons at $54.12 sales realization per tons sold for the year ended December 31, 2007. The increase in the sales realization per ton sold for the year ended December 31, 2008 was due to higher coal prices when compared to the year ended December 31, 2007. Our production tons for the year ended December 31, 2008, were less than anticipated due to power outages and other weather issues related to Hurricane Ike. In addition, we experienced unexpected adverse roof conditions resulting from clay vein slip areas in a section of one of our underground mining veins. We have resolved the roof conditions by using longer bolts in each of the main entries, more bolts and narrowing the belt entry. We were also required to obtain the Mine Safety and Health Administrations approval of the revised roof control and ventilation plans, which took longer than anticipated. We believe that all issues are resolved and Buckeye is now producing at expected levels. We anticipate coal prices to remain consistent with the 2008 prices in 2009.

  •
  Brokered coal sales, net include the revenues reduced by costs associated with the purchase of coal from other coal producers, which we ship directly to customers. We recognized $437,000 of net revenue for the year ended December 31, 2008 compared to $514,000 of net revenue for the year ended December 31, 2007. We enter into brokered coal sales as opportunities arise or as needed to meet certain customers requests, and as a result, revenues in this area fluctuate.

  •
  Ash disposal revenues primarily include revenues generated from the disposal of coal combustion bi-products at our ash pit in Ohio. Ash disposal revenues were $7.3 million and $7.4 million for years ended December 31, 2008 and 2007, respectively.

        K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties. Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties. The remaining revenue related to the raw or prepared coal is reflected in Mining revenues. K-Fuel refined coal and blended K-Fuel refined coal sales were $463,000 and $1.1 million for the years ended December 31, 2008 and 2007, respectively and are included in our Plant segment.

  Coal Mining Operating Expenses

        Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

  Coal mining operating expenses

        Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs. Coal mining operating expenses were $42.4 million and $38.3 million for the years ended December 31, 2008 and 2007, respectively. The increase in cost per ton in comparing the year ended December 31, 2008 to 2007 is primarily due to the increased price of fuel used to mine and transport coal.

  Ash disposal

        Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility. Ash disposal expenses were $5.4 million and $4.8 million for the periods ended December 31, 2008 and 2007, respectively.

  General and Administrative

        Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures. As a result of idling our Fort Union plant, these allocated costs have significantly decreased in our Plant segment and increased in other segments most notable in our Technology segment, for the year ended 2008 when compared to 2007.

        The following table summarizes our general and administrative costs for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
Employee non-cash, share-based compensation	5,956	$19,015
Employee-related costs	12,559	11,721
Professional fees	3,908	4,152
Office and travel costs	3,830	3,498
Insurance and other	5,712	4,645

Total general and administrative	$31,965	$43,031

        Employee non-cash, share-based compensation expenses were $6.0 million and $19.0 million for the years ended December 31, 2008 and 2007, respectively, substantially all of which related to our Technology segment. The decrease related to the year ended December 31, 2008 as compared to 2007, was due to the terminations of two former executive officers and one-time charges of $10.5 million related to the accelerated vesting of a portion of their restricted stock grants.

        Employee-related costs primarily include salaries and wages, temporary employees, bonuses, benefits, employer payroll taxes and education and training. The following table summarizes our employee-related costs related to each of our segments for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
Technology	5,585	$4,617
Plant	1,834	3,975
Mining	2,502	2,593
C-Lock	2,638	536

Total Employee-related	$12,559	$11,721

        Employee-related costs were $13.0 million and $11.7 million for the year ended December 31, 2008 and 2007, respectively. The increases for the year ended December 31, 2008 in comparison to the same period in 2007, were primarily due to adding personnel to our C-Lock segment, as well as adding engineering and other personnel in our Technology segment, recruiting fees, an overall increase in health insurance costs and changes in the allocation of corporate costs to various segments.

        Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs. The following table summarizes our professional fees related to each of our segments for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
Technology	2,340	$2,929
Plant	363	478
Mining	375	335
C-Lock	830	410

Total Professional fees	$3,908	$4,152

        The decrease for the year ended December 31, 2008 as compared to 2007, was due to less outsourced engineering work as a result of increasing our corporate engineering staff in our Technology segment. Offsetting these savings were increased professional fees in our C-Lock segment associated with patent-related costs.

        Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities. The following table summarizes our office and travel costs related to each of our segments for years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
Technology	$2,255	$2,061
Plant	449	867
Mining	245	234
C-Lock	881	336

Total Office and travel	$3,830	$3,498

        The increases in office and travel costs for the year ended December 31, 2008, were primarily for international and domestic travel related to our business development efforts in both our Technology and C-Lock segments.

        Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses. The following table summarizes our insurance and other costs related to each of our segments for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
Technology	$3,740	$2,776
Plant	409	511
Mining	742	765
C-Lock	821	593

Total Insurance and other	$5,712	$4,645

  Plant costs

        Subsequent to the idling of the Fort Union plant, costs primarily consist of salaries and wages, security and repair and maintenance. Previously, plant costs included purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs, which are reflected in our Plant segment. Plant costs decreased during the year ended December 31, 2008 as compared to 2007, primarily due to the idling of our Fort Union plant in late March 2008. Overall, while we anticipate costs to decline in 2009, we will continue to incur various costs related to maintaining the site in a non-operating mode.

  Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization are principally comprised of (1) depletion, based on actual tons mined at our mine sites in Ohio; (2) amortization related to our patents; and (3) depreciation on other fixed assets using the straight-line method. Depreciation, depletion and amortization expenses were $9.0 million for the year ended December 31, 2008 compared to $8.4 million during the same period ended 2007.

  Research and Development

        Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional engineering fees related to off-site testing of our K-Fuel refined coal. Research and development costs were $79,000 and $876,000 for the years ended 2008 and 2007, respectively. As a result of cost cutting measures, we decreased the number of employees and the corresponding salary and wages in our lab at our Gillette site.

  Asset Impairment Charges

        Asset impairment charges were $18.6 million and $122.7 million for the years ended December 31, 2008 and 2007, respectively. Asset impairment charges for the year ended December 31, 2008, relate to further impairment of our boiler island which was classified as assets held for sale. See Note—6 Assets Held for Sale in Item 8 of this report for further details. Impairment charges for the year ended December 31, 2007 are as follows:

  •
  we suspended operations at our Fort Union plant to allow us to focus on future K-Fuel or K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process. We incurred impairment charges in our Plant segment totaling $109.5 million.

  •
  pursuant to the guidance of Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS 144, we are required to evaluate the fair value of our boiler, which is classified as held for sale. As result, of this fair value calculation we impaired the carrying value of our boiler by $7.8 million in our Technology segment;

  •
  we impaired $3.6 million of capitalized costs related to projects that we abandoned and/or replaced with more cost effective projects in our Plant segment; and

  •
  we impaired capital costs of $2.1 million related to a previously announced future potential project with a major utility because it was determined not to be economically feasible in our Technology segment.

  Other Income Expense

  Interest income

        Interest income was $1.3 million and $4.3 million for the years ended December 31, 2008 and 2007, respectively. The decrease in interest income for the year ended December 31, 2008 was principally attributable to a lower cash balance as well as reduced interest rates during 2008.

  Interest expense

        Interest expense for the years ended December 31, 2008 and December 31, 2007 was $6.1 million and $3.4 million, respectively. Interest expense relates to the $95.0 million in aggregate principal amount of our 8.00% convertible secured notes due 2012, which we completed in July 2007. The increase in interest expense is in direct relation to the time and amount of the notes outstanding in 2008 compared to 2007. We anticipate interest expense to significantly decrease in future periods due to the conversion of 71% of these outstanding convertible secured notes.

  Gain on debt for equity exchange transactions

        During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 48.6 million shares of our common stock. We recognized a $6.1 million gain, which was reduced by transaction costs, non-cash reversal of debt issue costs and non-cash adjustment related to the embedded derivatives.

  Other income (expense)

        During the year ended December 31, 2008, other expense was $300,000 as compared to $1.4 million of other expense for the same period ended 2007. Pursuant to FAS 133, we estimated the fair value of the embedded derivatives as of July 30, 2007, when the notes were issued, and recorded those values as either assets or liabilities. In addition, we are required to evaluate the fair value of the embedded derivatives at the end of each subsequent reporting period. We recognized a decrease in the fair value of the derivatives of $934,000 for the year ended December 31, 2008. This fair value adjustment is a non-cash item and each quarter's estimation exercise is impacted, in part, by our stock price. For additional information, see Note 9—Debt included in Item 8 of this report. In addition we recognized a $744,000 gain for insurance reimbursements for cost incurred to repair certain equipment at our Fort Union plant for the year ended December 31, 2008.

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

        Revenues in our Mining segment for the year ended December 31, 2007 were $47.4 million and $35.9 million for the same period ended December 31, 2006 respectively, as follows:

  •
  Buckeye coal sales, including transportation costs charged to customers, for the year ended December 31, 2007 were $39.4 million or 728,059 tons at $54.12 sales realization per ton sold and $30.4 million or 539,773 tons at $56.32 sales realization per ton sold for the period ended December 31, 2006. The decrease in the sales realization per ton sold for the year ended December 31, 2007 was due to a mix of types of coals sold during 2007 and downward pressure on coal pricing, particularly during the first quarter of 2007 resulting from depressed international coal prices. During periods of depressed coal pricing, we strategically adjust the mix of coal we produce to focus less on our premium coals. As prices had improved in 2008, we increased production of our premium coals and our sales realization per ton increased in 2008, as compared to 2007.

  •
  We recognized $514,000 of net revenue for the year ended December 31, 2007 compared to $695,000 of net revenue for the year ended December 31, 2006. We enter into brokered coal sales as opportunities arise or as needed to meet certain customers requests, and as a result, revenues in this area fluctuate.

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

  Coal mining operating expenses

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

        Employee non-cash, share-based compensation expenses were $19.0 million and $9.8 million for the years ended December 31, 2007 and 2006, respectively, substantially all of which related to our Technology segment. The increase related to the year ended December 31, 2007 as compared to 2006, was due to the terminations of two former executive officers and one-time charges of $10.5 million related to the accelerated vesting of a portion of their restricted stock grants.

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

        The anticipation of hiring additional employees at our corporate office led to our office expansion and relocation in May 2007, and the related increases in rent, utilities and relocation costs for the year ended December 31, 2007 compared to the same period ended 2006. Our travel for the year ended December 31, 2007 increased due to an increase in the number of trips to our Fort Union plant as well as increased business development efforts. In addition, during the same period we incurred non-recurring charges relating to a loss on the sub-lease of our former corporate office space and moving costs.

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

  Plant costs

        Plant costs were higher than anticipated due to general start-up issues with this first-of-a-kind plant and technical and operation improvements being implemented. Plant costs were $34.7 million and $26.3 million for the years ended December 31, 2007 and 2006, respectively. During the majority of the year ended December 31, 2006, we were in the construction and commissioning phases and most of the costs incurred during these phases were capitalized. During the year ended December 31, 2007, we were in the start-up phase and a higher percentage of costs associated with the operations of our Fort Union plant were expensed as incurred. In addition, non-capitalized costs increased as a result of engineering and technical work performed to improve and reconfigure our Fort Union plant.

  Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization are comprised of (1) depreciation on our Fort Union plant using the units-of-production method, based on actual tons processed and depreciation on other fixed assets using the straight-line method; (2) depletion, based on actual tons mined at our mine sites in Ohio; and (3) amortization related to our patents. Depreciation, depletion and amortization expenses were $8.4 million for the year ended December 31, 2007 compared to $5.5 million during the same period ended 2006. The increases are primarily attributable to the acquisition of Buckeye and the related depreciation and depletion on our mine sites and property and equipment for the year ended December 31, 2007.

  Research and Development

        Research and development costs were $876,000 and $1.4 million for the years ended 2007 and 2006, respectively. The decrease is primarily a result of our Fort Union plant entering the start-up phase of operation, which resulted in costs that were previously classified as research and development now being classified as plant costs.

  Asset Impairment Charges

        Asset impairment charges were $122.7 million for December 31, 2007 and were previously described. Asset impairment charges were $335,000 for the year ended December 31, 2006.

  Other Income Expense

  Interest income

        Interest income was $4.3 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively. The decrease for the year ended December 31, 2007 is attributed to interest earned on our cash balance, which was significantly lower compared to the same period in 2006.

  Interest expense

        Interest expense for the year ended December 31, 2007 and December 31, 2006 was $3.4 million and $6,000, respectively. The interest expense relates to our long-term debt due 2012, which we completed in July 2007. We pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008. For additional information, see Note 9—Debt included in Item 8 of this report.

  Other income (expense)

        During the year ended December 31, 2007, other expense was $1.4 million as compared to $1.1 million of other income for the same period ended 2006. We recognized a decrease in the fair value of the derivatives of $1.7 million. This fair value adjustment is a non-cash item and each quarter's estimation exercise is impacted, in part, by our stock price. For additional information, see Note 9—Debt included in Item 8 of this report.

        On November 26, 2003, we completed an equity exchange transaction with Rio Tinto Energy America Services Company ("RTEA"), formerly Kennecott Energy Company. As a part of the exchange transaction, an intercompany working capital loan from Evergreen Energy to Pegasus Technologies Inc. with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction. On May 16, 2006, RTEA entered into a transaction involving its investment in Pegasus. Pursuant to the terms of the agreement entered into between us and RTEA dated November 7, 2003, which triggered the earn-out provision, we received a payment of $1.1 million during the year ended December 31, 2006 from Pegasus as a payment in full satisfaction of the $9.4 million contingent obligation. This transaction had no effect on our note receivable from Pegasus.

2009 Liquidity and Capital Resources Discussion

        During 2008, we have reduced our cash flow used in operations by $15.3 million, when compared to 2007. We accomplished these savings principally by suspending operations at our Fort Union plant, reducing professional fees and other general and administrative costs. These cost reductions were offset by the expansion of our C-Lock operations, including the addition of personnel and other administrative costs associated with developing a business. In addition, we have invested $16.8 million in capital expenditures, primarily related to Buckeye, C-Lock's software development and completion of the K-Fuel enhanced tower design and other K-Fuel process development. The capital expenditures related to Buckeye were related to capitalizable maintenance and acquisition of certain equipment, which has positioned it to expand its production in 2009 and thereafter.

        As previously mentioned, we are evaluating several strategic alternatives including, but not limited to, the potential sale or joint venture of Buckeye. If this evaluation indicates that sale or joint venture of Buckeye is not appropriate at this time, we will retain and continue to operate it. Alternatively, sale or joint venture of Buckeye could provide Evergreen with immediate access to significant capital that could be reinvested in the growth of our C-Lock and K-Fuel energy technologies. In order to ensure that we had sufficient operating capital, we entered into the financing arrangement described below to provide financial flexibility as we complete this evaluation.

        On March 20, 2009, we executed a senior secured convertible note agreement which provides for the issuance of $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (the "Notes") in three $5 million tranches. The first $5 million tranche was funded on March 20, 2009. The second $5 million tranche, which must be drawn, will be funded upon our request no later than April 3, 2009 and upon satisfaction that all conditions precedent to closing have been met. The third tranche is available to be drawn at any time prior to the maturity of the Notes upon our request and upon satisfaction that all conditions precedent to closing have been met. The Notes bear interest at a rate of 10% per annum beginning on the funding date of each tranche through December 20, 2009, and all interest is required to be prepaid at the time the Note is issued and is non-refundable. The Notes are secured by all of Buckeye's assets and Evergreen Operation LLC's equity interest in Buckeye. The Notes will mature at the earlier of December 20, 2009 or the sale of Buckeye and may be prepaid in whole or in part. Upon repayment, we will pay the face amount of the Notes outstanding at the rate of: 105% if repaid by June 20, 2009; 110% if repaid after June 20, 2009 but before September 20, 2009 and 115% thereafter. The holder of the Notes may, at its option and at any time prior to the maturity date, convert such Notes, in whole or in part, into our common stock at a conversion price of $3.65 per share. In addition to other covenants, the note purchase agreement places limits on the ability of Buckeye to incur additional indebtedness or incur other liens upon its property. Please see a detailed description of the Notes in Item 9B—Other Information or Note 9—Debt in Item 8 of this report.

        In July 2007, we completed a convertible debt offering that provided us with approximately $72 million, net of amounts held in escrow and offering costs. During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 48.6 million shares of our common stock. We issued all the shares by December 2008 except for 9.3 million, which represents $12.5 million of principal value of the notes. During the first quarter of 2009, we closed additional portions of this remaining transaction and issued an aggregate of 4.0 million shares, representing $5.4 million of principal value of notes. We anticipate the remaining conversion to take place in 2009. These exchange transactions will dramatically reduce the interest we owe related to these notes in 2009. Further, we received the requisite consents to amend the indenture and, in compliance with the terms and provisions of the indenture, we, each of the guarantors and the trustee, executed a supplemental indenture (the "Supplemental Indenture"). See further discussion in Note 9- Debt in Item 8 of this report.

        We believe because of the actions described above, along with the anticipated cash flows from our Buckeye operations, the proceeds of the senior secured convertible note agreement described above and the ability to adjust capital and certain operational spending, our current cash level is sufficient to support our corporate and other operations for the foreseeable future. However, if Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. Further, continued market disruptions associated with the global credit crisis could cause broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers' inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

        As we complete our strategic evaluation and identify alternatives, or as opportunities arise to construct K-Fuel facilities, further expand Buckeye's production volumes, accelerate our C-Lock operations, or our anticipated operating cash flows are less than expected, due to among other things, lower than anticipated production at Buckeye or a protracted global credit crisis, we may need to obtain additional funding. We plan to seek additional capital from time to time as needed principally through: (1) equity offerings; (2) debt or debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; and (4) sales or potential joint venture of certain assets. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Payment Obligations

        The following table summarizes our future commitments as of December 31, 2008:

	Payments due by period
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Operating leases	$2,042	$1,829	$1,240	$1,229	$1,169	$22,938	$30,447
Purchasing commitments	3,498	—	—	—	—	—	3,498
Consulting and service commitments	500	500	500	500	500	10,000	12,500
Long-term debt	2,230	2,230	2,230	28,990	—	—	35,680

Total commitments	$8,270	$4,559	$3,970	$30,719	$1,669	$32,938	$82,125

        This table does not include accounts payable, accrued liabilities, or asset retirement obligations, which are reported in our December 31, 2008 Consolidated Balance Sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

        We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $784,000, and $415,000, respectively. Additionally, included in operating leases is the rent obligation associated with our former headquarters totaling $577,000, which we have sub-leased but are not released from the obligation. Furthermore, included in operating leases is a 47-year port dock lease on the Ohio River, which we have the right to cancel upon six months written notice. If this lease were cancelled as of December 31, 2008, we would be obligated to pay $250,000 rather than the entire obligation of $23.5 million.

        Purchase commitments include the purchase of underground mining equipment.

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

        Long-term debt includes our principal amount due 2012 and the 8% interest payments. Long-term debt does not include the principal and interest payments for $12.5 million of notes, in which the agreement to convert has been signed as of December 31, 2008, but the exchange for 9.3 million of shares for the $12.5 million par value has not been closed. During the first quarter of 2009, we closed additional portions of this remaining transaction and issued an aggregate of 4.0 million shares, representing $5.4 million of principal value of notes. We anticipate the remaining conversion to take place in 2009.

Historical View

  Cash Used in Operating Activities

        Cash used in operating activities was $36.3 million, $51.6 million, and $30.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The majority of the cash used in operating activities for the year ended December 31, 2008 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities. The most significant adjustments to net loss to arrive at cash used in operating activities for the year ended December 31, 2008 was a $18.6 million asset impairment, non-cash, share-based compensation expenses of $6.3 million, depreciation, depletion and amortization of $9.0 million and gain on debt for equity exchange transactions of $6.1 million.

        The majority of the cash used in operating activities for the year ended December 31, 2007 relates to cash utilized in our on-going operations, as adjusted for non-cash items and changes in operating assets and liabilities. The most significant adjustment for the year ended December 31, 2007 was a $122.7 million impairment charge. Other significant adjustments to net loss to arrive at cash used in operating activities for the years ended December 31, 2007 and 2006 were: non-cash compensation expense of $19.6 million and $11.5 million in 2007 and 2006, respectively and depreciation, depletion and amortization of $8.4 million and $5.5 million, respectively, primarily from the acquisition of Buckeye.

  Cash Provided by (Used in) Investing Activities

        Cash provided by investing activities was $20.6 million for the year ended December 31, 2008. The majority of the uses of cash relate to the following:

  •
  We spent $16.8 million on our capital equipment, future plant design and construction in progress for the year ended December 31, 2008.

  •
  We purchased $5.0 million of marketable securities for the year ended December 31, 2008. We received proceeds from maturities of $27.5 million during the year ended December 31, 2008.

  •
  We received $15.0 million of restricted cash, net, primarily relating to our debt for equity exchange transaction for the year ended December 31, 2008.

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

  Cash (Used in) Provided by Financing Activities

        Cash used in financing activities during the year ended December 31, 2008 was $3.7 million, which relates to payments made related to the debt for equity exchange transactions. The principal differences for the year ended December 31, 2007 were due to $95.0 million of proceeds from issuance of convertible debt, offset by $5.8 million of debt issuance cost, $4.9 million from the exercise of options and warrants and $3.7 million of proceeds from minority interest investment in Evergreen Asia.

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

        Revenue recognition.    We recognize revenue when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured. Any up-front fees received are deferred and recognized over the provision of specific deliverables as defined in the agreements. As our history related to non-coal sale customer relationships is limited, we may be required to change the estimated period over which we recognize our revenue as more information becomes available. Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are "critical accounting estimates" because: (1) they require management to make assumptions about how long we will retain customers, for which we have limited history; (2) the assessment of whether bundled elements are separable can be subjective; and (3) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material.

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

        Capitalization of Costs.    We expense mine exploration costs as incurred. Once it has been determined that it is economically feasible to extract coal, we begin to capitalize these costs as premining costs. We have identified the commencement of permitting as the point to begin capitalizing premining costs. We also capitalize all purchases of machinery, equipment, software, engineering costs and similar expenditures, where the useful life of the asset is greater than one year or the expenditures extends the useful life of an existing asset. All costs that are directly related to, or allocable to, developing a K-Fuel plant site are capitalized and separately identified as belonging to that site. Judgment is exercised in determining (i) if costs extend the life of an asset; (ii) if costs increase production volumes; and (iii) the feasibility of extracting coal. If these judgments are incorrect, we may capitalize more costs than we otherwise should.

        Mineral rights and mine development.    A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized premining costs, are capitalized and depleted to operations using the units-of-production method based on tons produced utilizing only proven and probable reserves in the depletion base and are assumed to have no residual value. Premining costs include drilling, permitting, county and state filing fees and the initial overburden removal. We used assumptions such as selling price of coal, costs to mine and a discount rate to value our mines at Buckeye. If the assumptions used to value the proven and probable reserves change in the future, we may be required to record impairment charges for these assets.

        Valuation of long-lived assets.    The valuation of our long-lived and intangible assets, including the remaining assets at our Fort Union plant, mineral rights, and patents, have significant impact on our results of operations and financial condition. We must assess the realizable value of these assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

        Accounting for derivative financial instruments.    Derivatives may be embedded in financial instruments (the "host instrument"). Embedded derivatives are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host instrument, the terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations. We are required to make estimates and assumptions including, but not limited to, estimating the future market price of our common stock and probability of a change in control. If these assumptions and estimates are incorrect, we may be required to incur additional expense in the future. If our expected volatility of our common stock decreased by 20%, the impact would have been an increase in other expenses of $15,000. If our expected volatility of our common stock increased by 20%, the impact would have been an increase in other income of $17,000.

        Accounting for acquisitions.    The acquisition of businesses is an element of our strategy. We are required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires us to make significant estimates and assumptions that affect our financial statements. For example, the value and estimated life of assets may affect the amount of future period depletion and depreciation expense for the assets as well as possible impairment charges that may be incurred.

        Marketable securities.    We classify our marketable securities as available for sale. As of December 31, 2008 and 2007, we had available-for-sale investments in auction rate securities with a carrying value of $1.8 million and $29.5 million, respectively. The types of Auction Rate Securities investments that we own are backed by student loans and all had credit ratings of AAA or Aaa when purchased. The interest rates on these Auction Rate Securities are reset every 7 to 35 days by an auction process.

        As a result of the liquidity issues experienced in the global credit and capital markets, in February and March 2008, auctions for a certain ARS investment held by us failed. The recent uncertainties in the credit markets have prevented us and other investors from liquidating the holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders.

        During the quarter ended March 31, 2008 we liquidated, at par, $22.5 million in student loan-
backed auction rate securities. As of December 31, 2008, our consolidated balance sheet reflects $1.8 million of such securities in other long-term assets. During the year ended December 31, 2008, we reduced the carrying amount of our student loan-backed auction rate security by an other than temporary impairment of $200,000. Our estimate of the fair value of such securities is based upon consideration of various factors including the overall credit market, the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods. If the issuer and guarantor are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of our investment in auction rate securities further. On February 17, 2009, we entered a Reverse Repurchase Transaction for our $1.8 million auction rate security, with our banking institution. Through the reverse repurchase transaction, we are able to borrow up 90% of the par value of the auction rate security with interest rate comparable to the interest earned on the auction rate security.

Recent Accounting Pronouncements

        In November 2008, the FASB ratified EITF No. 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary," (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" or from being within the scope of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company's Own Stock." EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of this pronouncement to have a material impact on our financial statements.

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

        In June 2008, the FASB ratified the consensus reached by the EITF on Issue 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" (Issue 08-4). Because of Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , conforming changes were made to Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." Issue 08-4 provides transition guidance for those conforming changes and is effective for financial statements issued after January 1, 2009. The adoption of this pronouncement is not expected to have a material impact on our financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

        In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Standard Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity. The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component. Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. This statement will be applied retrospectively to all periods presented. We are in the process of evaluating the impact, if any, of adopting this pronouncement.

        In March 2008, the FASB issued FASB Statement No. 161 "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161") which enhances the disclosure requirements about derivatives and hedging activities. SFAS 161 requires additional narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and what impact they have on financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Although the adoption of SFAS 161 did not materially impact our financial statements we are now required to provide additional disclosures as part of our financial statements.

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

        In December 2007, the FASB issued Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company's equity. SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment. SFAS No. 160 applies prospectively as of the beginning of the fiscal year in which this Statement is initially applied, January 1, 2009 for entities that have a calendar year end, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. An entity may not apply it before that date. We currently have a non-controlling interest in our consolidated financial statements and do not expect the adoption of this pronouncement will have a material impact on our financial statements.

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

        In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In addition to risks inherent in operations, we are exposed to the following market risks in our business:

        Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. We expect to consume 1.9 million to 2.1 million gallons of fuel per year. On a per gallon basis, based on this usage, a change in fuel prices of one cent per gallon would result in an increase in our operating costs of approximately $19,000 per year. Alternatively, a one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs by approximately $45,000.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures.

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

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has determined that we have maintained effective internal controls over financial reporting as of December 31, 2008. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that as of December 31, 2008, our internal control over financial reporting is effective, based on these criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

        During 2006, we began to implement a new enterprise-wide software system. During the year ended December 31, 2008, we implemented the procurement module at our Buckeye operations, which changed our control structure. We have tested and evaluated the effectiveness of the key controls over financial reporting related to this implemented module and determined that the controls are operating effectively. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. We plan on implementing additional modules of the enterprise-wide software in the future. As we implement other modules, our internal control structure will be modified as appropriate. Additionally, once all the modules are implemented, we will re-evaluate our control structure to ensure maximum efficiency and effectiveness of key controls over financial reporting. The implemented and planned system changes were undertaken primarily to improve controls and management reporting and were not undertaken in response to any actual or perceived significant deficiencies or material weaknesses in our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Evergreen Energy Inc.
Denver, Colorado

        We have audited the internal control over financial reporting of Evergreen Energy Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 26, 2009, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 26, 2009

ITEM 9B.    OTHER INFORMATION

Short-Term Debt

        On March 20, 2009 (the "Closing Date"), Evergreen Energy Inc. ("Evergreen"), Evergreen Operations, LLC ("Evergreen Ops"), and Buckeye Industrial Mining Co. ("Buckeye," and collectively with Evergreen and Evergreen Ops, the "Companies") entered into a Note Purchase Agreement, dated as of March 20, 2009 (the "Purchase Agreement"), with Investor (as defined in the Purchase Agreement), and with Rodman & Renshaw, LLC serving as placement agent. Under the Purchase Agreement, the Companies agreed to issue and sell to Investor up to $15,000,000 in aggregate principal amount of its 10% Senior Secured Convertible Promissory Notes (the "Notes") in three tranches of $5,000,000 each. The "First Tranche" was issued on the Closing Date and Evergreen estimates that the aggregate net proceeds to it from such offering of the Notes was approximately $4.2 million after deducting the estimated offering expenses payable by the Companies of approximately $0.4 million. The "Second Tranche," which must be drawn, will be issued at the Companies' request, which request must be made no later than April 3, 2009, and upon Investor's satisfaction that all conditions precedent in the Purchase Agreement have been met. The "Third Tranche," which is optional, will be issued at the Companies' request and upon Investor's satisfaction that all conditions precedent in the Purchase Agreement have been met.

        The Notes will bear interest at a rate of 10.00% per year for the period beginning on the date of the issuance of such Note and ending on December 20, 2009, regardless of whether the Note is prepaid. All interest must be prepaid on the date of the issuance of the Note and is unconditional and non-refundable. Interest on the First Tranche was prepaid on the Closing Date in the amount of $375,000. The outstanding principal balance of the Notes shall be due and payable on the earliest of (i) December 20, 2009, (ii) the date all obligations and indebtedness are accelerated in accordance with the provisions under the Purchase Agreement, and (iii) a sale of the capital stock, or all or substantially all of the assets, of Buckeye (the "Maturity Date"). Prior to the Maturity Date, Investor may elect to convert its Notes into a number of fully paid and non-assessable shares of Evergreen's common stock, par value $0.001 per share (the "Common Stock") at the applicable conversion rate on any day to and including the business day prior to the Maturity Date, subject to adjustment upon the occurrence of certain events. The initial conversion rate for the Notes is equivalent to a conversion price of $3.65 per share of Common Stock.

        The Notes are secured by the assets of Buckeye pursuant to a Security Agreement between Buckeye and Investor dated as of March 20, 2009 (the "Security Agreement"). The Security Agreement provides Investor with a security interest in, but not limited to, all of Buckeye's property, equipment and fixtures, accounts, negotiable collateral, cash, and cash equivalents, subject to certain exceptions. The security interest created in the collateral will be first priority, subject to the permitted encumbrances provided in the Security Agreement, and such first priority security interest will be perfected to the extent such security interest can be perfected by the filing of a financing statement. The Security Agreement also provides that on or before April 3, 2009, Buckeye shall deliver to Investor a first priority mortgage on each fee interest in real property now or hereafter owned by Buckeye. Further, in order to induce Investor to extend credit to the Companies, Evergreen Ops entered into a Pledge Agreement with Investor dated March 20, 2009 (the "Pledge Agreement"). The Pledge Agreement provides that Evergreen Ops will pledge to Investor all of its common stock in Buckeye, and in an event of default, as defined in the Purchase Agreement, Investor's rights under the Pledge Agreement include, but are not limited to, the right to vote the pledged shares, or transfer such shares, in whole or in part, into its or its nominee's name. The Pledge Agreement will survive until the Companies' obligations are met and the Purchase Agreement is terminated.

        The Companies may prepay the Notes, in whole or in part, for any reason and at any time upon providing requisite notice to Investor. In addition, however, to the Companies paying all principal, interest, and other amounts due, whether on the Maturity Date or as a prepayment, the Companies must also pay an exit fee (the "Exit Fee") as compensation for Investor making funds available to the Companies. The Exit Fee will be equal to (i) 5% of the amount of such repayment or prepayment, as applicable, if the Companies repay or prepay the Note at any time following the Closing Date, but on or prior to June 20, 2009, (ii) 10% of the amount of such repayment or prepayment, as applicable, if the Companies repay or prepay the Note at any time following June 20, 2009, but on or prior to September 20, 2009, and (iii) 15% of the amount of such repayment or prepayment, as applicable, if the Companies repay or prepay the Note at any time following September 20, 2009. All Exit Fees payable are deemed fully earned and non-refundable as of the Closing Date.

        The foregoing summary of the terms of the Purchase Agreement, the Notes, the Security Agreement, and the Pledge Agreement, is qualified in its entirety by reference to the texts of the original documents attached hereto as exhibits and incorporated by reference. The Notes and the Common Stock issuable upon conversion of the Notes, have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). The Companies offered and sold the Notes to Investor in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act based on the identity and number of investors. To the extent that any Common Stock is issued upon conversion of the Notes, such Common Stock will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with the conversion of the Notes and issuance of such Common Stock.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

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

15(a)(3)    Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to our Form 10-KSB for the year ended December 31, 1993).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.2 to our Form 10-KSB for the year ended December 31, 1993).
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-KSB, as amended, for the year ended December 31, 1995).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-K for the year ended December 31, 2006).
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-Q for the quarter ended June 30, 2006).
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.6 to our Form 10-K for the year ended December 31, 2006).
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 16, 2008).
3.8	Certificate of Designation, Preference and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.01 to our Form 8-K filed December 4. 2008).
3.9	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K filed February 27, 2007).
3.10	Amendments to the Third Amended Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed July 16, 2008).

EXHIBIT NUMBER	DESCRIPTION
4.1	Indenture, dated July 30, 2007, by and between Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and U.S. Bank National Association, including the form of 8.00% Convertible Secured Note due 2012 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 30, 2007).
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
4.4
Supplemental Indenture dated September 30, 2008, by and among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 1, 2008).
4.5
Section 3(a)(9) exchange letter agreement, dated August 28, 2008, with Aristeia International Limited, Aristeia Special Investments Master, L.P. (incorporated by reference to Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2008).
4.6
Section 3(a)(9) exchange letter agreement, dated September 30, 2008, with Fidelity Advisors Series I: Fidelity Advisors Balanced Fund, Fidelity Puritan Trust: Fidelity Balanced Fund, and Variable Insurance Products Fund II: Balanced Portfolio (incorporated by reference to Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2008).
4.7
Section 3(a)(9) exchange letter agreement, dated September 30, 2008, with Highbridge International, LLC and Highbridge Convertible Arbitrage Master Fund L.P. (incorporated by reference to Exhibit 4.4 to our Form 10-Q for the quarter ended September 30, 2008).
4.8
Section 3(a)(9) exchange letter agreement, dated September 30, 2008, with Whitebox Convertible Arbitrage Partners, L.P. and Whitebox Special Opportunities Partners, Series B, L.P. (incorporated by reference to Exhibit 4.5 to our Form 10-Q for the quarter ended September 30, 2008).
4.9
Rights Agreement, dated as of December 4, 2008, between the Company and Interwest Transfer Company, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to our Form 8-K filed December 4, 2008).
4.10	Note Purchase Agreement, dated as of March 20, 2009, by and between Evergreen Energy Inc., Evergreen Operations, Buckeye Industrial Mining Co. and Centurion Credit Funding LLC.*
10.1
Amendments to Agreements Between Theodore Venners, S.A. Wilson, Koppelman Fuel Development Company, and the Koppelman Group dated December 29, 1992 (incorporated by reference to Exhibit 6.1 to our Form 10-KSB for the year ended December 31, 1993).**
10.2	Royalty Agreement dated December 29, 1992 between the Company and the Koppelman Group (incorporated by reference to Exhibit 6.7 to our Form 10-KSB for the year ended December 31, 1993).

EXHIBIT NUMBER	DESCRIPTION
10.3	Stock Option Plan dated December 16, 1993 (incorporated by reference to Exhibit 6.19 to our Form 10-KSB for the year ended December 31, 1993).**
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
10.7	1999 Stock Incentive Plan (incorporated by reference from Annex A-1 of the Company's Proxy Statement filed May 4, 1999).**
10.8	1996 Stock Option and Incentive Plan of KFx Inc. (incorporated by reference to Exhibit 10.1 to our Form 10-K for the year ended December 31, 2000).**
10.9	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 2, 2002).
10.10	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 7, 2002).
10.11	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 3, 2002).
10.12	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2002)
10.13	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 28, 2002).
10.14	Waiver of Penalty Warrants dated September 25, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 27, 2002).
10.15	KFx Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2004).**
10.16	Waiver Agreement dated December 17, 2004 between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.60 to our Form 10-K for the year ended December 31, 2004).**
10.17	Employment Agreement between KFx Inc. and William G. Laughlin (incorporated by reference to Exhibit 10.61 to our Form 8-K filed March 15, 2005).**
10.18	K-Fuel Projects Participation and Development Agreement Dated May 5, 2005 (incorporated by reference to Exhibit 10.63 to our Form 10-Q for the quarter ended March 31, 2005).
10.19	First Amendment to Fourth Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.64 to our Form 10-Q for the quarter ended March 31, 2005).

EXHIBIT NUMBER	DESCRIPTION
10.20	Employment Agreement between KFx Inc. and Kevin R. Collins (incorporated by reference to Exhibit 10.66 to our Form 8-K filed October 25, 2005).**
10.21	KFx Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.67 to our Form S-8 filed November 4, 2005).**
10.22	Employment Agreement between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.69 to our Form 8-K filed December 22, 2005).**
10.23	Business Development and Intellectual Property Rights Agreement, dated January 2, 2003 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 31, 2006).
10.24	Addendum to Business Development and Intellectual Property Rights Agreement, dated January 8, 2004 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 31, 2006).
10.25	First Amendment to the Business Development and Intellectual Property Rights Agreement, dated May 21, 2004 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed January 31, 2006).
10.26	Professional Services Agreement, dated July 16, 2003 (incorporated by reference to Exhibit 99.4 to our Form 8-K filed January 31, 2006).
10.27
Marketing, Distribution and Transportation Logistics Service Agreement with DTE Coal Services, Inc. dated June 6, 2006 (incorporated by reference to Exhibit 10.79 to our Form 10-Q for the quarter ended June 30, 2006).
10.28
Net lease agreement between Company and Seventeenth Street Plaza Realty Holding Company dated November 17, 2006 (incorporated by reference to Exhibit 10.37 to our Form 10-K for the year ended December 31, 2006).
10.29
Purchase Agreement dated as of July 25, 2007, among Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2007).
10.30	Program Management Agreement, dated September 19, 2007 (incorporated by reference to Exhibit 10.39 to our Form 10-K for the year ended December 31, 2007).
10.31	Pledge Agreement, dated March 20, 2009, by and between Evergreen Operations LLC and Centurion Credit Funding LLC.*
10.32	Security Agreement, dated as of March 20, 2009, by and between Evergreen Energy Inc., Evergreen Operations, LLC, Buckeye Industrial Mining Co. and Centurion Credit Funding LLC.*
21.1	Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP—Evergreen Energy Inc.*
24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

EXHIBIT NUMBER	DESCRIPTION
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

**
Management contracts and compensatory plans.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.
Date: March 26, 2009	By:	/s/ KEVIN R. COLLINS Kevin R. Collins President and Chief Executive Officer (Principal Executive Officer)
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

Date: March 26, 2009	/s/ KEVIN R. COLLINS Kevin R. Collins, President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 26, 2009	/s/ DIANA L. KUBIK Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 26, 2009	/s/ STANFORD M. ADELSTEIN Stanford M. Adelstein, Director

Date: March 26, 2009	/s/ ROBERT J. CLARK Robert J. Clark, Chairman of the Board of Directors
Date: March 26, 2009	/s/ MANUEL H. JOHNSON Manuel H. Johnson, Director
Date: March 26, 2009	/s/ ROBERT S. KAPLAN Robert S. Kaplan, Director
Date: March 26, 2009	/s/ JACK C. PESTER Jack C. Pester, Director
Date: March 26, 2009	/s/ JAMES S. PIGNATELLI James S. Pignatelli, Director
Date: March 26, 2009	/s/ W. GRADY ROSIER W. Grady Rosier, Director
Date: March 26, 2009	/s/ JAMES R. SCHLESINGER James R. Schlesinger, Director
Date: March 26, 2009	/s/ M. RICHARD SMITH M. Richard Smith, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evergreen Energy Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Evergreen Energy Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evergreen Energy Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 26, 2009

EVERGREEN ENERGY INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Assets
Current:
Cash and cash equivalents	$7,667	$26,958
Accounts receivable, net	6,640	6,446
Marketable securities	—	24,500
Inventory	958	1,443
Prepaid and other assets	833	1,940

Total current assets	16,098	61,287
Property, plant and equipment, net of accumulated depreciation	29,965	25,882
Construction in progress	17,702	11,965
Mineral rights and mine development, net of accumulated depletion	18,032	19,363
Restricted cash and marketable securities	13,444	28,418
Debt issue costs, net of amortization	1,330	5,587
Other assets	4,870	4,694
Assets held for sale	—	18,615

	$101,441	$175,811

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,583	$6,818
Accrued liabilities	6,920	8,697
Other current liabilities	332	192

Total current liabilities	13,835	15,707
Long-term debt	28,573	97,971
Deferred revenue	6,732	6,732
Asset retirement obligations	6,505	6,171
Other liabilities, less current portion	1,946	2,531

Total liabilities	57,591	129,112
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 124,086 and 84,327shares issued and outstanding, respectively	124	84
Additional paid-in capital	517,029	454,688
Accumulated deficit	(473,303)	(408,073)

Total stockholders' equity	43,850	46,699

	$101,441	$175,811

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Operating revenues:
Mining	$58,434	$47,362	$35,937
K-Fuel refined coal and blended K-Fuel refined coal	463	1,081	420
Licensing and other	4	214	353

Total operating revenue	58,901	48,657	36,710
Operating expenses:
Coal mining operating costs	47,799	43,093	32,311
General and administrative	31,965	43,031	28,842
Plant costs	17,630	34,730	26,332
Depreciation, depletion and amortization	9,000	8,383	5,526
Research and development	79	876	1,438
Cost of licensing and other revenue	—	77	134
Asset impairment	18,615	122,688	335

Total operating expenses	125,088	252,878	94,918

Operating loss	(66,187)	(204,221)	(58,208)
Other income (expense):
Gain on equity exchange transactions	6,138	—	—
Interest income	1,251	4,348	5,607
Interest expense	(6,132)	(3,433)	(6)
Other (expense) income, net	(300)	(1,370)	1,080

Total other income (expense)	957	(455)	6,681

Net loss	$(65,230)	$(204,676)	$(51,527)

Basic and diluted net loss per share	$(0.72)	$(2.49)	$(0.66)

Weighted-average common shares outstanding	90,676	82,232	77,783

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Stockholders' Equity

For the Years ended December 31, 2008, 2007 and 2006

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amounts			Total
	(in thousands)
Balance, January 1, 2006	68,143	$68	$245,443	$(151,870)	$93,641
Common stock issued on exercise of options and warrants	4,258	4	24,615	—	24,619
Common stock issued in public offering, net of offering costs	8,050	8	144,551	—	144,559
Restricted stock issued to escrow agent (related to certain executives)	2,000	2	—	—	2
Common stock issued related to acquisition	119	—	2,194	—	2,194
Warrant extension	—	—	1,692	—	1,692
Share-based compensation expense related to employees and consultants	120	1	9,803	—	9,804
Net loss	—	—	—	(51,527)	(51,527)

Balance, December 31, 2006	82,690	83	428,298	(203,397)	224,984
Common stock issued on exercise of options and warrants	1,490	1	4,852	—	4,853
Share-based compensation expense related to employees and consultants	147	—	19,624	—	19,624
Payment of income tax liability in exchange for common stock and retirement of such shares	—	—	(1,641)	—	(1,641)
Sale of stock in subsidiary, net offering costs	—	—	3,555	—	3,555
Net loss	—	—	—	(204,676)	(204,676)

Balance, December 31, 2007	84,327	84	454,688	(408,073)	46,699
Common stock issued on exercise of options, warrants and other	70	—	55	—	55
Share-based compensation expense related to employees and others	328	1	6,443	—	6,444
Debt for equity exchange transactions	39,361	39	55, 843	—	55,882
Net Loss	—	—	—	(65,230)	(65,230)

Balance, December 31, 2008	124,086	$124	$517,029	$(473,303)	$43,850

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
		(in thousands)
			(As restated Note 18)
Operating activities:
Net loss	$(65,230)	$(204,676)	$(51,527)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	6,339	19,624	11,498
Depreciation, depletion and amortization	9,000	8,383	5,526
Gain on debt for equity exchange transactions	(6,138)	—	—
Derivative fair value adjustment	934	1,730	—
Amortization of initial fair value of derivative	(453)	(229)	—
Asset impairment	18,615	122,688	335
Asset retirement obligation accretion	305	287	229
Settlement of asset retirement obligation	(147)	—	—
Amortization of debt issuance costs	777	397	—
Gain on sale of fixed assets	—	(268)	—
Other than temporary impairment of marketable security	200	—	—
Other	640	2	(64)
Changes in operating assets and liabilities:
Accounts receivable	(170)	(459)	(1,402)
Inventory	485	(183)	941
Prepaid and other assets	1,264	119	(808)
Deferred revenue and other liabilities	367	(324)	278
Accounts payable and accrued liabilities	(3,051)	1,328	4,559

Cash used in operating activities	(36,263)	(51,581)	(30,435)

Investing activities:
Purchases of construction in progress	(14,905)	(49,363)	(41,455)
Purchases of property, plant and equipment	(1,882)	(4,096)	(5,172)
Proceeds from the sale of assets	13	934	—
Cash paid for acquisition, net of cash received	—	—	(36,913)
Purchases of marketable securities	(5,000)	(74,613)	(113,309)
Proceeds from marketable securities	27,500	101,672	85,624
Purchases of mineral rights and mine development	—	—	(1,026)
Restricted cash and marketable securities, net	14,974	(24,728)	1,287
Other	(76)	(42)	98

Cash provided by (used in) investing activities	20,624	(50,236)	(110,866)

Financing Activities:
Proceeds from issuance of convertible debt	—	95,000	—
Payments on debt for equity exchange transactions	(3,500)	—	—
Proceeds from sale or exercise of options and warrants	55	4,853	24,619
Proceeds from issuance of common stock, net of offering costs	—	—	144,559
Proceeds from sale of stock in subsidiary, net of offering costs	—	3,715	—
Payments of debt issuance costs	(200)	(5,785)	—
Payment of payroll taxes in exchange for common stock	—	(1,641)	—
Other	(7)	(85)	(78)

Cash (used in) provided by financing activities	(3,652)	96,057	169,100

Increase (decrease) in cash and cash equivalents	(19,291)	(5,760)	27,799
Cash and cash equivalents, beginning of year	26,958	32,718	4,919

Cash and cash equivalents, end of year	$7,667	$26,958	$32,718

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2008, 2007 and 2006

In this Annual Report on Form 10-K, we use the terms "Evergreen Energy," "we," "our," and "us" to refer to Evergreen Energy Inc. and its subsidiaries. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct plants, GreenCertTM, C-LockTM, and C-Lock refer to our patented processes and technologies explained in detail throughout this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

(1) Business and Summary of Significant Accounting Policies

Overview

        We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. Our goal now is to leverage an integrated technology strategy, including a coal-based technology platform and proven production process, to deliver a cleaner, more efficient and affordable solid fuel available to meet the growing energy demands of industrial and utility customers while addressing important environmental concerns. In addition, we are leveraging a science-based carbon information management solution built on a platform of IBM products and solutions to measure greenhouse gases and certify carbon emission reduction credits. The progress achieved with our C-Lock technology and the engineering enhancements to the K-Fuel process achieved during the last two years have sharpened our focus on positioning us as an energy technology company.

        In November 2008, we requested Houlihan Lokey, an international investment bank, to provide independent advice to our management and board of directors as we continue to explore the strategic positioning of the company. We expect to consider and evaluate several alternatives during the engagement, including, but not limited to, the potential sale or joint venture of our Buckeye Industrial Mining subsidiary, which is not strategic to the further development of our K-Fuel and C-Lock businesses.

        We have a history of losses, deficits, and negative operating cash flows and may continue to incur losses in the future. As of December 31, 2008, our accumulated deficit was $473.3 million. In addition, our net losses and cash flow used in operations for each of the years ending December 31, 2008, 2007 and 2006 are summarized as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Net loss	(65,230)	(204,676)	(51,527)
Cash used in operating activities	$(36,263)	$(51,581)	$(30,435)

Net losses for the years ended December 31, 2008, 2007 and 2006 included non-cash impairment charges of $18.6 million, $122.7 million and $335,000. During 2008, we reduced our cash flow used in operations by $15.3 million, respectively, when compared to 2007. We accomplished these savings principally by suspending operations at our Fort Union plant, reducing professional fees and other general and administrative costs.

        These cost reductions were offset by the expansion of our C-Lock operations, including the addition of personnel and other administrative costs associated with developing a business. In addition, we invested $16.8 million in capital expenditures, primarily related to Buckeye, C-Lock's software development and completion of the K-Fuel enhanced tower design and other K-Fuel process

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

development. The capital expenditures related to Buckeye were related to capitalizable maintenance and acquisition of certain equipment, which has positioned it to expand its production in 2009 and thereafter.

        As previously mentioned, we are evaluating several strategic alternatives including, but not limited to, the potential sale or joint venture of Buckeye. If this evaluation indicates that sale or joint venture of Buckeye is not appropriate at this time, we will retain and continue to operate it. Alternatively, sale or joint venture of Buckeye could provide Evergreen with immediate access to significant capital that could be reinvested in the growth of our C-Lock and K-Fuel energy technologies. While we believe that both of our technologies are proven and viable, further commercial deployment will depend, in part, on government actions and customer acceptance in the United States and abroad. In order to ensure that we had sufficient operating capital, we entered into the financing arrangement described below to provide financial flexibility as we complete this evaluation.

        On March 20, 2009, we executed a senior secured convertible note agreement which provides for the issuance of $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (the "Notes") in three $5 million tranches. The first $5 million tranche was funded on March 20, 2009. The second $5 million tranche, which must be drawn, will be funded upon our request no later than April 3, 2009 and upon satisfaction that all conditions precedent to closing have been met. The third tranche is available to be drawn at any time prior to the maturity of the Notes upon our request and upon satisfaction that all conditions precedent to closing have been met. The Notes bear interest at a rate of 10% per annum beginning on the funding date of each tranche through December 20, 2009, which is required to be prepaid at the time the Note is issued and is non-refundable. The Notes are secured by all of Buckeye's assets and Evergreen Operation LLC's equity interest in Buckeye. The Notes will mature at the earlier of December 20, 2009 or the sale of Buckeye and may be prepaid in whole or in part. Upon repayment, we will pay the face amount of the Notes outstanding at the rate of: 105% if repaid by June 20, 2009; 110% if repaid after June 20, 2009 but before September 20, 2009 and 115% thereafter. The holder of the Notes may, at its option and at any time prior to the maturity date, convert such Notes, in whole or in part, into our common stock at a conversion price of $3.65 per share. In addition to other covenants, the note purchase agreement places limits on the ability of Buckeye to incur additional indebtedness or incur other liens upon its property. Please see a detailed description of the Notes in Note 9—Debt.

        In July 2007, we completed a convertible debt offering that provided us with approximately $72 million, net of amounts held in escrow and offering costs. During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 48.6 million shares of our common stock. These exchange transactions will dramatically reduced the interest we owe related to these notes in 2009. See further discussion in Note 9- Debt.

        We believe because of the actions we have taken; as described above, that our current cash level along with the anticipated cash flows from our Buckeye operations, the proceeds of the senior secured convertible note agreement described above and the ability to adjust capital and certain operational spending, is sufficient to support our corporate and other operations for the foreseeable future. If Buckeye experiences unexpected declines in production for any reason, including but not limited to,

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. Further, continued market disruptions associated with the global credit crisis could cause broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers' inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

  Evergreen Energy Asia Pacific Corp.

        In April 2007, we formed Evergreen Energy Asia Pacific Corp. as a separate international operation to develop markets in the Asia Pacific region. Shortly after forming Evergreen Energy Asia Pacific, the Sumitomo Corporation of Japan acquired a 4% interest in Evergreen Energy Asia Pacific. On January 29, 2009, we along with our strategic partner Sumitomo Corporation and a major Indonesian mining group have agreed to advance our joint K-Fuel coal refinery project on Kalimantan Island, Indonesia to the next round of detailed analysis necessary before making a decision to develop a comprehensive plant design. The proposed K-Fuel refinery would upgrade Kalimantan Island sub-bituminous coal before shipment to Asian markets. We along with Sumitomo Corporation and a major Indonesian mining group have spent the past year examining engineering specifications, economic factors, market conditions and coal testing results related to the project. The year long effort provided critical information to the partners and identified additional key areas in need of more detailed investigation before reaching a decision to develop a detailed plant design.

  C-Lock Technology, Inc.

        Our C-Lock Technology, Inc. subsidiary is continuing the development and deployment of its patented C-Lock process, branded as GreenCert, which is a science-based approach for accurate and precise carbon information management and includes massive data collection, correlation and mathematical models to measure and quantify carbon emission reduction credits and greenhouse gas emissions. The technology uses a web-based solution to measure, document and audit greenhouse gases, for environmental performance, including carbon avoidances and offsets. Effective February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions. The agreement, as amended, provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in all business sectors.

        On March 4, 2009, IBM, Enterprise Information Management, C-Lock Technology and Foxconn/Hon Hai Technology Group announced a global agreement to jointly deliver and deploy GreenCert. As part of the agreement, Foxconn and IBM will work together to bring GreenCert to Taiwan, where it will serve as a new business model and eventual distribution source for Asia to promote energy savings, carbon reductions and other green energy opportunities. This agreement marked the first time that GreenCert would be made available in the Asia Pacific Region.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

  Buckeye

        On April 3, 2006, we completed the acquisition of Buckeye Industrial Mining Company for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye's primary business is to mine, process, blend, and sell high quality coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the state of Ohio, disposing of up to one million tons of dry and conditioned ash per year. Buckeye provides industry expertise and access to the coal-based utility and industrial markets in the Midwest of the United States.

        Basis of Presentation.    The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as minority interest (included with other liabilities) the portion of these entities that we do not own. All intercompany transactions and balances have been eliminated.

        Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as asset retirement obligations, mineral reserves, capitalized premining costs, capitalized plant costs, depletion, depreciation, amortization, asset valuations, asset life, technology, deferred revenue, acquisitions, stock option and restricted stock grants and warrants, allowance for bad debts for receivables, taxes, recoverability of assets, impairments, customer retention, fair value of derivatives and other provisions are reasonable, based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

        Fair value of financial instruments.    The carrying amount of cash and cash equivalents, accounts receivable, marketable securities, other current assets, accounts payable, accrued liabilities and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. As of December 31, 2008 the carrying amount of our long-term debt was $27.9 million. We pay interest semi-annually at a rate of 8.00% per annum. The notes mature on August 1, 2012. We are unable to estimate the fair value of our debt without incurring excessive costs because a quoted market price is not available, we have not developed the valuation model necessary to make the estimate, and the cost of obtaining an independent valuation would be excessive.

        Cash and cash equivalents.    Cash and cash equivalents are highly liquid investments that consist primarily of short-term money market instruments and overnight deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our investments are in low-risk instruments and we limit our credit exposure in any one institution or type of investment instrument based upon criteria including creditworthiness.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

        Marketable Securities.    As of December 31, 2008 and 2007, our balance sheet reflects $1.8 million and $24.5 million of marketable securities, which are auction rate securities. These auction rate securities consist of student-loan backed securities. Auction rate securities are usually issued with stated intermediate to long-term maturities or in perpetuity; however, auction rate securities interest rates are periodically re-set through auctions, typically every 7, 28 or 35 days. During the year ended December 31, 2008, we reduced the carrying amount of our student loan-backed auction rate security by $200,000, which is reflected in general and administrative expense. In addition, during the year ended December 31, 2008, after analysis of the market conditions and the maturity date of the underlying securities, we reclassified these securities to long-term other assets. Due to the uncertainty in the credit markets, it is reasonably possible the fair value of these investments may change in the near term. If the credit markets recover and successful auctions resume, we may be able to recover an amount greater than the carrying value of the ARS as of December 31, 2008, which would result in a gain. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of its investment in ARS through impairment charges. On February 17, 2009, we entered a Reverse Repurchase Transaction for our $1.8 million auction rate security, with one of our banking institutions. Through a reverse repurchase transaction, we are able to borrow up 90% of the par value of the auction rate security with interest rate comparable to the interest earned on the auction rate security. In addition, we are required to place a sell order each time the auction rate security is up for auction. If or when the auction rate security is liquidated these funds will be used to repurchase the portion and close the transaction.

        Receivables and allowance for doubtful accounts.    Accounts receivable and note receivable, which is reflected in prepaids and other assets, are recorded at their estimated net realizable value. The allowance for doubtful accounts is determined through an analysis of the past-due status of accounts receivable and assessments of risk regarding collectability. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2008 and 2007, we have an allowance for doubtful accounts of $1.4 million and $1.3 million, respectively, primarily relating to a note receivable.

        Inventory.    Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market. Our practice is to value coal and purchased coal based on the average cost method by the applicable type of coal. Inventory principally consisted of $804,000 and $1.1 million of washed or prepared coal, raw coal and inventory in transit and $154,000 and $317,000 of spare parts and supplies as of December 31, 2008 and 2007, respectively.

        Property, plant and equipment.    Property, plant and equipment consists of our wash facility, buildings, furniture and fixtures, computers, third party software implementation and development costs, vehicles, leasehold improvements, coal handling system, land and our Fort Union plant. Expenditures that extend the useful lives of the assets or increase production capacity are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. We begin depreciation on property, plant and equipment assets once the assets are placed into service. Depreciation expense is computed using the straight-line method over the estimated useful lives of the property and equipment or the units-of-production method using total processed tonnage for our Fort Union plant.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

        Construction in progress.    All costs that are directly related to the engineering, design, purchase or fabrication of plant equipment and are expected to be used in a commercial K-Fuel plant project are capitalized. All costs that are directly related to, or allocable to, developing a specific K-Fuel plant site are capitalized and separately identified as belonging to that site. Costs incurred to develop coal mines or to expand the capacity of operating mines are capitalized. Interest is capitalized during the construction phase for internal-use capital projects. Repair and maintenance costs incurred that extend the useful life of mining machinery and equipment are capitalized. Costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to operating costs as incurred. Employee-related costs directly related to construction are also capitalized during the construction phase.

        Mineral rights and mine development.    A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized premining costs, are depleted using the units-of-production method based on tons produced utilizing only proven and probable reserves in the depletion base and are assumed to have no residual value. Premining costs include drilling, permitting, county and state filing fees and the initial overburden removal. Also, included in mineral rights are the costs to establish the related asset retirement obligations. The leases have primary terms ranging from 3 to 10 years and substantially all of the leases contain provisions that allow for automatic extension once mining commences and for as long as some mining activity continues.

        Restricted cash and marketable securities.    As of December 31, 2008, we had $13.4 million of restricted cash and, as of December 31, 2007, we had restricted cash totaling $23.4 million with marketable securities totaling $5.0 million. Cash and marketable securities are set aside as collateral pledged toward our asset retirement obligations and to secure certain other obligations. In addition, included in restricted cash as of December 31, 2007, were amounts held in escrow related to our long-term debt. During the year ended December 31, 2008, we entered into debt-for-equity exchange transactions and as a result, the amounts held in escrow related to the $95 million long-term debt in the amount of $18.0 million, were released. During the year ended December 31, 2008, all of the $5.0 million of restricted marketable securities were converted to restricted cash. Until the asset retirement obligations are relieved, or our other obligations are fulfilled, the cash will remain restricted.

        Patents.    All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development and are included in other assets. Patent application costs, generally legal costs, thereafter incurred are capitalized. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents. Patent amortization expense, including amortization of existing patents, was $142,000, $129,000, and $178,000 in 2008, 2007, and 2006, respectively. We estimate amortization expense of approximately $140,000 for each of the years ending December 31, 2009, 2010 and 2011.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

        Asset retirement obligations.    We value all asset retirement costs, for which we have a legal obligation, and record all such costs as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period or depleted using actual tons mined or actual tons produced. The liability is accreted over time by applying an interest method of allocation to increase the liability. We have identified legal retirement obligations related to our project site near Gillette, Wyoming and our coal mines in Ohio.

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

        Long-lived assets.    We evaluate long-lived assets based on estimated future undiscounted net cash flows or other fair value measures whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable. If that evaluation indicates that an impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable. In addition, we periodically capitalize certain costs related to investigating potential sites for future facilities. We evaluate the status of these potential sites and if any site has been abandoned or we anticipate that it will be abandoned, we write-off all associated costs.

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

        We recognize revenue from coal sales at the time risk of loss passes to the customer, either at our shipping point or upon delivery, depending on contractual terms. When sales include delivery to the customer, transportation costs are billed by us to our customers. We had $8.5 million and $8.7 million of transportation costs included in costs of sales and revenues for the years ended December 31, 2008 and 2007, respectively. Ash disposal revenue is recognized when coal combustion bi-products are received at our ash disposal facility.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

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

        Accounting for Derivative Financial Instruments.    Derivatives may be embedded in financial instruments (the "host instrument"). Embedded derivatives are treated as separate derivatives when the economic characteristics and risks are not clearly and closely related to those of the host instrument, the terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations. We are required to make significant estimates and assumptions when fair valuing these derivatives. See Note 9—Debt for further details.

        Income taxes.    We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized, based upon an assessment of both negative and positive evidence, in future tax returns. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate future taxable income becomes apparent, we may reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. Tax rate changes are reflected in the period such changes are enacted.

        Advertising costs.    We recognize advertising expense when incurred.

        Accounting for stock grants, options and warrants.    We measure and recognize compensation expense for all stock grants, options and warrants granted to employees, members of our board of directors and consultants, based on estimated fair values. We estimate the fair value of share-based payment awards on the grant date. We use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. We are required to make estimates of the fair value of the related instruments and the period benefited.

        Net loss per common share.    Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency. During the fourth quarter of 2005, we granted 2 million shares of restricted stock to three of our executive officers, which immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

agreement. Such unvested shares were transferred to an escrow agent during the first quarter of 2006. As a result, such shares are reflected as outstanding in the consolidated financial statements. However, all shares for which the vesting criteria have not yet been attained are excluded from the net loss per share calculations due to the contingent status of the shares. On April 19, 2007, we ceased our relationship with one of the executive officers who held contingent shares. Pursuant to the terms of his employment agreement, he was entitled to acceleration of vesting with respect to 899,000 of the 1 million shares of unvested common stock he was awarded in connection with his employment agreement. These accelerated vested shares are reflected as outstanding and are included in the net loss per share calculation as of December 31, 2008 and 2007, but were excluded from the net loss per share calculation in 2006.

        The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss. Our total incremental potential common shares outstanding as of December 31, 2008, 2007 and 2006 were $26.4 million, 30.1 million, and 16.1 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

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

        In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

        Recently issued accounting pronouncements.    In November 2008, the FASB ratified EITF No. 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary," (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" or from being within the scope of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company's Own Stock." EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of this pronouncement to have a material impact on our financial statements.

        In June 2008, the FASB ratified the consensus reached by the EITF on Issue 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" (Issue 08-4). Because of Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , conforming changes were made to Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." Issue 08-4 provides transition guidance for those conforming changes and is effective for financial statements issued after January 1, 2009. The adoption of this pronouncement is not expected to have a material impact on our financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

        In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Standard Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity. The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component. Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. This

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(1) Business and Summary of Significant Accounting Policies (Continued)

statement will be applied retrospectively to all periods presented. We are in the process of evaluating the impact, if any, of adopting this pronouncement.

        In March 2008, the FASB issued FASB Statement No. 161 "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161") which enhances the disclosure requirements about derivatives and hedging activities. SFAS 161 requires additional narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and what impact they have on financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Although the adoption of SFAS 161 did not materially impact our financial statements we are now required to provide additional disclosures as part of our financial statements.

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

        In December 2007, the FASB issued Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"), which requires ownership interests in subsidiaries held by others to be clearly identified, labeled and presented in the consolidated balance sheet within equity but separate from the parent company's equity. SFAS 160 also affects the accounting requirements when the parent company either purchases a higher ownership interest or deconsolidates the equity investment. SFAS No. 160 applies prospectively as of the beginning of the fiscal year in which this Statement is initially applied, January 1, 2009 for entities that have a calendar year end, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. An entity may not apply it before that date. We currently have a non-controlling interest in our consolidated financial statements and do not expect the adoption of this pronouncement will have a material impact on our financial statements.

(2) Acquisitions

  Buckeye Acquisition

        On April 3, 2006, we completed the acquisition of Buckeye, for a total purchase price of $39.1 million, consisting of $35.0 million in cash and our common stock valued at $2.2 million. We incurred $1.0 million in acquisition costs and reimbursed Buckeye's former parent $900,000 for cost incurred relating to capital projects. Buckeye's primary business is to mine, process, blend and sell coal to electric utilities and to industrial and institutional end users. Buckeye also operates one of the

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(2) Acquisitions (Continued)

largest ash disposal facilities in the State of Ohio, disposing of up to one million tons of dry and conditioned ash per year. The benefits from the acquisition include the addition of an experienced coal marketing and mining team and operating cash flow, infrastructure and coal reserves.

        The acquisition of Buckeye has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations, or SFAS 141, with us being treated as the acquirer. Following is a summary of the fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition (in thousands):

Cash	$—
Accounts receivable	4,649
Inventory	2,138
Other current and long-term assets	743
Property, plant and equipment	7,812
Ash disposal facility	7,557
Mineral rights and mine development	20,720
Construction in progress	1,442

Total assets acquired	45,061

Less: Current liabilities assumed	4,182
Asset retirement obligations	1,772

Net purchase price	$39,107

        Pro forma acquisition information represents our unaudited results of operations as if the acquisition had occurred at the beginning of 2006.

December 31, 2006
(in thousands)
Revenue	$49,766
Net loss	$(51,284)
Basic and diluted net loss per share	$(0.66)

  MR&E Acquisition

        On March 1, 2005, we acquired MR&E LLC, a research and engineering firm focused on thermal process engineering, including the upgrading and processing of clean coal, due to the expertise in thermal processing engineering of certain of its employees. Their operations have been included in our financial statements as of the effective purchase date of March 1, 2005. Effective October 11, 2007, we sold all of the assets of MR&E for a sales price of $800,000 in cash.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(3) Property, Plant & Equipment, Construction in Progress and Mineral Rights and Mine Development

        Property, plant and equipment consisted of the following:

		December 31,
	Lives	2008	2007
	(in years)	(in thousands)
Mine machinery and equipment	3-15	$18,919	$13,422
Mine buildings and improvements	10-15	14,110	11,676
K-Fuel demonstration facility	—	10,924	10,924
Computer software and equipment	3-5	5,302	2,274
Buildings and improvements	3-10	4,660	4,653
Other	3-30	3,216	3,044

Total		57,131	45,993
Less accumulated depreciation		(27,166)	(20,111)

Property, plant and equipment, net of accumulated depreciation		$29,965	$25,882

        Depreciation and depletion expense was $8.9 million, $8.3 million, and $5.3 million, in 2008, 2007 and 2006, respectively. Our K-Fuel demonstration facility is fully depreciated.

        We transferred $10.5 million, $13.7 million and $84.1 million from construction in progress to property plant and equipment during the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2007, we transferred $846,000 from construction in progress to mineral rights, increased property plant and equipment in the amount of $2.6 million for leasehold improvements related to our new office space and transferred $18.6 million from construction in progress to assets held for sale.

        Property, plant and equipment includes $1.1 million, $1.9 million and $919,000 of accounts payable and other liabilities as of December 31, 2008, 2007and 2006, respectively.

        Construction in progress consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Future plant sites and equipment	$6,805	$2,713
Mine and site improvements	1,166	737
Mining equipment refurbishment	3,436	4,523
Other	6,295	3,992

Total construction in progress	$17,702	$11,965

        Total construction in progress includes $2.0 million, $882,000 and $2.6 million of accounts payable and other costs as of December 31, 2008, 2007 and 2006, respectively.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(3) Property, Plant & Equipment, Construction in Progress and Mineral Rights and Mine Development (Continued)

        Mineral rights are comprised of leases and mine development costs from the acquisition of Buckeye. Costs are capitalized during the premining phase and are depleted using the units-of-production method based on actual tons mined.

  Impairments

        On March 19, 2008, we decided to suspend operations at our Fort Union plant. We recorded asset impairment charges of $93.5 million, $14.0 million and $1.7 million related to Property, Plant and Equipment, Construction in Progress, and mineral rights respectively associated with the Fort Union plant as of December 31, 2007. In addition, in 2007 we impaired $3.6 million of capitalized costs related to projects that we abandoned and/or replaced with more cost effective projects and $2.1 million of capital costs related to a previously announced future potential project with a major utility. In 2006, we impaired assets of $295,000 relating to certain sites specific costs, which we were evaluating for a future K-Fuel facility.

  Asset Retirement Obligation

        Our asset retirement obligations relate to our surface and deep mines in Ohio, and the site on which our Fort Union plant is located. The following table reconciles the change in the asset retirement obligation during the year ended December 31, 2008:

Changes in Asset Retirement Obligations
(in thousands)
Balance at January 1, 2008	$6,171
Liability incurred	176
Liability settled	(147)
Accretion	305

Balance at December 31, 2008	$6,505

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(4) Restricted Cash and Marketable Securities

        The following table represents the components of our restricted cash and marketable securities:

	December 31,
	2008	2007
	(in thousands)
Long-term debt escrow	$—	$18,000
Collateral:
Environmental remediation obligations	12,074	8,907
Other	1,370	1,511

Total restricted cash	$13,444	$28,418

        In July 2007, pursuant to our $95 million long-term debt offering, we deposited $18.0 million of the net proceeds in an escrow account. On September 30, 2008, such funds were released from escrow. See further discussion at Note 9—Debt. As of December 31, 2007, included in environmental remediation obligations was $5.0 million held in auction rate securities As of February 29, 2008, these auction rate securities were converted into money market investments.

(5) Other Assets

        Included within other assets are deferred royalty costs, totaling $1.4 million as of December 31, 2008 and 2007; patents totaling $1.0 million as of December 31, 2008 and 2007; and $1.8 million and $0 of auction rate securities as of December 31, 2008 and 2007, respectively. See Note 1—Business and Summary of Significant Accounting Policies—Marketable Securities for further details.

        The deferred royalty costs associated with the issuances of licenses for K-Fuel represent the licensing fees paid to the Koppelman estate. Such costs are amortized over the same period as the deferred revenue related to the underlying contracts. In 1996, we entered into a royalty amendment agreement with Mr. Koppelman, or subsequent to his death, the Koppelman estate, that reduced the cap for payments by $500,000 to $75.2 million and set the royalty percentage at 25% of our worldwide licensing and royalty revenue, as defined in the agreement. Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology. We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment. The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses. We are amortizing the $500,000 payment as license revenue is generated. In addition, Mr. Theodore Venners, our founder, is entitled to a 50% share of net royalties paid to the Koppelman estate. As of December 31, 2008 and 2007, there is $73.0 million remaining under the cap. Also, see discussion in Note 13—Commitments and contingencies—Royalties and Other Rights.

        In 2003, we completed an equity exchange transaction pursuant to which we transferred our interest in Pegasus Technologies, Inc., or Pegasus, for full ownership of K-Fuel LLC, now part of a wholly owned subsidiary named KFx Technology, LLC. As a part of the exchange transaction, an intercompany working capital loan from us to Pegasus with an outstanding balance of $9.4 million was exchanged for a contingent earn-out agreement of up to $9.4 million in the aggregate, plus accrued interest (prime rate plus 500 basis points), payable out of a portion of future cash flows generated by Pegasus. Due to the contingent nature of this potential stream of future cash flows, we did not recognize an asset or any associated income at the time of the exchange transaction. As a result of a

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(5) Other Assets (Continued)

transfer of ownership interests in 2006, the earn-out provisions were triggered and we received a payment of $1.1 million from Pegasus as a payment in full satisfaction of the $9.4 million obligation, which is reflected in other income for the year ended December 31, 2006.

(6) Assets Held for Sale

        In June 2006, we entered into an agreement to purchase a 700,000 pound per hour Circulating Fluidized Bed boiler island. We entered into this agreement with the intent of using this boiler at a future K-Fuel plant in the Powder River Basin. As our current K-Fuel plant designs require different specifications for a boiler, we decided to sell our interest in the boiler island. In March 2007, we decided to sell this boiler and classified the costs associated with the boiler as assets held for sale. Effective January 31, 2008, we and the fabricator of the boiler island agreed to terminate the contract and as a result, all future financial obligations were also terminated.

        Pursuant to the guidance of Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144, we are required to evaluate the carrying value of the boiler if we are unable to sell the boiler after a twelve month period. As of the filing date of this annual report on Form 10-K, we do not have a firm purchase commitment for the sale of this boiler. We performed a fair value analysis using the following: 1) the probabilities of the sale of the boiler at the current recorded value; 2) the probabilities of selling the boiler at less than its carrying value; and 3) the probabilities of not selling the boiler. As a result, of the analysis of the probabilities we calculated an estimated fair value of the boiler and recorded an impairment charge of $18.6 million in our Technology segment for the year ended December 31, 2008.

(7) Assets and Liabilities Measured at Fair Value

        In September 2006, the FASB issued statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

        SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

  •
  Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  •
  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  •
  Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(7) Assets and Liabilities Measured at Fair Value (Continued)

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

  Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

        The following table presents information about our net assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
Embedded derivatives	$25	$—	$—	$25
Auction Rate Securities	$1,800	—	$—	$1,800

        The following table represents the change in fair value for the year ended December 31, 2008:

	Balance at December 31, 2007	Transfers	Realized loss	Unrealized loss	Balance at December 31, 2008
	(in thousands)
Embedded derivatives(1)	$1,470		$(511)	$(934)	$25
Auction Rate Securities(2)	$—	$2,000	$—	$(200)	$1,800

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control and probabilities of our future stock prices. We use a Monte-Carlo fair value model run with thousands of iterations to fair value these derivatives. Our embedded derivatives are recorded in other long-term assets with the fair value adjustment for the unrealized and realized gains/losses recorded in total other (Expense)/ Income on our consolidated balance sheet and our consolidated statements of operations, respectively.

(2)
We are required to make significant estimates and assumptions when fair valuing auction rate securities. Our estimate is based upon consideration of various factors including the overall credit market, the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods. On February 17, 2009, we entered a Reverse Repurchase Transaction for our $1.8 million auction rate security. Through a reverse repurchase transaction, we are able to borrow up 90% of the par value of the auction rate security with interest rate comparable to the interest earned on the auction rate security.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(8) Accrued liabilities

        Accrued liabilities consist of:

	December 31,
	2008	2007
	(in thousands)
Employee-related	$2,709	$2,669
Accrued interest on long-term debt	1,345	3,209
Services or goods received, not invoiced	2,351	1,541
Taxes, other than income taxes	471	631
Other	44	647

Total accrued liabilities	$6,920	$8,697

        Employee-related includes paid time off, payroll and bonuses. Services or goods received not invoiced primarily consists of goods and services rendered at our corporate headquarters and C-Lock operations. Taxes, other than income taxes represent various accrued taxes including property, use and franchise taxes.

(9) Debt

  Long-term Debt

        On July 30, 2007, we completed the sale of $95.0 million of our convertible secured notes due 2012 ("the notes") that were resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the notes, for an aggregate of 48.6 million shares of our common stock and $3.5 million in cash, which was paid on October 1, 2008. We closed all transactions and issued all the shares by December 2008, except for a portion of one of the transactions. As of December 31, 2008, 9.3 million shares, which represents $12.5 million in aggregate principal amount of the notes, remained unissued. During the first quarter of 2009, we closed additional portions of this remaining transaction and issued an aggregate of 4.0 million shares, representing $5.4 million in aggregate principal amount of the notes. Until we close the remaining portion of this transaction, the noteholder retains certain rights of a noteholder, including the right to receive interest payments. We expect the remaining portion of this transaction to close during 2009.

        Prior to each exchange of notes for common stock, each of the converting noteholders agreed to release each guarantee issued pursuant to the indenture with respect to such notes being exchanged such that, at the time of each exchange, such notes being exchanged were not guaranteed securities and were solely securities of Evergreen Energy Inc. Further, we received the requisite consents to amend the Indenture and in compliance with the terms and provisions of the Indenture, we, each of the guarantors and the trustee, executed a Supplemental Indenture. The Supplemental Indenture amends the Indenture to eliminate substantially all of the restrictive covenants, to release the security interests in the collateral securing the notes, which included the release of $18.0 million of cash that was held in escrow and to make certain other conforming changes to the Indenture. We recognized a $6.1 million gain, after reduction for transaction costs and the non-cash write off of debt issue costs and related embedded derivatives.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(9) Debt (Continued)

        We pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008. The notes mature on August 1, 2012. We paid $7.6 million in interest expense during the year ended December 31, 2008.

        Holders may convert their notes into a number of shares of common stock or cash or a combination thereof, at our option, at the applicable conversion rate on any day up to and including the business day prior to the maturity date. The initial conversion rate for the notes is 190.4762 shares of our common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $5.25 per share, subject to adjustment upon the occurrence of certain events. If we undergo certain fundamental changes, as defined in the Indenture, the holders of the notes may require us to repurchase the notes in cash at 100% of the principal amount plus any accrued and unpaid interest. Additionally, upon a fundamental change, the holders, if they elect to convert, will receive a conversion rate adjustment that will require us to increase the number of shares based on our stock price and the passage of time.

        At issuance the notes were senior, secured obligations guaranteed by our 100% owned subsidiary, Evergreen Operations, LLC, and its subsidiaries, and secured by a first-priority security interest in (1) all of our equity interest in Evergreen Operations, LLC, (2) an escrow account established in connection with the offering, and (3) our and each of Evergreen Operations, LLC and its subsidiaries' bank, investment, brokerage or similar accounts holding cash and cash equivalents, subject to certain exceptions. Our intellectual property rights relating to the K-Fuel refined coal process are held by a wholly owned subsidiary which is not a subsidiary of Evergreen Operations, LLC and consequently, none of these intellectual property rights were included in the collateral securing the notes. Additionally, our subsidiaries C-Lock Technology, Inc. and Evergreen Energy Asia Pacific Corp. were also excluded from the collateral securing the notes. The notes contained covenants, which among other things, limited our ability and the ability of our subsidiary guarantors to incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect to our capital stock; create liens on certain assets to secure debt; and sell certain assets. The collateral and restricted covenant provisions have been amended by the Supplemental Indenture as described above.

        If the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least the conversion price, or the reduced interest rate threshold, then the initial interest rate will be permanently decreased to 5.00%. In addition, if the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least 130% of the then applicable conversion price, or the collateral release threshold, then the security will be released, and the notes will become automatically subordinated. At such time as the security is released, we may redeem the notes at a redemption price payable in cash equal to 100% of the principal amount, plus any accrued and unpaid interest and an additional "coupon make whole payment." The "coupon make-whole" amount per $1,000 principal amount of notes will be equal to the present value of all remaining scheduled payments of interest on each note to be redeemed through the maturity date. The provisions relating to the collateral release threshold have been amended by the Supplemental Indenture as described above.

        We incurred $6.0 million of debt issuance costs relating to our notes offering, which included $200,000 of accrued cost as of December 31, 2007. We are amortizing the debt issuance costs using the effective interest rate method over the life of our debt. The portion of the debt issue costs related to

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(9) Debt (Continued)

the debt exchanged for equity were written-off by reducing the gain. Debt issue costs were $1.3 million as of December 31, 2008.

  Derivatives

        Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activities," or FAS 133, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company's Own Stock," provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. Derivatives may be embedded in financial instruments, in our case our $95 million notes (or the host instrument). Embedded derivatives are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host instrument and must be accounted for separately from the host instrument. The embedded derivative is measured at fair value with subsequent changes in the fair value being recognized in the statements of operations.

        Upon issuance, we evaluated our $95 million notes and concluded that our conversion adjustment upon the occurrence of a fundamental change is an embedded derivative that needs to be bifurcated for valuation purposes. Additionally, we have concluded that the potential decrease in our interest rate based on our common stock price is also an embedded derivative that needs to be bifurcated. Both of these derivatives were determined to not be clearly and closely related to the host instrument. We used a fair value modeling technique to value these derivatives and recorded $3.2 million of long-term assets and a corresponding increase in long-term debt in our consolidated balance sheets at the date of issue of our 8.00% Convertible Secured Notes. Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded $934,000 and $1.7 million of other expense during the years ended December 31, 2008, and December 31, 2007 by decreasing the net derivative assets contained within other long-term assets to $25,000 and $1.4 million in our consolidated balance sheet at December 31, 2008, and December 31, 2007.

Short-Term Debt

        On March 20, 2009 (the "Closing Date"), Evergreen Energy Inc. ("Evergreen"), Evergreen Operations, LLC ("Evergreen Ops"), and Buckeye Industrial Mining Co. ("Buckeye," and collectively with Evergreen and Evergreen Ops, the "Companies") entered into a Note Purchase Agreement, dated as of March 20, 2009 (the "Purchase Agreement"), with Investor (as defined in the Purchase Agreement), and with Rodman & Renshaw, LLC serving as placement agent. Under the Purchase Agreement, the Companies agreed to issue and sell to Investor up to $15,000,000 in aggregate principal amount of its 10% Senior Secured Convertible Promissory Notes (the "Notes") in three tranches of $5,000,000 each. The "First Tranche" was issued on the Closing Date and Evergreen estimates that the aggregate net proceeds to it from such offering of the Notes was approximately $4.2 million after deducting the estimated offering expenses payable by the Companies of approximately $0.4 million. The "Second Tranche," which must be drawn, will be issued at the Companies' request, which request must be made no later than April 3, 2009, and upon Investor's satisfaction that all conditions precedent in the Purchase Agreement have been met. The "Third Tranche," which is optional, will be issued at the Companies' request and upon Investor's satisfaction that all conditions precedent in the Purchase Agreement have been met.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(9) Debt (Continued)

        The Notes will bear interest at a rate of 10.00% per year for the period beginning on the date of the issuance of such Note and ending on December 20, 2009, regardless of whether the Note is prepaid. All interest must be prepaid on the date of the issuance of the Note and is unconditional and non-refundable. Interest on the First Tranche was prepaid on the Closing Date in the amount of $375,000. The outstanding principal balance of the Notes shall be due and payable on the earliest of (i) December 20, 2009, (ii) the date all obligations and indebtedness are accelerated in accordance with the provisions under the Purchase Agreement, and (iii) a sale of the capital stock, or all or substantially all of the assets, of Buckeye (the "Maturity Date"). Prior to the Maturity Date, Investor may elect to convert its Notes into a number of fully paid and non-assessable shares of Evergreen's common stock, par value $0.001 per share (the "Common Stock") at the applicable conversion rate on any day to and including the business day prior to the Maturity Date, subject to adjustment upon the occurrence of certain events. The initial conversion rate for the Notes is equivalent to a conversion price of $3.65 per share of Common Stock.

        The Notes are secured by the assets of Buckeye pursuant to a Security Agreement between Buckeye and Investor dated as of March 20, 2009 (the "Security Agreement"). The Security Agreement provides Investor with a security interest in, but not limited to, all of Buckeye's property, equipment and fixtures, accounts, negotiable collateral, cash, and cash equivalents, subject to certain exceptions. The security interest created in the collateral will be first priority, subject to the permitted encumbrances provided in the Security Agreement, and such first priority security interest will be perfected to the extent such security interest can be perfected by the filing of a financing statement. The Security Agreement also provides that on or before April 3, 2009, Buckeye shall deliver to Investor a first priority mortgage on each fee interest in real property now or hereafter owned by Buckeye. Further, in order to induce Investor to extend credit to the Companies, Evergreen Ops entered into a Pledge Agreement with Investor dated March 20, 2009 (the "Pledge Agreement"). The Pledge Agreement provides that Evergreen Ops will pledge to Investor all of its common stock in Buckeye, and in an event of default, as defined in the Purchase Agreement, Investor's rights under the Pledge Agreement include, but are not limited to, the right to vote the pledged shares, or transfer such shares, in whole or in part, into its or its nominee's name. The Pledge Agreement will survive until the Companies' obligations are met and the Purchase Agreement is terminated.

        The Companies may prepay the Notes, in whole or in part, for any reason and at any time upon providing requisite notice to Investor. In addition, however, to the Companies paying all principal, interest, and other amounts due, whether on the Maturity Date or as a prepayment, the Companies must also pay an exit fee (the "Exit Fee") as compensation for Investor making funds available to the Companies. The Exit Fee will be equal to (i) 5% of the amount of such repayment or prepayment, as applicable, if the Companies repay or prepay the Note at any time following the Closing Date, but on or prior to June 20, 2009, (ii) 10% of the amount of such repayment or prepayment, as applicable, if the Companies repay or prepay the Note at any time following June 20, 2009, but on or prior to September 20, 2009, and (iii) 15% of the amount of such repayment or prepayment, as applicable, if the Companies repay or prepay the Note at any time following September 20, 2009. All Exit Fees payable are deemed fully earned and non-refundable as of the Closing Date.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(10) Stockholders' Equity

        On January 22, 2009, our board of directors authorized us to repurchase up to 15 percent of our current outstanding common shares, or approximately 18.6 million shares, through open market and privately negotiated transactions at prices deemed appropriate by management. The timing and amount of the repurchase transactions will depend on market conditions, regulatory and corporate considerations, and would be made with appropriate cash on hand after consummation of previously announced strategic alternatives. The duration of the repurchase program is 12 months and there is no guarantee as to whether we will act on this board authorization or to the exact number of shares that may be repurchased.

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

        During 2002, we entered into a series of transactions with three investor groups whereby we issued a total of 6.8 million shares of our common stock and 14.4 million warrants. The investors have certain rights pursuant to an investor rights agreement, including the right for one group to select two persons to serve on our Board of Directors. As of December 31, 2008, these two positions were not filled. This provision remains in force until the investors hold less than 400,000 shares of our common stock. During 2005, we renegotiated the investor rights agreement executed in connection with the issuance of the shares in 2002 to provide us greater flexibility in constructing and operating plants. Subsequent to the renegotiation, we and the investors have the following rights:

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

Years ended December 31, 2008, 2007 and 2006

(10) Stockholders' Equity (Continued)

        Except for the right to select persons to serve on our Board of Directors, all other rights expire 20 years after the 25 million tons annual capacity threshold is reached or earlier, if the investors exercise their rights to 50 million tons of annual capacity.

  Stockholder Rights Plan

        On December 4, 2008, the Company entered into a Rights Agreement (the "Rights Agreement"). In connection with the adoption of the Rights Agreement, on December 2, 2009, the Company's Board of Directors (the "Board") declared a dividend distribution of one right ("Right") for each outstanding share of the Company's common stock ("Common Stock") on December 19, 2008. The Rights generally become exercisable only in the event that an acquiring party accumulates 15% or more of our outstanding Common Stock. Each Right, when exercisable, entitles the registered holder to purchase from the Company one-thousandth of one share of Series A Junior Participating Preferred Stock ("Preferred Stock") at a price of $4.00 per one-thousandth share (the "Purchase Price"), subject to adjustment. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holder to purchase Common Stock with a value equal to twice the exercise price of the Right. In the event that, after an acquiring party has accumulated 15% or more of our outstanding Common Stock, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each unexercised Right (except for the Rights held by the acquiring party) would thereafter allow its holder to purchase stock of the acquiring company (or our Common Stock if it is the surviving company to the transaction) with a value equal to twice the purchase price of the Right. If the Rights were fully exercised, the shares issued would cause substantial dilution to the acquiring party or the shareholders of the acquiring company. The Rights Agreement provides a period of time during which we may redeem the Rights, in whole, but not in part, at a price of $0.001 per Right, such that this period will end on the earlier of (i) the tenth business day following the date a person or group becomes the beneficial owner of 15% or more of the Common Stock or (ii) the final expiration date of the Rights, which is December 19, 2018.

(11) Stock Options, Stock Grants and Employee Benefit Plans

        We have five qualified stock plans, under which 12.5 million shares were reserved and 3.5 million shares are available for grant as of December 31, 2008. Pursuant to these plans we granted stock options, restricted stock and stock appreciation rights to directors, employees and outside consultants. In the past, we have also issued stock related to various compensation and fee agreements with certain employees that were not issued from our five plans. These grants were made pursuant to certain stock exchange rules. All but one of the five qualified plans has been registered with the Securities and Exchange Commission. The non-plan awards are generally registered with other registration statements that we periodically file. The five qualified stock plans and the non-plan awards are collectively referred to as "the plans."

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

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

        Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Historically, the majority of option grants outstanding were to executives, consultants and to our founder. We have estimated the forfeiture rate on each of these grantee groups based upon historical data. In the fourth quarter of 2005, we started granting restricted shares to non-executive employees. We have based the forfeiture rate for this grantee group on the historical data of the executive stratification, as we do not have sufficient historical data for non-executive employees. Lastly, during the fourth quarter of 2005, we granted restricted stock awards to certain of our executive officers, as further described below, which contain accelerated vesting provisions. Our estimate of forfeitures for these grants is that they all will vest and, as a result, we have not reduced our expense by estimated forfeitures.

        The following table summarizes the assumptions used to value stock options grant in 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Weighted-average:
Risk free interest rate	3.11%	4.50%	4.78%
Expected option life (years)	8.38	3.0	3.0
Expected volatility	72%	63%	57%
Expected dividends	None	None	None

        We use the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options. Generally, our option grants to non-employee board members vest immediately and expire on the third anniversary of the date of grant. As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The volatility assumption is based on the historical weekly price data of our stock over a period equivalent to the expected life of the options. We evaluated whether there were factors during the period which were unusual and which would distort the volatility figure used to estimate future volatility and concluded that there were no such factors. The risk-free interest rate assumption is based upon the note principal U.S. Treasury Strips rates determined at the date of grant. The expected life of the stock options represents the life of the option up to the expiration date. This is based upon an analysis of the historical exercise pattern of our employees and directors. Total non-cash compensation expense was $6.3 million, $19.6 million and $9.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, which are primarily reflected in general and administrative expenses.

        Stock options granted under the plans to employees generally vest over five years from the grant date until fully vested and generally expire ten years from grant date. Stock options granted to directors

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

usually vest 100% on date of grant and expire three years from the date of grant. All stock options granted during each of the three years ended December 31, 2008 were at exercise prices that were equal to or greater than the fair market value of our common stock on the date of grant. The following table summarizes our stock option activity, including both plan and non-plan options, for the three-year period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share
	(shares in thousands)
Outstanding, beginning of period	2,726	$9.26	4,044	$10.86	4,678	$10.36
Granted	889	1.80	82	7.36	50	12.31
Exercised	—	—	—	—	(555)	5.91
Expired and forfeited	(723)	7.30	(1,400)	13.64	(129)	9.40

Outstanding, end of period	2,892	$7.51	2,726	$9.26	4,044	$10.86

Options exercisable and expected to vest as of December 31, 2008	2,847	$7.60

Options exercisable, end of period	2,155	$7.87

        Plan and non-plan stock options outstanding and exercisable as of December 31, 2008 are summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.01 - $3.00	1,053	4.2	$2.04	596	$2.16
$3.01 - $6.00	416	1.6	3.83	416	3.83
$6.01 - $9.00	233	2.2	7.94	233	7.94
$9.01 - $12.00	280	2.6	9.55	220	9.61
$12.01 - $15.00	600	3.4	13.87	500	13.84
$15.01 - $18.71	310	3.1	16.60	190	16.64

	2,892			2,155

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        The following table summarizes the fair value of our stock option activity, including both plan and non-plan options, for non-vested option shares during the year ended December 31, 2008:

	Total	Weighted- Average Grant Date Fair Value
	(shares in thousands)
Non-vested, beginning of period	572	$13.83
Granted	889	1.80
Vested	(537)	6.35
Expired and forfeited	(187)	7.15

Non-vested, end of period	737	$6.49

        The total intrinsic value of options exercised is the difference between the exercise price of the option and the closing price of our common stock on the exercise date. The total intrinsic value of options exercised was $4.6 million for the year ended December 31, 2006. No options were exercised during the years ended December 31, 2008 or 2007.

        The aggregate intrinsic value of stock options is the difference between our closing stock price on December 31, 2008 and the exercise price multiplied by the number of options. All of our outstanding options, exercisable options and exercisable and expected to vest options had exercise prices greater than the closing price of our common stock at December 31, 2008. As a result, these options had no aggregate intrinsic value at December 31, 2008.

	Years Ended December 31,
	2008	2007	2006
	(in thousands except per share amounts)
Weighted average per share grant date fair value	$1.80	$7.36	$12.31
Total fair value	$2,912	$4,816	$5,397
Total unrecognized compensation expense	$1,726

        Total unrecognized compensation expense is expected to be recognized over a five year period.

  Restricted Stock

        Restricted stock grants to certain executive officers contain accelerated vesting criteria and are more fully described below. Restricted stock awards to employees under the plans generally contain time and performance vesting or just time criteria. These grants usually vest over a three to five year period with 20%-33% vesting each year, if the agreed upon performance criteria have been achieved, if applicable.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        The following table summarizes our restricted stock grant activity for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Outstanding, beginning of period	2,012	2,364	2,100
Granted	280	988	296
Vested	(400)	(744)	(20)
Expired and forfeited	(163)	(596)	(12)

Outstanding, end of the period	1,729	2,012	2,364

Outstanding and expected to vest as of December 31, 2008	1,443

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except for per share amount)
Aggregate intrinsic value outstanding	$484	$4,464	$23,522
Aggregate intrinsic value expected to vest	$404	$4,355	$22,918
Weighted-average remaining vesting term	3.4 years	3.5 years	5.4 years
Weighted-average grant date fair value	$1.38	$4.46	$15.43

        The fair value of restricted stock is calculated by multiplying the number of restricted shares by the closing price of our common stock on December 31 of each year. The total fair value of restricted stock vested during the years ended December 31, 2008, 2007 and 2006 were $687,000, $3.5 million, and $358,000, respectively.

        As of December 31, 2008, total unrecognized compensation expense related to outstanding restricted stock grants is $6.6 million. This expense is expected to be recognized over a weighted-average period of 3.4 years.

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

        Further, partial vesting, as defined in the agreement, may occur if certain lesser targets are achieved. Unless sooner vested pursuant to the incentive targets described above, the restricted stock shares will fully vest on the seventh anniversary of the date of the agreement so long as the individual

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(11) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

is continually employed. Related to these awards, we recognized $2.3 million, $12.6 million, and $4.4 million of non-cash expense during the years ended December 31, 2008, 2007 and 2006, respectively. Pursuant to the employment agreements, we were required to transfer the 2 million shares to an escrow agent; such transfer occurred in February 2006.

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

  Employee Stock Purchase Plan

        During the third quarter of 2005, the Committee and shareholders approved the establishment of an Employee Stock Purchase Plan. We have reserved 100,000 shares of our common stock that are eligible for issuance to employees. Until June 30, 2006, employees were able contribute to the plan, subject to certain maximum contributions, and be eligible for a discount on the lower of the November 1, 2005 or on June 30, 2006 closing price, the first purchase date pursuant to the plan. After June 30, 2006, our employees are eligible for monthly purchases at the month end market price less a 15% discount that we pay for our employees.

(12) Warrants

        Associated with various financing and other transactions and professional service agreements, we have issued transferable warrants to purchase common stock, which generally immediately vest. The

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(12) Warrants (Continued)

following table summarizes the outstanding warrant activity for years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares
	(in thousands, except for price per share)
Outstanding, beginning of period	7,296	9,606	15,856
Granted	—	—	—
Exercised	(20)	(1,757)	(3,703)
Expired and cancelled	(60)	(553)	(2,547)

Outstanding, end of period	7,216	7,296	9,606
Expiration	2010	2008-2010	2007-2010
Exercise price per share	$2.75	$2.75	$2.75-$8.52

        In 2005, we issued warrants to purchase our common stock to Arch Coal. In the second quarter of 2006, we extended these agreements with Arch Coal to allow additional time for the evaluation of the project, including the underlying agreements. In connection with the extension, the expiration date of the warrants was also extended and we recognized $1.7 million of non-cash expense for the year ended December 31, 2006. The expense was estimated using a Black-Scholes option pricing model using an expected life of four months, a dividend yield of zero, expected volatility of 55% and a risk free interest rate of 5.22%. These warrant agreements expired on October 31, 2006.

(13) Commitments and Contingencies

Payment Obligations

        The following table summarizes our future commitments as of December 31, 2008:

	Payments due by period
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Operating leases	$2,042	$1,829	$1,240	$1,229	$1,169	$22,938	$30,447
Purchasing commitments	3,498	—	—	—		—	3,498
Consulting and service commitments	500	500	500	500	500	10,000	12,500
Long-term debt	2,230	2,230	2,230	28,990		—	35,680

Total commitments	$8,270	$4,559	$3,970	$30,719	$1,669	$32,938	$82,125

        This table does not include accounts payable, accrued liabilities, or asset retirement obligations, which are reported in our December 31, 2008 Consolidated Balance Sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(13) Commitments and Contingencies (Continued)

        We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $784,000, and $415,000, respectively. Additionally, included in operating leases is the rent obligation associated with our former headquarters totaling $577,000, which we have sub-leased but are not released from the obligation. Furthermore, included in operating leases is a 47-year port dock lease on the Ohio River, which we have the right to cancel upon six months written notice. If this lease were cancelled as of December 31, 2008, we would be obligated to pay $250,000 rather than the entire obligation of $23.5 million.

        Purchase commitments include the purchase of underground mining equipment.

        Consulting and service commitments include an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. Additionally, consulting and service commitments includes our amended and restated Umbrella Agreement with Bechtel. Through this new Program Management Agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. Failure to meet this commitment by 2014 could cost us up to the $10 million in termination fees, which is included in the above table.

        Long-term debt includes our principal amount due 2012 and the 8% interest payments. Long-term debt does not include the principal and interest payments for $12.5 million of notes in which the agreement to convert has been signed as of December 31, 2008, but the exchange for 9.3 million of shares for the $12.5 million par value has not closed. During the first quarter of 2009, we closed additional portions of this remaining transaction and issued an aggregate of 4.0 million shares, representing $5.4 million of principal value of notes. We anticipate the remaining conversion to take place in 2009.

Litigation

        We are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party.

Royalties and Other Rights

        We owe royalty payments to parties related to certain rights that support our patents and our proprietary technology, primarily related to Mr. Edward Koppelman the inventor of the K-Fuel process. As described in further detail in Note 5—Other Assets.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(13) Commitments and Contingencies (Continued)

        We have granted certain rights and limited licenses for the use of certain K-Fuel technology. The following is a summary of the significant parties and the rights:

  •
  Pursuant to an exchange transaction in 2003, we gave licenses for up to three plants to a third party, with certain limitations on the location of the plants, each plant having a maximum annual capacity of three million tons per year. The counterparty is obligated to pay certain royalty and license fees for these three plants, if constructed.

  •
  As described in further detail in Note 10—Stockholders' Equity, certain investors have the right to, among other things, develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects, subject to certain qualifications.

(14) Segments

        Our segments include the C-Lock segment, the Plant segment, the Mining segment and the Technology segment. The Mining segment primarily represents the mining operations of our subsidiary Buckeye and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The C-lock segment reflects activities related to the measurement of green house gases and certification of environmental improvements as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(14) Segments (Continued)

provided to our Chief Operating Decision Maker. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	For the Year Ended December 31, 2008
	C-Lock	Plant	Mining	Technology	Total
	(in thousands)
Operating revenues:
Mining	$—	$—	$58,434	$—	$58,434
K-Fuel refined coal and blended K-Fuel refined coal	—	463	—	—	463
Licensing and other	4	—	—	—	4

Total operating revenue	4	463	58,434	—	58,901
Operating expenses:
Coal mining operating costs	—	—	47,799	—	47,799
General and administrative	5,749	3,108	4,582	18,526	31,965
Plant costs	—	17,417	—	213	17,630

Total segment operating expense	5,749	20,525	52,381	18,739	97,394

Segment operating income (loss)	$(5,745)	$(20,062)	$6,053	$(18,739)	$(38,493)

Total assets	$5,586	$2,398	$55,673	$37,784	$101,441

Reconciliation to net loss:
Total Segment operating loss					$(38,493)
Depreciation, depletion and amortization					(9,000)
Research and development					(79)
Asset impairments					(18,615)
Other income					957

Net loss					$(65,230)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(14) Segments (Continued)

	For the Year Ended December 31, 2007
	C-Lock	Plant	Mining	Technology	Total
	(in thousands)
Operating revenues:
Mining	$—	$36	$47,326	$—	$47,362
K-Fuel refined coal and blended K-Fuel refined coal	—	1,081	—	$—	1,081
Licensing and other	—	45	—	169	214

Total operating revenue	—	1,162	47,326	169	48,657
Operating expenses:
Coal mining operating costs	—	—	43,093	—	43,093
General and administrative	2,290	6,166	4,380	30,195	43,031
Plant costs	—	34,720	—	10	34,730
Cost of licensing and other revenue	—	24	—	53	77

Total segment operating expense	2,290	40,910	47,473	30,258	120,931

Segment operating loss	$(2,290)	$(39,748)	$(147)	$(30,089)	$(72,274)

Total assets	$1,236	$2,822	$51,580	$120,173	$175,811

Reconciliation to net loss:
Total Segment operating loss					$(72,274)
Depreciation, depletion and amortization					(8,383)
Research and development					(876)
Asset impairments					(122,688)
Other income (expense)					(455)

Net loss					$(204,676)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(14) Segments (Continued)

	For the Year Ended December 31, 2006
	C-Lock	Plant	Mining	Technology	Total
	(in thousands)
Operating revenues:
Mining	$—	$127	$35,810	$—	$35,937
K-Fuel refined coal and blended K-Fuel refined coal	—	420	—	—	420
Licensing and other	—	34	—	319	353

Total operating revenue	—	581	35,810	319	36,710
Operating expenses:
Coal mining operating costs	—	—	32,311	—	32,311
General and administrative	—	3,204	2,493	23,145	28,842
Plant costs	—	26,189	—	143	26,332
Cost of licensing and other revenue	—	22	—	112	134

Total segment operating expense	—	29,415	34,804	23,400	87,619

Segment operating (loss) income	$—	$(28,834)	$1,006	$(23,081)	$(50,909)

Reconciliation to net loss:
Total Segment operating loss					$(50,909)
Depreciation, depletion and amortization					(5,526)
Research and development					(1,438)
Asset impairments					(335)
Other income (expense)					6,681

Net loss					$(51,527)

(15) Income Taxes

        Effective January 1, 2007, we adopted Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," ("FIN 48"), which prescribes a comprehensive model for how we should recognize, measure, present and disclose in its financial statements uncertain tax positions that we have taken or expects to take on a tax return. We have evaluated our tax positions and determined that the adoption of this pronouncement did not have an impact on our financial position or results of operations. Our

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(15) Income Taxes (Continued)

operations are principally domestic, with income taxable at the federal statutory rate of 34% plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

	2008	2007
	(in thousands)
Gross deferred tax assets:
Net operating loss carryforwards	$114,632	$103,024
Depreciation and amortization	37,246	26,368
Accrued liabilities	1,323	831
Stock options and warrants	6,362	4,686
Deferred revenue	2,511	2,511
Reserve on note receivable	469	469
Prepaid expenses	(531)	(531)
Other	—	164

Gross deferred tax assets	162,012	137,522
Deferred tax assets valuation allowance	(162,012)	(137,522)

Net deferred tax assets	$—	$—

        We have recorded a valuation allowance for the full amount of our net deferred asset because, based upon an assessment of both negative and positive evidence, it is more likely than not that we will not realize such benefits in future tax returns. As of December 31, 2008 our tax return net operating loss carryforwards are approximately $307 million expiring in various amounts beginning in 2009; $1.6 million will expire in 2009 and $1.7 million expired in 2008. We are evaluating various costs that we have incurred related to our Fort Union plant, including the impairment charge, to determine if they qualify as research and development tax credits. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income due to certain ownership changes, as defined in Section 382 of the Internal Revenue Code. Our tax return net operating loss carryforwards are significant. The tax years in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(15) Income Taxes (Continued)

        Our total provision for income taxes in 2008, 2007 and 2006 were different from the amount expected by applying the statutory federal income tax rate to our net loss as reported in our Consolidated Statement of Operations. The approximate differences are as follows:

	2008	2007	2006
	(in thousands)
Expected tax benefit on loss before income taxes (34%)	$(22,178)	$(69,590)	$(17,519)
Expected state tax benefit, net	(2,153)	(6,754)	(1,700)
Stock options and warrant exercises	94	5,727	(910)
Non-deductible items and other	(253)	3,484	(546)
Expiring net operating loss	—	—	—
Increase in valuation allowance	24,490	67,133	20,675

	$—	$—	$—

(16) Related Party Transactions

  Leasing

        On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc, or Hills Products. Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors. We have leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road truck into railcars. Prior to the execution of this agreement our independent Board members approved this transaction. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party. Per the agreement, we have committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded. During the years ended December 31, 2008, and 2007, we paid Hills Products Group, Inc $12,000 and $24,000, respectively. As a result of the idling of our Fort Union plant, we terminated this agreement.

  Consulting

        We had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our founder. We entered into agreements with Venners & Company for the providing of these services at a fixed monthly fee plus certain performance bonuses. In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work. In May 2008, after the final payment, our obligation ceased. During the years ended December 31, 2008, 2007 and 2006, we paid Venners & Company $38,000, $216,000, and $306,000, respectively, in cash for consulting fees.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(16) Related Party Transactions (Continued)

  Licensing

        In February 2007 we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. In August 2007, the developer of the proprietary technology became an employee of Evergreen Energy. Additionally, upon signing of the definitive agreement on June 7, 2007, we granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vested on April 3, 2008. We recognized $600,000 of non-cash compensation expense ratably through April 3, 2008.

        In December 2004, we entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which we agreed to license to Cook Inlet Coal our proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal. Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal. Mr. John Venners, brother of our founder, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.

  Royalties

        In addition, we are obligated to make licensing and royalty payments to a party related to Theodore Venners, our founder. See further discussion in Note 5—Other Assets and Note 13—Commitments and Contingencies.

  Other

        In December 2007, our subsidiary, C-Lock Technology, Inc., in conjunction with IBM and Enterprise Information Management, Inc. developed a greenhouse gas meter called GreenCert. This meter was developed on IBM Websphere Portal-based software, which can calculate carbon reductions across multiple industries and devices. One of our non-executive employees serve on the board of directors of Enterprise Information Management. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party. We paid Enterprise Information Management Inc. $3.6 million and $1.3 million during the years ended December 31, 2008 and 2007, respectively.

        We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of December 31, 2008 represent a 22% ownership interest in C-Lock Technology, Inc.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors

        The following information sets forth our consolidating statements of operations for the years ended December 31, 2008, 2007 and 2006; our consolidating balance sheets as of December 31, 2008 and 2007, and our consolidating statements of cash flows for the years ended December 31, 2008, 2007 and 2006. Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC. The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 78% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements. Transactions effecting our consolidated stockholders' equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock, warrant extension and debt issue costs. These transactions for all periods relate to our parent, Evergreen Energy Inc. with the exception of the sale of stock in Evergreen Asia Pacific for $3.6 million in the second quarter of 2007, which is included in the column labeled Other.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$6,550	$—	$1,117	$—	$7,667
Accounts receivable, net	—	6,640	—	—	6,640
Marketable securities	—	—	—	—	—
Inventory	—	958	—	—	958
Prepaid and other assets	326	350	157	—	833

Total current assets	6,876	7,948	1,274	—	16,098
Property, plant and equipment, net of accumulated depreciation	3,597	23,098	3,270	—	29,965
Construction in progress	10,700	4,603	2,399	—	17,702
Mineral rights and mine development, net of accumulated depletion	—	18,032	—	—	18,032
Restricted cash	13,444	—	—	—	13,444
Debt issuance costs, net of amortization	1,330	—	—	—	1,330
Investment in consolidated subsidiaries	(250,244)	—	—	250,244	—
Due from subsidiaries	293,767	—	—	(293,767)	—
Other assets	1,106	492	3,272	—	4,870

	$80,576	$54,173	$10,215	$(43,523)	$101,441

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,004	$3,579	$—	$—	$6,583
Accrued liabilities	3,813	2,308	799	—	6,920
Other current liabilities	182	—	150	—	332

Total current liabilities	6,999	5,887	949	—	13,835
Long-term debt	28,573	—	—	—	28,573
Deferred revenue	—	—	6,732	—	6,732
Due to parent	—	254,964	38,803	(293,767)	—
Asset retirement obligations	—	6,505	—	—	6,505
Other liabilities, less current portion	1,154	629	163	—	1,946

Total liabilities	36,726	267,985	46,647	(293,767)	57,591
Commitments and contingencies
Total equity (deficit)	43,850	(213,812)	(36,432)	250,244	43,850

	$80,576	$54,173	$10,215	$(43,523)	$101,441

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$25,194	$—	$1,764	$—	$26,958
Accounts receivable, net	—	6,446	—	—	6,446
Marketable securities	22,500	—	2,000	—	24,500
Inventory	—	1,443	—	—	1,443
Prepaid and other assets	928	785	227	—	1,940

Total current assets	48,622	8,674	3,991	—	61,287
Property, plant and equipment, net of accumulated depreciation	4,880	20,596	406	—	25,882
Construction in progress	5,779	5,260	926	—	11,965
Mineral rights and mine development, net of accumulated depletion	—	19,363	—	—	19,363
Restricted cash and marketable securities	28,418	—	—	—	28,418
Debt issuance costs	5,587	—	—	—	5,587
Investment in subsidiaries	(222,341)	—	—	222,341	—
Due from subsidiaries	263,379	—		(263,379)	—
Other assets	2,731	509	1,454	—	4,694
Assets held for sale	18,615	—	—	—	18,615

	$155,670	$54,402	$6,777	$(41,038)	$175,811

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,772	$3,046	$—	$—	$6,818
Accrued liabilities	5,605	2,962	130	—	8,697
Other current liabilities	192	—	—	—	192

Total current liabilities	9,569	6,008	130	—	15,707
Long-term debt	97,971	—	—	—	97,971
Deferred revenue	—	—	6,732		6,732
Due to parent	—	235,118	28,261	(263,379)	—
Asset retirement obligations	—	6,171	—	—	6,171
Other liabilities, less current portion	1,431	1,100	—	—	2,531

Total liabilities	108,971	248,397	35,123	(263,379)	129,112
Commitments and contingencies
Total equity (deficit)	46,699	(193,995)	(28,346)	222,341	46,699

	$155,670	$54,402	$6,777	$(41,038)	$175,811

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$58,434	$—	$—	$58,434
K-Fuel refined coal and blended K-Fuel refined coal	—	463	—	—	463
Licensing and other	—	—	4	—	4
Intercompany Consulting and other	—	171	—	(171)	—

Total operating revenue	—	59,068	4	(171)	58,901
Operating expenses:
Coal mining operating costs	617	47,182	—	—	47,799
General and administrative	16,978	7,690	7,297	—	31,965
Plant costs	—	17,417	213	—	17,630
Depreciation, depletion and amortization	1,537	7,079	384	—	9,000
Research and development		—	79	—	79
Cost of licensing and other revenue	—	—	—	—	—
Cost of intercompany consulting and other revenue	—	171	—	(171)	—
Asset impairments	18,615	—		—	18,615

Total operating expenses	37,747	79,539	7,973	(171)	125,088

Operating loss	(37,747)	(20,471)	(7,969)	—	(66,187)
Other income (expense):
Gain on equity exchange transactions	6,138	—	—	—	6,138
Interest income	1,128	—	123	—	1,251
Interest expense	(6,132)	—	—	—	(6,132)
Other (expense) income, net	(1,329)	976	53	—	(300)

Total other (expense) income	(195)	976	176	—	957

Equity in loss of subsidiaries	(27,288)	—	—	27,288	—

Net loss	$(65,230)	$(19,495)	$(7,793)	$27,288	$(65,230)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$47,362	$—	$—	$47,362
K-Fuel refined coal and blended K-Fuel refined coal	—	1,081	—	—	1,081
Licensing and other	—	45	169	—	214
Intercompany consulting and other	—	161	—	(161)	—

Total operating revenue	—	48,649	169	(161)	48,657
Operating expenses:
Coal mining operating costs	716	42,377	—	—	43,093
General and administrative	28,293	10,546	4,192	—	43,031
Plant costs	—	34,720	10	—	34,730
Depreciation, depletion and amortization	1,139	7,199	45	—	8,383
Research and development	—	—	876	—	876
Cost of licensing and other revenue	—	24	53	—	77
Cost of intercompany consulting and other	—	161	—	(161)	—
Asset impairments	11,508	111,180	—	—	122,688

Total operating expenses	41,656	206,207	5,176	(161)	252,878

Operating loss	(41,656)	(157,558)	(5,007)	—	(204,221)
Other income (expense):
Interest income	4,230	—	118	—	4,348
Interest expense	(3,429)	(4)	—	—	(3,433)
Other (expense) income, net	(1,729)	335	24	—	(1,370)

Total (expense) other income	(928)	331	142	—	(455)

Equity in loss of subsidiaries	(162,092)	—	—	162,092	—

Net loss	$(204,676)	$(157,227)	$(4,865)	$162,092	$(204,676)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$35,937	$—	$—	$35,937
K-Fuel refined coal and blended K-Fuel refined coal	—	420	—	—	420
Licensing		—	319	—	319
Consulting and other	—	34	—	—	34
Consulting and other to parent	—	663	—	(663)	—

Total operating revenue	—	37,054	319	(663)	36,710
Operating expenses:
Coal mining operating costs	583	31,728	—	—	32,311
General and administrative	20,916	5,697	2,229	—	28,842
Plant start-up costs	—	26,189	143	—	26,332
Depreciation, depletion and amortization	573	4,915	38	—	5,526
Research and development	—	—	1,438	—	1,438
Cost of consulting and licensing revenue	—	22	112	—	134
Cost of consulting revenue to parent	—	663	—	(663)	—
Asset impairments	—	40	295	—	335

Total operating expenses	22,072	69,254	4,255	(663)	94,918

Operating loss	(22,072)	(32,200)	(3,936)	—	(58,208)
Other income (expense):
Interest income	5,606	1	—	—	5,607
Interest expense	(2)	(4)	—	—	(6)
Other income, net	1,063	16	1	—	1,080

Total other income	6,667	13	1	—	6,681

Equity in loss of subsidiaries	(36,122)	—	—	36,122	—

Net loss	$(51,527)	$(32,187)	$(3,935)	$36,122	$(51,527)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating activities:
Net loss	$(65,230)	$(19,495)	$(7,793)	$27,288	$(65,230)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	4,950	752	637	—	6,339
Depreciation, depletion and amortization	1,537	7,079	384	—	9,000
Gain on debt for equity exchange transactions	(6,138)	—	—	—	(6,138)
Derivative fair value adjustments	934	—	—	—	934
Amortization of initial fair value of derivative	(453)	—	—	—	(453)
Asset impairments	18,615	—	—	—	18,615
Asset retirement obligation	—	305	—	—	305
Settlement of asset retirement obligation	—	(147)	—	—	(147)
Net loss in subsidiaries	27,288	—	—	(27,288)	—
Amortization of debt issuance costs	777	—	—	—	777
Gain sale of fixed assets	—	—	—	—	—
Other than temporary impairment of marketable security	—	—	200	—	200
Other	461	(38)	217	—	640
Changes in operating assets and liabilities:
Accounts receivable	—	(170)	—	—	(170)
Inventory	—	485	—	—	485
Prepaids and other assets	761	453	50	—	1,264
Deferred revenue and other obligations	(279)	331	315	—	367
Accounts payable and accrued expenses	(2,331)	(111)	(609)	—	(3,051)

Cash used in operating activities	(19,108)	(10,556)	(6,599)	—	(36,263)

Investing activities:
Purchases of construction in progress	(4,720)	(6,534)	(3,651)	—	(14,905)
Purchases of property, plant and equipment	(161)	(1,674)	(47)	—	(1,882)
Proceeds from the sale of assets	—	13	—	—	13
Purchase of marketable securities	(5,000)	—	—	—	(5,000)
Proceeds from maturities of marketable securities	27,500	—	—	—	27,500
Restricted cash and marketable securities, net	14,974	—	—	—	14,974
Other	(76)	—	—	—	(76)

Cash provided by (used in) investing activities	32,517	(8,195)	(3,698)	—	20,624

Financing Activities:
Payments to parent/subsidiaries	(90,003)	(61,794)	(150)	151,947	—
Payments on debt for equity exchange transactions	(3,500)	—	—	—	(3,500)
Advances /from parent/subsidiaries	61,602	80,545	9,800	(151,947)	—
Proceeds from exercise of options and warrants	55	—	—	—	55
Payment debt issue cost	(200)	—	—	—	(200)
Other	(7)	—	—	—	(7)

Cash (used in) provided by financing activities	(32,053)	18,751	9,650	—	(3,652)

Increase (decrease) in cash and cash equivalents	(18,644)	—	(647)		(19,291)
Cash and cash equivalents, beginning of year	25,194	—	1,764	—	26,958

Cash and cash equivalents, end of year	$6,550	$—	$1,117	$—	$7,667

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating activities:
Net loss	$(204,676)	$(157,227)	$(4,865)	$162,092	$(204,676)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	18,547	1,077	—	—	19,624
Depreciation, depletion and amortization	1,139	7,199	45	—	8,383
Derivative fair value adjustments	1,730	—	—	—	1,730
Amortization of initial fair value of derivative	(229)	—	—	—	(229)
Asset impairments	11,508	111,180	—	—	122,688
Asset retirement obligation accretion	—	287	—	—	287
Net loss in subsidiaries	162,092	—	—	(162,092)	—
Amortization of debt issuance costs	397	—	—	—	397
Gain sale of fixed assets	9	(277)	—	—	(268)
Other	(9)	10	1	—	2
Changes in operating assets and liabilities:
Accounts receivable	—	(459)	—	—	(459)
Inventory	—	(183)	—	—	(183)
Prepaids and other assets	234	74	(189)	—	119
Deferred revenue and other obligations	(260)	(45)	(19)	—	(324)
Accounts payable and accrued expenses	1,291	22	15	—	1,328

Cash used in operating activities	(8,227)	(38,342)	(5,012)	—	(51,581)

Investing activities:
Purchases of construction in progress	(22,180)	(26,560)	(623)	—	(49,363)
Purchases of property, plant and equipment	(2,725)	(981)	(390)	—	(4,096)
Proceeds from the sale of assets	18	916	—	—	934
Purchase of marketable securities	(72,613)	—	(2,000)	—	(74,613)
Proceeds from maturities of marketable securities	101,672	—	—	—	101,672
Restricted cash and marketable securities	(24,508)	(220)	—	—	(24,728)
Other	(42)	—	—	—	(42)

Cash used in investing activities	(20,378)	(26,845)	(3,013)	—	(50,236)

Financing Activities:
Payments to parent/subsidiaries	(124,075)	(52,884)	—	176,959	—
Proceeds from issuance of convertible debt	95,000	—	—	—	95,000
Advances /from parent/subsidiaries	52,884	118,138	5,937	(176,959)	—
Proceeds from exercise of options and warrants	4,853	—	—	—	4,853
Proceeds from sale of stock in subsidiary, net of offering costs	—	—	3,715	—	3,715
Payments of debt issuance costs	(5,785)	—	—	—	(5,785)
Payment of payroll tax liability in exchange for common stock	(1,641)	—	—	—	(1,641)
Other	(18)	(67)	—	—	(85)

Cash provided by financing activities	21,218	65,187	9,652	—	96,057

Increase (decrease) in cash and cash equivalents	(7,387)	—	1,627	—	(5,760)
Cash and cash equivalents, beginning of year	32,581	—	137	—	32,718

Cash and cash equivalents, end of year	$25,194	$—	$1,764	$—	$26,958

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(17) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2006

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
	(As restated Note 18)
Operating activities:
Net loss	$(51,527)	$(32,187)	$(3,935)	$36,122	$(51,527)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Share-based compensation expense to employees and other	10,916	582	—	—	11,498
Depreciation, depletion and amortization	573	4,915	38	—	5,526
Equity in loss of subsidiaries	36,122	—	—	(36,122)	—
Asset impairments	—	37	298	—	335
Asset retirement obligation accretion	—	229	—	—	229
Other	(36)	(28)	—	—	(64)
Changes in operating assets and liabilities:
Accounts receivable	—	(1,402)	—	—	(1,402)
Inventory	—	941	—	—	941
Prepaids and other assets	(584)	(205)	(19)		(808)
Deferred revenue and other obligations	252	45	(19)	—	278
Accounts payable and accrued expenses	5,116	(508)	(49)	—	4,559

Cash provided by (used in) operating activities	832	(27,581)	(3,686)	—	(30,435)

Investing activities:
Purchases of construction in progress	(13,150)	(27,772)	(533)	—	(41,455)
Purchases of property, plant and equipment	(1,607)	(3,532)	(33)	—	(5,172)
Cash paid for acquisition, net of cash received	—	(36,913)	—	—	(36,913)
Purchase of marketable securities	(113,309)	—	—	—	(113,309)
Proceeds from maturities of marketable securities	85,624	—	—	—	85,624
Purchases of mineral rights and development	—	(1,026)	—	—	(1,026)
Restricted cash	1,287	—	—	—	1,287
Other	28	26	—	44	98

Cash (used in) provided by investing activities	(41,127)	(69,217)	(566)	44	(110,866)

Financing Activities:
Payments to parent/subsidiaries	(134,160)	(34,703)	—	168,863	—
Advances from parent/subsidiaries	34,703	129,963	4,241	(168,907)	—
Proceeds from the exercise of options and warrants	24,619	—	—	—	24,619
Proceeds from issuance of common stock, net of offering costs	144,559	—	—	—	144,559
Other	(64)	(14)	—	—	(78)

Cash provided by (used in) financing activities	69,657	95,246	4,241	(44)	169,100

Increase (decrease) in cash and cash equivalents	29,362	(1,552)	(11)	—	27,799
Cash and cash equivalents, beginning of year	3,219	1,552	148	—	4,919

Cash and cash equivalents, end of year	$32,581	$—	$137	$—	$32,718

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2008, 2007 and 2006

(18) Selected Quarterly Financial Data (Unaudited)

        The following table presents selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
2008
Revenues	$12,033	$16,088	$14,045	$16,735	$58,901
Operating loss	(20,656)	(10,113)	(10,622)	(24,796)	(66,187)
Net loss	(22,389)	(10,479)	(6,604)	(25,758)	(65,230)
Basic and diluted net loss per common share	(0.27)	(0.13)	(0.08)	(0.24)	(0.72)
2007
Revenues	11,088	12,088	12,893	12,588	48,657
Operating loss	(17,062)	(28,329)	(21,827)	(137,003)	(204,221)
Net loss	(15,990)	(27,649)	(19,366)	(141,671)	(204,676)
Basic and diluted net loss per common share	$(0.20)	$(0.34)	$(0.23)	$(1.72)	$(2.49)

Fourth Quarter 2008 Discussion

        We incurred $18.6 million of impairment charges during the fourth quarter.

Fourth Quarter 2007 Discussion

        We incurred $118.9 million of impairment charges during the fourth quarter.