Form 10-Q
period 2009-03-31
EVERGREEN ENERGY INC
filed 2009-05-08
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 1, 2009 there were 130,404,362 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008
	(in thousands)
Assets
Current:
Cash and cash equivalents	$7,655	$7,667
Accounts receivable, net	5,800	6,640
Inventory	997	958
Prepaid and other assets	2,002	833
Total current assets	16,454	16,098
Property, plant and equipment, net of accumulated depreciation	29,055	29,965
Construction in progress	20,494	17,702
Mineral rights and mine development, net of accumulated depletion	17,621	18,032
Restricted cash	13,378	13,444
Debt issue costs, net of amortization	1,210	1,330
Other assets	3,510	4,870
	$101,722	$101,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,724	$6,583
Accrued liabilities	7,057	6,920
Short-term debt	5,000	—
Other current liabilities	372	332
Total current liabilities	17,153	13,835
Long-term debt	28,541	28,573
Deferred revenue	8,732	6,732
Asset retirement obligations	6,582	6,505
Deferred rent and other liabilities, less current portion	1,804	1,946
Total liabilities	62,812	57,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 128,176 and 124,086 shares issued and outstanding, respectively	128	124
Additional paid-in capital	518,939	517,029
Accumulated deficit	(479,671)	(473,303)
Equity attributable to Evergreen Energy Inc. stockholders'	39,396	43,850
Equity attributable to noncontrolling interest	(486)	—
Total stockholders’ equity	38,910	43,850
	$101,722	$101,441

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$17,711	$11,742
K-Fuel refined coal and blended K-Fuel refined coal	—	291
Consulting and other	134	—
Total operating revenue	17,845	12,033

Operating expenses:
Coal mining operating costs	13,736	10,412
General and administrative	7,953	9,026
Plant costs	488	11,209
Depreciation, depletion and amortization	2,633	1,989
Research and development	31	53
Total operating expenses	24,841	32,689

Operating loss	(6,996)	(20,656)

Other income (expense):
Interest income	47	665
Interest expense	(569)	(1,778)
Other income (expense), net	664	(620)
Total other income (expense)	142	(1,733)

Net loss	(6,854)	(22,389)
Less: net loss attributable to noncontrolling interest	486	—
Net loss attributable to Evergreen Energy Inc.	$(6,368)	(22,389)

Basic and diluted net loss per common share	$(0.05)	$(0.27)
Weighted-average common shares outstanding	125,200	84,341

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	Equity
	(in thousands)

Balance at January 1, 2009	$43,850	$—	$43,850
Warrants issued related to debt financing	170	—	170
Share-based compensation expense related to employees, directors and other	1,744	—	1,744
Net loss	(6,368)	(486)	(6,854)
Balance at March 31, 2009	$39,396	$(486)	$38,910

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Operating activities:
Net loss	$(6,854)	$(22,389)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	1,740	2,086
Depreciation, depletion and amortization	2,633	1,989
Asset retirement obligation accretion	77	74
Gain on marketable securities	(200)
Derivative fair value adjustment	(307)	640
Amortization of debt issuance costs	146	246
Amortization of initial fair value of derivative	(32)	(141)
Other	(7)	(14)
Changes in operating assets and liabilities:
Accounts receivable	834	1,644
Inventory	(39)	(214)
Prepaid expenses and other assets	(704)	(103)
Deferred revenue and other obligations	2,042	(35)
Accounts payable and accrued expenses	320	(3,719)
Cash used in operating activities	(351)	(19,936)

Investing activities:
Purchases of construction in progress	(6,076)	(3,017)
Purchases of property, plant and equipment	(185)	(128)
Purchases of marketable securities	—	(5,000)
Proceeds from maturities of marketable securities	2,000	27,500
Restricted cash	66	146
Other	20	5
Cash provided by (used) in investing activities	(4,175)	19,506

Financing Activities:
Proceeds from issuance of convertible debt	5,000	—
Proceeds from reverse repurchase transaction	1,800	—
Payments on reverse repurchase transaction	(1,800)	—
Payments of debt issue costs	(491)	—
Other	5	36
Cash provided by (used in) financing activities	4,514	36

Increase (decrease) in cash and cash equivalents	(12)	(394)
Cash and cash equivalents, beginning of period	7,667	26,958
Cash and cash equivalents, end of period	$7,655	$26,564

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

 Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries. C-Lock® and C-Lock refer to our subsidiary C-Lock Technology Inc. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants and GreenCert™, refer to our patented processes and technologies.

(1)   Business

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

In March 2009, we executed a senior secured convertible note agreement which provides for the issuance of  up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (the “2009 Notes”) in three $5 million tranches. The first $5 million tranche was funded in March 2009. The second $5 million tranche funded upon our request in April 2009.  See further discussion in Note 4 – Debt.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future.  We believe because of our decision to suspend operations at our Fort Union plant, along with the anticipated cash flows from our Buckeye operations and the proceeds of the 2009 Notes described above and the ability to adjust capital and certain operational spending, our current cash level is sufficient to support our corporate and other operations for the foreseeable future. Over the last year, we have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and mine site, reducing professional fees and other general and administrative costs.  A portion of these savings have been offset by further investment in our C-Lock business. However, if Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. Further, continued market disruptions associated with the global credit crisis could cause broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

These financial statements and related notes thereto contain unaudited information as of and for the three months ended March 31, 2009 and 2008.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations, financial position, and cash flows as of and for the three months ended March 31, 2009 and 2008.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of March 31, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on March 26, 2009.

(2)  Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as noncontrolling interest the portion of these entities that we do not own. All intercompany transactions and balances have been eliminated

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended March 31, 2009 and 2008.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended March 31, 2009 and 2008 were 22.9 million and 29.5 million, respectively, and are comprised of outstanding stock options, unvested restricted stock grants, warrants to purchase our common stock and convertible shares relating to our 2007 convertible secured notes and our 2009 convertible secured notes.  See Note—4 Debt.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Marketable securities.  As of March 31, 2009 and December 31, 2008, our balance sheet reflects $0 and $1.8 million of marketable securities, which were auction rate securities and were reflected in long-term other assets. In February 2009, we entered a reverse repurchase transaction for $1.8 million of our auction rate security which had a $2.0 million par value. Through the reverse repurchase transaction, we were able to borrow 90% of the par value of the auction rate security with an interest rate comparable to the interest earned on the auction rate security.  In March 2009, we liquidated the auction rate security at $2 million, resulting in a gain of $200,000, which has been recorded in Other Income.

Inventory.  Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market.  Our practice is to value coal and purchased coal based on the average cost method by the applicable type of coal.  Inventory principally consisted of $850,000 and $804,000 of washed or prepared coal, raw coal and inventory in transit and $147,000 and $154,000 of spare parts and supplies as of March 31, 2009 and December 31, 2008, respectively.

Recently Adopted Accounting Pronouncements. In November 2008, the FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary,” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on our financial statements.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (Issue 08-4). Because of Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , conforming changes were made to Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” Issue 08-4 provides transition guidance for those conforming changes and is effective for financial statements issued after January 1, 2009. The adoption of this pronouncement did not have a material impact on our financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Standard Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity. The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component. Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Our embedded derivative is accounted for pursuant to the guidance of FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  FSP APB 14-1 does not apply to convertible debt instruments containing embedded derivatives that are accounted for under SFAS 133 and the adoption of this prouncement did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”) which enhances the disclosure requirements about derivatives and hedging activities. SFAS 161 requires additional narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and what impact they have on financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The required disclosures are included in the notes to the financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.

We adopted the provisions of FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160, effective January 1, 2009. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. SFAS 160 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.   As of December 31, 2008 we had granted C-Lock Technology shares to employees and others that represented a 22% noncontrolling interest.  During the quarter ended March 31, 2009, some of the previously granted C-Lock Technology shares vested and increased the noncontrolling interest by 1% representing a 23% noncontrolling interest. The impact of the change in ownership was immaterial to the financial statements as a whole.

In connection with our adoption of SFAS 160, we recorded into our consolidated equity accounts the noncontrolling interests in our C-Lock Technology Inc.  At December 31, 2008, the carrying amount of noncontrolling interests in our C-Lock Technology Inc. was zero, due to the accumulated net losses of C-Lock, and the application of ARB 51.  We are not permitted to attribute losses incurred prior to the adoption of SFAS 160 to our noncontrolling interest. Under SFAS 160, we attribute losses to noncontrolling interest even if such attribution results in a deficit noncontrolling interest balance within our equity accounts.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The provisions of FSP EITF 03-6-1 became effective on January 1, 2009. This FSP provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 resulted in a 1 million increase in our weighted average shares outstanding for the three months ended March 31, 2009 and 2008.

           Recently Issued Accounting Pronouncements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective November 2008.  We do not anticipate the adoption of this prouncement to have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FAS 157-4 is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective on April 1, 2009.   We are in the process of evaluating if the adoption of this prouncement will have a material impact on our financial statements.

 (3)   Supplemental Cash Flow Information

	March 31, 2009	March 31, 2008
	(in thousands)

Cash paid for interest	$1,990	$3,800
Interest capitalized	226	102
Accounts payable and accrued expenses included in construction in progress	718	772
Accounts payable and other liabilities included in property, plant and equipment	1,015	2
Transfers from construction in progress to property, plant and equipment	1,226	1,776

 (4)   Debt

2007 Notes

On July 30, 2007, we completed the sale of our 8.00% Convertible Secured Notes due 2012, which we refer to as the 2007 Notes, and are reflected in long-term debt in our condensed consolidate balance sheet.  During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the notes, for an aggregate of 48.6 million shares of our common stock and $3.5 million in cash, which was paid on October 1, 2008. We closed all transactions and issued all the shares by the end of December 2008, except for a portion of one of the transactions. During the first quarter of 2009, we closed additional portions of this remaining transaction and issued an aggregate of 4.0 million shares, representing $5.4 million in aggregate principal amount of the notes.  In April 2009, we closed an additional 2.2 million shares, representing $3.0 million in aggregate principal amount of notes related to the outstanding portion as of December 31, 2008.  Through April 2009, there are 3.1 million shares, representing $4.1 million of aggregate principal amount of the notes remaining from the outstanding portion at December 31, 2008 to be exchanged.  We expect the remaining portion of this transaction to close during 2009.  Until we close the remaining portion of this transaction, the noteholder retains certain rights of a noteholder, including the right to receive interest payments.

At issuance, we evaluated the 2007 Notes and concluded that they contained embedded derivatives that needed to be bifurcated for valuation purposes.  We used fair value modeling techniques to value these derivatives and recorded long-term assets and a corresponding increase in long-term debt in our condensed consolidated balance sheets at the date of issue of our 2007 Notes.  Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded $307,000 of other income during the quarter ended March 31, 2009 by increasing the net derivative assets contained within other assets to $332,000 in our condensed consolidated balance sheet at March 31, 2009.  For further details see Note 9— Debt of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008.

2009 Notes

In March 2009, we executed a senior secured convertible note agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes, which we refer to as the “2009 Notes”, in three $5 million tranches. The first $5 million tranche was funded in March 2009 and is reflected in short-term debt in our condensed consolidated balance sheet. The second $5 million tranche was funded in April 2009.  The third tranche is available to be drawn at any time prior to the maturity of the 2009 Notes upon our request and upon satisfaction that all conditions precedent to closing have been met. The 2009 Notes bear interest at a rate of 10% per annum beginning on the funding date of each tranche through December 20, 2009, which is required to be prepaid at the time the 2009 Notes are issued and is non-refundable. We have prepaid $375,000 of interest related to the closing of the first tranche and issued 175,000 warrants to purchase our common stock at an exercise price of $1.30.  We recognized $170,000 of debt issuance costs during the quarter ended March 31, 2009 related to the warrants. The costs were estimated using a Black-Scholes option-pricing model using an expected life of five years, a dividend yield of zero, expected volatility of 91% and a risk free interest rate of 1.7%.

The 2009 Notes are secured by all of Buckeye’s assets and Evergreen Operation LLC’s equity interest in Buckeye. The 2009 Notes will mature at the earlier of December 20, 2009 or the sale of Buckeye and may be prepaid in whole or in part. Upon repayment, we will pay the face amount of the 2009 Notes outstanding at the rate of: 105% if repaid by June 20, 2009; 110% if repaid after June 20, 2009 but before September 20, 2009 and 115% thereafter. The holder of the 2009 Notes may, at its option and at any time prior to the maturity date, convert such 2009 Notes, in whole or in part, into our common stock at a conversion price of $3.65 per share. In addition to other covenants, the note purchase agreement places limits on the ability of Buckeye to incur additional indebtedness or incur other liens upon its property. The 2009 Notes were co-issued by Evergreen Energy Inc, our wholly-owned subsidiary Evergreen Operations LLC and its wholly-owned subsidiary, Buckeye Industrial Mining Company. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye’s assets and Evergreen Operations LLC’s equity interest in Buckeye.  For further details see Note 9— Debt of Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008.

(5)   Segments

Our segments include the C-Lock segment, the Plant segment, the Mining segment and the Technology segment. The Mining segment primarily represents the mining operations of our subsidiary Buckeye and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The C-lock segment reflects activities related to the measurement of green house gases and third party certification of environmental improvements as carbon credits, called GreenCert. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended March 31, 2009					Three Months Ended March 31, 2008
	C-Lock	Plant	Mining	Technology	Total	C-Lock	Plant	Mining	Technology	Total

Operating revenues:
Mining	$—	—	$17,711	$—	$17,711	$—	$—	$11,742	$—	$11,742
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—	—	291	—	—	291
Licensing and other	134	—	—	—	134	—	—	—	—	—
Total segment revenue	134	—	17,711	—	17,845	—	291	11,742	—	12,033

Operating expenses:
Coal mining operating costs	—	—	13,736	—	13,736	—	—	10,412	—	10,412
General and administrative	2,304	227	1,499	3,923	7,953	1,083	1,727	1,136	5,080	9,026
Plant costs	—	488	—	—	488	—	11,209	—	—	11,209
Total segment operating expense:	2,304	715	15,235	3,923	22,177	1,083	12,936	11,548	5,080	30,647

Segment operating (loss) income	$(2,170)	$(715)	$2,476	$(3,923)	$(4,332)	$(1,083)	$(12,645)	$194	$(5,080)	$(18,614)

Total assets	$6,420	$2,313	$55,892	$37,097	$101,722	$2,147	$2,762	$49,593	$97,256	$151,758

Reconciliation to net loss:

Total segment operating (loss) Income					$(4,332)					$(18,614)
Depreciation, depletion and Amortization					(2,633)					(1,989)
Research and development					(31)					(53)
Net loss attributable to noncontrolling interest					486					—
Other income (expense), net					142					(1,733)
Net loss attributable to Evergreen Energy Inc.					$(6,368)					$(22,389)

(6) Stock Grants and Options.

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

During the three months ended March 31, 2009, we granted 973,000 stock options to our employees which had an immediate vest of 33% and the remaining portion will equally vest over the next two years from the grant date and expire seven years from anniversary date.  We also granted 69,000 options to our Board of Directors that immediately vested and expire three years from grant date.  Additionally, we granted 644,000 stock options to our employees during the first quarter of 2008 which vest in five equal installments beginning on March 14, 2008.  As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  The following table summarizes the assumptions used to value stock options granted during the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Weighted-average:
Risk free interest rate	2.36%	3.56%
Expected option life (years)	7	10
Expected volatility	82%	72%
Expected dividends	None	None

(7)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Through March 31, 2009, we have made cumulative royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the maximum potentially owed under the cap to $73.0 million.  Mr. Theodore Venners, our Founder, is entitled to 50% of net distributable royalties disbursed to the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc., or Hills Products.  Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors.  We have leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars.  Prior to the execution of this agreement, our independent Board members approved this transaction.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  Per the agreement, we have committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.  We paid $0 and $7,000 for rental fees for the three months ended March 31, 2009 and 2008, respectively.  As a result of the idling of our Fort Union plant, we terminated this agreement.

Consulting

We previously had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Founder.  We entered into agreements with Venners & Company for these services at a fixed monthly fee plus certain performance bonuses.  In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work.  In May 2008, after the final payment, our obligation ceased.  During the three months ended March 31, 2009 and 2008 we expensed $0 and $23,000, respectively, in cash consulting fees.

Licensing

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements.  In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract.  In August 2007, the developer of the proprietary technology became an employee of Evergreen Energy.  We granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vested on April 3, 2008.  We recognized $177,000 of non-cash compensation expensed during the three months ended March 31, 2008.

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

Other

In December 2007, our subsidiary, C-Lock Technology, Inc., in conjunction with IBM and Enterprise Information Management, Inc. developed a greenhouse gas meter called GreenCert. This meter was developed on IBM Websphere Portal-based software, which can calculate carbon reductions across multiple industries and devices. One of our non-executive employees serves on the board of directors of Enterprise Information Management. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.   We paid Enterprise Information Management, Inc. $1.2 million and $477,000 during the three months ended March 31, 2009 and 2008, respectively.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of March 31, 2009 represent a 23% ownership interest in C-Lock Technology, Inc.

(8)   Commitments and Contingencies

Litigation

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

(9) Assets and Liabilities Measured at Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2009

The following table presents information about our net assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
Embedded derivatives	$332	$—–	$—	$332

The following table represents the change in fair value for the quarter ended March 31, 2009

	Balance at December 31, 2008	Settlement	Unrealized gain	Realized gain	Balance at March 31, 2009
	(in thousands)
Embedded derivatives (1)	$25		$307	$—	$332
Auction rate securities	1,800	2,000	—	200	—
_____________________

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

The following table represents the change in fair value for the three months ended March 31, 2008:

	Balance at December 31, 2007	Unrealized loss	Balance at March 31, 2008
	(in thousands)
Embedded dcrerivatives (1)	$1,470	$(640)	$830
Auction Rate Securities (2)	2,000	—	2,000
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

(2)
We were required to make significant estimates and assumptions when fair valuing auction rate securities.  Our estimate is based upon consideration of various factors including the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.

(10)  Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three months ended March 31, 2009 and 2008; our consolidating balance sheets as of March 31, 2009 and December 31, 2008, and our consolidating statements of cash flows for the three months ended March 31, 2009 and 2008.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC.  The 2009 Notes are not guaranteed by any subsidiaries and are reflected in the Evergreen Energy Inc. column.  The 2009 Notes were co-issued by Evergreen Energy Inc, our wholly-owned subsidiary Evergreen Operations LLC and its wholly-owned subsidiary, Buckeye Industrial Mining Company. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye’s assets and Evergreen Operations LLC’s equity interest in Buckeye.  The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 77% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements. Transactions effecting our consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock and warrant issuances. These transactions for all periods relate to our parent, Evergreen Energy Inc.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$6,615	$—	$1,040	$—	$7,655
Accounts receivable, net	—	5,778	22	—	5,800
Inventory	—	997	—	—	997
Receivable from parent for 2009 debt	—	5,000	—	(5,000)	—
Prepaid and other assets	1,232	287	483	—	2,002
Total current assets	7,847	12,062	1,545	(5,000)	16,454
Property, plant and equipment, net of accumulated depreciation	3,289	22,667	3,099	—	29,055
Construction in progress	11,340	6,380	2,774	—	20,494
Mineral rights and mine development, net of accumulated depletion	—	17,621	—	—	17,621
Restricted cash	13,378	—	—	—	13,378
Debt issuance costs, net of amortization	1,210	—	—	—	1,210
Investment in consolidated subsidiaries	(252,940)	—	—	252,940	—
Due from subsidiaries	292,592	—	—	(292,592)	—
Other assets	1,405	495	1,610	—	3,510
	$78,121	$59,225	$9,028	$(44,652)	$101,722
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$670	$3,913	$141	$—	$4,724
Accrued liabilities	3,550	2,789	718	—	7,057
Short-term debt	5,000	5,000	—	(5,000)	5,000
Other current liabilities	197	—	175	—	372
Total current liabilities	9,417	11,702	1,034	(5,000)	17,153
Long-term debt	28,541	—	—	—	28,541
Deferred revenue	—	—	8,732	—	8,732
Due to parent	—	254,180	38,412	(292,592)	—
Asset retirement obligations	—	6,582	—	—	6,582
Other liabilities, less current portion	1,253	499	52	—	1,804
Total liabilities	39,211	272,963	48,230	(297,592)	62,812
Commitments and contingencies
Total equity (deficit)	38,910	(213,738)	(39,202)	252,940	38,910
	$78,121	$59,225	$9,028	$(44,652)	$101,722

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$6,550	$—	$1,117	$—	$7,667
Accounts receivable, net	—	6,640	—	—	6,640
Marketable securities	—	—	—	—	—
Inventory	—	958	—	—	958
Prepaid and other assets	326	350	157	—	833
Total current assets	6,876	7,948	1,274	—	16,098
Property, plant and equipment, net of accumulated depreciation	3,597	23,098	3,270	—	29,965
Construction in progress	10,700	4,603	2,399	—	17,702
Mineral rights and mine development, net of accumulated depletion	—	18,032	—	—	18,032
Restricted cash	13,444	—	—	—	13,444
Debt issuance costs, net of amortization	1,330	—	—	—	1,330
Investment in consolidated subsidiaries	(250,244)	—	—	250,244	—
Due from subsidiaries	293,767	—	—	(293,767)	—
Other assets	1,106	492	3,272	—	4,870
	$80,576	$54,173	$10,215	$(43,523)	$101,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,004	$3,579	$—	$—	$6,583
Accrued liabilities	3,813	2,308	799	—	6,920
Other current liabilities	182	—	150	—	332
Total current liabilities	6,999	5,887	949	—	13,835
Long-term debt	28,573	—	—	—	28,573
Deferred revenue	—	—	6,732	—	6,732
Due to parent	—	254,964	38,803	(293,767)	—
Asset retirement obligations	—	6,505	—	—	6,505
Other liabilities, less current portion	1,154	629	163	—	1,946
Total liabilities	36,726	267,985	46,647	(293,767)	57,591
Commitments and contingencies
Total equity (deficit)	43,850	(213,812)	(36,432)	250,244	43,850
	$80,576	$54,173	$10,215	$(43,523)	$101,441

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Mining	$—	$17,711	$—	$—	$17,711
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—
Consulting and other	—	—	134	—	134
Total operating revenue	—	17,711	134	—	17,845
Operating expenses:
Coal mining operating costs	153	13,583	—	—	13,736
General and administrative	3,544	1,726	2,683	—	7,953
Plant costs	—	488	—	—	488
Depreciation, depletion and amortization	344	1,996	293	—	2,633
Research and development		—	31	—	31
Cost of licensing and other revenue	—	—	—	—	—
Total operating expenses	4,041	17,793	3,007	—	24,841
Operating loss	(4,041)	(82)	(2,873)	—	(6,996)
Other income (expense):
Interest income	25	—	22	—	47
Interest expense	(569)	—	—	—	(569)
Other income (expense), net	534	160	(30)	—	664
Total other (expense) income	(10)	160	(8)	—	142
Equity in loss of subsidiaries	(2,803)	—	—	2,803	—
Net loss	(6,854)	78	(2,881)	2,803	$(6,854)
Less: net loss attributable to non-controlling interest	—	—	—	486	486
Net loss attributable to Evergreen Energy Inc.	$(6,854)	$78	$(2,881)	$3,289	$(6,368)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Mining	$—	$11,742	$—	$—	$11,742
K-Fuel refined coal and blended K-Fuel refined coal	—	291	—	—	291
Consulting and other to parent	—	141	—	(141)	—
Total operating revenue	—	12,174	—	(141)	12,033
Operating expenses:
Coal mining operating costs	151	10,261	—	—	10,412
General and administrative	4,769	2,863	1,394	—	9,026
Plant costs	—	11,189	20	—	11,209
Cost of consulting revenue to parent	—	141	—	(141)	—
Depreciation, depletion and amortization	410	1,540	39	—	1,989
Research and development	—	—	53	—	53
Total operating expenses	5,330	25,994	1,506	(141)	32,689
Operating loss	(5,330)	(13,820)	(1,506)	—	(20,656)
Other income (expense):
Interest income	625	—	40	—	665
Interest expense	(1,778)	—	—	—	(1,778)
Other (expense) income, net	(634)	7	7	—	(620)
Total (expense)other income	(1,787)	7	47	—	(1,733)

Equity in loss of subsidiaries	(15,272)	—	—	15,272	—
Net loss	$(22,389)	$(13,813)	$(1,459)	$15,272	$(22,389)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash (used in) provided by operating activities	(4,811)	4,452	8	—	(351)
Investing activities:
Purchases of construction in progress	(1,255)	(3,563)	(1,258)	—	(6,076)
Purchases of property, plant and equipment	(19)	(109)	(57)	—	(185)
Proceeds from maturities of marketable securities	—	—	2,000	—	2,000
Restricted cash and marketable securities, net	66	—	—	—	66
Other	20	—	—	—	20
Cash (used in) provided by investing activities	(1,188)	(3,672)	685	—	(4,175)
Financing Activities:
Proceeds from the issuance of convertible debt	5,000	—	—	—	5,000
Proceeds from reverse repurchase transaction	—	—	1,800	—	1,800
Payments on reverse repurchase transaction	—	—	(1,800)	—	(1,800)
Payments to parent/subsidiaries	(19,574)	(18,719)	(2,004)	40,297	—
Advances /from parent/subsidiaries	21,124	17,939	1,234	(40,297)	—
Payment debt issue cost	(491)	—	—	—	(491)
Other	5	—	—	—	5
Cash provided by (used in) financing activities	6,064	(780)	(770)	—	4,514
Increase (decrease) in cash and cash equivalents	65	—	(77)		(12)
Cash and cash equivalents, beginning of period	6,550	—	1,117	—	7,667
Cash and cash equivalents, end of period	$6,615	$—	$1,040	$—	$7,655

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities	(6,458)	(11,718)	(1,760)	—	(19,936)
Investing activities:
Purchases of construction in progress	(1,182)	(1,360)	(475)	—	(3,017)
Purchases of property, plant and equipment	(122)	(2)	(4)	—	(128)
Purchase of marketable securities	(5,000)	—	—	—	(5,000)
Proceeds from maturities of marketable securities	27,500	—	—	—	27,500
Restricted cash	146	—	—	—	146
Other	—	5	—	—	5
Cash provided by (used) in investing activities	21,342	(1,357)	(479)	—	19,506
Financing Activities:
Advances to/from parent/subsidiaries	13,314	26,389	2,071	(41,774)	—
Payments to/from parent/subsidiaries	(28,460)	(13,314)	—	41,774	—
Proceeds from exercise of options and warrants	55	—	—	—	55
Payments on capital leases and other	(19)	—	—	—	(19)
Cash (used in) provided by financing activities	(15,110)	13,075	2,071	—	36
Increase (decrease) in cash and cash equivalents	(226)	—	(168)	—	(394)
Cash and cash equivalents, beginning of period	25,194	—	1,764	—	26,958
Cash and cash equivalents, end of period	$24,968	$—	$1,596	$—	$26,564

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries. C-Lock® refer to our subsidiary C-Lock Technology Inc. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants and GreenCert™, refer to our patented processes and technologies.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and the Consolidated Financial Statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant. As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we have begun to generate revenue and incur more substantial mining costs. In the future, we plan to build, own and operate K-Fuel and K-Direct refineries domestically and internationally, both wholly owned and through joint ventures. Through C-Lock Technology we plan to generate future revenues from the measurement of greenhouse gases and third-party certification of environmental improvements as carbon credits. While we anticipate our Plant costs to decline in 2009, in comparison to 2008, we will continue to incur various costs related to maintaining the site in a non-operational mode. As our operations expand, we expect our revenue and cost structure will also increase.  The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

See our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

Our segments include the C-Lock segment, the Plant segment, the Mining segment and the Technology segment. The Mining segment primarily represents the mining operations of our subsidiary Buckeye and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The C-lock segment reflects activities related to the measurement of green house gases and third-party certification of environmental improvements as carbon credits, called GreenCert. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the first quarter of 2009 and 2008 were $17.8 million and $12.0 million, respectively.

Revenues in our Mining segment for the first quarter of 2009 and 2008 were $17.7 million and $11.7 million respectively, as follows:

•
Coal revenue includes mined raw and prepared coal sales within our Buckeye operations.  Coal revenues were $16.4 million and $9.7 million for the first quarter of 2009 and 2008, respectively.  Coal sales for the first quarter ended 2009 were 186,570 tons or $87.90 sales realization per ton sold compared to 162,265 tons or $59.78 sales realization per ton sold, for the first quarter of 2008.  The increase in the first quarter 2009 was primarily due to higher coal sales prices when compared to the same quarter ended 2008.

•
Brokered coal sales, net are derived from revenues less the costs associated with the purchase of coal from other coal producers, which we ship directly to customers.  Brokered coal sales, net were $5,000 for the first quarter of 2009 compared to $55,000 for the first quarter of 2008. We enter into brokered coal sales as opportunities arise or as needed to meet certain customers requests, and as a result, revenues in this area fluctuate.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio.  Ash disposal revenues were $1.3 million for the first quarter of 2009 compared to $2.0 million for the first quarter of 2008.  The decrease for the first quarter 2009 was due to a large customer who had idled their facility for repair and maintenance. We anticipate an increased volume in ash disposal for the remaining periods in 2009.

K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties.  Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties.  The remaining revenue related to the raw or prepared coal is reflected in Mining revenues.  K-Fuel refined coal and blended K-Fuel refined coal sales were $0 for the first quarter 2009, and $291,000 for the first quarter 2008 and are included in our Plant segment. We anticipate no revenue for 2009, due to our decision to idle our Fort Union plant in March 2008.

Coal Mining Operating Expenses

Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs.  Coal mining operating expenses were $12.5 million and $8.7 million for the first quarters ended 2009 and 2008, respectively.  The total tonnage mined during the quarter ended March 31, 2009 increased by 45% compared to the same quarter ended 2008. The increase in cost per ton of coal mined in comparing the quarter ended

March 31, 2009 to March 31, 2008 is primarily due to higher than anticipated rock content in our deep mine.  We anticipate the rock content to return to historical levels during the second half of 2009.

Ash disposal

Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility.  Ash disposal expenses were $1.1 million and $1.5 million for the quarters ended March 31, 2009 and 2008, respectively.  The decrease in the first quarter 2009 costs correlates with the decrease in revenue for the same period ended March 31, 2009 when compared to the same period ended 2008.

General and Administrative

Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures. As a result of idling our Fort Union plant, these allocated costs have significantly decreased in our Plant segment and increased in other segments most notable in our Technology segment, when comparing the period ended March 31, 2009 to the period ended March 31, 2008.

The following table summarizes our general and administrative costs for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Employee non-cash, share-based compensation	$1,665	$2,086
Employee-related costs	3,223	3,495
Professional fees	1,088	1,199
Office and travel costs	850	1,128
Insurance and other	1,127	1,118
Total general and administrative	$7,953	$9,026

Employee non-cash, share-based compensation expenses were $1.7 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively, substantially all of which related to our Technology segment.  The decrease for the three months ended March 31, 2009 compared to the same period ended in 2008 was primarily due to the reduction in our employee headcount, which resulted in less non-cash compensation expense during the three months ended March 31, 2009.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs associated with each of our segments for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Technology	$861	$1,636
C-Lock	1,179	457
Mining	1,017	594
Plant	166	808
Total employee-related	$3,223	$3,495

The decrease for the three months ended March 31, 2009 in comparison to the comparable period in 2008 was primarily due to reducing personnel at our corporate headquarters and our Fort Union plant.  Offsetting these decreases were increases in personnel in our C-Lock segment, an overall increase in health and benefit insurance costs and changes in the allocation of corporate costs between our segments.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Technology	$696	$521
C-Lock	322	103
Mining	51	99
Plant	19	476
Total professional fees	$1,088	$1,199

The decrease for the three months ended March 31, 2009 in comparison to the same period ended 2008 was primarily due to fewer professional fees due to the idling of our Fort Union plant.  These declines were offset by higher professional fees in our C-Lock segment as we expand this aspect of our business.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Technology	$511	$616
C-Lock	245	140
Mining	69	53
Plant	25	319
Total office and travel	$850	$1,128

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Technology	$681	$652
C-Lock	226	210
Mining	206	167
Plant	14	89
Total insurance and other	$1,127	$1,118

Plant costs

Subsequent to the idling of the Fort Union plant, costs primarily consist of salaries and wages, security and repair and maintenance.  Previously plant costs primarily included purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, byproducts and water disposal, and employee-related costs, which are reflected in our Plant segment.  Plant costs were $488,000 and $11.2 million for the three months ended March 31, 2009 and 2008, respectively.  Plant costs decreased for the three ended March 31, 2009 primarily due to the idling of our Fort Union plant in late March 2008.  While we anticipate further plant costs reductions, we will continue to incur various costs related to maintaining the site in a non-operating mode.

Other Income Expense

Interest income

Interest income for the first quarter 2009 was $47,000 compared to $665,000 for the same period ended 2008.  The decrease in interest income for the first quarter ended March 31, 2009 compared to the same period ended March 31, 2008 was attributed to a lower invested balance and reduced interest rates in the market place in 2009.

Interest expense

Interest expense for the quarter ended March 31, 2009 was $569,000 compared to $1.8 million for the same period ended 2008.  The interest expense relates to the 2007 Notes and 2009 Notes more fully described in Note 4 – Debt above.  We anticipate interest expense to continue to decrease in future periods due to the conversion of 71% of our outstanding 2007 Notes, which occurred in the third quarter of 2008 and resulted in decreased interest expense of $1.2 million for the quarter ended March 31, 2009 as compared to the similar quarter ended 2008. A portion of this decrease will be offset by additional interest related to the 2009 Notes.

Other (expense) income

During the first quarter 2009, other income was $664,000 as compared to other expense of $620,000 for the same period ended 2008.  We are required to evaluate the fair value of the embedded derivatives at the end of each subsequent reporting period. We recognized an increase in the fair value of the derivatives of $307,000 during the three months ended March 31, 2009.  In addition, we recognized a $200,000 gain on the liquidation of our auction rate security during the quarter ended March 31, 2009. During the quarter ended March 31, 2008, we recognized a decrease in the value of the derivative of $640,000.  This fair value adjustment is a non-cash item and each quarter’s estimation exercise is impacted, in part, by our stock price. For additional information, see Note 4—Debt.

Liquidity and Capital Resources

We have reduced our cash flow used in operations by $19.6 million, when comparing the quarter ended March 31, 2009 to the same period in 2008. We accomplished these savings principally by suspending operations at our Fort Union plant, reducing professional fees and other general and administrative costs. These cost reductions were offset by the expansion of our C-Lock operations, including the addition of personnel and other administrative costs associated with developing a business. In addition, we have invested $6.3 million in capital expenditures, primarily related to Buckeye, C-Lock’s software development and completion of the K-Fuel enhanced tower design and other K-Fuel process development during the quarter ended March 31, 2009. The capital expenditures, principally associated with our Buckeye operations, were related to capitalized maintenance and acquisition of certain equipment, which has positioned it to expand its production in 2009 and thereafter.

As previously mentioned, we are evaluating several strategic alternatives including, but not limited to, the potential sale or joint venture of Buckeye. If this evaluation indicates that sale or joint venture of Buckeye is not appropriate at this time, we will retain and continue to operate it. Alternatively, sale or joint venture of Buckeye could provide Evergreen with immediate access to significant capital that could be reinvested in the growth of our C-Lock and K-Fuel energy technologies. In order to ensure that we had sufficient operating capital, we issued the 2009 Notes to provide financial flexibility as we complete this evaluation.  See further discussion of the 2009 Notes in Note 4 – Debt.

During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders of the 2007 Notes to exchange $67.1 million in aggregate principal amount of the notes, for an aggregate of 48.6 million shares of our common stock. These exchange transactions will dramatically reduce the interest we owe related to these notes in 2009. See further discussion in Note 4- Debt.

We believe because of the actions described above, along with the anticipated cash flows from our Buckeye operations, the proceeds of 2009 Notes described above and the ability to adjust capital and certain operational spending, our current cash level is sufficient to support our corporate and other operations for the foreseeable future. However, if Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. Further, continued market disruptions associated with the global credit crisis could cause broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

As we complete our strategic evaluation and identify alternatives, or as opportunities arise to construct K-Fuel facilities, further expand Buckeye’s production volumes, accelerate our C-Lock operations, or our anticipated operating cash flows are less than expected, due to among other things, lower than anticipated production at Buckeye or a protracted global credit crisis, we may need to obtain additional funding. We plan to seek additional capital from time to time as needed principally through: (1) equity offerings; (2) debt or debt offerings; (3) partnering with third parties in the construction and operation for some of our large-scale commercial plants through the formation of joint ventures; and (4) sales or potential joint venture of certain assets. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

Cash Used in Operating Activities

Cash used in operating activities was $351,000 and $19.9 million for the three months ended March 31, 2009 and 2008, respectively.  The majority of the cash used in operating activities for the three months ended March 31, 2009 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities for the three months ended March 31, 2009 were non-cash, stock-based compensation expense of $1.7 million and depreciation, depletion and amortization of $2.6 million.  The most significant adjustment to net loss to arrive at cash used in operating activities for the three months ended March 31, 2008, were non-cash compensation expense resulting in a $2.1 million charge and depreciation, depletion and amortization of $2.0 million, primarily from the operations of Buckeye.

Cash Used in Investing Activities

Cash (used in) and provided by investing activities was ($4.2) million and $20.0 million for the three months ended March 31, 2009 and 2008, respectively.  The majority of the uses of cash relate to the following:

•	We spent $6.3 million on our capital equipment and future plant design for the three months ended March 31, 2009 and $3.0 million for the three months ended March 31, 2008.

•
We purchased $5.0 million of marketable securities for the three months ended March 31, 2008 and we received proceeds from maturities of $2.0 million and $27.5 million in the three months ended March 31, 2009 and 2008, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2009 was $4.5 million compared to $36,000 for the three months ended March 31, 2008.  The increase between the two periods principally relates to the issuance of the 2009 Notes as further described in Note 4 – Debt.

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

Changes in Internal Control over Financial Reporting

  There were no changes in our internal control over financial reporting that occurred in the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings which involve us, any of our subsidiaries or any of our properties.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on  Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the closing of the first tranche of the 2009 Notes, in March 2009, we issued a warrant to purchase 175,000 shares of our common stock to Rodman & Renshaw, LLC, who served as placement agent with respect to the 2009 Notes. The warrants have an exercise price of $1.30 and expire in March 2014.  The warrant was issued in connection with the provision of investment banking services and as partial consideration for serving as placement agent and we relied upon the exemption from registration provided by Section 4(2) of the Securities Act with respect to the issuance.

During the quarter ended March 31, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been disclosed above or that have not been reported in a Form 8-K except related to our 2009 Notes.  We reported the offer and sale of our 2009 Notes in our annual report on Form 10-K for the fiscal year ended December 31, 2008, in Part II, Item 9B.

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

EVERGREEN ENERGY INC.

Date: May 8, 2009	By:	/s/ KEVIN R. COLLINS
Kevin R. Collins
Chief Executive Officer and President

Date: May 8, 2009	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer