Form 10-Q
period 2009-06-30
EVERGREEN ENERGY INC
filed 2009-08-07
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 5, 2009, there were 133,658,276 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008
	(in thousands)
Assets
Current:
Cash and cash equivalents	$3,508	$7,667
Accounts receivable, net	4,582	6,640
Inventory	1,816	958
Prepaid and other assets	1,324	833
Total current assets	11,230	16,098
Property, plant and equipment, net of accumulated depreciation	29,906	29,965
Construction in progress	21,509	17,702
Mineral rights and mine development, net of accumulated depletion	17,294	18,032
Restricted cash	13,386	13,444
Debt issue costs, net of amortization	2,029	1,330
Other assets	3,453	4,870
Total assets	$98,807	$101,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,358	$6,583
Accrued liabilities	9,174	6,920
Short-term debt	10,000	—
Other current liabilities	374	332
Total current liabilities	23,906	13,835
Long-term debt	27,988	28,573
Deferred revenue	8,732	6,732
Asset retirement obligations	6,659	6,505
Deferred rent and other liabilities, less current portion	1,664	1,946
Total liabilities	68,949	57,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 133,623 and 124,086 shares issued and outstanding, respectively	129	124
Additional paid-in capital	518,645	517,029
Accumulated deficit	(487,906)	(473,303)
Equity attributable to Evergreen Energy Inc. stockholders’	30,868	43,850
Equity attributable to noncontrolling interest	(1,010)	—
Total stockholders’ equity	29,858	43,850
	$98,807	$101,441

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$13,849	$15,950	$31,560	$27,692
K-Fuel refined coal and blended K-Fuel refined coal	—	138	—	429
Consulting and other	16	—	150	—
Total operating revenue	13,865	16,088	31,710	28,121

Operating expenses:
Coal mining operating costs	12,245	13,450	25,981	23,862
General and administrative	6,037	7,665	13,990	16,691
Plant costs	516	2,906	1,004	14,115
Depreciation, depletion and amortization	2,418	2,166	5,051	4,155
Research and development	16	14	47	67
Total operating expenses	21,232	26,201	46,073	58,890

Operating loss	(7,367)	(10,113)	(14,363)	(30,769)

Other income (expense):
Interest income	11	287	58	952
Interest expense	(1,526)	(1,861)	(2,095)	(3,639)
Other income, net	123	1,208	787	588
Total other (expense) income	(1,392)	(366)	(1,250)	(2,099)

Net loss	(8,759)	(10,479)	(15,613)	(32,868)
Less: net loss attributable to noncontrolling interest	524	—	1,010	—
Net loss attributable to Evergreen Energy Inc.	$(8,235)	$(10,479)	$(14,603)	$(32,868)

Basic and diluted net loss per common share	$(0.06)	$(0.13)	$(0.11)	$(0.39)
Weighted-average common shares outstanding	130,247	83,598	127,240	83,469

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	Equity
	(in thousands)

Balance at January 1, 2009	$43,850	$—	$43,850
Warrants issued related to debt financing	380	—	380
Share-based compensation expense related to employees, directors and other	919	—	919
Debt for equity transactions	322		322
Net loss	(14,603)	(1,010)	(15,613)
Balance at June 30, 2009	$30,868	$(1,010)	$29,858

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Operating activities:
Net loss	$(15,613)	$(32,868)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees, directors and consultants	919	3,572
Depreciation, depletion and amortization	5,051	4,155
Amortization of debt issuance costs	752	484
Amortization of initial fair value of derivative	(84)	(283)
Debt for equity exchange	(167)	—
Derivative fair value adjustment	(176)	230
Asset retirement obligation accretion	147	142
Gain on marketable securities	(200)	—
Other	112	(34)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	1,903	451
Inventory	(1,013)	363
Prepaid expenses and other assets	(602)	750
Deferred revenue and other obligations	2,047	25
Accounts payable and accrued expenses	858	(2,058)
Cash used in operating activities	(6,066)	(25,071)

Investing activities:
Purchases of construction in progress	(8,798)	(6,775)
Purchases of property, plant and equipment	(299)	(792)
Purchases of marketable securities	—	(5,000)
Proceeds from maturities of marketable securities	2,000	27,500
Change in restricted cash	58	(1,887)
Other	20	10
Cash (used in) provided by investing activities	(7,019)	13,056

Financing Activities:
Proceeds from issuance of convertible debt	10,000	—
Proceeds from exercise of options and warrants	—	55
Proceeds from reverse repurchase transaction	1,800	—
Payments on reverse repurchase transaction	(1,800)	—
Payments of debt issuance costs	(1,073)	—
Other	(1)	(7)
Cash provided by financing activities	8,926	48

Increase (decrease) in cash and cash equivalents	(4,159)	(11,967)
Cash and cash equivalents, beginning of period	7,667	26,958
Cash and cash equivalents, end of period	$3,508	$14,991

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, GreenCert and GreenCert™, refer to our patented processes and technologies.

(1)   Business and Basis of Presentation

We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies GreenCert and K-Fuel. Our GreenCert technology delivers a science-based carbon information management solution built on a platform of IBM products and solutions to measure greenhouse gases and certifiable carbon emission reduction credits.  Our K-Fuel technology platform and proven production process, delivers a cleaner, more efficient and affordable solid fuel available to meet the growing energy demands of industrial and utility customers while addressing important environmental concerns.  We provide transformative green energy solutions for cleaner coal production and precise, scientific carbon measurement.  Our goal is to transition to a green technology company generating revenue from licensing our proprietary technologies.

Over the last several months, we have been evaluating several alternatives related to strategic positioning of the company, including the potential sale or joint venture of Buckeye Industrial Mining Co. (“Buckeye”), which is not strategic to the further development of our GreenCert and K-Fuel technologies.  We have recently entered into an exclusivity arrangement with one particular party, which we believe will lead to a definitive agreement to sell Buckeye. The sale of Buckeye could provide us with immediate access to significant capital that could be reinvested in the growth of our GreenCert and K-Fuel technologies.  If we do not sell Buckeye, we will retain it and continue its operations.

On August 4, 2009 we reached an agreement with an investment group for a financing of $25.0 million, including a $20 million commitment from one significant, long-time shareholder and $5 million in additional commitments from two other shareholders and members of the Board of Directors, including our chairman M. Richard Smith and our CEO, Thomas H. Stoner Jr.. Finalization of the agreement is subject to a review of the Buckeye security interest and customary closing conditions.  The term sheet, as drafted, requires that a portion of proceeds be used to repay the 2009 Convertible Notes and we may use the remaining proceeds for working capital purposes.  The term sheet provides that notes will bear interest at 8% and will be due at the earlier of the sale of Buckeye or December 31, 2010. Lastly, we anticipate issuing 5 million warrants at a premium to the stock price.  We expect to close the transaction no later than September 19, 2009.

In March 2009, we executed a senior secured convertible note agreement which provides for the issuance of  up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (the “2009 Convertible Notes”) in three $5 million tranches. The first $5 million tranche was funded in March 2009. Upon our request the second $5 million tranche was funded in April 2009 and the third tranche was funded in July 2009.  See further discussion in Note 4 – Debt.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future.  We believe because of our decision to suspend operations at our Fort Union plant, along with the anticipated cash flows from our Buckeye operations, or its sale, the proceeds of the 2009 Convertible Notes described above, the ability to adjust capital and certain operational spending, and the anticipated proceeds from the investor group financing described above, our current cash level is sufficient to support our corporate and other operations for the foreseeable future. Over the last year, we have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and reducing professional fees and other general and administrative costs.  A portion of these savings have been offset by further investment in our C-Lock business. If Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. Further, continued market disruptions associated with the global credit crisis could cause broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

These financial statements and related notes thereto contain unaudited information as of and for the three and six months ended June 30, 2009 and 2008.  In the opinion of management, the statements include all the adjustments necessary, of a normal and recurring nature, to fairly present our condensed consolidated results of operations, financial position, and cash flows as of and for the six months ended June 30, 2009 and 2008.  The condensed consolidated results of operations for the three and six months and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results or cash flows expected for the full year.  All intercompany transactions and balances have been eliminated.  The financial information as of June 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on March 26, 2009.

(2)   Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as noncontrolling interest the portion of these entities that we do not own. All intercompany transactions and balances have been eliminated

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended June 30, 2009 and 2008.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended June 30, 2009 and 2008 were 23.9million and 30.3 million, respectively, and are comprised of outstanding stock options, unvested restricted stock grants, warrants to purchase our common stock and convertible shares relating to our 2007 convertible secured notes and our 2009 convertible secured notes.  See Note4— Debt.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Marketable securities.  As of June 30, 2009 and December 31, 2008, our balance sheet reflects $0 and $1.8 million of marketable securities, which were auction rate securities and were reflected in long-term other assets. In February 2009, we entered a reverse repurchase transaction for $1.8 million of our auction rate security which had a $2.0 million par value. Through the reverse repurchase transaction, we were able to borrow 90% of the par value of the auction rate security with an interest rate comparable to the interest earned on the auction rate security.  In March 2009, we liquidated the auction rate security at $2 million, resulting in a gain of $200,000, which has been recorded in Other Income for the six months ended June 30, 2009.

Inventory.  Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market.  Our practice is to value coal and purchased coal based on the average cost method by the applicable type of coal.  Inventory principally consisted of $1.8 million and $804,000 of washed or prepared coal, raw coal and inventory in transit and $0 and $154,000 of spare parts and supplies as of June 30, 2009 and December 31, 2008, respectively.

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

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Standard Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity. The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component. Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Our embedded derivative is accounted for pursuant to the guidance of FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  FSP APB 14-1 does not apply to convertible debt instruments containing embedded derivatives that are accounted for under SFAS 133 and the adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

We adopted the provisions of FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160, effective January 1, 2009. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. SFAS 160 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.  As of December 31, 2008 we had granted C-Lock shares to employees and others that represented a 22% noncontrolling interest.  During the six months ended June 30, 2009, we granted additional C-Lock shares, increasing to 23% the noncontrolling interest.. The impact of the change in ownership was immaterial to the financial statements as a whole.

In connection with our adoption of SFAS 160, we recorded into our consolidated equity accounts the noncontrolling interests in C-Lock Technology, Inc.  At December 31, 2008, the carrying amount of noncontrolling interests was zero, due to the accumulated net losses and the application of ARB 51.  We are not permitted to attribute losses incurred prior to the adoption of SFAS 160 to our noncontrolling interest. Under SFAS 160, we attribute losses to noncontrolling interest even if such attribution results in a deficit noncontrolling interest balance within our equity accounts.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective on April 1, 2009.  We are unable to estimate the fair value of our debt without incurring excessive costs because a quoted market price is not available, we have not developed the valuation model necessary to make the estimate, the market conditions have dramatically changed and the cost of obtaining an independent valuation would be excessive. The adoption of this pronouncement did not have a material impact on our financial statements. See Note 4—Debt for further details.

 In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 incorporates the accounting and disclosure requirements related to subsequent events found in auditing standards into U.S. GAAP, effectively making management directly responsible for subsequent events accounting and disclosures. SFAS 165 also requires disclosure of the date through which subsequent events have been evaluated. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have adopted this pronouncement beginning with the interim period ended June 30, 2009 and it did not have an impact on our results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 has been replaced by SFAS 168 described below.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (SFAS 166), which is effective for interim and annual fiscal periods beginning after November 15, 2009.  This standard removes the concept of a qualifying special-purpose entity from FASB Statement No. 140 and removes the exception from applying FASB Interpretation No. 46(R) (revised December 2003) Consolidation of Variable Interest Entities to variable interest entities that are qualifying special-purpose entities (FIN 46(R)).  This standard modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized.  This standard also requires enhanced disclosure regarding transfers of financial interests and a transferor’s continuing involvement with transferred assets.  The adoption of this pronouncement is not expected to have a material impact on our financial statements.

In conjunction with SFAS No. 166, FASB issued FAS 167, Amendment to FASB Interpretation No 46(R) (“SFAS 167”).  This statement requires an entity to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity ("VIE").  The analysis identifies the primary beneficiary of a variable interest entity (VIE) as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.   With the removal of the QSPE exemption, established QSPEs must be evaluated for consolidation under this statement.  This statement requires enhanced disclosures to provide users of financial statements with more transparent information about and an enterprise's involvement in a VIE.  Further, this statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  We are not, currently, the primary beneficiary of any VIEs.  The effective date for FAS 167 is January 1, 2010.  We are in the process of evaluating the impact, if any, upon the adoption of this pronouncement.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168), which is effective for interim and annual fiscal periods ending after September 15, 2009.  This standard replaces SFAS 162, and the codification from this standard will supersede all then-existing non-SEC accounting and reporting standards to become the sole source of authoritative U.S. GAAP.  The adoption of this pronouncement is not expected to have a material impact on our financial statements.

(3)   Supplemental Cash Flow Information

	Six months ended
	June 30, 2009	June 30, 2008
	(in thousands)

Cash paid for interest	$2,300	$3,800
Interest capitalized	502	255
Accounts payable and other liabilities included in property, plant and equipment	886	4,197
Accounts payable and other liabilities included in construction in progress	2,157	1,286
Transfers from construction in progress to property, plant and equipment	4,147	2,312

(4)   Debt

2007 Convertible Notes

On July 30, 2007 we completed the sale of our 8.00% Convertible Secured Notes due 2012, which we refer to as the 2007 Notes and are reflected in long-term debt in our condensed consolidated balance sheet.  During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the notes, for an aggregate of 48.6 million shares of our common stock and $3.5 million in cash, which was paid on October 1, 2008. We closed all transactions and issued all the shares by December 31, 2008, except for a portion of one of the transactions. During the six months ended June 30, 2009, we closed the remaining portion of the transaction and issued an aggregate of 9.3 million shares, representing $12.5 million in aggregate principal amount of the notes.

At issuance, we evaluated the 2007 Notes and concluded that they contained embedded derivatives that needed to be bifurcated for valuation purposes.  We used fair value modeling techniques to value these derivatives and recorded long-term assets and a corresponding increase in long-term debt in our condensed consolidated balance sheets at the date of issue of our 2007 Notes.  Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded a $131,000 loss for the three months ended June 30, 2009 and a $176,000 gain for the six months ended June 30, 2009. For further details see Note 9— Debt in Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008.

2009 Convertible Notes

In March 2009, we executed a senior secured convertible note agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes, which we refer to as the “2009 Convertible  Notes” in three $5 million tranches. The first $5 million tranche was funded in March 2009, the second $5 million tranche was funded in April 2009 and are reflected in short-term debt in our condensed consolidated balance sheet.  The third tranche was funded in July 2009. The 2009 Convertible Notes bear interest at a rate of 10% per annum beginning on the funding date of each tranche through December 20, 2009, which is required to be prepaid at the time the 2009 Convertible Notes are issued and is non-refundable. We prepaid $375,000 of interest related to the closing of the first tranche and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30.  In connection with the second tranche, we prepaid $351,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30.  We recognized $167,000 and $380,000 of debt issuance costs during the quarter ended June 30, 2009 and six months ended June 30, 2009, respectively, related to the warrants. The costs for the first tranche were estimated using a Black-Scholes option-pricing model using an expected life of five years, a dividend yield of zero, expected volatility of 91% and a risk free interest rate of 1.7% for the first tranche.  Cost for the second tranche were estimated using a Black-Scholes option-pricing model using an expected life of five years, a dividend yield of zero, expected volatility of 81% and a risk free interest rate of 2.4%

The 2009 Convertible Notes will mature at the earlier of December 20, 2009 or the sale of Buckeye and may be prepaid in whole or in part. Upon repayment, we will pay the face amount of the 2009 Convertible Notes outstanding at the rate of 110% if repaid after June 20, 2009 but before September 20, 2009 and 115% thereafter. The holder of the 2009 Convertible Notes may, at its option and at any time prior to the maturity date, convert such 2009 Convertible Notes, in whole or in part, into our common stock at a conversion price of $3.65 per share. In addition to other covenants, the note purchase agreement places limits on the ability of Buckeye to incur additional indebtedness or incur other liens upon its property. The 2009 Convertible Notes were co-issued by Evergreen Energy Inc., our wholly owned subsidiary Evergreen Operations, LLC and its wholly owned subsidiary, Buckeye Industrial Mining Co. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye’s assets and Evergreen Operations, LLC’s equity interest in Buckeye. For further details see Note 9— Debt in Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008.

(5)   Segments

Our segments include the C-Lock segment, the Plant segment, the Mining segment and the Technology segment. The Mining segment primarily represents the mining operations of our subsidiary Buckeye and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The C-Lock segment reflects activities related to the measurement of greenhouse gases and third party certification of environmental improvements as carbon credits, called GreenCert. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in 2008. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended June 30, 2009					Three Months Ended June 30, 2008
	C-Lock	Plant	Mining	Technology	Total	C-Lock	Plant	Mining	Technology	Total

Operating revenues:
Mining	$—	—	$13,849	$—	$13,849	$—	$—	$15,950	$—	$15,950
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—	—	138	—	—	138
Consulting and other	15	—	—	1	16	—	—	—	—	—
Total segment revenue	15	—	13,849	1	13,865	—	138	15,950	—	16,088

Operating expenses:
Coal mining operating costs	—	—	12,245	—	12,245	—	—	13,450	—	13,450
General and administrative	2,413	152	1,388	2,084	6,037	1,058	604	1,146	4,857	7,665
Plant costs	—	516	—	—	516	—	2,829	—	77	2,906
Total segment operating expense:	2,413	668	13,633	2,084	18,798	1,058	3,433	14,596	4,934	24,021

Segment operating (loss) income	$(2,398)	$(668)	$216	$(2,083)	$(4,933)	$(1,058)	$(3,295)	$1,354	$(4,934)	$(7,933)

Reconciliation to net loss:

Total segment operating (loss) Income					$(4,933)					$(7,933)
Depreciation, depletion and amortization					(2,418)					(2,166)
Research and development					(16)					(14)
Other income (expense), net					(1,392)					(366)
Net loss attributable to noncontrolling interest					524					—
Net loss attributable to Evergreen Energy Inc.					$(8,235)					$(10,479)

	Six Months Ended June 30, 2009					Six Months Ended June 30, 2008
	C-Lock	Plant	Mining	Technology	Total	C-Lock	Plant	Mining	Technology	Total

Operating revenues:
Mining	$—	—	$31,560	$—	$31,560	$—	$—	$27,692	$—	$27,692
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—	—	429	—	—	429
Consulting and other	149	—	—	1	150	—	—	—	—	—
Total segment revenue	149	—	31,560	1	31,710	—	429	27,692	—	28,121

Operating expenses:
Coal mining operating costs	—	—	25,981	—	25,981	—	—	23,862	—	23,862
General and administrative	4,718	378	2,888	6,006	13,990	2,141	2,332	2,281	9,937	16,691
Plant costs	—	1,004	—	—	1,004	—	14,018	—	97	14,115
Total segment operating expense:	4,718	1,382	28,869	6,006	40,975	2,141	16,350	26,143	10,034	54,668

Segment operating (loss) income	$(4,569)	$(1,382)	$2,691	$(6,005)	$(9,265)	$(2,141)	$(15,921)	$1,549	$(10,034)	$(26,547)

Total assets	$7,552	$2,136	$56,312	$32,807	$98,807

Reconciliation to net loss:

Total segment operating (loss) Income					$(9,265)					$(26,547)
Depreciation, depletion and Amortization					(5,051)					(4,155)
Research and development					(47)					(67)
Other income (expense), net					(1,250)					(2,099)
Net loss attributable to noncontrolling interest					1,010					—
Net loss attributable to Evergreen Energy Inc.					$(14,603)					$(32,868)

(6)   Stock Grants, Options and Warrants

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

During the six months ended June 30, 2009, we granted 973,000 stock options to our employees which had an immediate vest of 33% and the remaining portion will equally vest over the next two years from the grant date and expire seven years from anniversary date.  We also granted 70,000 options to our Board of Directors that immediately vested and expire three years from grant date.  Additionally, we granted 500,000 options to our new Chief Executive Officer that immediately vested on the date of grant and expire five years from the anniversary date and 3,000,000 restricted stock grants that vest in portions if our stock price reaches certain predetermined prices and expire four years from anniversary date. During the six months ended June 30, 2008, we granted 644,000 stock options to our employees which vest in five equal installments beginning on March 14, 2008.   In 2005, we issued restricted shares to our former Chief Executive Officer and recognized non-cash expense ratably over the requisite service period until his retirement in June 2009.  Since the restricted shares never vested and were forfeited upon his retirement, the cumulative non-cash compensation expense recorded since 2005 was reversed in the second quarter of 2009.  This reversal of non-cash compensation totaled $2.9 million for the three and six months ended June 30, 2009.  As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  The following table summarizes the assumptions used to value stock options granted during the six months ended June 30, 2009 and the six months ended June 30, 2008:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Weighted-average:
Risk free interest rate	2.60%	3.42%
Expected option life (years)	6	9
Expected volatility	85%	77%
Expected dividends	None	None

(7)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Since the 1996 amendment through June 30, 2009, we have made cumulative royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the maximum potentially owed under the cap to $73.0 million.  Mr. Theodore Venners, our Founder is entitled to 50% of net distributable royalties disbursed to the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc. Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors.  We leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars.  Prior to the execution of this agreement, our independent Board members approved this transaction.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  Per the agreement, we committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.  We did not pay anything for leasing fees for the three and six months ended June 30, 2009.  We paid $5,000 and $12,000 for the three and six months ended June 30, 2008, respectively.  As a result of the idling of our Fort Union plant, we terminated this agreement.

       Consulting

We previously had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Founder.  We entered into agreements with Venners & Company for these services at a fixed monthly fee plus certain performance bonuses.  In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work.  In May 2008, after the final payment, our obligation ceased.  During the three and six months ended June 30, 2008 we expensed $23,000 and $38,000, respectively.  We have not incurred any costs under this consulting agreement during the three and six months ended June 30, 2009.

       Licensing

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements.  In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract.  In August 2007, the developer of the proprietary technology became an employee of Evergreen Energy.  We granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vested on April 3, 2008. We recognized $236,000 and $177,000 of non-cash compensation expensed for the six and three months ended June 30, 2008, respectively.

In December 2004, we entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which we agreed to license to Cook Inlet Coal our proprietary K-Fuel coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal.  Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal.  Mr. John Venners, brother of our Founder, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.  Effective May 1, 2007, the licensing agreement was assigned to a third party.  Effective December 10, 2008, the third party reassigned the licensing agreement to Cook Inlet Coal.

Other

In December 2007, our subsidiary, C-Lock Technology, Inc., in conjunction with IBM and Enterprise Information Management, Inc., developed a greenhouse gas meter called GreenCert.  This meter, which is owned by C-Lock, was developed on IBM Websphere Portal-based software, which can calculate carbon reductions across multiple industries and devices.  One of our former non-executive employees serves on the board of directors of Enterprise Information Management.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  We incurred costs of $1.5 million and $1.8 million during the three and six months ended June 30, 2009, respectively and $844,000 and $1.5 million for the same periods ended June 30, 2008, respectively.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of June 30, 2009 represent a 23% ownership interest in C-Lock Technology, Inc.

(8)   Commitments and Contingencies

Litigation

Our Buckeye subsidiary has been named as a third-party defendant in a lawsuit filed on May 16, 2008, as follows: CWC Textron v. American Colloid, in the Circuit Court for the Coundy of Oakland, State of Michigan.

CWC Textron (“CWC”) manufactured camshafts for sale to Chrysler.  In 2007, Chrysler observed a defect occurring in approximately 20,000 camshafts and called that to the attention of CWC.  Chrysler and CWC investigated the cause of the defect over the course of 2007 and ultimately agreed to resolve the problem.  It was estimated prior to Buckeye’s  involvement in the litigation that CWC incurred approximately $600,000 to resolve the problem.  CWC blames the defect on elevated sulfur content in the coal it used in making its casting molds.  CWC claims it obtained that coal from American

Colloid.  American Colloid claims that the coal it provided to CWC came from Buckeye via a broker, Woodruff Coal Company (“Woodruff”).  American Colloid now further claims that the testing results it received from Woodruff on the sulfur content of the coal were altered.  CWC sued American Colloid in May, 2008 for breach of contract and indemnification with regard to its costs.  In April, 2009, American Colloid brought a third party claim against Buckeye and Woodruff for breach of contract, fraud and indemnification.  We believe Buckeye has meritorious defenses in this matter and we will contest all of the claims asserted against Buckeye.  As the litigation is in the early stages, it is not possible to predict the outcome of this matter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

The following table presents information about our net assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
Embedded derivatives	$201	$—–	$—	$201

The following table represents the change in fair value for the six months ended June 30, 2009:

	Balance at December 31, 2008	Settlement	Unrealized gain	Realized gain	Balance at June 30, 2009
	(in thousands)
Embedded derivatives (1)	$25		$176	$—	$201
Auction rate securities (2)	1,800	2,000	—	200	—
____________________

The following table represents the change in fair value for the six months ended June 30, 2008:

	Balance at December 31, 2007	Unrealized loss	Balance at June 30, 2008
	(in thousands)s
Embedded derivatives (1)	$1,470	$(230)	$1,240
Auction Rate Securities (2)	2,000	—	2,000
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

(2)
We were required to make significant estimates and assumptions when fair valuing auction rate securities.  Our estimates were based upon consideration of various factors including the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.

 (10)   Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three and six months ended June 30, 2009 and 2008; our consolidating balance sheets as of June 30, 2009 and December 31, 2008, and our consolidating statements of cash flows for the six months ended June 30, 2009 and 2008.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC.  The 2009 Convertible Notes are not guaranteed by any subsidiaries and are reflected in the Evergreen Energy Inc. column.  The 2009 Convertible Notes were co-issued by Evergreen Energy Inc., our wholly owned subsidiary Evergreen Operations LLC and its wholly owned subsidiary, Buckeye Industrial Mining Company. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye’s assets and Evergreen Operations LLC’s equity interest in Buckeye.  The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technology, Inc. which is 77% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements. Transactions effecting our consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock and warrant issuances. These transactions for all periods relate to our parent, Evergreen Energy Inc.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2009

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets

Current:
Cash and cash equivalents	$2,581	$5	$922	$—	$3,508
Accounts receivable, net	—	4,558	24	—	4,582
Inventory	—	1,816	—	—	1,816
Receivable from parent 2009 convertible notes	—	10,000	—	(10,000)	—
Prepaid and other assets	638	349	337	—	1,324
Total current asset	3,219	16,728	1,283	(10,000)	11,230
Property, plant and equipment, net of accumulated depreciation	2,984	24,115	2,807	—	29,906
Construction in progress	11,440	5,747	4,322	—	21,509
Mineral rights and mine development, net of accumulated depletion	—	17,294	—	—	17,294
Restricted cash	13,386	—	—	—	13,386
Debt issuance costs, net of amortization costs	2,029	—	—	—	2,029
Investment in consolidated subsidiaries	(257,670)	—	—	257,670	—
Due from subsidiaries	297,776	—	—	(297,776)	—
Other assets	1,247	580	1,626	—	3,453
	$74,411	$64,464	$10,038	$(50,106)	$98,807
Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable	$704	$3,523	$131	$—	$4,358
Accrued liabilities	4,435	2,770	1,969	—	9,174
Short-term debt	10,000	10,000	—	(10,000)	10,000
Other current liabilities	197	—	177	—	374
Total current liabilities	15,336	16,293	2,277	(10,000)	23,906
Long-term debt	27,988	—	—	—	27,988
Deferred revenue, less current portion	—	—	8,732	—	8,732
Due to parent		256,654	41,122	(297,776)	—
Asset retirement obligations	—	6,659	—	—	6,659
Other liabilities, less current portion	1,229	366	69	—	1,664
Total liabilities	44,553	279,972	52,200	(307,776)	68,949
Commitments and contingencies
Total equity (deficit)	29,858	(215,508)	(42,162)	257,670	29,858
	$74,411	$64,464	$10,038	$(50,106)	$98,807

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$6,550	$—	$1,117	$—	$7,667
Accounts receivable, net	—	6,640	—	—	6,640
Marketable securities	—	—	—	—	—
Inventory	—	958	—	—	958
Prepaid and other assets	326	350	157	—	833
Total current assets	6,876	7,948	1,274	—	16,098
Property, plant and equipment, net of accumulated depreciation	3,597	23,098	3,270	—	29,965
Construction in progress	10,700	4,603	2,399	—	17,702
Mineral rights and mine development, net of accumulated depletion	—	18,032	—	—	18,032
Restricted cash	13,444	—	—	—	13,444
Debt issuance costs, net of amortization	1,330	—	—	—	1,330
Investment in consolidated subsidiaries	(250,244)	—	—	250,244	—
Due from subsidiaries	293,767	—	—	(293,767)	—
Other assets	1,106	492	3,272	—	4,870
	$80,576	$54,173	$10,215	$(43,523)	$101,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,004	$3,579	$—	$—	$6,583
Accrued liabilities	3,813	2,308	799	—	6,920
Other current liabilities	182	—	150	—	332
Total current liabilities	6,999	5,887	949	—	13,835
Long-term debt	28,573	—	—	—	28,573
Deferred revenue	—	—	6,732	—	6,732
Due to parent	—	254,964	38,803	(293,767)	—
Asset retirement obligations	—	6,505	—	—	6,505
Other liabilities, less current portion	1,154	629	163	—	1,946
Total liabilities	36,726	267,985	46,647	(293,767)	57,591
Commitments and contingencies
Total equity (deficit)	43,850	(213,812)	(36,432)	250,244	43,850
	$80,576	$54,173	$10,215	$(43,523)	$101,441

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$13,849	$—	$—	$13,849
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—
Consulting and other	—	—	16	—	16
Total operating revenue	—	13,849	16	—	13,865
Operating expenses:
Coal mining operating costs	158	12,087	—	—	12,245
General and administrative	1,823	1,540	2,674	—	6,037
Plant costs	—	516	—	—	516
Depreciation, depletion and amortization	342	1,779	297	—	2,418
Research and development	—	—	16	—	16
Total operating expenses	2,323	15,922	2,987	—	21,232
Operating loss	(2,323)	(2,073)	(2,971)		(7,367)
Other income (expense):
Interest income	10	—	1	—	11
Interest expense	(1,526)	—	—	—	(1,526)
Other income, net	210	(87)	—	—	123
Total other (expense) income	(1,306)	(87)	1		(1,392)

Equity in loss of subsidiaries	(5,130)	—	—	5,130	—
Net loss	(8,759)	(2,160)	(2,970)	5,130	(8,759)
Less: net loss attributable to noncontrolling interest	—	—	—	524	524
Net loss attributable to Evergreen Energy Inc.	$(8,759)	$(2,160)	$(2,970)	$5,654	$(8,235)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$15,950	$—	$—	$15,950
K-Fuel refined coal and blended K-Fuel refined coal	—	138	—	—	138
Intercompany consulting and other	—	30	—	(30)	—
Total operating revenue	—	16,118	—	(30)	16,088
Operating expenses:
Coal mining operating costs	156	13,294	—	—	13,450
General and administrative	4,526	1,750	1,389	—	7,665
Plant costs	—	2,829	77	—	2,906
Cost of intercompany consulting revenue and other	—	30	—	(30)	—
Depreciation, depletion and amortization	411	1,720	35	—	2,166
Research and development	—	—	14	—	14
Total operating expenses	5,093	19,623	1,515	(30)	26,201
Operating loss	(5,093)	(3,505)	(1,515)	—	(10,113)
Other income (expense):
Interest income	258	—	29	—	287
Interest expense	(1,861)	—	—	—	(1,861)
Other income, net	422	785	1	—	1,208
Total other (expense) income	(1,181)	785	30	—	(366)

Equity in loss of subsidiaries	(4,205)			4,205	—

Net loss	$(10,479)	$(2,720)	$(1,485)	$4,205	$(10,479)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$31,560	$—	$—	$31,560
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—
Consulting and other	—	—	150	—	150
Total operating revenue	—	31,560	150	—	31,710
Operating expenses:
Coal mining operating costs	310	25,671	—	—	25,981
General and administrative	5,367	3,266	5,357	—	13,990
Plant costs	—	1,004	—	—	1,004
Depreciation, depletion and amortization	685	3,775	591	—	5,051
Research and development	—	—	47	—	47
Total operating expenses	6,362	33,716	5,995	—	46,073
Operating loss	(6,362)	(2,156)	(5,845)	—	(14,363)
Other income (expense):
Interest income	34	—	24	—	58
Interest expense	(2,095)	—	—	—	(2,095)
Other income, net	744	73	(30)		787
Total other (expense) income	(1,317)	73	(6)	—	(1,250)

Equity in loss of subsidiaries	(7,934)	—	—	7,934	—
Net loss	(15,613)	(2,083)	(5,851)	7,934	(15,613)
Less: net loss attributable to noncontrolling interest	—	—	—	1,010	1,010
Net loss attributable to Evergreen Energy Inc.	$(15,613)	$(2,083)	$(5,851)	$8,944	$(14,603)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$27,692	$—	$—	$27,692
K-Fuel refined coal and blended K-Fuel refined coal	—	429	—	—	429
Licensing and other	—	—	—	—	—
Intercompany consulting and other	—	171	—	(171)	—
Total operating revenue	—	28,292	—	(171)	28,121
Operating expenses:
Coal mining operating costs	307	23,555	—	—	23,862
General and administrative	9,295	4,613	2,783	—	16,691
Plant costs	—	14,018	97	—	14,115
Cost of intercompany consulting revenue and other	—	171	—	(171)	—
Depreciation, depletion and amortization	821	3,260	74	—	4,155
Research and development	—	—	67	—	67
Total operating expenses	10,423	45,617	3,021	(171)	58,890
Operating loss	(10,423)	(17,325)	(3,021)	—	(30,769)
Other income (expense):
Interest income	882	—	70	—	952
Interest expense	(3,639)	—	—	—	(3,639)
Other income, net	(212)	792	8	—	588
Total other (expense) income	(2,969)	792	78	—	(2,099)

Equity in loss of subsidiaries	(19,476)	—	—	19,476	—

Net loss	$(32,868)	$(16,533)	$(2,943)	$19,476	$(32,868)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2009

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash (used in) provided by operating activities	$(8,015)	$3,937	$(1,988)	—	$(6,066)
Investing activities:
Purchases of property, plant and equipment and construction in progress	(1,413)	(5,943)	(1,741)	—	(9,097)
Proceeds from maturities of marketable securities	—	—	2,000	—	2,000
Change in restricted cash	58	—	—	—	58
Other	20	—	—	—	20
Cash provided by (used in) investing activities	(1,335)	(5,943)	259	—	(7,019)
Financing Activities:
Advances to/from parent/subsidiaries	36,174	35,697	3,571	(75,442)	—
Payments to/from parent/subsidiaries	(39,719)	(33,686)	(2,037)	75,442	—
Proceeds from issuance of 2009 convertible notes	10,000	—	—	—	10,000
Proceeds from reverse repurchase transaction	—	—	1,800	—	1,800
Payments on reverse repurchase transaction	—	—	(1,800)	—	(1,800)
Payments of debt issuance costs	(1,073)	—	—	—	(1,073)
Other	(1)	—	—	—	(1)
Cash provided by financing activities	5,381	2,011	1,534	—	8,926
Increase (decrease) in cash and cash equivalents	(3,969)	5	(195)	—	(4,159)
Cash and cash equivalents, beginning of year	6,550	—	1,117	—	7,667
Cash and cash equivalents, end of period	$2,581	$5	$922	$—	$3,508

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)

Cash used in operating activities	$(10,619)	$(11,766)	$(2,686)	$—	$(25,071)
Investing activities:
Purchases of property, plant and equipment and construction in progress	(2,338)	(3,617)	(1,612)	—	(7,567)
Purchase of marketable securities	(5,000)	—	—	—	(5,000)
Proceeds from maturities of marketable securities	27,500	—	—	—	27,500
Change in restricted cash	(1,887)	—	—	—	(1,887)
Other	(3)	13	—	—	10
Cash provided by (used in) investing activities	18,272	(3,604)	(1,612)	—	13,056
Financing Activities:
Advances to/from parent/subsidiaries	(32,740)	—	—	32,740	—
Payments to/from parent/subsidiaries	13,349	15,372	4,019	(32,740)	—
Proceeds from exercise of options and warrants	55	—	—	—	55
Payments on capital leases and other	(7)	—	—	—	(7)
Cash provided by (used in) financing activities	(19,343)	15,372	4,019	—	48
Increase (decrease) in cash and cash equivalents	(11,690)	2	(279)	—	(11,967)
Cash and cash equivalents, beginning of year	25,194	—	1,764	—	26,958
Cash and cash equivalents, end of period	$13,504	$2	$1,485	$—	$14,991

(11)   Subsequent events

On August 4, 2009 we reached an agreement with an investment group for a financing of $25.0 million, including a $20 million commitment from one significant, long-time shareholder and $5 million in additional commitments from two other shareholders and members of the Board of Directors, including our chairman M. Richard Smith and our CEO, Thomas H. Stoner Jr.. Finalization of the agreement is subject to a review of the Buckeye security interest and customary closing conditions.  The term sheet, as drafted, requires that a portion of proceeds be used to repay the 2009 Convertible Notes and we may use the remaining proceeds for working capital purposes.  The term sheet provides that notes will bear interest at 8% and will be due at the earlier of the sale of Buckeye or December 31, 2010. Lastly, we anticipate issuing 5 million warrants at a premium to the stock price.  We expect to close the transaction no later than September 19, 2009.

Effective July 1, 2009, Mr. Theodore Venners, our Founder and the chief strategy officer and director of C-Lock Technology, Inc., entered into a transition agreement whereby Mr. Venners will transition from all current officer positions and subsidiary board seat to a position of senior advisor to our Chief Executive Officer, Thomas H. Stoner, Jr.  Pursuant to the terms of the transition agreement all outstanding unvested options to purchase the Company’s common stock, which total 24,000 and have an exercise price of $1.96, were fully vested.  Mr. Venners’ employment agreement dated December 31, 2005 is terminated by mutual agreement of the parties and the 600,000 shares of the Company’s common stock that Mr. Venners was granted in connection with the employment agreement will fully vest at Mr. Venners’ election upon satisfaction of any of the following conditions: (i) the end of the nine month transition period, (ii) the sale by the Company of all of the assets or of all of the stock of Buckeye Industrial Mining Company, or (iii) the Company receiving third party financing in excess of $30 million.  In connection with the anticipated vesting of Mr. Venners’ 600,000 shares of common stock, the tax withholding provision of Mr. Venners’ employment agreement will remain in force thereby allowing him the option to pay the withholding tax on vesting by delivering to us cash or shares of our common stock which he has owned in excess of six months.  If Mr. Venners elects to deliver shares of common stock, we will then be required to submit the withholding tax in cash to the IRS. When Mr. Venners vests in the 600,000 shares as described above, we will be required to accelerate the vesting and recognize the related non-cash compensation expense in our financial statements.

There were no other subsequent events requiring disclosure or adjustment to the financial statements through August 6, 2009, the date prior to the date our financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the terms “Evergreen Energy,” “we,” “our,” and “us” refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, GreenCert and GreenCert™, refer to our patented processes and technologies.

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

Overview

We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company which is now focused on developing our proprietary technologies GreenCert and K-Fuel. Our GreenCert technology delivers a science-based carbon information management solution built on a platform of IBM products and solutions to measure greenhouse gases and certifiable carbon emission reduction credits.  Our K-Fuel technology platform and proven production process, delivers a cleaner, more efficient and affordable solid fuel available to meet the growing energy demands of industrial and utility customers while addressing important environmental concerns.  We provide transformative green energy solutions for cleaner coal production and precise, scientific carbon measurement.  Our goal is to transition to a green technology company generating revenue from licensing our proprietary technologies.

We believe we are uniquely positioned for success by mitigating the inevitable collision between the world’s increasing reliance on coal-fired energy and its simultaneously mounting expectations toward reducing greenhouse gas emissions. Through licensing, joint ventures and other partnerships, we are responding to these global market demands through the development and delivery of our two proprietary and proven core technologies.  As part of our strategy to transition from a capital intensive build, own and operate model to a ‘capital-light’ pure licensing and joint venture model, we have been evaluating options for selling some of our non-core assets.  We have recently entered into an exclusivity arrangement with one particular party, which we believe will lead to a definitive agreement to sell Buckeye.  If we do not sell Buckeye, we will retain it and continue its operations.

Significant Trends

For the last several years, our operations have been focused on developing our technology and the construction of the Fort Union plant. As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we began to generate revenue and incur more substantial mining costs. In the future, we plan to generate revenue from licensing our proprietary technologies including entering into joint ventures and other partnerships, both domestically and internationally. While we anticipate our Plant costs to decline in 2009 in comparison to 2008, we will continue to incur various costs related to maintaining the site in a non-operational mode. As our operations expand, we expect our revenue and cost structure will also increase.  The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

See our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

Our segments include the C-Lock segment, the Plant segment, the Mining segment and the Technology segment. The Mining segment primarily represents the mining operations of our subsidiary Buckeye and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The C-Lock segment reflects activities related to the measurement of green house gases and third-party certification of environmental improvements as carbon credits, called GreenCert. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in 2008. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations and the activities of KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Total revenues for the second quarter of 2009 and 2008 were $13.9 million and $16.1 million, respectively.

Revenues in our Mining segment for the second quarter of 2009 and 2008 were $13.8 million and $16.0 million respectively, as follows:

•
Coal revenue includes mined raw and prepared coal sales within our Buckeye operations.  Coal revenues were $12.8 million and $13.8 million for the second quarter of 2009 and 2008, respectively.  Coal sales for the second quarter ended 2009 were 167,000 tons at $76.85 sales realization per ton sold compared to 210,000 tons at $65.54 sales realization per ton sold, for the second quarter 2008.  The increase in the sales realization per ton in the second quarter 2009 was due to improved market conditions when compared to the same quarter ended 2008.

•
Brokered coal sales, net are derived from revenues less the costs associated with the purchase of coal from other coal producers, which we ship directly to customers.  Brokered coal sales, net were $0 for the second quarter of 2009 compared to $11,000 for the second quarter of 2008. We enter into brokered coal sales as opportunities arise or as needed to meet certain customers requests, and as a result, revenues in this area fluctuate.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio.  Ash disposal revenues were $1.0 million for the second quarter of 2009 compared to $2.1 million for the second quarter of 2008.  The decrease for the three months ended June 30, 2009 was due to decreased disposal volume from one of our large customers. .

K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties.  Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties.  The remaining revenue related to the raw or prepared coal is reflected in Mining revenues.  K-Fuel refined coal and blended K-Fuel refined coal sales were $0 for the second quarter 2009, and $138,000 for the second quarter 2008 and are included in our Plant segment.  We will have no revenue for the remainder of 2009, due to our decision to idle our Fort Union plant in March 2008.

Revenues in our Mining segment for the six months ended June 30, 2009 and 2008 were $31.6 million and $27.7 million, respectively, as follows:

•
Coal revenues were $29.2 million and $23.4 million for the six months ended June 30, 2009 and 2008, respectively. Coal sales for the six months ended June 30, 2009 were 353,000 tons at $82.69 sales realization per ton sold compared to 373,000 tons at $62.67 sales realization per ton sold, for the six months ended June 30, 2008.

•	Brokered coal sales, net were $5,000 for the six months ended June 30, 2009 compared to $67,000 for the same period ended 2008.

•
Ash disposal revenues were $2.4 million for the six months ended June 30, 2009 compared to $4.2 million for the same period ended 2008.  The decrease for the six months ended June 30, 2009 was due to decreased disposal volume from one of our large customers.

K-Fuel refined coal and blended K-Fuel refined coal sales were $0 for the six months ended June 30, 2009 compared to $429,000 for the same period ended 2008.

Coal Mining Operating Costs

Our coal mining operating expenses primarily include all costs associated with the mining of coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs.  Coal mining operating expenses were $11.1 million and $11.8 million for the second quarters ended 2009 and 2008, respectively.  Coal mining operating cost for the six months ended June 30, 2009 and 2008 were $23.8 million and $20.5 million, respectively.  The increase during the three months and six months ended June 30, 2009, was primarily due to higher than expected ash and rock content thus increasing transportation costs and preparation/separation costs.

Ash disposal

Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility.  Ash disposal expenses were $900,000 and $1.4 million for the quarters ended June 30, 2009 and 2008, respectively.  Ash disposal expenses for the six months ended June 30, 2009 and 2008 were $2.0 million and $2.8 million, respectively.  The decrease in the second quarter 2009 and the six months ended June 30, 2009 is in correlation with the decrease in revenue when compared to the same periods ended 2008.

Plant costs

Subsequent to the idling of the Fort Union plant, costs primarily consist of salaries and wages, security and repair and maintenance.  Previously plant costs primarily included purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, byproducts and water disposal, and employee-related costs, which are reflected in our Plant segment   Plant costs were $516,000 and $2.9 million for the three months ended June 30, 2009 and 2008, respectively.  Plant costs were $1.0 million and $14.1 million for the six months ended June 30, 2009 and 2008, respectively.  Plant costs decreased for the three and six months ended June 30, 2009 was due to the idling of our Fort Union plant in late March 2008.  While we anticipate further plant costs reductions, we will continue to incur various costs related to maintaining the site in a non-operating mode.

General and Administrative

Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures. As a result of idling our Fort Union plant, these allocated costs have significantly decreased in our Plant segment and increased in other segments most notable in our Technology segment, when comparing the three and six months ended June 30, 2009 to the same periods ended June 30, 2008.

The following table summarizes our general and administrative costs for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Non-cash, share-based compensation	$(1,033)	$1,484	$632	$3,572
Employee-related costs	3,420	3,143	6,643	6,615
Professional fees	1,411	761	2,507	1,960
Office and travel costs	840	1,423	1,684	2,553
Insurance and other	1,399	854	2,524	1,991
Total general and administrative	$6,037	$7,665	$13,990	$16,691

Non-cash, share-based compensation expenses were ($1.0) million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively, substantially all of which related to our Technology segment.  Non-cash compensation expenses were $632,000 and $3.6 million for the six months ended June 30, 2009 and 2008, respectively, substantially all of which relate to our Technology segment.  In 2005, we issued restricted shares to our former Chief Executive Officer and recognized non-cash expense ratably over the requisite service period until his retirement in June 2009.  Since the restricted shares never vested and were forfeited upon his retirement the cumulative non-cash compensation expense recorded since 2005 was reversed in the second quarter of 2009.  This reversal of non-cash compensation totaled $2.9 million for the three and six months ended June 30, 2009.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs in each of our segments for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Technology	$1,433	$1,706	$2,294	$3,103
C-Lock	1,118	450	2,297	906
Mining	758	638	1,775	1,265
Plant	111	349	277	1,341
Total employee-related	$3,420	$3,143	$6,643	$6,615

Employee-related costs were $3.4 million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively.  Employee-related costs were $6.6 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively.  The increases for the three months ended June 30, 2009 in comparison to the same period in 2008 were primarily due to adding personnel to our C-Lock segment and accrued severance expense for two former executive officers in the amount of $557,000 in our Technology segment.  Offsetting this increase, was a decrease in employee-related costs in our corporate headquarters and Fort Union plant as a result of a decrease in both our personnel and health insurance costs related to our Technology segment and the idling of our Fort Union plant in our Plant segment.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Technology	$933	$437	$1,630	$1,272
C-Lock	254	173	577	276
Mining	211	90	262	156
Plant	13	61	38	256
Total professional fees	$1,411	$761	$2,507	$1,960

Professional fees were $1.4 million and $761,000 for the three months ended June 30, 2009 and 2008, respectively.  Professional fees were $2.5 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.  The increase for the three and six months ended June 30, 2009 compared to the same periods ended June 30, 2008 was due to legal fees related to international work in our Technology segment and filing patent applications for our GreenCert technology in our C-Lock segment.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Technology	$413	$1,007	$924	$1,695
C-Lock	357	266	602	405
Mining	53	65	122	118
Plant	17	85	36	335
Total office and travel	$840	$1,423	$1,684	$2,553

The decrease for the three and six months ended June 30, 2009 compared to the same periods ended June 30, 2008 was related to less travel to our Fort Union plant by our engineering staff and less international travel in our Technology segment.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Technology	$769	$391	$1,449	$917
C-Lock	350	163	576	372
Mining	273	195	478	361
Plant	7	105	21	341
Total insurance and other	$1,399	$854	$2,524	$1,991

The increase for the three and six months ended June 30, 2009 compared to the same periods ended June 30, 2008 was related to expenses incurred for storage of equipment which was previously capitalized in prior periods for use in future plants as well as an increase in Board of Director fees related to more meetings in our Technology segment.

Other Income Expense

Interest income

Interest income for the second quarter 2009 was $11,000 compared to $287,000 for the same period ended 2008.  Interest income for the six months ended June 30, 2009 was $58,000 compared to $952,000 for the same period ended 2008.  The decrease in interest income for the second quarter and six months ended June 30, 2009 compared to the same periods ended June 30, 2008 was attributed to a lower cash balance and reduced interest rates in the market place during 2009.

Interest expense

Interest expense for the quarter ended June 30, 2009 was $1.5 million compared to $1.9 million for the same period ended 2008.  Interest expense for the six months ended June 30, 2009 was $2.1 million compared to $3.6 million for the same period ended 2008. The interest expense relates to the 2007 Notes and 2009 Convertible Notes more fully described in Note 4 – Debt above.  We anticipate interest expense to continue to decrease in future periods due to the conversion of a significant portion of our outstanding 2007 Notes, which began occurring in the third quarter of 2008 and resulted in decreased interest expense of $2.6 million for the six months ended June 30, 2009 as compared to the similar period ended 2008. This decrease will be offset by additional interest related to the 2009 Convertible Notes.

Other (expense) income

        During the second quarter 2009, other income was $123,000 as compared to $1.2 million for the same period ended 2008.  Other income for the six months ended June 30, 2009 was $787,000 compared to $588,000 for the same period ended 2008. We are required to evaluate the fair value of the embedded derivatives related to the 2007 Notes at the end of each reporting period subsequent to the issuance. We recognized a loss of $131,000 related to the fair value of the derivative for the three months ended June 30, 2009.  We recognized a gain of $176,000 related to the fair value of the derivatives for the six months ended June 30, 2009. This fair value adjustment is a non-cash item and each quarter’s estimation exercise is impacted, in part, by our stock price. For additional information, see Note 4—Debt. In addition, we recognized a $200,000 gain on the liquidation of our auction rate security during the six months ended June 30, 2009. During the six months ended June 30, 2008 we received $744,000 of insurance reimbursements for cost incurred to repair certain equipment at our Fort Union plant and a gain of $410,000 related to the fair value of our embedded derivatives.

Liquidity and Capital Resources

We have reduced our cash flow used in operations by $19.0 million, when comparing the six months ended June 30, 2009 to the same period in 2008. We accomplished these savings principally by suspending operations at our Fort Union plant, reducing corporate professional fees and other general and administrative costs. These cost reductions were offset by the expansion of our C-Lock operations, including the addition of personnel and other administrative costs associated with developing the business. In addition, we have invested $9.1 million in capital expenditures, primarily related to Buckeye, C-Lock’s software development and completion of the K-Fuel enhanced tower design and other K-Fuel process development during the six months ended June 30, 2009.

Over the last several months, we have been evaluating several alternatives related to strategic positioning of the company, including the potential sale or joint venture of our Buckeye Industrial Mining subsidiary, which is not strategic to the further development our GreenCert and K-Fuel technologies.  We have recently entered into an exclusivity arrangement with one particular party, which we believe will lead to a definitive agreement to sell Buckeye. The sale of Buckeye could provide us with immediate access to significant capital that could be reinvested in the growth of our GreenCert and K-Fuel technologies.  If we do not sell Buckeye, we will retain it and continue its operations.

In March 2009, we executed a senior secured convertible note agreement which provides for the issuance of  up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (the “2009 Notes”) in three $5 million tranches. The first $5 million tranche was funded in March 2009. Upon our request the second $5 million tranche was funded in April 2009 and the third tranche was funded in July 2009.  See further discussion in Note 4 – Debt.

On August 4, 2009 we reached an agreement with an investment group for a financing of $25.0 million, including a $20 million commitment from one significant, long-time shareholder and $5 million in additional commitments from two other shareholders and members of the Board of Directors, including our chairman M. Richard Smith and our CEO, Thomas H. Stoner Jr.. Finalization of the agreement is subject to a review of the Buckeye security interest and customary closing conditions.  The term sheet, as drafted, requires that a portion of proceeds be used to repay the 2009 Convertible Notes and we may use the remaining proceeds for working capital purposes.  The term sheet provides that notes will bear interest at 8% and will be due at the earlier of the sale of Buckeye or December 31, 2010. Lastly, we anticipate issuing 5 million warrants at a premium to the stock price.  We expect to close the transaction no later than September 19, 2009.

During the year ended December 31, 2008 and quarter ended June 30, 2009, we entered into multiple individually negotiated agreements with certain existing noteholders of the 2007 Notes to exchange $67.6 million in aggregate principal amount of the notes, for an aggregate of 48.9 million shares of our common stock. These exchange transactions will dramatically reduce the interest we owe related to these notes in 2009. See further discussion in Note 4- Debt.

We believe because of the actions described above, along with the anticipated cash flows from our Buckeye operations, or its sale, the proceeds of 2009 Notes described above, the anticipated proceeds from the investor group financing and the ability to adjust capital and certain operational spending, our current cash level is sufficient to support our corporate and other operations for the foreseeable future. However, if Buckeye experiences unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. Further, continued market disruptions associated with the global credit crisis could cause broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

As we complete our strategic positioning of the company or as opportunities arise to license our K-Fuel technology, accelerate the expansion of our GreenCert technology, or our anticipated operating cash flows are less than expected, due to among other things, lower than anticipated production at Buckeye or a protracted global credit crisis, we may need to obtain additional funding. We believe we have the ability to raise additional capital from time to time as needed principally through: (1) equity offerings; (2) debt or debt offerings; (3) partnering with third parties; and (4) sales or potential joint venture of certain assets including the Buckeye assets. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available to us or be on terms acceptable to us.

Historical View

Cash Used in Operating Activities

Cash used in operating activities was $6.1 million and $25.1 million for the six months ended June 30, 2009 and 2008, respectively.  The majority of the cash used in operating activities for the six months ended June 30, 2009 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant for the six months ended June 30, 2009, were non-cash, share based compensation of $919,000 and depreciation, depletion and amortization of $5.1 million. The most significant adjustments to net loss to arrive at cash used in operating activities for the six months ended June 30, 2008 were non-cash, share-based compensation expense of $3.6 million and depreciation, depletion and amortization of $4.2 million.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $7.0 million for the six months ended June 30, 2009.  Cash provided by investing activities was $13.1 million for the six months ended June 30, 2008.  The majority of the uses and sources of cash relate to the following:

•
We spent $9.1 million on our capital equipment, primarily in our Buckeye operations, GreenCert  software development and future plant design for the six months ended June 30, 2009 and $7.6 million for the six months ended June 30, 2008.

•
We purchased $5.0 million of marketable securities for the six months ended June 30, 2008.  We received proceeds from maturities of $2.0 million and $27.5 million in the six months ended June 30, 2009 and 2008, respectively.

•	We transferred $1.9 million to restricted cash during the six months ended June 30, 2008.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2009 was $8.9 million compared to $48,000 for the six months ended June 30, 2008.  The difference for the six months ended June 30, 2009 was principally due to $10.0 million of proceeds from our 2009 Convertible Notes and payments of debt issuance costs of $1.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

    We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Vice President and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2009. Because we believe that the maintenance of reliable financial reporting is a prerequisite to our ability to submit or file complete disclosures in our Exchange Act reports on a timely basis, our management determined that the material weakness caused our disclosure controls and procedures to not be effective.

As of June 30, 2009 certain deficiencies were identified surrounding the Company’s accounting and disclosure controls related to the application of certain financial accounting standards to transactions involving stockholder’s equity and share-based payments. One non-routine transaction resulting in the reversal of previously recognized non-cash compensation expense was of sufficient magnitude to result in the conclusion that this deficiency, individually and in combination with other deficiencies in the aggregate, attained the level of a material weakness.  This material weakness did not result in any restatements of previously filed financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Buckeye subsidiary has been named as a third-party defendant in a lawsuit filed on May 16, 2008, as follows: CWC Textron v. American Colloid, in the Circuit Court for the Coundy of Oakland, State of Michigan.

CWC Textron (“CWC”) manufactured camshafts for sale to Chrysler.  In 2007, Chrysler observed a defect occurring in approximately 20,000 camshafts and called that to the attention of CWC.  Chrysler and CWC investigated the cause of the defect over the course of 2007 and ultimately agreed to resolve the problem.  It was estimated prior to Buckeye’s involvement in the litigation that CWC incurred approximately $600,000 to resolve the problem.  CWC blames the defect on elevated sulfur content in the coal it used in making its casting molds.  CWC claims it obtained that coal from American Colloid.  American Colloid claims that the coal it provided to CWC came from Buckeye via a broker, Woodruff Coal Company (“Woodruff”).  American Colloid now further claims that the testing results it received from Woodruff on the sulfur content of the coal were altered.  CWC sued American Colloid in May, 2008 for breach of contract and indemnification with regard to its costs.  In April, 2009, American Colloid brought a third party claim against Buckeye and Woodruff for breach of contract, fraud and indemnification.  We believe Buckeye has meritorious defenses in this matter and we will contest all of the claims asserted against Buckeye.  As the litigation is in the early stages, it is not possible to predict the outcome of this matter.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the closing of the second tranche of the 2009 Convertible Notes, in April 2009, we issued a warrant to purchase 175,000 shares of our common stock to Rodman & Renshaw, LLC and 87,500 warrants to purchase our common stock to Houlihan Lokey, both who served as placement agents with respect to the 2009 Convertible Notes. The warrants have an exercise price of $1.30 and expire in March 2014.  The warrants were issued in connection with the provision of investment banking services and as partial consideration for serving as placement agents and we relied upon the exemption from registration provided by Section 4(2) of the Securities Act with respect to the issuance.

On May 27, 2009, we entered into an agreement with a certain existing noteholder to exchange $500,000 in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 333,333 shares of our common stock. Prior to the exchange of notes for common stock, the converting noteholder agreed to release the guarantee issued pursuant to the indenture with respect to such notes being exchanged such that, at the time of the exchange, such notes being exchanged were not guaranteed securities and were solely securities of ours. The exchange was made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act. No commission or remuneration was paid or given, directly or indirectly, for soliciting such exchange.

During the quarter ended June 30, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been disclosed above or that have not been previously reported in a Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 7, 2009 for the principle purpose of (i) electing four directors; and (ii) ratifying Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2009.

The following votes were cast by the stockholders with respect to the election of directors named in our proxy statement:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained
Robert J. Clark	84,410,204	9,913,393	22,510,526
Manuel H. Johnson	84,310,304	10,013,293	22,510,526
James S. Pignatelli	93,770,574	1,688,661	21,374,888
M. Richard Smith	94,277,038	1,182,197	21,374,888

In addition to the directors listed above, directors who are continuing their term of office are: Stanford M. Adelstein and Robert S. Kaplan.  Additionally, subsequent to the Annual Meeting, Richard Perl and Thomas H. Stoner were appointed as directors.

        The following votes were cast by the stockholders with respect to the ratification of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for the year ended December 31, 2009:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Deloitte & Touche LLP	115,832,838	615,411	385,881

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Severance Agreement and Waiver and Release Agreement dated May 12, 2009 between Evergreen Energy Inc. and William W. Wolff*
10.2	Severance Agreement and Waiver and Release Agreement dated May 27, 2009 between Evergreen Energy Inc. and Kevin R. Collins*
10.3	Employment Agreement dated June 24, 2009 between Evergreen Energy Inc. and Thomas H. Stoner*
10.4	Transition Agreement dated July 1, 2009 between Evergreen Energy Inc. and Theodore Venners*
10.5	Consulting Agreement dated June 1, 2009 between Evergreen Energy Inc. and William W. Wolff*
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

________________________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: August 7, 2009	By:	/s/ THOMAS H. STONER, JR.
Thomas H. Stoner, Jr.
Chief Executive Officer and President

Date: August 7, 2009	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer