Form 10-Q
period 2009-09-30
EVERGREEN ENERGY INC
filed 2009-11-09
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On October 21, 2009, there were 133,736,892 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008
	(in thousands)
Assets
Current:
Cash and cash equivalents	$1,795	$7,667
Accounts receivable, net	3,156	6,640
Inventory	2,116	958
Prepaid and other assets	1,979	833
Total current assets	9,046	16,098
Property, plant and equipment, net of accumulated depreciation	29,050	29,965
Construction in progress	21,227	17,702
Mineral rights and mine development, net of accumulated depletion	17,183	18,032
Restricted cash	13,389	13,444
Debt issue costs, net of amortization	1,049	1,330
Other assets	3,320	4,870
Total assets	$94,264	$101,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,378	$6,583
Accrued liabilities	9,464	6,920
Short-term debt	15,000	—
Other current liabilities	367	332
Total current liabilities	31,209	13,835
Long-term debt	27,944	28,573
Deferred revenue	8,732	6,732
Asset retirement obligations	6,738	6,505
Deferred rent and other liabilities, less current portion	2,045	1,946
Total liabilities	76,668	57,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, shares authorized 20,000; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 133,714 and 124,086 shares issued and outstanding, respectively	134	124
Additional paid-in capital	521,227	517,029
Accumulated deficit	(502,076)	(473,303)
Equity attributable to Evergreen Energy Inc. stockholders’	19,285	43,850
Equity attributable to noncontrolling interest	(1,689)	—
Total stockholders’ equity	17,596	43,850
Total liabilities and stockholders’ equity	$94,264	$101,441

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except for per share amounts)

Operating revenues:
Mining	$8,982	$14,011	$40,542	$41,703
K-Fuel refined coal and blended K-Fuel refined coal	—	34	—	463
Consulting and other	260	—	410	—
Total operating revenue	9,242	14,045	40,952	42,166

Operating expenses:
Coal mining operating costs	8,385	11,485	34,366	35,347
General and administrative	10,804	8,541	24,794	25,232
Plant costs	293	2,354	1,297	16,469
Depreciation, depletion and amortization	2,370	2,278	7,422	6,433
Research and development	7	9	54	76
Total operating expenses	21,859	24,667	67,933	83,557

Operating loss	(12,617)	(10,622)	(26,981)	(41,391)

Other income (expense):
Interest income	5	201	62	1,153
Interest expense	(2,257)	(1,653)	(4,352)	(5,292)
Gain on debt for equity exchange transactions	—	5,904	322	5,904
Other income, net	19	(434)	487	154
Total other (expense) income	(2,233)	4,018	(3,481)	1,919

Net loss	(14,850)	(6,604)	(30,462)	(39,472)
Less: net loss attributable to noncontrolling interest	680	—	1,689	—
Net loss attributable to Evergreen Energy Inc.	$(14,170)	$(6,604)	$(28,773)	$(39,472)

Basic and diluted net loss per common share	$(0.11)	$(0.08)	$(0.22)	$(0.46)
Weighted-average common shares outstanding	133,069	87,154	129,204	85,017

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	Equity
	(in thousands)

Balance at January 1, 2009	$43,850	$—	$43,850
Warrants issued related to debt financing	480	—	480
Share-based compensation expense related to employees, directors and other	3,406	—	3,406
Debt for equity transactions	322	—	322
Net loss	(28,773)	(1,689)	(30,462)
Balance at September 30, 2009	$19,285	$(1,689)	$17,596

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Operating activities:
Net loss	$(30,462)	$(39,472)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees, directors and others	3,886	5,057
Depreciation, depletion and amortization	7,422	6,433
Amortization of debt issuance costs	1,476	682
Amortization of initial fair value of derivative	(112)	(414)
Impairment of leasehold improvements	413	—
Loss on exit activities	1,027	—
Debt for equity exchange	(167)	(5,904)
Derivative fair value adjustment	(91)	449
Asset retirement obligation accretion	233	227
Gain on marketable securities	(200)	200
Other	312	277
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	3,467	733
Inventory	(1,158)	574
Prepaid expenses and other assets	(795)	1,060
Deferred revenue and other obligations	1,854	(259)
Accounts payable and accrued expenses	2,871	(2,138)
Cash used in operating activities	(10,024)	(32,495)

Investing activities:
Purchases of construction in progress, property, plant and equipment and mineral rights	(11,052)	(11,902)
Purchases of marketable securities	—	(5,000)
Proceeds from maturities of marketable securities	2,000	27,500
Change in restricted cash	55	16,111
Other	—	17
Cash (used in) provided by investing activities	(8,997)	26,726

Financing Activities:
Proceeds from issuance of convertible debt	15,000	—
Proceeds from exercise of options and warrants	—	55
Proceeds from reverse repurchase transaction	1,800	—
Payments on reverse repurchase transaction	(1,800)	—
Payments of debt issuance costs	(1,830)	—
Other	(21)	(3)
Cash provided by financing activities	13,149	52

Increase (decrease) in cash and cash equivalents	(5,872)	(5,717)
Cash and cash equivalents, beginning of period	7,667	26,958
Cash and cash equivalents, end of period	$1,795	$21,241

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

(1)   Business and Basis of Presentation

Evergreen Energy Inc. was founded in 1984 as a cleaner coal technology, energy production and environmental solutions company.  In the last two years, we have sharpened our focus on positioning us as a carbon technology company.  We have developed two proven, proprietary, patented, and transformative green technologies: the GreenCert suite of software and services and K-Fuel.  GreenCert, owned exclusively by Evergreen Energy, is a scientifically accurate, scalable environment intelligence solution that measures greenhouse gases and generates verifiable emissions credits. GreenCert, built on IBM’s Service-Oriented Architecture, is the environment intelligence solution that provides customers the end-to-end visibility and traceability necessary to measure their complete environmental footprint. K-Fuel technology significantly improves the performance of low-rank coals yielding higher efficiency and lowering emissions.

We have been evaluating several alternatives related to strategic positioning of the company, including the potential sale, spin-off or joint venture of certain assets, including our Buckeye Industrial Mining Co. subsidiary (“Buckeye”) and our K-Fuel technology.   We entered into an exclusivity arrangement to sell Buckeye with one particular party and this exclusivity has expired.  We have not executed a definitive agreement with this party.  As a result, we are in the process of evaluating investment banking firms to assist us in remarketing Buckeye and anticipate engaging a firm in the very near future. The sale of Buckeye could provide us with immediate access to significant capital that could be reinvested in the growth of our GreenCert technology business. If our Board of Directors does not approve a sale of Buckeye, we will retain it and continue its operations and renew our marketing efforts.  Actual 2009 cash flows from Buckeye’s operations have been less than previously anticipated, due in part to the depressed economy and the unusually mild summer temperatures in the North East region of the United States, both of which have led to lower than previously forecasted coal prices and reduced coal consumption.

While we have investigated a number of financing alternatives, we have not yet obtained sufficient additional financing.  Recently we completed a financing transaction resulting in gross proceeds of $7.0 million, with net proceeds of $5.0 million to us prior to transactions costs, as described further below. However, we continue to require capital and are investigating sources of additional capital. On October 28, 2009, we filed a universal shelf registration to enable us future financing options.  Because of the immediate need for additional capital to fund operations and repay short-term borrowings, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future.  Over the last year, we have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and reducing other general and administrative costs.  A portion of these savings have been offset by further investment in our C-Lock business. If Buckeye continues to experience unexpected declines in production and sales for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. Further, continued market disruptions associated with the global credit crisis and the broader economic downturn, which may lead to lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and have and will make additional adjustments to capital or certain operating expenditures as appropriate to conserve cash.

On October 21, 2009 we entered into a definitive agreement for the sale of shares of our Series B Convertible Preferred Stock (“Preferred Stock”) pursuant to a private placement offering to institutional investors, representing gross proceeds to us of  $7.0 million, with net proceeds of $5.0 million to us prior to transactions costs.  Evergreen plans to use the net proceeds for general corporate purposes.  See further discussion in Note 11— Subsequent events.

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

These financial statements and related notes thereto contain unaudited information as of and for the three and nine months ended September 30, 2009 and 2008.  In the opinion of management, the statements include all the adjustments necessary, of a normal and recurring nature, to fairly present our condensed consolidated results of operations, financial position, and cash flows as of and for the nine months ended September 30, 2009 and 2008.  The condensed consolidated results of operations for the three and nine months and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results or cash flows expected for the full year.  All intercompany transactions and balances have been eliminated.  The financial information as of September 30, 2009 should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on March 26, 2009.

 (2)   Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as noncontrolling interest the portion of these entities that we do not own. All intercompany transactions and balances have been eliminated

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended September 30, 2009 and 2008.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended September 30, 2009 and 2008 were 24.9 million and 26.8 million, respectively, and are comprised of outstanding stock options, unvested restricted stock grants, warrants to purchase our common stock and convertible shares relating to our 2007 Notes and our 2009 Convertible Notes.  See Note 4— Debt.  All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Marketable securities.  As of September 30, 2009 and December 31, 2008, our balance sheet reflects $0 and $1.8 million of marketable securities, which were auction rate securities and were reflected in long-term other assets. In February 2009, we entered a reverse repurchase transaction for $1.8 million of our auction rate security which had a $2.0 million par value. In March 2009, we liquidated the auction rate security at $2 million, resulting in a gain of $200,000, which has been recorded in Other Income for the nine months ended September 30, 2009.

Inventory.  Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market.  Our practice is to value coal and purchased coal based on the average cost method by the applicable type of coal.  Inventory principally consisted of $2.1 million and $804,000 of washed or prepared coal, raw coal and inventory in transit and $0 and $154,000 of spare parts and supplies as of September 30, 2009 and December 31, 2008, respectively.

Recently Adopted Accounting Pronouncements. In November 2008, the FASB ratified a guideline that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception included in ASC 815 “Derivatives and Hedging”. The guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on our financial statements.

In June 2008, the FASB ratified the consensus reached by the guidance included in ASC 470 “Debt”. Because of Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and ASC 480 “Distinguishing Liabilities from Equity”, conforming changes were made to Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” Issue 08-4 provides transition guidance for those conforming changes and is effective for financial statements issued after January 1, 2009. The adoption of this pronouncement did not have a material impact on our financial statements.

In May 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance included in ASC 470 “Debt”. This guidance requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity. The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component. Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance included in ASC 815 “Derivatives and Hedging” which enhances the disclosure requirements about derivatives and hedging activities. The guidance requires additional narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under ASC 815 “Derivatives and Hedging”, and what impact they have on financial position, results of operations and cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The required disclosures are included in the notes to the financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance included in ASC 805 “Business Combinations”. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.

We adopted the provisions included in ASC 810 “Consolidations”, effective January 1, 2009. The provision clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. ASC 810 “Consolidations” requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. The standard requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.  As of December 31, 2008 we had granted C-Lock shares to employees and others that represented a 22% noncontrolling interest.  During the nine months ended September 30, 2009, we granted additional C-Lock shares, increasing to 23% the noncontrolling interest. The impact of the change in ownership was immaterial to the financial statements as a whole.

In connection with our adoption of the guidance included in ASC 810 “Consolidations”, we recorded into our consolidated equity accounts the noncontrolling interests in C-Lock Technology, Inc.  At December 31, 2008, the carrying amount of noncontrolling interests was zero, due to the accumulated net losses and the application of the guidance.  We are not permitted to attribute losses incurred prior to the adoption of ASC 810 “Consolidations” to our noncontrolling interest. Under ASC 810 “Consolidations”, we attribute losses to noncontrolling interest even if such attribution results in a deficit noncontrolling interest balance within our equity accounts.

In June 2008, the FASB issued guidance included in ASC 260 “Earnings Per Share” and became effective on January 1, 2009. This guidance provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share retrospectively to all prior-period earnings per share computations. The adoption of this pronouncement did not have a material impact on our financial statements.

In April 2009, the FASB issued authoritative guidance included in ASC 825 “Financial Instruments”. This guidance required disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The provisions included in ASC 825 “Financial Instruments” became effective on April 1, 2009.  We are unable to estimate the fair value of our debt without incurring excessive costs because a quoted market price is not available, we have not developed the valuation model necessary to make the estimate, the market conditions have dramatically changed and the cost of obtaining an independent valuation would be excessive. The adoption of this pronouncement did not have a material impact on our financial statements. See Note 4—Debt for further details.

 In May 2009, the FASB issued authoritative guidance included in ASC 855 “Subsequent Events” which incorporates the accounting and disclosure requirements related to subsequent events found in auditing standards into U.S. GAAP, effectively making management directly responsible for subsequent events accounting and disclosures. The guidance also requires disclosure of the date through which subsequent events have been evaluated. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have adopted this pronouncement beginning with the interim period ended September 30, 2009 and it did not have an impact on our results of operations, financial position, or cash flows.

In April 2009, the FASB issued authoritative guidance included in ASC 820 “Fair Value Measurements and Disclosures” that provides additional guidance for estimating fair value in accordance with ASC 820 “Fair Value Measurements and Disclosures” when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. The guidance is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this guidance did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements.

In June 2009, the FASB issued authoritative guidance included in ASC 860 “Transfers and Servicing” which is effective for interim and annual fiscal periods beginning after November 15, 2009.  This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 “Consolidation”.  This standard modifies the financial-components approach used in ASC 860 “Transfers and Servicing” and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized.  This standard also requires enhanced disclosure regarding transfers of financial interests and a transferor’s continuing involvement with transferred assets.  The adoption of this pronouncement is not expected to have a material impact on our financial statements.

The FASB also issued guidance included in ASC 810 “Consolidations” which requires an entity to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity ("VIE").  The analysis identifies the primary beneficiary of a VIE as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE.   With the removal of the qualifying special-purpose entity (“QSPE”) exemption, established QSPEs must be evaluated for consolidation under this standard.  This standard requires enhanced disclosures to provide users of financial statements with more transparent information about and an enterprise's involvement in a VIE.  Further, this standard also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE.  We are not, currently, the primary beneficiary of any VIEs.  The effective date for this standard is January 1, 2010.  We are in the process of evaluating the impact, if any, upon the adoption of this pronouncement.

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, we adopted the Codification during the three months ended September 30, 2009.

(3)  Supplemental Cash Flow Information

	Nine months ended
	September 30, 2009	September 30, 2008
	(in thousands)

Cash paid for interest	$3,620	$7,600
Interest capitalized	763	571
Accounts payable and other liabilities included in property, plant and equipment and construction in progress	3,224	1,930
Transfers from construction in progress to property, plant and equipment	6,197	6,044

(4)   Debt

2007 Convertible Notes

On July 30, 2007 we completed the sale of our 8.00% Convertible Secured Notes due 2012, which we refer to as the 2007 Notes and are reflected in long-term debt in our condensed consolidated balance sheet.  During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the notes, for an aggregate of 48.6 million shares of our common stock and $3.5 million in cash, which was paid on October 1, 2008. We closed all transactions and issued all the shares by December 31, 2008, except for a portion of one of the transactions. During the nine months ended September 30, 2009, we closed the remaining portion of the transaction and issued an aggregate of 9.3 million shares, representing $12.5 million in aggregate principal amount of the notes.

At issuance, we evaluated the 2007 Notes and concluded that they contained embedded derivatives that needed to be bifurcated for valuation purposes.  We used fair value modeling techniques to value these derivatives and recorded long-term assets and a corresponding increase in long-term debt in our condensed consolidated balance sheets at the date of issue of our 2007 Notes.  Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded an $85,000 loss for the three months ended September 30, 2009 and a $91,000 gain for the nine months ended September 30, 2009. For further details see Note 9— Debt in Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008.

2009 Convertible Notes

In March 2009, we executed a senior secured convertible note agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes, which we refer to as the “2009 Convertible  Notes” in three $5 million tranches. The first $5 million tranche was funded in March 2009, the second $5 million tranche was funded in April 2009 and the third tranche was funded July 2009. The 2009 Notes are reflected in short-term debt in our condensed consolidated balance sheet.  These 2009 Convertible Notes bear interest at a rate of 10% per annum beginning on the funding date of each tranche through December 20, 2009, which is required to be prepaid at the time the 2009 Convertible Notes are issued and is non-refundable. We prepaid $375,000 of interest related to the closing of the first tranche and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30.  In connection with the second tranche, we prepaid $351,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30.  In connection with the third tranche we prepaid $225,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. We recognized $480,000 of debt issuance costs during the nine months ended September 30, 2009, respectively, related to the warrants.

The following table summarizes the assumptions used to value the warrants issued for the three tranches:

	Tranche 1	Tranche 2	Tranche 3

Weighted-average:
Risk free interest rate	1.7%	2.4%	2.3%
Expected option life (years)	5	5	5
Expected volatility	91%	81%	81%
Expected dividends	None	None	None

The 2009 Convertible Notes will mature at the earlier of December 20, 2009 or the sale of Buckeye and may be prepaid in whole or in part. Upon repayment, we will pay the face amount of the 2009 Convertible Notes outstanding at the rate of 115%. The holder of the 2009 Convertible Notes may, at its option and at any time prior to the maturity date, convert such 2009 Convertible Notes, in whole or in part, into our common stock at a conversion price of $3.65 per share. In addition to other covenants, the note purchase agreement places limits on the ability of Buckeye to incur additional indebtedness or incur other liens upon its property. The 2009 Convertible Notes were co-issued by Evergreen Energy Inc., our wholly owned subsidiary Evergreen Operations, LLC and its wholly owned subsidiary, Buckeye Industrial Mining Co. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye’s assets and Evergreen Operations, LLC’s equity interest in Buckeye. For further details see Note 9— Debt in Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008.

(5)   Segments

Our segments include the C-Lock segment, the Plant segment, the Mining segment and the Technology segment. The C-Lock segment reflects activities related to the measurement of greenhouse gases and third party certification of environmental improvements as carbon credits, called GreenCert. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in 2008. The Mining segment primarily represents the mining operations of our subsidiary Buckeye and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility.  The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of KFx Technology, LLC, which holds the patents to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended September 30, 2009					Three Months Ended September 30, 2008
	C-Lock	Plant	Mining	Technology	Total	C-Lock	Plant	Mining	Technology	Total

Operating revenues:
Mining	$—	—	$8,982	$—	$8,982	$—	$—	$14,011	$—	$14,011
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—	—	34	—	—	34
Consulting and other	260	—	—	—	260	—	—	—	—	—
Total segment revenue	260	—	8,982	—	9,242	—	34	14,011	—	14,045

Operating expenses:
Coal mining operating costs	—	—	8,385	—	8,385	—	—	11,485	—	11,485
General and administrative	3,863	103	1,254	5,584	10,804	1,507	554	1,132	5,348	8,541
Plant costs	—	293	—	—	293	—	2,272	—	82	2,354
Total segment operating expense:	3,863	396	9,639	5,584	19,482	1,507	2,826	12,617	5,430	22,380

Segment operating (loss) income	$(3,603)	$(396)	$(657)	$(5,584)	$(10,240)	$(1,507)	$(2,792)	$(1,394)	$(5,430)	$(8,335)

Reconciliation to net loss:

Total segment operating (loss) Income					$(10,240)					$(8,335)
Depreciation, depletion and amortization					(2,370)					(2,278)
Research and development					(7)					(9)
Other income (expense), net					(2,233)					4,018
Net loss attributable to noncontrolling interest					680					—
Net loss attributable to Evergreen Energy Inc.					$(14,170)					$(6,604)

	Nine Months Ended September 30, 2009					Nine Months Ended September 30, 2008
	C-Lock	Plant	Mining	Technology	Total	C-Lock	Plant	Mining	Technology	Total

Operating revenues:
Mining	$—	—	$40,542	$—	$40,542	$—	$—	$41,703	$—	$41,703
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—	—	463	—	—	463
Consulting and other	410	—	—	—	410	—	—	—	—	—
Total segment revenue	410	—	40,542	—	40,952	—	463	41,703	—	42,166

Operating expenses:
Coal mining operating costs	—	—	34,366	—	34,366	—	—	35,347	—	35,347
General and administrative	8,579	539	4,084	11,592	24,794	3,648	2,815	3,414	15,355	25,232
Plant costs	—	1,297	—	—	1,297	—	16,289	—	180	16,469
Total segment operating expense:	8,579	1,836	38,450	11,592	60,457	3,648	19,104	38,761	15,535	77,048

Segment operating (loss) income	$(8,169)	$(1,836)	$2,092	$(11,592)	$(19,505)	$(3,648)	$(18,641)	$2,942	$(15,535)	$(34,882)

Total assets	$7,641	$2,128	$54,670	$29,825	$94,264

Reconciliation to net loss:

Total segment operating (loss) Income					$(19,505)					$(34,882)
Depreciation, depletion and Amortization					(7,422)					(6,433)
Research and development					(54)					(76)
Other income (expense), net					(3,481)					1,919
Net loss attributable to noncontrolling interest					1,689					—
Net loss attributable to Evergreen Energy Inc.					$(28,773)					$(39,472)

(6)   Stock Grants, Options and Warrants

We measure and recognize compensation expense for all stock grants, options and warrants granted to employees, members of our board of directors and consultants, based on estimated fair values. We estimate the fair value of share-based payment awards on the grant date. We generally use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. We are required to make estimates of the fair value of the related instruments and the period benefited.

During the nine months ended September 30, 2009, we granted 973,000 stock options to our employees which had an immediate vest of 33% and the remaining portion will equally vest over the next two years from the grant date and expire seven years from anniversary date.  We also granted 72,000 options to our Board of Directors that immediately vested and expire three years from grant date.  Additionally, we granted 500,000 options to our new Chief Executive Officer that immediately vested on the date of grant and expire five years from the anniversary date and 3,000,000 restricted stock grants that vest if certain market conditions are met related to our common stock price and expire four years from anniversary date.  During the nine months ended September 30, 2008, we granted 704,000 stock options to our employees which vest in five equal installments beginning on March 14, 2008.

In 2005, we issued restricted shares to our former Chief Executive Officer and recognized non-cash expense ratably over the requisite service period until his retirement in June 2009.  Since the restricted shares never vested and were forfeited upon his retirement, the cumulative non-cash compensation expense recorded since 2005 was reversed in the second quarter of 2009.  This reversal of non-cash compensation totaled $2.9 million for the nine months ended September 30, 2009.  As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The following table summarizes the assumptions used to value stock options granted during the nine months ended September 30, 2009 and the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Weighted-average:
Risk free interest rate	2.60%	3.30%
Expected option life (years)	6.32	9
Expected volatility	85%	77%
Expected dividends	None	None

Effective July 1, 2009, Mr. Theodore Venners, our Founder and the chief strategy officer and director of C-Lock Technology, Inc., entered into a transition agreement where he will transition from all current officer positions and subsidiary board seat to a position of senior advisor to our Chief Executive Officer.  Pursuant to the terms of the transition agreement all outstanding unvested options to purchase our common stock, which total 24,000 and have an exercise price of $1.96, were fully vested.  Mr. Venners’ employment agreement dated December 31, 2005 is terminated by mutual agreement of the parties and the 600,000 shares of our common stock that Mr. Venners was granted in connection with the employment agreement will fully vest at Mr. Venners’ election upon satisfaction of any of the following conditions: (i) the end of the nine month transition period, (ii) the sale of all of the assets or of all of the stock of Buckeye or (iii) we receive third party financing in excess of $30 million.  In connection with the anticipated vesting of Mr. Venners’ 600,000 shares of common stock, the tax withholding provision of Mr. Venners’ employment agreement will remain in force thereby allowing him the option to pay the withholding tax on vesting by delivering to us cash or shares of our common stock which he has owned in excess of six months.  If Mr. Venners elects to deliver shares of common stock, we will then be required to submit the withholding tax in cash to the IRS.  We recognized $1.6 million of non-cash compensation related to the expected accelerated vesting of Mr. Venners 600,000 share grant during the three months ended September 30, 2009.  We will be required to recognize an additional $3.3 million of non-cash compensation expense related to Mr. Venners 600,000 share grant through April 2010.  If the sale of Buckeye or the financing in excess of $30 million occurs prior to April 2010 we would be required further accelerate the remaining $3.3 million of non-cash compensation expense at that time.

(7)   Related Parties

Royalties

In 1996, we entered into a royalty amendment agreement with Mr. Edward Koppelman, the inventor of the K-Fuel technology.  Pursuant to the agreement, we owe Mr. Koppelman’s estate 25% of our worldwide royalty and license fee revenue, as defined in the agreement, subject to a $75.2 million cap.  Since the 1996 amendment through September 30, 2009, we have made cumulative royalty and license payments totaling $2.2 million, pursuant to the $75.2 million cap, reducing the maximum potentially owed under the cap to $73.0 million.  Mr. Theodore Venners, our Founder is entitled to 50% of net distributable royalties disbursed to the Koppelman estate.

Leasing

On December 7, 2006, we entered into a memorandum of understanding and real estate lease with Hills Products Group, Inc. Hills Products is owned by Mr. Stanford Adelstein who serves on our Board of Directors.  We leased certain real estate and facilities, including a train load-out facility, for the sole purpose of trans-loading our K-Fuel refined coal from over-the-road trucks into railcars.  Prior to the execution of this agreement, our independent Board members approved this transaction.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  Per the agreement, we committed to a monthly payment in the amount of $1,500, plus an additional fee based on tonnage of K-Fuel refined coal loaded after agreed upon monthly tonnages are exceeded.  We did not pay anything for leasing fees for the three and nine months ended September 30, 2009.  We paid $0 and $12,000 for the three and nine months ended September 30, 2008, respectively.  As a result of the idling of our Fort Union plant, we terminated this agreement.

Consulting

We previously had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies.  Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our Founder.  We entered into agreements with Venners & Company for these services at a fixed monthly fee plus certain performance bonuses.  In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work.  In May 2008, after the final payment, our obligation ceased.  During the three and nine months ended September 30, 2008 we expensed $0 and $38,000, respectively.  We have not incurred any costs under this consulting agreement during the three and nine months ended September 30, 2009.

Licensing

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc.  The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities.  The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements.  In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract.  In August 2007, the developer of the proprietary technology became an employee of Evergreen Energy.  We granted 97,000 shares of our restricted common stock to the developer of the proprietary technology, which fully vested on April 3, 2008. We recognized $0 and $236,000 of non-cash compensation expensed for the three and nine months ended September 30, 2008, respectively.

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

Other

We have developed a scientifically accurate, scalable environment intelligence solution that measures greenhouse gases and generates verifiable emissions credits.  We utilized Enterprise Information Management, Inc. to help assist us in the development of our GreenCert software. One of our former non-executive employees serves on the board of directors of Enterprise Information Management.  We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  We incurred costs of $544,000 and $2.4 million during the three and nine months ended September 30, 2009, respectively and $1.5 million and $3.0 million for the same periods ended September 30, 2008, respectively.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of September 30, 2009 represent a 23% ownership interest in C-Lock Technology, Inc.

(8)   Commitments and Contingencies

Litigation

Our Buckeye subsidiary was named as a third-party defendant in a lawsuit filed on May 16, 2008, as follows: CWC Textron v. American Colloid, in the Circuit Court for the County of Oakland, State of Michigan.

                CWC Textron (“CWC”) manufactured camshafts for sale to Chrysler.  In 2007, Chrysler observed a defect occurring in approximately 20,000 camshafts and called that to the attention of CWC.  Chrysler and CWC investigated the cause of the defect over the course of 2007 and ultimately agreed to resolve the problem.  It was estimated prior to Buckeye’s involvement in the litigation that CWC incurred approximately $600,000 to resolve the problem.  This figure was raised to $700,000 after further investigation.  In addition, American Colloid claimed that Buckeye owed it $350,000 for lost profits which stemmed from Buckeye’s action.   In summary, CWC blames the defect on elevated sulfur content in the coal it used in making its casting molds.  CWC claims it obtained that coal from American Colloid.  American Colloid claims that the coal it provided to CWC came from Buckeye via a broker, Woodruff Coal Company (“Woodruff”).  American Colloid further claims that the testing results it received on the sulfur content of the coal were altered.  CWC sued American Colloid in May, 2008 for breach of contract and indemnification with regard to its costs.  In April, 2009, American Colloid brought a third party claim against Buckeye and Woodruff for breach of contract, fraud and indemnification.  During the week of October 12, 2009, the case was mediated.  A settlement was finalized on October 23, 2009.  Buckeye agreed to pay $185,000 of the settlement.  We anticipate insurance coverage of $85,000 for Buckeye’s amount leaving Buckeye with a $100,000 out of pocket settlement.  However, we have accrued $185,000 of settlement expense which is reflected in accrued expenses as of September 30, 2009.

Contingent payouts

We may owe our former investment banking firm up to $1.0 million upon the sale of Buckeye.  Furthermore, we may owe up to an additional $650,000 if we do not consummate the sale of Buckeye with the previous buyer.  However, we do not believe that we owe these fees to these third parties due to the lack of certain performance criteria.  If claims are made for these contingent payments, we intend to rigorously dispute these claims.

(9)   Assets and Liabilities Measured at Fair Value

In September 2006, the FASB issued authoritative guidance included in ASC 820 “Fair Value Measurements and Disclosures” The guidance defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of the guidance as of January 1, 2008, for financial instruments. Although the adoption of the guidance did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2009

The following table presents information about our net assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
Embedded derivatives	$116	$—–	$—	$116

The following table represents the change in fair value for the nine months ended September 30, 2009:

	Balance at December 31, 2008	Settlement	Unrealized gain	Realized gain	Balance at September 30, 2009
	(in thousands)
Embedded derivatives (1)	$25		$91	$—	$116
Auction rate securities (2)	1,800	2,000	—	200	—
____________________

The following table represents the change in fair value for the nine months ended September 30, 2008:

	Balance at December 31, 2007	Unrealized loss	Balance at September 30, 2008
	(in thousands)s
Embedded derivatives (1)	$1,470	$(960)	$510
Auction Rate Securities (2)	2,000	—	2,000
____________________

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control and probabilities of our future stock prices.  Generally, we use a Monte-Carlo fair value model run with thousands of iterations to fair value our derivative.  Our embedded derivatives are recorded in other long-term assets with the fair value adjustment recorded in other (expense)/ income on our condensed consolidated balance sheet and our condensed consolidated statements of operations, respectively.

(2)
We were required to make significant estimates and assumptions when fair valuing auction rate securities.  Our estimates were based upon consideration of various factors including the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of September 30, 2009, certain leasehold improvements were required to be measured at fair value in conjunction with the abandonment of a portion of our corporate office space.  The leasehold improvement related to the unused office space had a net book value of $413,000 and was written down to an estimated value of zero, resulting in an impairment charge of $413,000 which is reflected in general and administrative expenses for the three and nine months ended September 30, 2009. We estimated the fair value of these assets based on an income approach using significant unobservable inputs (Level 3).  In addition, we recorded a loss on our unused office space in the amount of $1.0 million.  We estimated the fair value of the loss based on an income approach using significant unobservable inputs (Level 3).

(10)   Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008; our consolidating balance sheets as of September 30, 2009 and December 31, 2008, and our consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC.  The 2009 Convertible Notes are not guaranteed by any subsidiaries and are reflected in the Evergreen Energy Inc. column.  The 2009 Convertible Notes were co-issued by Evergreen Energy Inc., our wholly owned subsidiary Evergreen Operations, LLC and its wholly owned subsidiary, Buckeye Industrial Mining Co. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye’s assets and Evergreen Operations LLC’s equity interest in Buckeye.  The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technology, Inc. which is 77% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements. Transactions effecting our consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock and warrant issuances. These transactions for all periods relate to our parent, Evergreen Energy Inc.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2009

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets

Current:
Cash and cash equivalents	$1,635	$—	$160	$—	$1,795
Accounts receivable, net	—	3,131	25	—	3,156
Inventory	—	2,116	—	—	2,116
Receivable from parent 2009 convertible notes	—	15,000	—	(15,000)	—
Prepaid and other assets	1,411	394	174	—	1,979
Total current asset	3,046	20,641	359	(15,000)	9,046
Property, plant and equipment, net of accumulated depreciation	1,993	24,544	2,513	—	29,050
Construction in progress	11,618	4,679	4,930	—	21,227
Mineral rights and mine development, net of accumulated depletion	—	17,183	—	—	17,183
Restricted cash	13,389	—	—	—	13,389
Debt issuance costs, net of amortization costs	1,049	—	—	—	1,049
Investment in consolidated subsidiaries	(264,761)	—	—	264,761	—
Due from subsidiaries	301,904	—	—	(301,904)	—
Other assets	1,127	566	1,627		3,320
	$69,365	$67,613	$9,429	$(52,143)	$94,264
Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable	$1,855	$3,959	$564	$—	$6,378
Accrued liabilities	5,166	2,617	1,681		9,464
Short-term debt	15,000	15,000	—	(15,000)	15,000
Other current liabilities	188	—	179		367
Total current liabilities	22,209	21,576	2,424	(15,000)	31,209
Long-term debt	27,944	—	—	—	27,944
Deferred revenue, less current portion	—	—	8,732	—	8,732
Due to parent	—	257,271	44,633	(301,904)	—
Asset retirement obligations	—	6,738	—	—	6,738
Other liabilities, less current portion	1,616	241	188	—	2,045
Total liabilities	51,769	285,826	55,977	(316,904)	76,668
Commitments and contingencies
Total equity (deficit)	17,596	(218,213)	(46,548)	264,761	17,596
	$69,365	$67,613	$9,429	$(52,143)	$94,264

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$6,550	$—	$1,117	$—	$7,667
Accounts receivable, net	—	6,640	—	—	6,640
Marketable securities	—	—	—	—	—
Inventory	—	958	—	—	958
Prepaid and other assets	326	350	157	—	833
Total current assets	6,876	7,948	1,274	—	16,098
Property, plant and equipment, net of accumulated depreciation	3,597	23,098	3,270	—	29,965
Construction in progress	10,700	4,603	2,399	—	17,702
Mineral rights and mine development, net of accumulated depletion	—	18,032	—	—	18,032
Restricted cash	13,444	—	—	—	13,444
Debt issuance costs, net of amortization	1,330	—	—	—	1,330
Investment in consolidated subsidiaries	(250,244)	—	—	250,244	—
Due from subsidiaries	293,767	—	—	(293,767)	—
Other assets	1,106	492	3,272	—	4,870
	$80,576	$54,173	$10,215	$(43,523)	$101,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,004	$3,579	$—	$—	$6,583
Accrued liabilities	3,813	2,308	799	—	6,920
Other current liabilities	182	—	150	—	332
Total current liabilities	6,999	5,887	949	—	13,835
Long-term debt	28,573	—	—	—	28,573
Deferred revenue	—	—	6,732	—	6,732
Due to parent	—	254,964	38,803	(293,767)	—
Asset retirement obligations	—	6,505	—	—	6,505
Other liabilities, less current portion	1,154	629	163	—	1,946
Total liabilities	36,726	267,985	46,647	(293,767)	57,591
Commitments and contingencies
Total equity (deficit)	43,850	(213,812)	(36,432)	250,244	43,850
	$80,576	$54,173	$10,215	$(43,523)	$101,441

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$8,982	$—	$—	$8,982
K-Fuel refined coal and blended K-Fuel refined coal	—	—	—	—	—
Consulting and other	—	—	260	—	260
Total operating revenue	—	8,982	260	—	9,242
Operating expenses:
Coal mining operating costs	159	8,226	—	—	8,385
General and administrative	5,313	1,357	4,134	—	10,804
Plant costs	—	293	—	—	293
Depreciation, depletion and amortization	294	1,779	297	—	2,370
Research and development	—	—	7	—	7
Total operating expenses	5,766	11,655	4,438	—	21,859
Operating loss	(5,766)	(2,673)	(4,178)	—	(12,617)
Other income (expense):
Interest income	5	—	—	—	5
Interest expense	(2,257)	—	—	—	(2,257)
Other income, net	(38)	57	—	—	19
Total other (expense) income	(2,290)	57	—	—	(2,233)

Equity in loss of subsidiaries	(6,794)	—	—	6,794	—
Net loss	(14,850)	(2,616)	(4,178)	6,794	(14,850)
Less: net loss attributable to noncontrolling interest	—	—	—	680	680
Net loss attributable to Evergreen Energy Inc.	$(14,850)	$(2,616)	$(4,178)	$7,474	$(14,170)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Mining	$—	$14,011	$—	$—	$14,011
K-Fuel refined coal and blended K-Fuel refined coal	—	34	—	—	34
Total operating revenue	—	14,045	—	—	14,045
Operating expenses:
Coal mining operating costs	157	11,328	—	—	11,485
General and administrative	4,554	1,686	2,301	—	8,541
Plant costs	—	2,272	82	—	2,354
Depreciation, depletion and amortization	367	1,877	34	—	2,278
Research and development	—	—	9	—	9
Total operating expenses	5,078	17,163	2,426	—	24,667

Operating loss	(5,078)	(3,118)	(2,426)	—	(10,622)

Other income (expense):
Interest income	175	—	26	—	201
Interest expense	(1,653)	—	—	—	(1,653)
Gain on debt for equity exchange transactions	5,904	—	—	—	5,904
Other (expense) income, net	(451)	6	11	—	(434)
Total other (expense) income	3,975	6	37	—	4,018

Equity in loss of subsidiaries	(5,501)	—	—	5,501	—

Net loss	$(6,604)	$(3,112)	$(2,389)	$5,501	$(6,604)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$40,542	$—	$—	$40,542
Consulting and other	—	—	410	—	410
Total operating revenue	—	40,542	410	—	40,952
Operating expenses:
Coal mining operating costs	470	33,896	—	—	34,366
General and administrative	10,681	4,623	9,490	—	24,794
Plant costs	—	1,297	—	—	1,297
Depreciation, depletion and amortization	979	5,554	889	—	7,422
Research and development	—	—	54	—	54
Total operating expenses	12,130	45,370	10,433	—	67,933
Operating loss	(12,130)	(4,828)	(10,023)	—	(26,981)
Other income (expense):
Interest income	37	—	25	—	62
Interest expense	(4,352)	—	—	—	(4,352)
Gain on debt for equity exchange transaction	322	—	—	—	322
Other income, net	387	130	(30)	—	487
Total other (expense) income	(3,606)	130	(5)	—	(3,481)

Equity in loss of subsidiaries	(14,726)	—	—	14,726	—
Net loss	(30,462)	(4,698)	(10,028)	14,726	(30,462)
Less: net loss attributable to noncontrolling interest	—	—	—	1,689	1,689
Net loss attributable to Evergreen Energy Inc.	$(30,462)	$(4,698)	$(10,028)	$16,415	$(28,773)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Mining	$—	$41,703	$—	$—	$41,703
K-Fuel refined coal and blended K-Fuel refined coal	—	463	—	—	463
Intercompany consulting and other	—	171	—	(171)	—
Total operating revenue	—	42,337	—	(171)	42,166
Operating expenses:
Coal mining operating costs	464	34,883	—	—	35,347
General and administrative	13,920	6,229	5,083	—	25,232
Plant costs	—	16,289	180	—	16,469
Cost of intercompany consulting revenue and other	—	171	—	(171)	—
Depreciation, depletion and amortization	1,188	5,138	107	—	6,433
Research and development	—	—	76	—	76
Asset impairments	—	—	—	—	—
Total operating expenses	15,572	62,710	5,446	(171)	83,557

Operating loss	(15,572)	(20,373)	(5,446)	—	(41,391)

Other income (expense):
Interest income	1,058	—	95	—	1,153
Interest expense	(5,292)	—	—	—	(5,292)
Gain on debt for equity transactions	5,904	—	—	—	5,904
Other (expense) income, net	(668)	797	25	—	154
Total other (expense) income	1,002	797	120	—	1,919

Equity in loss of subsidiaries	(24,902)	—	—	24,902	—

Net loss	$(39,472)	$(19,576)	$(5,326)	$24,902	$(39,472)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2009

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations		Evergreen Energy Consolidated
	(in thousands)
Cash (used in) provided by operating activities	$(10,749)	$5,008	$(4,283)		$—	$(10,024)
Investing activities:
Purchases of property, plant and equipment and construction in progress	(1,115)	(7,297)	(2,640)		—	(11,052)
Proceeds from maturities of marketable securities	—	—	2,000		—	2,000
Change in restricted cash	55	—	—		—	55
Other
Cash used in investing activities	(1,060)	(7,297)	(640)		—	(8,997)
Financing Activities:
Advances to/from parent/subsidiaries	42,796	42,827	6,003		(91,626)	—
Payments to/from parent/subsidiaries	(49,051)	(40,538)	(2,037)		91,626	—
Proceeds from issuance of 2009 convertible notes	15,000	—	—		—	15,000
Proceeds from reverse repurchase transaction	—	—	1,800		—	1,800
Payments on reverse repurchase transaction	—	—	(1,800)		—	(1,800)
Payments of debt issuance costs	(1,830)	—	—		—	(1,830)
Other	(21)	—	—		—	(21)
Cash provided by financing activities	6,894	2,289	3,966		—	13,149
Increase (decrease) in cash and cash equivalents	(4,915)	—	(957)		—	(5,872)
Cash and cash equivalents, beginning of year	6,550	—	1,117		—	7,667
Cash and cash equivalents, end of period	$1,635	$—	$160	$		$1,795

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2008

	Evergreen Energy Inc. (issuer)	Evergreen Operations, LLC (guarantor)	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities	$(15,247)	$(12,785)	$(4,463)	$—	$(32,495)
Investing activities:
Purchases of property, plant and equipment and construction in progress	(3,968)	(5,016)	(2,918)	—	(11,902)
Purchase of marketable securities	(5,000)	—	—	—	(5,000)
Proceeds from maturities of marketable securities	27,500	—	—	—	27,500
Change in restricted cash	16,111	—	—	—	16,111
Other	6	11	—	—	17
Cash provided by (used in) investing activities	34,649	(5,005)	(2,918)	—	26,726
Financing Activities:
Advances to/from parent/subsidiaries	(38,928)	—	—	38,928	—
Payments to/from parent/subsidiaries	14,244	17,790	6,894	(38,928)	—
Proceeds from exercise of options and warrants	55	—	—	—	55
Payments on capital leases and other	(3)	—	—	—	(3)
Cash provided by (used in) financing activities	(24,632)	17,790	6,894	—	52
Increase (decrease) in cash and cash equivalents	(5,230)	—	(487)	—	(5,717)
Cash and cash equivalents, beginning of year	25,194	—	1,764	—	26,958
Cash and cash equivalents, end of period	$19,964	$—	$1,277	$—	$21,241

(11)   Subsequent events

On October 28, 2009, we filed a universal shelf registration statement with the Securities Exchange Commission that, once effective, will allow us to offer and sell up to $50,000,000 of common stock, preferred stock, debt securities, warrants, and units consisting of any of these securities.  These securities may be offered and sold by us in one or more offerings.  The common stock, preferred stock, debt securities, warrants, and units may be convertible or exercisable or exchangeable for common or preferred stock or other of our securities.

On October 21, 2009 we entered into a definitive agreement for the sale of shares of our Series B Convertible Preferred Stock (“Preferred Stock”) pursuant to a private placement offering to institutional investors, representing gross proceeds to us of $7.0 million, with net proceeds of $5.0 million to us prior to transactions costs.  Evergreen plans to use the net proceeds for general corporate purposes.

The Preferred Stock is convertible into shares of our common stock at the option of the investors at a conversion price of $0.6025 per share and will accrue a 5.66% cumulative dividend until October 21, 2014.  If the Series B Convertible Preferred Stock is converted at any time prior to October 21, 2014, we will pay the holder an amount equal to the total dividend that would accrue on the Series B Convertible Preferred Stock from the conversion date through October 21, 2014, or $282.99 per $1,000 stated value of Preferred Stock converted, less any dividend payments made with respect to the converted Preferred Stock.  Approximately $2.0 million of the gross proceeds will be placed into an escrow account as a make-whole provision, which amounts will be released to pay the dividend and other payments described above.  The investors also will receive warrants to purchase an aggregate of 5,787,037 shares of our common stock.  The warrants will have an exercise price of $0.648 per share and are exercisable at any time after the closing of the transaction and before the fifth anniversary of the initial exercise date.

There were no other subsequent events requiring disclosure or adjustment to the financial statements through November 8, 2009, the date prior to the date our financial statements were issued.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and the Consolidated Financial Statements contained therein and also see updated risk factors filed on Form 8-K on October 28, 2009.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Evergreen Energy Inc. was founded in 1984 as a cleaner coal technology, energy production and environmental solutions company.  In the last two years, we have sharpened our focus on positioning us as a carbon technology company.  We have developed two proven, proprietary, patented, and transformative green technologies: the GreenCert suite of software and services and K-Fuel.  GreenCert, owned exclusively by Evergreen Energy, is a scientifically accurate, scalable environment intelligence solution that measures greenhouse gases and generates verifiable emissions credits. GreenCert, built on IBM’s Service-Oriented Architecture, is the environment intelligence solution that provides customers the end-to-end visibility and traceability necessary to measure their complete environmental footprint.  K-Fuel technology significantly improves the performance of low-rank coals yielding higher efficiency on low emissions.

We have developed a three-phase plan to bring our GreenCert solution to market.  In the first phase, GreenCert quantifies the company's baseline emissions status and the accuracy of the methodology and data used.  In the second phase, we assess and identify the capital expenditure and operating expense improvements that drive efficiencies within the company or specific plant and determines the Green House Gasses (“GHG”) savings associated with those efficiency improvements.  This phase also elevates methods to reduce the uncertainty of the GHG measurement to improve accuracy.  Combined, the first two phases deliver the GHG assessment and result in an understanding of the return on investment for employing the third phase. In this final phase, we deploy the site-specific, highly-customized solution that enables the quantification and monetization of the emissions reductions and efficiency improvements.  The deployed solution then enables new improvements to be quantified and monetized going forward.

GreenCert Energy software solution will continue to be refined and enhanced.  One of the key improvements to date is the ability to meet the data input and quantification requirements of the European Union Emissions Trading System’s GHG Monitoring and Reporting Guidelines.  Future upgrades are expected to address localization to meet current interest in Asia as well as integration with key components like business intelligence, business rules engine and asset management.  Such enhancements would enable the GreenCert solution to market to energy distribution and transmission, supply chain, petroleum production and transportation companies.  In addition, in the long term we can further develop our GreenCert Agriculture software for possible carbon credit needs.

We have been evaluating several alternatives related to strategic positioning of the company, including the potential sale, spin-off or joint venture of certain assets, including our Buckeye Industrial Mining Co. subsidiary (“Buckeye”) and our K-Fuel technology.   We entered into an exclusivity arrangement to sell Buckeye with one particular party and this exclusivity has expired.  We have not executed a definitive agreement with this party.  As a result, we are in the process of evaluating investment banking firms to assist us in remarketing Buckeye and anticipate engaging a firm in the very near future. The sale of Buckeye could provide us with immediate access to significant capital that could be reinvested in the growth of our GreenCert technology business. If our Board of Directors does not approve a sale of Buckeye, we will retain it and continue its operations.  Actual 2009 cash flows from Buckeye’s operations have been less than previously anticipated, due in part to the depressed economy and the unusually mild summer temperatures in the North East region of the United States, both of which have led to lower than previously forecasted coal prices and reduced coal consumption.

While we have investigated a number of financing alternatives, we have not yet obtained sufficient additional financing.  Recently we completed a financing transaction resulting in gross proceeds of $7.0 million, with net proceeds of $5.0 million to us prior to transactions costs, as described further below. However, we continue to require capital and are investigating sources of additional capital. On October 28, 2009, we filed a universal shelf registration to enable us future financing options.  Because of the immediate need for additional capital to fund operations and repay short-term borrowings, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

We believe we are uniquely positioned for success by mitigating the inevitable collision between the world’s increasing reliance on coal-fired energy and its simultaneously mounting expectations toward reducing greenhouse gas emissions. Through licensing, joint ventures and other partnerships, we are responding to these global market demands through the development and delivery of our two proprietary and proven technologies.  As part of our strategy to transition from a capital intensive build, own and operate model to a ‘capital-light’ pure licensing and joint venture model, we have been evaluating options for selling some of our non-core assets.  We have been negotiating the sale of Buckeye with one particular party, but we do not yet have a definitive agreement.  If we do not sell Buckeye to that party, we will continue its operations and renew our marketing efforts.

Significant Trends

For the last several years, our operations have been focused on developing our technologies and enhancing the K-Fuel plant design. As a result, we have limited revenues from K-Fuel refined coal and, historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we began to generate revenue and incur more substantial mining costs. In the future, we plan to generate revenue from licensing our proprietary technologies including entering into joint ventures and other partnerships, both domestically and internationally. While we anticipate our Plant costs to decline in 2009 in comparison to 2008, we will continue to incur various costs related to maintaining the site in a non-operational mode. As our operations expand, we expect our revenue and cost structure will also increase.  The following discussion and analysis is focused on the events and trends that we believe have or will in the future have the most significant impact on our business.

See our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

Our segments include the C-Lock segment, the Plant segment, the Mining segment and the Technology segment. The C-Lock segment reflects activities related to the measurement of green house gases and third-party certification of environmental improvements as carbon credits, called GreenCert. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in 2008. The Mining segment primarily represents the mining operations of our subsidiary Buckeye and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations and the activities of KFx Technology, LLC, which holds the patents to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Total revenues for the third quarter of 2009 and 2008 were $9.2 million and $14.0 million, respectively.

Revenues in our Mining segment for the third quarter of 2009 and 2008 were $9.0 million and $14.0 million respectively, as follows:

•
Coal revenue includes mined raw and prepared coal sales within our Buckeye operations.  Coal revenues were $8.0 million and $12.0 million for the third quarter of 2009 and 2008, respectively.  Coal sales for the third quarter ended 2009 were 99,000 tons at $65.66 sales realization per ton sold compared to 177,000 tons at $56.50 sales realization, net of transportation cost of $1.5 million and $2.0 million, per ton sold, for the third quarter 2008.  Our coal price per ton increased due to our increase in our pre sold negotiated price per ton.  However, revenues decreased due principally in part to the depressed economy and the unusually mild summer temperatures in the North East region of the United States, both of which have led to lower than previously forecasted coal prices and reduced coal consumption.

•
Brokered coal sales, net are derived from revenues less the costs associated with the purchase of coal from other coal producers, which we ship directly to customers.  Brokered coal sales, net were $0 for the third quarter of 2009 compared to $248,000 for the third quarter of 2008. We enter into brokered coal sales as opportunities arise or as needed to meet certain customers requests, and as a result, revenues in this area fluctuate.

•
Ash disposal revenue includes revenue generated from the disposal of coal combustion bi-products at our ash pit in Ohio.  Ash disposal revenues were $859,000 for the third quarter of 2009 compared to $1.8 million for the third quarter of 2008.  The decrease for the three months ended September 30, 2009 was due to decreased disposal volume from one of our large customers.

Total revenues for the nine months ended September 30, 2009 and 2008 were $41.0 million and $42.2 million, respectively.

Revenues in our Mining segment for the nine months ended September 30, 2009 and 2008 were $40.5 million and $41.7 million, respectively, as follows:

•
Coal revenues were $37.1 million and $35.4 million for the nine months ended September 30, 2009 and 2008, respectively. Coal sales for the nine months ended September 30, 2009 were 452,000 tons at $66.37 sales realization, net of transportation costs of $7.1 million and $6.5 million, per ton sold compared to 548,000 tons at $52.74 sales realization per ton sold, for the nine months ended September 30, 2008. Our coal price per ton increased due to our increase in our pre sold negotiated price per ton.  However, revenues decreased due to the depressed economy and the unusually mild summer temperatures in the North East region of the United States, both of which have led to lower than previously forecasted coal prices and reduced coal consumption.  However, sale realization for the nine months ended September 30, 2009 increased primarily due to higher coal prices realized during the first quarter of 2009 compared to the same period ended 2008.

•	Brokered coal sales, net were $5,000 for the nine months ended September 30, 2009 compared to $315,000 for the same period ended 2008.

•
Ash disposal revenues were $3.2 million for the nine months ended September 30, 2009 compared to $6.0 million for the same period ended 2008.  The decrease for the nine months ended September 30, 2009 was due to decreased disposal volume from one of our large customers.

K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties.  Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties.  The remaining revenue related to the raw or prepared coal is reflected in Mining revenues. K-Fuel refined coal and blended K-Fuel refined coal sales were $0 for the nine months ended September 30, 2009 compared to $463,000 for the same period ended 2008. We expect to have no revenue for the remainder of 2009.

Coal Mining Operating Costs

Our coal mining operating expenses primarily include all costs associated with the mining of coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

Coal mining operating expenses

Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs.  Coal mining operating expenses were $8.4 million and $9.9 million for the third quarters ended 2009 and 2008, respectively.  Coal mining operating cost for the nine months ended September 30, 2009 and 2008 were $34.0 million and $31.1 million, respectively.  The increase during the three months and nine months ended September 30, 2009, was primarily due to more than expected ash and rock content thus increasing transportation costs and preparation/separation costs.

Ash disposal

Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility.  Ash disposal expenses were $752,000 and $1.6 million for the quarters ended September 30, 2009 and 2008, respectively.  Ash disposal expenses for the nine months ended September 30, 2009 and 2008 were $2.7 million and $4.2 million, respectively.  The decrease in the third quarter 2009 and the nine months ended September 30, 2009 is in correlation with the decrease in revenue when compared to the same periods ended 2008.

Plant costs

Subsequent to the idling of the Fort Union plant, costs primarily consist of liability insurance, salaries and wages, security and repair and maintenance.  Previously plant costs primarily included purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, byproducts and water disposal, and employee-related costs, which are reflected in our Plant segment.  Plant costs were $293,000 and $2.4 million for the three months ended September 30, 2009 and 2008, respectively.  Plant costs were $1.3 million and $16.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Plant costs decreased for the three and nine months ended September 30, 2009 due to the idling of our Fort Union plant in late March 2008.  While we anticipate further plant costs reductions, we will continue to incur various costs related to maintaining the site in a non-operating mode.

General and Administrative

Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures. As a result of idling our Fort Union plant, these allocated costs have significantly decreased in our Plant segment and increased in other segments most notably in our Technology segment, when comparing the three and nine months ended September 30, 2009 to the same periods ended September 30, 2008.

The following table summarizes our general and administrative costs for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Non-cash, share-based compensation	$2,349	$1,319	$2,981	$4,683
Employee-related costs	2,834	3,274	9,477	10,097
Professional fees	2,613	1,033	5,119	2,994
Office and travel costs	1,515	879	3,199	2,886
Insurance and other	1,493	2,036	4,018	4,572
Total general and administrative	$10,804	$8,541	$24,794	$25,232

Non-cash, share-based compensation expenses were $2.3 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, substantially all of which related to our Technology segment.  Non-cash compensation expenses were $3.0 million and $4.7 million for the nine months ended September 30, 2009 and 2008, respectively, substantially all of which relate to our Technology segment.  The increase for the three month ended September 30, 2009 can be attributed to a transition agreement we entered onto with a former officer.  Pursuant to the agreement, we accelerated his restricted stock grant and recorded $1.6 million of non-cash compensation.  The decrease for the nine months ended September 30, 2009 is primarily due to the retirement, of our former Chief Executive Officer and his restricted stock grant.  Since his restricted shares never vested and were forfeited upon his retirement the cumulative non-cash compensation expense recorded since 2005 was reversed.  This reversal of non-cash compensation totaled $2.9 million for the nine months ended September 30, 2009.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs in each of our segments for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Technology	$757	$1,547	$3,052	$4,858
C-Lock	1,253	768	3,550	1,674
Mining	731	635	2,507	1,900
Plant	93	324	368	1,665
Total employee-related	$2,834	$3,274	$9,477	$10,097

Employee-related costs were $2.8 million and $3.3 million for the three months ended September 30, 2009 and 2008, respectively.  Employee-related costs were $9.5 million and $10.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease for the three months ended September 30, 2009 is primarily due to our cost cutting measures which resulted in lower employee count in our Technology segment.  Offsetting these decreases for nine months ended September 30, 2009, were primarily due to adding personnel to our C-Lock segment and accrued severance expense for two former executive officers in the amount of $557,000 in our Technology segment.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Technology	$2,072	$644	$3,701	$1,916
C-Lock	264	139	840	415
Mining	272	165	534	321
Plant	5	85	44	342
Total professional fees	$2,613	$1,033	$5,119	$2,994

Professional fees were $2.6 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively.  Professional fees were $5.1 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase for the three and nine months ended September 30, 2009 compared to the same periods ended September 30, 2008 was due to legal fees related to previous financing transactions that were not consummated, fees related to the sale of Buckeye, international work all in our Technology segment and filing patent applications for our GreenCert technology in our C-Lock segment.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Technology	$387	$515	$1,312	$1,683
C-Lock	1,040	226	1,641	629
Mining	32	48	154	152
Plant	56	90	92	422
Total office and travel	$1,515	$879	$3,199	$2,886

The increase in office and travel for the three and nine months is primarily due to consolidating our employees into a smaller section of our office space to enable us to potentially sublease a portion of the remaining office space at our corporate location.  As a result of our attempt to sublease the unused office space we incurred a non-recurring charge of $1.0 million in our Technology segment.  The majority of this non-recurring charge was allocated to our C-Lock and Plant segments based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Technology	$1,164	$1,635	$2,673	$3,081
C-Lock	157	228	732	603
Mining	168	124	587	500
Plant	4	49	26	388
Total insurance and other	$1,493	$2,036	$4,018	$4,572

Insurance and other costs were $1.5 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively.  Insurance and other costs were $4.0 million and $4.6 million for the nine months ended September 30, 2009 and 2008, respectively.  During the three and nine months ended September 30, 2009, we impaired $413,000 of leasehold improvements related to our unused corporate office space.  We are in the process of trying to sublease this unused office space. During the three and nine months ended September 30, 2008 we incurred costs associated with the abandonment of  projects which were replaced with more cost efficient projects.

Other Income Expense

Interest income

Interest income for the third quarter 2009 was $5,000 compared to $201,000 for the same period ended 2008.  Interest income for the nine months ended September 30, 2009 was $62,000 compared to $1.2 million for the same period ended 2008.  The decrease in interest income for the third quarter and nine months ended September 30, 2009 compared to the same periods ended September 30, 2008 was attributed to a lower cash balance and reduced interest rates in the market place during 2009.

Interest expense

Interest expense for the quarter ended September 30, 2009 was $2.3 million compared to $1.7 million for the same period ended 2008.  Interest expense for the nine months ended September 30, 2009 was $4.4 million compared to $5.3 million for the same period ended 2008. The interest expense relates to the 2007 Notes and 2009 Convertible Notes more fully described in Note 4 – Debt.  We anticipate interest expense to continue to decrease in future periods due to the conversion of a significant portion of our outstanding 2007 Notes, which began occurring in the third quarter of 2008.  This decrease will be offset by additional interest related to the 2009 Convertible Notes.

Other (expense) income

During the third quarter 2009, other income was $19,000 as compared to $434,000 of other expense for the same period ended 2008.  Other income for the nine months ended September 30, 2009 was $487,000 compared to $154,000 for the same period ended 2008.  We recognized a $200,000 gain on the liquidation of our auction rate security and during the nine months ended September 30, 2009 and a gain of 322,000 related to a conversion of a portion of our 2007 Notes during the nine months ended September 30, 2009.  During the nine months ended September 30, 2008 we received $744,000 of insurance reimbursements for cost incurred to repair certain equipment at our Fort Union plant and a gain of $410,000 related to the fair value of our embedded derivatives.

Liquidity and Capital Resources

We have reduced our cash flow used in operations by $22.5 million, when comparing the nine months ended September 30, 2009 to the same period in 2008. We accomplished these savings principally by suspending operations at our Fort Union plant, reducing corporate professional fees and other general and administrative costs. These cost reductions were offset by the expansion of our C-Lock operations, including the addition of personnel and other administrative costs associated with developing the business. In addition, we have invested $11.1 million in capital expenditures, primarily related to Buckeye, C-Lock’s software development and completion of the K-Fuel enhanced plant design tower design and other K-Fuel process development during the nine months ended September 30, 2009.

We have been evaluating several alternatives related to strategic positioning of the company, including the potential sale, spin-off or joint venture of certain assets, including our Buckeye and our K-Fuel technology.  We entered into an exclusivity arrangement to sell Buckeye with one particular party and this exclusivity has expired.  We have not executed a definitive agreement with this party.  As a result, we are in the process of evaluating investment banking firms to assist us in remarketing Buckeye and anticipate engaging a firm in the very near future.  Provisions contained within the indenture for the 2007 Notes limit our ability to sell the stock of our Buckeye subsidiary or its assets.  We have been in contact with approximately 95% of the bondholders and are actively seeking to contact the remaining five percent.  Assuming approval is received from 100% of the bondholders, we intend to execute the sale of Buckeye at a time and price that provides the most value to our shareholders and bondholders.  If our Board of Directors does not approve a sale of Buckeye, we will continue its operations and renew our marketing efforts.  Actual 2009 cash flows from Buckeye’s operations have been less than previously anticipated, due in part to the depressed economy and the unusually mild summer temperatures in the North East region of the United States, both of which have led to lower than previously forecasted coal prices and reduced coal consumption.

While we have investigated a number of financing alternatives, we have not yet obtained sufficient additional financing.  Recently we completed a financing deal with net proceeds of $5.0 million after transaction costs, as described further below. However, we continue to require additional capital and are investigating sources of additional capital. On October 28, 2009, we filed a universal shelf registration to enable future financing options. We are in late stage negotiations with the lender to extend the loan period related to our 2009 Convertible Notes to accommodate the anticipated remarketing of the Buckeye.  While we believe that we will be successful in these negotiations, we can provide no assurance that the debt will be extended. Because of the immediate need for additional capital to fund operations and repay short-term borrowings, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

On October 21, 2009 we entered into a definitive agreement for the sale of shares of our Series B Convertible Preferred Stock (“Preferred Stock”) pursuant to a private placement offering to institutional investors, representing gross proceeds to us of  $7.0 million, with net proceeds of $5.0 million to us prior to transactions costs.  Evergreen plans to use the net proceeds for general corporate purposes.  See further discussion in Note 11— Subsequent events.

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

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. As stated above, we have dramatically reduced our cash flow used in operations.  If Buckeye continues to experience unexpected declines in production for any reason, including but not limited to, heavy rains or flooding, slow-downs or suspension of operations for geologic or any other unanticipated reason, it could adversely impact our cash flow from operations. Further, continued market disruptions associated with the global credit crisis and the broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

As stated above, we continue to require additional capital and are investigating sources of additional capital.  Further, as we complete our strategic positioning of the company or as opportunities arise to accelerate the expansion of our GreenCert technology, or our anticipated operating cash flows are less than expected, due to among other things, lower than anticipated production at Buckeye or a protracted global credit crisis, we may need to obtain further funding. We believe we have the ability to raise additional capital from time to time as needed principally through: (1) equity offerings; (2) debt or debt offerings; (3) partnering with third parties; and (4) sale, spin-off or potential joint venture of certain assets including the Buckeye and K-Fuel assets. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available or be on acceptable terms.

Historical View

Cash Used in Operating Activities

Cash used in operating activities was $10.0 million and $32.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The majority of the cash used in operating activities for the nine months ended September 30, 2009 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant for the nine months ended September 30, 2009, were non-cash, share based compensation and warrant costs of $3.9 million and depreciation, depletion and amortization of $7.4 million. The most significant adjustments to net loss to arrive at cash used in operating activities for the nine months ended September 30, 2008 were non-cash, share-based compensation expense of $5.1 million and depreciation, depletion and amortization of $6.4 million.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $9.0 million for the nine months ended September 30, 2009.  Cash provided by investing activities was $26.7 million for the nine months ended September 30, 2008.  The majority of the uses and sources of cash relate to the following:

•
We spent $11.1 million on our capital equipment, primarily in our Buckeye operations, GreenCert  software development and future plant design for the nine months ended September 30, 2009 and $11.9 million for the nine months ended September 30, 2008.

•	We purchased $5.0 million of marketable securities for the nine months ended September 30, 2008. We received proceeds from maturities of $27.5 million in the nine months ended September 30, 2008.

•	We transferred out $18.2 million and transferred in $2.1 million of restricted cash during the nine months ended September 30, 2008.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2009 was $13.1 million compared to $52,000 for the nine months ended September 30, 2008.  The difference for the nine months ended September 30, 2009 was principally due to $15.0 million of proceeds from our 2009 Convertible Notes and payments of debt issuance costs of $1.8 million.

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

Except for embedded derivatives, we own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from such interest bearing securities. Currently, we have no significant foreign operations. We hold no equity market securities, which are subject to equity market risk relative to our own equity securities.

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

Changes in Internal Control over Financial Reporting

There was no significant changes in our internal control design over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control design over financial reporting.  However, in light of the material weakness that existed as of June 30, 2009 related to a misinterpretation of FAS (123-R), the Company’s accounting department was enhanced during the quarter ended September 30, 2009 through the hiring of an Accounting Manager to assist with financial reporting and technical accounting issues.  The hiring of the Accounting Manager remediates the material weakness through the addition of further technical accounting expertise and human resources.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Buckeye subsidiary was named as a third-party defendant in a lawsuit filed on May 16, 2008, as follows: CWC Textron v. American Colloid, in the Circuit Court for the Coundy of Oakland, State of Michigan.

CWC Textron (“CWC”) manufactured camshafts for sale to Chrysler.  In 2007, Chrysler observed a defect occurring in approximately 20,000 camshafts and called that to the attention of CWC.  Chrysler and CWC investigated the cause of the defect over the course of 2007 and ultimately agreed to resolve the problem.  It was estimated prior to Buckeye’s involvement in the litigation that CWC incurred approximately $600,000 to resolve the problem.  This figure was raised to $700,000 after further investigation.  In addition, American Colloid claimed that Buckeye owed it $350,000 for lost profits which stemmed from Buckeye’s action.   In summary, CWC blames the defect on elevated sulfur content in the coal it used in making its casting molds.  CWC claims it obtained that coal from American Colloid.  American Colloid claims that the coal it provided to CWC came from Buckeye via a broker, Woodruff Coal Company (“Woodruff”).  American Colloid further claims that the testing results it received on the sulfur content of the coal were altered.  CWC sued American Colloid in May, 2008 for breach of contract and indemnification with regard to its costs.  In April, 2009, American Colloid brought a third party claim against Buckeye and Woodruff for breach of contract, fraud and indemnification.  During the week of October 12, 2009, the case was mediated.  A settlement was finalized on October 23, 2009.  Buckeye agreed to pay $185,000 of the settlement.  We anticipate insurance coverage of $85,000 for Buckeye’s amount leaving Buckeye with a $100,000 out of pocket settlement.  However, we have accrued $185,000 of settlement expense which is reflected in accrued expenses as of September 30, 2009.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 and as modified by our current report on Form 8-K dated October 28, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the closing of the third tranche of the 2009 Convertible Notes, in July 2009, we accrued for the issuance for a warrant to purchase 175,000 shares of our common stock to Rodman & Renshaw, LLC and 43,750 warrants to purchase our common stock to Houlihan Lokey, both who served as placement agents with respect to the 2009 Convertible Notes. The warrants have an exercise price of $1.30 and expire in March 2014.  The warrants were issued in connection with the provision of investment banking services and as partial consideration for serving as placement agents and we relied upon the exemption from registration provided by Section 4(2) of the Securities Act with respect to the issuance.

During the quarter ended September 30, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been disclosed above or that have not been previously reported in a Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (filed with the Evergreen Energy Inc. 8-K dated October 22, 2009).
4.2	Security Purchase Agreement dated October 21, 2009*
4.3	Registration Rights Agreement dated October 21, 2009*
4.4	Common Stock Purchase Warrant dated October 21, 2009*
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

______________________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: November 9, 2009	By:	/s/ THOMAS H. STONER, JR.
Thomas H. Stoner, Jr.
Chief Executive Officer and President

Date: November 9, 2009	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer