Form 10-K
period 2009-12-31
EVERGREEN ENERGY INC
filed 2010-03-31
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was $88,236,019 computed by reference to the closing price of the common stock on June 30, 2009, the last trading day of the registrant's most recently completed second fiscal quarter.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2010
Common Stock, $.001 par value	201,295,116 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2010 Annual Meeting	Part III

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

  •
  our ability to complete the sale of Buckeye;

  •
  our limited operating history;

  •
  technical and operational problems at K-Fuel facilities;

  •
  uncertain market for GreenCert technology;

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

PART I

ITEM 1.    BUSINESS

        In this Annual Report on Form 10-K, we use the terms "Evergreen Energy," "we," "our," and "us" to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Buckeye Industrial Mining Co. All references to C-Lock®, GreenCert™, K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Direct® plants, refer to our patented processes and technologies explained in detail throughout this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

        We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. In the last two years, we have sharpened our focus on positioning us as a carbon technology company. We have developed two proprietary, patented, and potentially transformative green technologies: the GreenCert suite of software and services and K-Fuel. Our GreenCert technology is a scientifically accurate and scalable environment intelligence solution that measures greenhouse gases (or GHG) and other environmental costs enabling customers to manage and report their environmental assets and liabilities. GreenCert, built on IBM's Service-Oriented Architecture (or SOA), is an environment intelligence solution that provides customers the end-to-end visibility and traceability necessary to measure their complete environmental footprint. K-Fuel, our clean coal technology significantly improves the performance of low-rank coals yielding higher efficiency and lower emissions.

        Over the past year, we have been evaluating several alternatives related to our strategic positioning, including the potential sale of certain assets, including Buckeye. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen, which we refer to as the "sale of Buckeye", for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price will be deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement. The closing is not subject to a financing condition, but is subject to the satisfaction of customary closing conditions, including, among other matters, (i) accuracy of the representations and warranties and compliance with the covenants set forth in the agreement, each in all material respects, (ii) receipt of legally required regulatory approvals, and (iii) consents of certain governmental authorities and certain of Buckeye's specified contractual counterparties. The sale is expected to close in April 2010, but in any event no later than June 30, 2010. The proceeds from the sale of Buckeye will be used to retire the outstanding 2009 Notes including fees and accrued interest of $21.1 million, to fund related transaction expenses estimated at $2.5 million and for general working capital purposes.

        With the sale of Buckeye we will be able to better focus our resources on core business activities, our GreenCert and K-Fuel technologies. We terminated the contemplated K-Fuel spin-off as previously announced. Concurrently, Evergreen-China Energy Technology Co., Ltd. ("Evergreen-China"), a Sino-US joint venture between Evergreen Energy and a Chinese investor, signed a letter of intent with a large Chinese integrated utility and chemical manufacturer to build a K-Fuel plant in Inner Mongolia to produce K-Fuel from low-ranked lignite feedstock.

        As the business environment changes, our ongoing business plan may be altered. The following discussion addresses the current aspects of our business.

  GreenCert

        We are continuing the development of our GreenCert suite of software and services. GreenCert is an accurate and scalable environmental intelligence solution that quantifies greenhouse gas emission avoidances and reductions and generates verifiable emissions offsets. GreenCert provides real-time, multiple method data analysis to increase accuracy and reduce uncertainty to quantify incremental improvements. GreenCert also enables enterprises to reduce overall costs via the identification of significant operational efficiencies, compliance and risk reduction and sustainability measures. We intend to sell GreenCert as an on-premise offering and as a hosted software as a service (or SaaS) solution, both with annual licensing and renewal fees.

        GreenCert is a software framework that is both generally applicable to all industries and customizable for client and industry specifics and currently has two environmental intelligence solution sets: Energy/Utilities and Agriculture. The GreenCert Energy Solutions suite offers three levels: Reporting, Analytics and Enterprise. GreenCert Reporting contains baseline emissions tracking, an interface for emissions data entry, and base level reporting and dashboard capability. GreenCert Analytics offers reporting plus forward modeling and analysis tools. GreenCert Enterprise contains all of the components of GreenCert Analytics with the additional capability of an enterprise SOA solution which automates the quantification and verification of emission reductions. GreenCert Agriculture offers the unique ability to scientifically quantify, on a per field basis, soil carbon sequestration and generate terrestrial emission reduction offsets. GreenCert greenhouse gas consulting services are available to conduct environmental and efficiency assessments, to quantify footprints, and to provide utility, agricultural, and environmental expertise. All GreenCert products and services fall within the Enterprise Carbon Management solutions market as a broad class of solutions that cuts across industrial sectors to offer services, reporting, efficiency auditing, and emission reduction offsets for emitters of greenhouse gases.

        Evergreen Energy's GreenCert solutions are designed to be indifferent to legislation and meet and/or exceed any governmental mandate. Our scientifically rigorous solutions contain a flexible information technology backbone which can be adapted to any regulatory environment. Regardless of any new legislation, the efficiency and accuracy improvement that are obtained within the GreenCert Energy Solution appeals to utilities and provides a platform to prepare for future legislative or regulatory changes. Greenhouse gas regulation of any form will only enhance the market appeal for our GreenCert products.

        We have a three-phase plan to implement GreenCert at client locations. In the first phase, GreenCert quantifies the client's baseline emissions status and the accuracy of the methodology and data used. In the second phase, we assess and identify the capital expenditure and operating expense improvements that drive efficiencies within the client or specific plant and determines the GHG savings associated with those efficiency improvements. This phase also evaluates methods to reduce the uncertainty of the GHG measurement to improve accuracy. Combined, the first two phases deliver the GHG assessment and result in an understanding of the return on investment for employing the third phase. In this final phase, we deploy the site-specific, highly-customized solution that enables the quantification and monetization of the emissions reductions and efficiency improvements. The deployed solution then also enables further improvements to be quantified and monetized going forward.

        We continue to identify potential future strategic partners for GreenCert, in addition to IBM Corp. and Enterprise Information Management Corp (or EIM), to assist in the development, testing and roll-out of its products. Potential partners include companies offering services or products such as: energy engineering consulting; power generation performance optimization; environmental consulting; and products relating to sensor systems and devices, data collection devices, or other products that support energy or power plant operations. On November 5, 2009, we announced that GreenCert was validated on IBM's Solution Architecture for Energy and Utilities (or SAFE) framework, the software technology backbone that makes a wide range of utility solutions possible by helping clients build a standards-based integrated platform across the clients' entire operations and energy value chain. GreenCert will be marketed across the globe through the SAFE framework validation. Also on November 5, 2009, we announced our partnership with Black & Veatch to deploy GreenCert to the global power generation market. Black & Veatch expects to provide integrated emissions and performance management solutions by leveraging GreenCert for additional customer needs and requirements.

  K-Fuel

        Through our proprietary K-Fuel process we intend to meet the specific needs of public utility, industrial and international customers by providing economical solutions for energy supply, energy efficiency and compliance with environmental emission standards. Additional markets served by our K-Fuel process include mines looking to expand the market for their low rank coal by transforming it into a higher value fuel and chemical manufacturers using coal as a feedstock. Our K-Fuel process uses heat and pressure to physically and chemically transform high-moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy dense, energy efficient, lower-emission fuel. The inherent efficiency of higher Btu-lower moisture coal improves power plant performance and reduces emissions on a per kilowatt-hour-generated basis. We believe that China presents the best opportunity to develop the K-Fuel technology because of its plentiful reserves of high-moisture, low-Btu coals, its rapid growth in electric power demand and its lower construction and manufacturing costs. The goal of our K-Fuel technology is to transform those lower-rank coals into more efficient and environmentally compliant fuels in order to meet the increasing demand for energy in an optimal fashion. As mentioned above Evergreen-China continues discussions with a Chinese conglomerate for the potential construction of a K-Fuel plant in Inner Mongolia. See further discussion of the K-Fuel business under Business History.

Segments

        Our segments include the GreenCert segment, the Plant segment, the Mining segment and the Technology segment. The GreenCert segment reflects activities related to the measurement of greenhouse gases and certification of environmental improvements such as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant near Gillette, Wyoming, at which we suspended operations in March 2008. The Mining segment primarily represents our mining operations of our subsidiary Buckeye, and includes certain marketing capabilities such as an ash disposal facility and a coal preparation and blending facility. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary patented K-Fuel process, including our headquarters and related operations, around activities of KFx Technology, LLC, which holds the right to issue licenses of the K-Fuel technology. Corporate costs within our Technology segment are allocated to our other segments, generally based on a percentage of the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Business Strategy

        The principal elements of our long-term strategy are to focus our efforts and resources on building our GreenCert and K-Fuel businesses through a combination of organic growth, acquisitions and joint ventures and to complete the sale of our Buckeye operations. We plan to focus on the following strategies.

  •
  Develop and Market GreenCert.  We believe there is opportunity both domestically and internationally to market, license and sell our environmental intelligence and greenhouse gas software solutions and services. We believe that there is a unique opportunity for these services around the world. As "cap-and-trade" and other cap and carbon taxation programs seeking to limit emissions take hold, the global trading of emission reduction offsets is expected to expand, along with the need for accurate and precise measurements of emissions and the verification of emissions offsets.

  •
  Enter into Strategic Arrangements, Leverage Distribution Channels and Advance Relationships with Original Equipment Manufacturers (OEMs).  We have strategic arrangements and believe there are additional opportunities to further expand GreenCert through new relationships. Evergreen Energy has agreements with Foxconn Technology Group related to the Asia-Pacific Rim region and Crowley-Shindler in the Eastern European region. Both of these relationships provide for the marketing and further licensing of GreenCert solutions within these geographic regions. As further described above, we have relationships with IBM, EIM and Black & Veatch that we believe will present us opportunities to reach a broad-base of energy and utility customers. Our solutions require implementation services, infrastructure for support and hardware and advisory services—we therefore believe that these relationships will present us opportunities to broaden the market reach of our solution by using our partners' sales programs and sales channels.

  •
  Complete Assessments and Pilot Deployments and Enter into GreenCert Licensing Agreements.  We intend to complete assessments to determine and identify capital expenditure and operational improvements that result in efficiency improvements and therefore GHG emissions reductions. After this initial phase, we expect to implement pilot deployments at specific, individual customer sites using customer data to quantify these reductions and accurately determine the return on investment related to such improvements. Finally, we plan to license GreenCert as an on-premise offering and as a hosted SaaS solution, both with annual licensing fees and renewal fees. Our solutions will require consulting and implementation services.

  •
  Pursue Strategic Growth Through Acquisitions and Joint Ventures.  We believe we are positioned to pursue selected acquisitions and attract industry joint venture partners to continue our strategic development. Our investments in GreenCert and K-Fuel are consistent with our integrated technology strategy. We expect to pursue acquisitions of, or joint ventures with, companies that have operations complementary to our business model and strategy.

  •
  Enter into K-Fuel Licensing Agreements.  We believe that there are potential opportunities to license our K-Fuel technology internationally to third parties principally in the Asia-Pacific Rim region due to its vast reserves of low-rank coal, rapid economic growth and interest in upgrading that coal to meet its increasing appetite for electric power and use in industrial applications including chemical manufacturing. Concurrently, Evergreen-China signed a Letter of Intent with a large Chinese integrated utility and chemical manufacturer to build a K-Fuel plant in Inner Mongolia to produce K-Fuel from low ranked lignite feedstock.

  •
  Complete Sale of our Buckeye Subsidiary.  As discussed above, we have entered into an agreement for the sale of Buckeye. Per the terms of the agreement, Rosebud Mining Company will purchase certain assets of both Buckeye and Evergreen, generating aggregate proceeds of $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. The transaction is subject to customary closing conditions and the completion by Rosebud of due diligence. The sale is expected to close in April 2010, but in any event no later than June 30, 2010.

Competitive Strengths

        We believe we are uniquely positioned in the energy market as a result of the following strengths:

  •
  Highly Accurate and Patented Solution.  The GreenCert carbon information management software solution and services stand as an innovative software-based solution for the complex process of accurate, precise, transparent, verifiable and scientifically defensible quantification of greenhouse gases, emission reductions, and offsets. Uncertainties and costs associated with greenhouse gas measurement remain key issues for the emerging global carbon marketplace. The Federal Trade Commission has held hearings on guidelines for the sale of "carbon credits" and Congress has held hearings and is considering legislation to enact federal oversight of carbon markets. Also, in 2009, the Environmental Protection Agency (or EPA) took actions to require reporting of GHG emission and to include best available control technology for GHG emissions when initiating or renewing permits under the Clean Air Act. See further discussion under "Environmental Regulation Affecting Our Market". Through GreenCert, we offer a scientifically defensible, intelligence software and system solution to accurately measure greenhouse gas emissions and create verifiable and certifiable emission reduction credits that is also designed to be indifferent to legislation enacted.

  •
  Scalable, Enterprise-wide Solution.  We believe that other greenhouse gas measurement methods are cumbersome and inadequate. They are expensive, ad-hoc and can be unreliable. The solutions from these companies focus on mandatory and voluntary reporting of greenhouse gases. As such, they do not offer the ability to quantify incremental improvements as monetizable offsets, which is a unique feature of GreenCert. GreenCert is positioned within the energy and utilities market segment to function as an integral middleware for plant operations to optimize efficiency and greenhouse gas management, not just as a reporting solution.

  •
  Strong Base of Technical Experience and Expertise.  We have developed an employee population that is highly qualified and experienced in our GreenCert solution and in carbon management. Our experience and expertise includes carbon measurement, carbon emission modeling, power generation, soil carbon sequestration, and nitrogen oxides and sulfur dioxide reduction analysis. In addition, we have developed strong relationships and strategic partners to support our GreenCert solution, including IBM, EIM, and Black and Veatch, each of which has significant experience in the development, marketing and sale of software solutions.

    Our K-Fuel employees and consultants have a wide range of technical experience and expertise in refining coal, coal thermal upgrading, thermal processing, coal gasification, coal liquefaction, chemical engineering, power plant engineering and process engineering.

  •
  High Btu, Low Emission K-Fuel Refined Coal.  We have been able to convert thousands of tons of low-Btu sub-bituminous coals and lignites into K-Fuel refined coal, with higher Btu's and lower emissions, that is a replacement for dwindling supplies of higher quality coals. The EPA will likely impose strict mercury emission rules on a plant-by-plant basis due to the U.S. Supreme Court's rejection of a utility industry's appeal of a lower court ruling which vacated the "Clean Air Mercury Rule". Mercury reduction in coal is one of several environmental improvements where the K-Fuel process performs exceedingly well. With key congressional committees working to enact a "cap-and-trade" greenhouse gas emission or other carbon taxation bill in the future, and with groups of states rolling out regional limitations on sulfur dioxide, mercury, oxides of nitrogen and carbon dioxide emissions, K-Fuel's ability to reduce those emissions, including a potential 8% carbon dioxide reduction, stands out as a marketplace advantage. We believe K-Fuel industrial customers that use our K-Fuel refined coal or blended K-Fuel refined coal will be able to cost-effectively boost efficiency and will reduce these emissions without adding new, expensive, post-combustion cleanup equipment. Power generating facilities that burn our K-Fuel refined coal or blended K-Fuel refined coal instead of unrefined high Btu coal are expected to realize lower emissions and experience significant savings as a result of reducing the need to purchase carbon dioxide, sulfur dioxide, nitrogen oxide and mercury credits in order to comply with environmental regulations.

  •
  Provide Flexibility in Feedstock.  Coal-fired power plants and industrial users with post-combustion pollution controls may see improved pollution control performance by using our K-Fuel refined coal or blended K-Fuel refined coal and will benefit from the ability to use alternative feedstock in addition to their traditional feedstocks or to blend with their traditional feedstocks. We believe that Carbon Capturing and Storage Technology, or CCS, especially a class of clean coal technology that integrates coal gasification with carbon capture and storage referred to as IGCC-CCS, will perform better if the quality of its coal feedstock is upgraded through the K-Fuel process.

  •
  Key Industry Relationships.  In GreenCert, not only have we built strong alliances with IBM, EIM and Black and Veatch, but also strategic marketing partners in Asia and Eastern Europe. K-Fuel also benefits from key industry relationships, which we believe will assist us in the development, deployment and marketing of our K-Fuel and GreenCert technologies.

Competition

        We believe our GreenCert solution is a first-of-its-kind, web-based platform that accurately measures incremental greenhouse gas emission reductions and can certify these environmental improvements as emission offsets to meet any regulatory environment. There are other companies that have developed systems that measure greenhouse gases and certify emission offsets, and our potential customer base can choose to use other Enterprise Carbon Management solutions instead of ours. In the last year a number of additional companies have entered the Enterprise Carbon Management solution space. According to Groom Energy there are 68 companies that have software packages for GHG/Enterprise Carbon Management Solutions and they anticipate the number of sellers to increase 600% by 2011.

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

Intellectual Property

        Our success depends in part on our ability to protect our intellectual property and to avoid infringement of the intellectual property of third parties. Our trademarked GreenCert solution embodies greenhouse gas measurement, certification and carbon information management software. The technology and patents provide for certification of emission offset reduction credits—essential to maximizing the value of credits in compliance and trading markets. We have the worldwide exclusive rights to various patents. The technology can be applied to measurements of any emissions offsets reduction or other environmental attributes. This proprietary process is web-based and has been integrated with IBM software products and tools.

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

Business History

        We were founded in 1984. We incorporated under the laws of the state of Delaware in 1988. Our principal executive offices are located at 1225 17th Street, Suite 1300, Denver, Colorado 80202, and our telephone number is (303) 293-2992.

        GreenCert.    In December 2007, our subsidiary, C-Lock Technology, Inc., in conjunction with IBM and Enterprise Information Management, Inc. began developing a greenhouse gas solution called GreenCert. Certain aspects of GreenCert are patented and available to us through an exclusive licensing agreement. We continue to focus our efforts on further development and commercialization of our GreenCert solution.

        K-Fuel.    Over the past 25 years, we have been principally focused on the development of our K-Fuel technology. We have obtained multiple patents for different versions of the K-Fuel technology using a variety of methods to apply heat and pressure to process high moisture coal feedstocks. We have patents or patent applications for the K-Fuel technology issued or pending in the United States and various foreign countries. As we continue to develop and make enhancements to either technology or develop new technologies consistent with our business strategy, we anticipate expanding our patent coverage.

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

        The current K-Fuel process applies heat and pressure to lower-rank coals with high water content, such as those found in Wyoming's Powder River Basin, to reduce moisture from approximately 30% in the low-Btu coal to 8%-14% in our K-Fuel refined coal. As a result, the heat value is boosted by 25% to 40%. The increase is variable depending on the type of coal processed and process conditions. We believe the process results in increased efficiency of the fuel needs in power generating, industrial and institutional facilities. Further, the K-Fuel process removes a significant amount of impurities from the lower-Btu coal, which we believe will allow the power generation industry and smaller industrial coal boilers to economically comply with increasingly stringent air emission standards and environmental regulations. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces the mercury content, and upon combustion, sulfur dioxide and nitrogen oxides are also reduced. Our analysis also shows that burning K-Fuel refined coal with its increased efficiency will reduce carbon dioxide emissions by up to 8% on a per-kilowatt-hour generated basis.

        We, along with Bechtel Power Corporation, have completed the modifications and improvements of the design and efficiency of the equipment used in the K-Fuel process. Bechtel and Evergreen's operations teams at our Fort Union plant near Gillette, Wyoming completed successful testing of new operational systems that will support construction of future K-Fuel refineries, including an enhanced standard processing tower design. We believe this work signals that we have resolved the most substantive technical challenges to scaling and fully commercializing our production process.

        In March 2008, we suspended operations at our Fort Union plant in order to redirect constrained resources, both capital and human, to focus on the commercialization of this process in future K-Fuel plants. Suspending production at Fort Union enabled us to reduce our cash expenditures. The significant resources invested in the Fort Union plant served four important purposes:

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

  •
  Fourth, Fort Union served to produce K-Fuel at a commercial scale for customer test burns and purchase.

        Through the construction and limited operation of our Fort Union facility, which is the first plant utilizing the current version of our technology, we sought to further develop the application of our proprietary K-Fuel technology. As previously stated, the Fort Union plant has realized virtually all of the goals and objectives which we set forth, except for continuous production, and we suspended operations at this site. Also, during the last five years we have completed numerous evaluations to further test and improve our K-Fuel refined coal and process. During the years ended December 31, 2009, 2008 and 2007, our research and development costs were approximately $49,000, $79,000, and $876,000, respectively.

        In February 2007, we expanded our contractual relationship with Bechtel to assist with future designs of additional K-Fuel plants we may build or license. On September 19, 2007, we amended and restated our agreement with Bechtel. Through this new program management agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. This restated agreement increases the scope of engineering, procurement and construction services which may be performed by Bechtel. Bechtel's services are available to oversee both technical development and implementation of new facilities and plants.

        Buckeye.    On April 3, 2006, we completed the acquisition of Buckeye for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye's primary business is to mine, process, blend and sell high-quality coal to electric utilities, industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the State of Ohio, disposing up to one million tons of dry and conditioned ash per year. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of Buckeye for a purchase price of $27.9 million in cash payable at the closing of the transaction and the release of $5.0 million of reclamation bonds.

Customers

        As of December 31, 2009, two customers from our Mining segment accounted for 20% and 18% of total accounts receivable and three customers in our Mining segment accounted for 18%, 16% and 15% of total revenues for 2009. As of December 31, 2008, two customers from our Mining segment accounted for 32% and 20% of total accounts receivable and two customers in our Mining segment accounted for 20% and 9% of total revenues for 2008. As of December 31, 2007, three customers from our Mining segment accounted for 27%, 18% and 13% of total accounts receivable while two customers in our Mining segment accounted for 32% and 13% of total revenues for 2007. We believe the loss of any one of these customers would not have a material adverse effect on our financial position because we believe we would be able to sell our production to other customers at prevailing market prices.

        Through March 2010, Buckeye has presold, for delivery in 2010, approximately 338,000 tons of coal pursuant to long-term contracts, which expire through 2012. Buckeye has committed to deliver, in 2010, approximately 529,000 tons of coal pursuant to customer purchase orders. The prices are generally tied to published indices. The prices range from $41.00 to $95.00 per ton net of transportation with average current prices of approximately $57.42 per ton. The prices vary depending on the characteristics of the coal. Currently, 95% of Buckeye's anticipated coal sales in 2010 will be delivered from the pre-sold and committed tons.

        Through March 2009, Buckeye had presold for delivery in 2009, approximately 335,000 tons of coal pursuant to long-term contracts, which expire through 2011. In 2009, Buckeye has committed to deliver approximately 375,000 tons of coal pursuant to customer purchase orders. The prices are generally tied to published indices. The prices range from $49.00 to $105.00 per ton net of transportation with an average current price of approximately $71.75 per ton. The prices vary depending on the characteristics of the coal.

        Through March 2008, Buckeye had presold, for delivery in 2008, approximately 500,000 tons of coal pursuant to long-term contracts which expire through 2012, at prices tied to various published indices. We expected these prices to range from $35 to $59 per ton in 2008. Buckeye had presold 400,000 tons for delivery in 2007 at prices ranging from $34 to $55 per ton. Pursuant to existing contracts, Buckeye has presold approximately 800,000 tons of coal for delivery through 2012 at pricing which are tied to various indices. In 2008 Buckeye had committed to deliver approximately 200,000 tons of coal pursuant to customer purchase orders at prices tied to various indices, with the expected price ranging from $39 to $74 per ton.

Environmental Regulations Affecting our Market

        The following summarizes federal, state, and international programs that may affect the market for our K-Fuel refined coal and for GreenCert products.

A.    Federal Requirements:

  •
  National Ambient Air Quality Standards.  The Clean Air Act (CAA) requires that EPA set National Ambient Air Quality Standards (NAAQS), expressed as ambient concentration levels based on levels "requisite to protect" human health and welfare. NAAQS are established for six specific criteria pollutants (ozone; particulate matter (PM) and fine PM which are 2.5 microns or smaller; sulfur dioxides; nitrogen oxides (NOx); lead; and carbon monoxide). The NAAQS set to protect human health is called the primary standard, while the NAAQS established to protect welfare impacts, such as those on vegetation and visibility, is called the secondary standard. The primary standards have mandatory deadlines for attainment, whereas the secondary standards must be met as soon as practicable. The CAA requires EPA to review and, if appropriate, revise the NAAQS every five years.

  •
  State Implementation Plans.  Once a standard is finalized, States are required to develop State Implementation Plans (SIP) that demonstrate how areas within each state will attain NAAQS by using a combination of "state" and "federally" imposed controls and measures affecting emission sources. Depending on how far out of attainment a county or area is determined to be, different deadlines to reach attainment may be set. The SIP must be submitted to EPA for formal approval. As part of the SIP, emission standards are set for "state-controlled" sources, and enforced on businesses through construction and operating permits, on transportation systems, and sometimes on commercial and consumer product content. A number of States have imposed stationary source controls on existing and new sources that are more stringent than the federal NAAQS standards would require.

  •
  The Clean Air Act Acid Rain Program.  Title IV of the CAA separately regulates emissions of sulfur dioxide and nitrogen oxide from coal-fired power generating facilities. Specifically, title IV set a goal of reducing sulfur dioxide emissions by 10 million tons below 1980 levels and imposed a two-phased tightening of restrictions on fossil fuel-fired power plants. Phase I began in 1995 and focused primarily on coal-burning electric utility plants in the East and Midwest. In 2000, Phase II began and this phase tightened the annual emissions' limits on larger higher emitting plants and set restrictions on smaller, cleaner plants fired by coal, oil, and gas. The Acid Rain Program calls for a 2 million ton reduction in nitrogen oxide emission and focuses on one set of sources that emit nitrogen oxide: coal-fired electric utility boilers. Beginning in January 2000, nitrogen oxide emissions are to be reduced 900,000 tons per year beyond the 1.2 million per year reduction set by the EPA in 1995. Coal-fired electric utility boilers that are subject to the Acid Rain Program are required to report emissions of carbon dioxide along with their sulfur dioxide and nitrogen oxide emissions, but there is no required limit or control on the carbon dioxide emissions.

  •
  Clean Air Interstate Rule.  The Clean Air Interstate Rule was finalized by the EPA in March 2005. Once fully implemented, this rule will reduce sulfur dioxide emissions in 28 eastern states and the District of Columbia by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. Reduction of nitrogen oxide emissions began in January 2009, which was followed by reductions of sulfur dioxide emissions in January 2010. The program will be fully implemented by January 2015. This rule has been set aside by the U.S. Court of Appeals and the EPA is addressing that decision on remand.

  •
  Clean Air Mercury Rule.  The U.S. Environmental Protection Agency, or EPA, finalized the Clean Air Mercury Rule, or CAMR, on March 15, 2005 to reduce mercury emissions from coal-fired power plants for the first time ever. Phase 1 of CAMR was set to go into effect on January 1, 2010. However, on February 8, 2008, the U.S. Circuit Court of Appeals for the District of Columbia vacated the rule, requiring the EPA to develop a new proposed utility mercury regulation. As a result of this ruling, it is likely that individual coal-fired boilers and power plants will be held to stringent levels of mercury emission reductions instead of averaging mercury emissions across multiple plants and across the country. EPA is currently developing air toxic emission standards for power plants under the Clean Air Act that are consistent with the U.S. Court of Appeals for the D. C. Circuit's decision and has stated its intention to finalize a regulation for coal and oil fired electric generating units in 2011.

        We believe that existing and proposed legislation and regulations could affect the profitability of fossil fuel-fired, and specifically coal-fired power generating facilities which can emit substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions can affect the market for our K-Fuel refined coal by imposing limits and caps on fossil fuel emissions. Regulation of carbon dioxide and other GHG's can also affect our GreenCert technology solutions by enhancing market opportunities. The most significant existing national legislation and regulations affecting our K-Fuel market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are implemented by the EPA as previously described.

        While carbon dioxide and other GHG emissions are not regulated at the federal level at this time, the U.S. House of Representatives passed a bill in June 2009 which would amend the Clean Air Act to impose an economy-wide cap on GHG emissions and set up an emissions trading system to help mitigate control costs. The U.S. Senate introduced a similar bill in 2009, but action on this bill has been stalled. Currently it is uncertain whether Congress will complete legislation which would create a federal-level GHG cap-and-trade system this year.

        In 2009, the EPA initiated two actions which could potentially affect K-Fuel and GreenCert products. The first EPA action was a regulation for the Mandatory Reporting of Greenhouse Gases. The final rule for this regulation was published in the Federal Register in October 2009. This regulation does not limit or control GHG emissions, but requires reporting of GHG emissions from coal-fired power plants and other large industrial facilities starting with the 2010 calendar year. The second EPA action was issuance of the proposed rule for the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, also published in the Federal Register in October 2009. This rule, if finalized, would regulate GHG emissions from coal-fired power plants and other large industrial facilities by requiring that these installations include best available control technology for GHG emissions when initiating or renewing permits under the existing Clean Air Act. The EPA Administrator has recently stated (February 2010 letter to Senator Rockefeller) that it plans to phase in the GHG permit requirements over time starting in 2011 with large stationary sources.

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

B.    State and Regional Requirements

        State and regional policies will also impact our market. Important regional frameworks include The Regional Greenhouse Gas Initiative (RGGI), which requires reduction in carbon dioxide emissions from electric generating units, beginning in January 2009 in ten northeastern states. The Western Climate Initiative, a coalition including seven western states and four Canadian provinces as partners (although Arizona has recently announced that it will not continue to be a full partner), has developed a regional, economy-wide GHG cap-and-trade program, the first phase of which will start in 2012. In the Midwest, six states and one province are full members of the Midwestern Greenhouse Gas Reduction Accord with the aim of establishing a regional GHG cap-and-trade market system. Many states have at least nominal economy-wide greenhouse gas reduction targets. A number of these are based only on Executive Orders, so implementation is not assured. Many states have legislated greenhouse gas targets and/or utility performance standards including California, Connecticut, Illinois, Maine, Maryland, Massachusetts, Minnesota, Montana, New Jersey, Oregon, and Washington.

        The GHG emission reduction target set by state legislation is more stringent than the target set by RGGI, a regional cap-and-trade program to which Maryland belongs. RGGI caps carbon dioxide emissions for electric utilities and will achieve a 10 percent reduction in emissions from 2009 levels by 2018. Maryland's legislation also has a broader scope than RGGI, covering sources across the economy except the manufacturing sector.

        Many states also have mandatory GHG Reporting Requirements for utilities. For example, Washington, Oregon, California, New Mexico, Florida, Iowa, Wisconsin, North Carolina, Maryland, Delaware, Rhode Island, New Jersey, New York, Connecticut, Massachusetts, Vermont, New Hampshire, and Maine. All but 8 states have at least some voluntary reporting system, mostly through the Climate Registry. Many states are also implementing emission reduction policies more stringent than national policies with respect to mercury, SO2 and NOx and visibility,

C.    International Markets

        Markets for K-Fuel and GreenCert products are also influenced by international regulations. While the Kyoto Protocol to the UN Framework Convention on Climate Change (UNFCCC), to which the US is not a party, expires in 2012, negotiations are well underway for a successor treaty that will be more broadly-based. Of primary importance to future coal markets are the positions of China and

India, the two largest coal-based emerging economies. While both have resisted calls for firm greenhouse gas targets, both submitted voluntary commitments to the Copenhagen Accord, concluded in December 2009. India committed to a 20-25% reduction in the GHG intensity of its economy by 2020, compared to 2005, and China to a 40-45% reduction in conjunction with at least a 15% increase in renewable energy use. China in particular has been aggressively investing in renewable energy technologies such as wind and photovoltaic generation. At the same time, both countries are likely to remain heavy producers and consumers of coal-based energy for the foreseeable future, and increasing levels of environmental consciousness and regulation will likely heighten interest in the benefits of K-Fuel refined coal. The UNFCCC Clean Development Mechanism (CDM) provides market opportunities for GreenCert products in GHG reduction projects in developing countries such as China and India. Market opportunities in developed countries are provided by the UNFCCC Joint Implementation (JI) mechanism and the European Union Emissions Trading Scheme (EU ETS).

Environmental Regulations Affecting the Construction and Operation of our Plants and Mining of Coal

        As a general matter, we are subject to a number of state and federal regulations that (i) seek to limit the amount of certain emissions into the environment, (ii) govern the handling and disposal of solid waste materials as well as potentially hazardous materials, and (iii) impose certain employee safety requirements. As we expand our operations we may become subject to more regulation. For example, if we build additional plants we may install coal-fueled electric generating units, which are subject to substantial federal, state, and local permitting requirements and more environmental regulation than gas- fueled electric generating units. Through our mining activities, we are also subject to additional regulations including the Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and other regulations that seek to protect the health and safety of employees.

        In the United States, K-Fuel refined coal is not expected to be subject to unusual levels of local, state or federal regulation with respect to its transportation and distribution. However, any future production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits) once facilities begin production. The most significant types of permits that are typically required for commercial production facilities include an operating and construction permit and a wastewater discharge permit under the Clean Water Act, and a treatment, storage and disposal permit under the Resource Conservation and Recovery Act. Some federal programs have delegated regulatory authority to the states and as a result, facilities may be required to secure state permits. Finally, the construction of new facilities may require review under the National Environmental Policy Act, or a state equivalent, which requires analysis of environmental impacts and potentially, the implementation of measures to avoid or minimize these environmental impacts.

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

Employees

        At March 12, 2010, we had 145 full-time employees of which 108 are employed at Buckeye.

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

Business Risks

        Our financial condition continued to deteriorate during 2009.    We have been evaluating several alternatives related to our strategic positioning, including the potential sale of Buckeye which is not strategic to the further development of our GreenCert or K-Fuel technologies. While we have investigated a number of financing alternatives, we have not yet obtained sufficient additional financing to complete our strategic positioning. In October 2009 we completed a financing deal totaling $7.0 million resulting in net proceeds of $5.0 million, excluding transaction costs, and again completed a financing deal in January 2010 totaling $8.7 million resulting in net proceeds of $8.0 million. We completed another financing transaction in March 2010 totaling $9.3 million and resulting in net proceeds of $5.0 million, excluding transaction costs. Further, in March 2010, we entered a definitive agreement regarding the sale of Buckeye, as described further below. Notwithstanding these financings and the contemplated sale of Buckeye; we continue to require additional capital.

         As a result of the preceding,we are in need of capital. We are continuing to evaluate restructuring and capital raising alternatives—and to work towards the closing of the Buckeye assets. Without an additional influx of capital, we will not be able to pursue our business plan and may not be able to remain a going concern.

The contemplated sale of the Buckeye may not be consummated.

        On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of Buckeye for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price will be deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement. The closing is not subject to a financing condition, but is subject to the satisfaction of customary closing conditions, including, among other matters, (i) accuracy of the representations and warranties and compliance with the covenants set forth in the agreement, each in all material respects, (ii) receipt of legally required regulatory approvals, and (iii) consents of certain governmental authorities and certain of Buckeye's specified contractual counterparties. The sale is expected to close in April 2010, but in any event no later than June 30, 2010. The proceeds from the sale of Buckeye will be used to retire the outstanding 2009 Notes including fees and accrued interest of $21.1 million, to fund related transaction expenses estimated at $2.5 million and for general working capital purposes.

        If this transaction is not closed, we will need to reevaluate our strategy with respect to the Buckeye assets and identify another source of capital to retire the 2009 Notes. A failure to complete the sale of Buckeye could require us to immediately raise capital to pursue our business plan and remain a going concern.

         We have a history of losses, deficits, and negative operating cash flows and will likely continue to incur losses in the future. Such losses may impair our ability to pursue our business plan and our independent registered public accounting firm has expressed substantial doubt over our ability to continue as a going concern.

        We continue to incur operating losses and negative cash flows from operations for the foreseeable future. We have made, and will continue to make, substantial capital and other expenditures before we will have sufficient operating income and cash flow to recover all of our investments. We are not able to accurately estimate when, if ever, our cash flows from operating activities will increase sufficiently to cover these investments. Further, we may not achieve or maintain profitability or generate cash from operations in future periods. Our working capital (the amount by which our current assets exceed our current liabilities), accumulated deficit, net loss and cash (used in) provided by operating activities are as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Working capital	$(21,747)	$2,263	$45,580
Accumulated deficit	(529,939)	(473,303)	(408,073)
Net loss	(58,537)	(65,230)	(204,676)
Cash used in operating activities	$(12,908)	$(36,263)	$(51,581)

         We have substantial capital requirements and as a result, we have been, and continue to be, dependent on financing activities or sales of our equity securities to fund our operating costs. The inability to raise funds through traditional financing means or sale of our equity securities may require us to sell assets to fund our operating costs.

        As a result of negative cash flows from operations, we have been, and continue to be, dependent on financing activities and sales of our equity securities to fund the operating and substantial capital costs associated with our business. Our success is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof. The continued economic downturn has had, and may continue to have, an impact on our business and our financial condition. In addition, the economic downturn may present significant challenges for us if conditions in the financial markets do not improve or continue to worsen. We have limited ability to access traditional bank loan financing in current market conditions. Further, our ability to access capital markets, for example, may be severely restricted at times when we need adequate funding to pay our existing indebtedness, pursue our business strategy, respond to changing business and economic conditions and competitive pressures, absorb negative operating results and fund our continuing operations, capital expenditures or increased working capital requirements. We may also need to sell assets to fund our operating costs to the extent that we are unable to raise adequate funds in the capital markets. Given the global recession, we may not be able to sell assets on favorable terms or at all.

         We have a limited operating history as a technology solutions company, and our business and prospects should be considered in light of the risks and difficulties typically encountered by a company with a limited operating history.

        You should consider our business and prospects in light of the risks and difficulties typically encountered by a company with a limited operating history. The specific risks include whether we will be able to:

  •
  enter into agreements to measure, quantify certify and verify carbon dioxide emissions or to license our GreenCert technology;

  •
  enter into or maintain strategic partnerships with vendors and other parties to maximize our K-Fuel and GreenCert technologies;

  •
  raise additional capital;

  •
  execute our business strategy;

  •
  accurately assess potential markets and effectively respond to competitive developments;

  •
  successfully market our products;

  •
  attract and retain customers for product sales;

  •
  attract and retain credit-worthy customers;

  •
  effectively manage expanding operations;

  •
  attract and retain key personnel; and

  •
  enter into agreements for the purpose of building K-Direct and K-Fuel plants or licensing of that technology;

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

        While we believe we have developed the only science-based method to accurately measure greenhouses gas emissions, other companies have developed less costly methodologies to measure these emissions. In addition, a number of companies are developing carbon measurement alternatives and many of these companies have greater resources than ours. Carbon measurement regulation, in both the United States and internationally, is evolving and there is no clear consensus on how carbon emissions should be measured. While we believe that our measurement tool is the most accurate tool because it is scientifically based, regulations could be enacted allowing for less precise methods and therefore, less costly methodologies to be applied. Further, there is a risk that our GreenCert technology will not be accepted by regulators and customers even though we believe it is compliant. Future revenues will be dependent upon our ability to identify and adapt to our competition and the changing regulatory environment.

         We rely on key personnel and if we are unable to retain or attract qualified personnel, we may not be able to execute our business plan.

        Our success is currently dependent on the performance of a small group of senior managers, key technical personnel and independent contractors that have a wide range of technical experience and expertise. For K-Fuel, this experience and expertise includes coal refining, coal thermal upgrading, thermal processing, coal gasification, coal liquification and general plant operations, For GreenCert this expertise includes carbon measurement, carbon emission modeling, power generation, carbon sequestration and nitrogen oxides and sulfur dioxide reduction analysis. In addition, our business strategy will require us to attract and retain a substantially greater number of qualified personnel and/or hire additional contractors in these key areas. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

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

         Overseas development of our K-Fuel and GreenCert businesses is subject to international risks, which could adversely affect our ability to license, construct overseas plants or profitably operate our businesses overseas.

        We believe a portion of the growth opportunity for our businesses lies outside the United States. Doing business in foreign countries may expose us to many risks that are not present domestically. We lack significant experience dealing with such risks, including political, military, privatization, technology piracy, currency exchange and repatriation risks, and higher credit risks associated with customers. In addition, it may be more difficult for us to enforce legal obligations in foreign countries, and we may be at a disadvantage in any legal proceeding within the local jurisdiction. Local laws may also limit our ability to hold a majority interest in the projects that we develop.

         If the national and world-wide financial downturn continues or intensifies it could adversely impact demand for our technology and products.

        Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our technology or products, increased incidence of customers' inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition.

         Our inability to adequately protect and defend our proprietary K-Fuel and GreenCert processes could harm our business, increase our costs and decrease sales of our products and services.

        Our success depends, in part, upon our proprietary processes. We rely on a combination of patent, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents and patent applications on our K-Fuel process and our GreenCert technology. However, competitors may successfully challenge the validity or scope of one or more of our patents, or any future patents. These patents alone may not provide us with any significant competitive advantage. Further, while our most recently issued K-Fuel patent protection covers what we believe are the unique aspects of our K-Fuel process as it is currently conducted, not all of the claims we filed were allowed. An additional patent application has been filed to address the examiner's comments and we expect some of the revised claims to be allowed. While we continue our efforts regarding these claims there can be no assurance that we will be able to obtain patent protection in the United States or abroad to protect these or any other aspects of our intellectual property, or that, in the absence of any such patent protection, that the combination of additional methods that we currently employ to maintain the confidentiality of our processes will adequately safeguard our proprietary processes and information. If our intellectual property is not adequately protected, this may have a material adverse impact on our financial condition, results of operations, cash flows and future prospects.

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

        As part of our business strategy, we may make acquisitions of businesses and technologies. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. Further, acquisitions pose substantial risks to our financial condition, results of operations and cash flows. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources to acquire attractive companies and properties. Even if future acquisitions are completed, the following are some of the risks associated with acquisitions:

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

        We have a significant amount of debt, especially given our limited cash flow from operations. In July 2007, we issued $95.0 million long-term debt due August 1, 2012, ("2007 Notes"), of which $27.4 million is outstanding as of December 31, 2009. In March 2009, we executed a senior secured convertible note agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes, which we refer to as the "2009 Notes" in three $5 million tranches. All three tranches were drawn during the year ended December 31, 2009. Further, on December 18, 2009, we restructured and extended the terms of these 2009 Notes extending the maturity date to the earlier of June 30, 2010 or upon the sale of Buckeye. As part of the restructuring, the stated principal amount has been increased by $2.25 million, representing the 15% exit fee, bringing the aggregate principal amount of 2009 Notes to $17.25 million. In addition, we must pay a 15% exit fee upon the payment of the principal amount equaling $2.6 million. See further discussion in Item 8—Note 7—Debt.

        Our debt service obligations could adversely affect us in a number of ways, including by:

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

        Holders of our 2007 Notes will have the right to require us to repurchase the 2007 Notes for cash upon the occurrence of a fundamental change, which would include, among other things, the failure of our common stock to be listed on the NYSE Arca or another national securities exchange or quoted on an established automated over-the-counter trading market. In addition, the 2009 Notes require that, upon the holder's request, we pay all amounts outstanding with certain exit fees upon a major transaction, which generally includes transactions such as mergers, business combinations, sales of secured assets and other change of control transactions. We may not have sufficient funds to repurchase the 2007 Notes or repay the 2009 Notes or have the ability to arrange necessary financing on acceptable terms. Our ability to repurchase the 2007 Notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the 2007 Notes or repay the 2009 Notes when required would result in an event of default with respect to the Notes and could result in the acceleration of the maturity of our then-existing indebtedness. This repurchase right may actually have the effect of making us a less attractive candidate for a fundamental change transaction.

         Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who have previously converted their Notes.

        To the extent we deliver common stock upon conversion of either the 2007 Notes or the 2009 Notes, the ownership interests of existing stockholders may be diluted. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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

        On October 2, 2009, we were notified by NYSE Arca, Inc. ("NYSE Arca") that we are not in compliance with NYSE Arca's continued listing standard under Rule 5.5(b)(2) of the NYSE Arca Equities Rules. The standard requires that a listed common stock must maintain an average closing price in excess of $1.00 over a consecutive 30 trading-day period. We have six months from the receipt of the notice to regain compliance with the NYSE Arca price condition, or we may be subject to suspension and delisting procedures. Subject to NYSE Arca rules, during the six-month cure period, our common stock will continue to be listed, and trade on NYSE Arca. At the end of the six-month period, we will be in compliance if we have at least a $1.00 share price and have maintained a $1.00 average closing share price over the preceding 30 consecutive trading days. We are currently exploring alternatives for curing the deficiency and restoring compliance with NYSE Arca's continued listing standard. However, if our stock is delisted, it could reduce the liquidity of an investment in our common stock and also make it more difficult for us to raise capital in the future. In addition, efforts to maintain our listing on the NYSE Arca may result in the incurrence of costs that could be material in any given period.

         Our stock price has been volatile historically and may continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for holders to resell the shares of our common stock issuable upon conversion of the preferred stock or upon exercise of the warrants when desired or at attractive prices.

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

        In addition, the stock market in general, and prices for companies in our industry in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance. Because the preferred stock is convertible into shares of our common stock, volatility or depressed prices of our common stock could affect the value of the preferred stock or the warrants. Additionally, lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

         Our stock price continues to be volatile, and any investment in our common stock could suffer a decline in value.

        An investment in our common stock is risky, and stockholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock has been extremely volatile. During 2009, the sale prices of our common stock on the NYSE Arca ranged from a low of $0.28 to a high of $1.43. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price of shares may prevent investors from being able to sell their shares of common stock at prices they view as attractive. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

         We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of us or limit the price investors might be willing to pay for our stock, which could adversely affect the performance of our stock.

        We have adopted a stockholder rights plan, commonly known as a "poison pill," under which each stockholder holds one share purchase right, which we refer to as a Right, for each share of common stock held. The Rights become exercisable upon the occurrence of certain events and may make our acquisition more difficult and expensive. In addition our certificate of incorporation, and Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan, provisions of our certificate of incorporation, and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

         The anti-dilution provisions of the 2009 Notes could have a substantial dilutive effect on our common stock and put downward pressure on the market price of our common stock.

        The conversion price of our 2009 Notes is subject to downward anti-dilution adjustments if we issue securities at a purchase, exercise or conversion price that is less than the then-applicable conversion price of the 2009 Notes. Consequently, the voting power of our common stock and the market value of our common stock in such an event would decline if the 2009 Notes are converted for shares of our common stock at the new lower conversion price.

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

  •
  creating liens on certain assets to secure debt; and

  •
  selling certain assets.

        Our failure to comply with these restrictions could lead to a default under the 2009 Notes.

GreenCert Technology Risks

         We do not know if our GreenCert technology is commercially viable. Further, due to the uncertain market for, and commercial acceptance of our GreenCert technology, we may not be able to realize significant revenues from this technology.

        Our GreenCert technology is in an evolving market and as a result we do not know whether our GreenCert technology will be accepted by customers to measure greenhouse gas emissions and certify carbon credits in a cost effective manner. While we believe that a commercial market is developing both domestically and internationally for measuring greenhouse gasses and certifying carbon credits, we may face the following risks due to the developing market for our technology:

  •
  limited pricing information;

  •
  alternative methodologies are available at a lower price; and

  •
  sufficient market interest for us to continue in business.

        If we are unable to develop markets for our GreenCert technology, our ability to generate revenues and profits may be negatively impacted.

         Future changes in the law may adversely affect our ability to sell products and services based on our GreenCert Technology.

        A significant factor in expanding the potential market for the measurement and reporting of greenhouse gases and certification of carbon credits is the continuation and expansion of emissions regulations both in the U.S. and internationally. We are unable to predict future regulatory changes and their impact on the demand for our products. While more stringent laws and regulations may increase demand for our products, such regulations may result in reduced reliance on various sources of emissions, including coal fired power plants, or increased reliance on alternative energy sources, which do not result in the emission of greenhouse gases. Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations would have a material adverse effect on our prospects.

         Our success depends upon our ability to develop and enhance our products and services.

        Rapid technological advances and evolving standards in computer hardware, software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the market in which we compete. If we are unable to continue to develop our products and services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy licenses or renew licenses. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop our products will allow us to compete effectively for business opportunities this emerging area.

         We may need to change our pricing models to compete successfully.

        The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our license renewals are anticipated to be priced as a percentage of our net new license fees. Our competitors may offer lower percentage pricing on renewals, which could put pressure on us to further discount our new license prices.

         As we release our solution, we might experience significant errors or security flaws in our products and services.

        Despite testing prior to their release, products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in software products that underlie our solution could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of our products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of our products, we could lose revenues. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

K-Fuel Process Risks

         We faced technical and operational issues at our Fort Union plant prior to suspending operations at the plant. These technical and operational problems may adversely impact our ability to develop future K-Fuel or K-Direct facilities, resulting in delays in achieving full scale commercial production of our K-Fuel refined coal.

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

        While redesigned equipment and systems tested at the Fort Union plant showed positive results, we faced technical and operational problems in attempting to achieve commercial production of K-Fuel and decided to suspend operations at the plant in March 2008. Our goal was to dedicate our limited capital and human resources to building new plants built around the enhanced design and systems tested at the Fort Union plant. Problems we encountered included cost overruns, delays, technical issues, availability of workers and contractors, and weather. We may encounter similar problems at any future facilities we are able to build. Additionally, any future facilities may encounter the following additional problems:

  •
  unforeseen construction problems and limited availability of raw material or fabrication capability;

  •
  unforeseen problems not previously encountered at our Fort Union plant; and

  •
  current and future K-Fuel products may not meet the technical specifications required by our customers or other customer requirements.

        Our ability to effectively operate and develop K-Fuel and K-Direct facilities may be harmed to the extent these and other technical or operational problems materialize. Should we be unable to effectively develop K-Fuel or K-Direct facilities, our ability to generate revenues and profits from future facilities and future licensing opportunities may be negatively impacted. In particular, because we were unable to consistently operate our Fort Union plant for sustained periods of time to produce commercial quantities of K-Fuel refined coal, it will likely be more difficult for us to enter into arrangements with customers for their regular purchase of K-Fuel refined coal at future facilities.

         We do not know if K-Fuel refined coal is commercially viable.

        While our Fort Union plant previously produced limited amounts of K-Fuel refined coal, we do not know whether K-Fuel refined coal can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, our production costs and the cost of transportation. As our Fort Union plant was not able to achieve full scale commercial production, we have not yet developed an efficient cost structure. We are currently using the knowledge base developed at our Fort Union plant to understand our pricing and costs, as well as the quality of the product when used in K-Fuel test burns, and intend to leverage this knowledge base when constructing any additional K-Fuel plants or any K-Direct plants. We experienced technical problems with respect to the K-Fuel refined coal produced at our Fort Union plant, including coal dusting. If we fail to adequately address these technical problems to the extent they occur at future K-Fuel or K-Direct facilities, or any other unforeseen problems that may occur in the future, it could make K-Fuel refined coal more expensive to transport and store, and therefore more expensive to burn. Failure to address both known and unforeseen technical challenges of K-Fuel refined coal, obtain feedstock in sufficient quantity and at acceptable prices and to arrange for transportation services at reasonable prices, may materially and adversely affect our business, results of operations and financial condition.

         Construction of future K-Fuel or K-Direct facilities will require substantial lead time and significant additional financing if constructed by us or Evergreen-China.

        We do not currently have any definitive contracts to construct additional K-Fuel facilities or K-Direct facilities. To the extent that we identify businesses to construct K-Fuel or K-Direct facilities, a lengthy permitting and construction process may commence. We estimate that it could take six months or longer to obtain necessary permits and approvals and that, depending on local circumstances, the required time could be much longer or shorter. Thereafter, construction of a facility with a capacity of approximately 1.5 million tons of K-Fuel refined coal per year could take an estimated further period of 18 to 24 months.

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

        We and certain third parties are continuing to evaluate the attributes of K-Fuel refined coal. There can be no assurance that these evaluations will result in positive findings concerning the moisture content, heat value, emission-levels, burn qualities or other aspects of our K-Fuel refined coal. Furthermore, even if current evaluations indicate that our K-Fuel refined coal performs to design specifications, there can be no assurance that later tests will confirm these current results or that our K-Fuel refined coal will be readily accepted by the market. The process of introducing our K-Fuel refined coal into the market may be further delayed if these test results are negative or if potential customers conduct their own tests of the K-Fuel refined coal to determine whether it meets their individual requirements and the results are not acceptable. Substantially all of our evaluations of K-Fuel refined coal at our Fort Union plant used Powder River Basin low-grade coal as the feedstock and we conducted only limited tests of the K-Fuel process at Fort Union using other feedstocks. However, we have conducted numerous tests of the K-Fuel process using other feedstocks in laboratories. The ability to use feedstocks from other locations in the United States or overseas will depend on the results of future tests on different types of coal. If these tests limit the range of viable low-grade coal feedstocks for use in the K-Fuel process, site locations for future K-Fuel or K-Direct plants may be limited and the commercial appeal of the process may be less than anticipated. If this continuing process of evaluation and market introduction results in negative findings concerning the K-Fuel process, this could have a material adverse effect on the marketability of K-Fuel refined coal and on our financial condition, results of operations and future prospects.

         Due to the uncertain market for, and commercial acceptance of, our K-Fuel refined coal, we may not be able to realize significant revenues from the sale of K-Fuel refined coal or licensing our technology.

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

        If we are unable to develop markets for our K-Fuel technology, our ability to generate revenues and profits may be negatively impacted.

         If we are unable to license and commercialize K-Fuel production plants, our ability to generate profits from this process will be impaired.

        Our future success will be adversely affected if we can not locate, develop, construct, and/or license future commercial K-Fuel production plants and have them operate at a profit. Prior to suspending operations at our Fort Union plant, we were not able to achieve commercial production. A number of different variables, risks and uncertainties affect our successful construction of future K-Fuel production plants and our ability to operate such plants at a profit including:

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

        Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liabilities for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or other waste products into the environment.

         Future changes in the law may adversely affect our ability to sell our products and services.

        A significant factor in expanding the potential U.S. market for K-Fuel refined coal is the numerous federal, state and local environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users. We believe that the use of clean-burning fuel technologies, like K-Fuel refined coal, will help utility companies comply with the air emission regulations and limitations. We are unable to predict future regulatory changes and the impact on the demand for our products. While more stringent laws and regulations, including mercury emission standards, limits on sulfur dioxide emissions and nitrogen oxide emissions, may increase demand for our products, such regulations may result in reduced coal use and increased reliance on alternative fuel sources. Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations would have a material adverse effect on our prospects.

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

        If any of these conditions or events occur at our Buckeye operations our coal mining operations may be disrupted; we could experience a delay or halt of production or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.

         The substantial or extended decline in coal prices has negatively affected our revenues and the value of our coal reserves.

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

        Decline in the prices we receive for our coal could adversely affect our revenues and the value of our coal reserves.

         Increases in the costs of mining and other industrial supplies, including steel-based supplies and diesel fuel, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production.

        Our coal mining operations use significant amounts of steel, diesel fuel, and other mining and industrial supplies. The costs of roof bolts we use in our underground mining operations depend on the price of scrap steel. We also use significant amounts of diesel fuel for the trucks and other heavy machinery at our Buckeye operations. If the prices of mining and other industrial supplies, particularly steel-based supplies and diesel fuel increase, our operating costs could be negatively affected. In addition, if we are unable to procure these supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production.

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

        In particular, federal and state statutes require us to restore mine property in accordance with specific standards and an approved reclamation plan and require that we obtain and periodically renew permits for mining operations. If we do not make adequate provisions for all expected reclamation and other costs associated with mine closures, it could harm our future operating results. In addition, state and federal regulations impose strict standards for particulate matter emissions which may restrict our ability to develop new mines or could require us to modify our existing operations and increase our costs of doing business.

        Federal and state safety and health regulation in the coal mining industry may be the most comprehensive and pervasive system for protection of employee safety and health affecting any segment of the U.S. industry. It is costly and time-consuming to comply with these requirements and new regulations; orders may materially adversely affect our mining operations or cost structure, any of which could harm our future results.

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

        Mining companies must obtain numerous permits that impose strict regulations on various environmental and safety matters in connection with coal mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time making our ability to comply with the applicable requirements more difficult or even impossible, thereby precluding continuing or future mining operations. Private individuals and the public have certain rights to comment upon and otherwise engage in the permitting process, including through court intervention. Accordingly, the permits we need may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to conduct our mining operations. An inability to conduct our mining operations pursuant to applicable permits would reduce our production, cash flow, and profitability.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

  Headquarters

        We lease 32,727 square feet of office space in Denver, Colorado for our headquarters pursuant to a ten year lease that commenced in April 2007. We believe this space is sufficient for our near-term goals and growth projections.

  Fort Union Plant Site

        In May 2004, we purchased Landrica Development Company, ("Landrica"). Through Landrica, we own approximately 1,000 acres of land located in Campbell County, Wyoming (near Gillette, Wyoming), on which our Fort Union plant is located. The land also includes various coal processing equipment, certain industrial buildings, waste injection wells, producing water wells, a coal-mining pit with limited reserves and a railroad spur.

  Buckeye

        Buckeye Industrial Mining Co. has been mining bituminous coal from surface and underground mines in northeast Ohio since 1971. Buckeye currently operates five open-pit mines and one underground mine and has more than 400 lease agreements over five counties: Stark, Carroll, Columbiana, Jefferson, and Tuscarawas. All coal from these mines is Northern Appalachian, non-compliant steam coal, and the mines are located within a fifty mile radius in the State of Ohio. Additionally, virtually all of the coal mined from these sites is shipped to our wash facility, located in Kensington, Ohio, which we refer to as the Kensington preparation and blending facility, or Kensington. We operate and manage these surface and underground mines as one mine due to the fact these mines supply a single wash facility and coal from the various mines is blended together at this site to meet customer specifications.

        The following map details the counties in which Buckeye has mining operations in the State of Ohio.

        The following map details Buckeye's mining operation by counties in the State of Ohio.

        Currently, 31 sites have been permitted, 0 sites have been permitted but not yet effective and 14 sites are in the permitting process. The permitted sites are either actively being mined, being reclaimed, or in the maintenance stage. Prospect drilling and evaluation on new leases is ongoing. As of December 31, 2009, Buckeye has approximately 80.2 million tons of in-place reserves. In connection with our purchase of Buckeye in 2006, we engaged an independent, third-party engineering firm to calculate in-place and proven and probable reserves, in which they applied Industry Guide 7 when preparing their analysis. In 2008, and again in 2009, we engaged the same independent engineering firm to generate a limited reserve letter for our underground mining operations, again applying Industry Guide 7.

        All rock formations encountered in Buckeye's mining operations are Pennsylvanian age. All strata encompass the Allegheny Group of the Pennsylvanian age with the exception of one which is in the Conemaugh Group. These coal beds are the most common coals mined at the Northern limit of the Allegheny coal field. Minable coal thickness ranges from 19 inches to 50 inches. Contained within these strata are marketable shales, clays, and limestones. These are mined and marketed when possible, but comprise a very small fraction of Buckeye's sales.

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

        The following table presents our estimated assigned and unassigned recoverable coal reserves at December 31, 2009:

Total Assigned Reserves(1)
(Tons in millions)
December 31, 2009

				Sulfur Content (lbs per million Btus)				Reserve Control		Mining Method
	Total Assigned Recoverable Reserves(2)
							As Received Btus per lb(1)				Under Ground
		Proven	Probable	‹1.2	1.2-2.5	›2.5		Leased	Owned	Surface
	19.8	19.8	—	—	17.4	2.4	13,000	19.8	—	4.2	16.7
	—	—	—	—	—	—	—	—	—	—	—
Total	19.8	19.8	—	—	17.4	2.4	—	19.8	—	4.2	16.7

(1)
All coal is steam, in the ground and non-compliant.

(2)
Reject rate is 18% and not reflected in the table above.

 Total Unassigned Reserves(1)
(Tons in millions)
December 31, 2009

				Sulfur Content (lbs per million Btus)				Reserve Control		Mining Method
	Total Assigned Recoverable Reserves(2)
							As Received Btus per lb(1)				Under Ground
		Proven	Probable	‹1.2	1.2-2.5	›2.5		Leased	Owned	Surface
	64.0	64.0	—	—	—	64.0	13,000	64.0	—	—	64.0
	—	—	—	—	—	—	—	—	—	—	—

Total	64.0	64.0	—	—	—	64.0	—	64.0	—	—	64.0

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

        Approximately 99% of all coal properties are leased. Typically, the properties that are mined are leased from the surface land owner, the coal owner or both. It is common for a single open-pit mine to contain multiple leases and many leases are required for underground mines. These lease agreements require Buckeye to pay royalties, on a per ton basis, for coal mined. New leases are being obtained continually. Leases for surface mine properties are typically written with a five-year term and typically allow for an extension of the term, to include the time necessary to mine and reclaim the area, at the time when physical mining activity on the leased area commences. Renewals or term extensions are necessary for areas not affected within the five-year term. Historically, renewals or term extensions have been rarely needed but easily obtained when necessary. Leases for underground coal reserves are typically written with a ten-year term. Similar to surface leases, the underground lease term extends when mining commences on that area to include the time necessary to complete mining. Extension or renewals of underground leases have also been obtained when necessary. According to current production plans, we do not anticipate any issues with lease term length. Buckeye pays a royalty on all mined tonnage and receives no royalty payments. Royalties paid to surface and/or mineral owners were calculated on 871,692, 922,474 and 857,900 tons for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Year	Period	High	Low
2009	Fourth Quarter	$0.61	$0.28
	Third Quarter	$1.13	$0.58
	Second Quarter	$1.40	$0.95
	First Quarter	$1.43	$0.28
2008	Fourth Quarter	$0.93	$0.23
	Third Quarter	$2.05	$0.94
	Second Quarter	$2.50	$1.14
	First Quarter	$2.75	$1.02

        As of March 8, 2010, we had approximately 209 holders of record of our common stock. This does not include holdings in street or nominee names. On March 8, 2010 the closing price of our common stock was $0.32 per share.

Comparative Performance Graph

        The following Performance Graph and related information shall not deemed "soliciting material" or be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporates it by reference.

        The Securities and Exchange Commission requires that we include in this Form 10-K a line-graph presentation comparing cumulative, five-year stockholder returns (assuming reinvestment of dividends) for our common stock with a broad-based market index and either a nationally recognized industry standard or an index of peer companies selected by us. The following graph assumes $100 invested on December 31, 2004 in our common stock, two Peer Groups of companies and the NASDAQ Composite Index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

 Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008

        In 2009, we changed our Peer Group to better reflect energy companies and software companies more our size and complexity. Or new peer group is comprised of the following companies; Beacon Power Corp.; Orion Energy Systems; Lime Energy; PowerSecure; ADA-ES; Acorn Energy; Rentech Energy; Guidance Software; Pervasive Software Inc; and QAD Inc. All companies in the new Peer Group are listed on U.S. stock exchanges or the NASDAQ system. Our Peer Group in 2008 was comprised of the following companies: Alliance Resource Partners, LP.; Foundation Coal Holdings, Inc.; Massey Energy Co.; Westmoreland Coal Company; Yanzhou Coal Mining Co., Ltd.; ADA-ES, Inc.; Headwater, Inc.; Rentech, Inc.; Syntroleum Corporation; NGP Ingredients Inc.; and Pacific Ethanol, Inc.

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

Recent Sales of Unregistered Securities

        During the quarter ended December 31, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.

Issuer Purchasers of Equity Securities

        We did not repurchase any of our shares of common stock during the quarter ended December 31, 2009.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report. The selected consolidated results of operations and cash flow data for each of the three years in the period ended December 31, 2009 and the selected balance sheet data as of December 31, 2009 and 2008 are derived from, and qualified by reference to, our audited Consolidated Financial Statements, in Item 8 of this report. The selected consolidated results of operations and cash flow data related to 2006 and 2005 and selected consolidated balance sheet data related to 2006 and 2005 have been derived from audited financial statements not included in this report.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of operations data:
Operating revenues	$50,671	$58,901	$48,657	$36,710	$984
Operating expenses	104,592	125,088	252,878	94,918	26,144
Operating loss	(53,921)	(66,187)	(204,221)	(58,208)	(25,160)
Net loss(3)	(58,537)	(65,230)	(204,676)	(51,527)	(23,313)
Basic and diluted net loss per common share	$(0.46)	$(0.72)	$(2.49)	$(0.66)	$(0.35)
Weighted average shares of common stock outstanding	132,070	90,676	82,232	77,783	66,399
Balance sheet data:
Cash, cash equivalents and marketable securities(1)	$2,207	$9,467	$51,458	$84,276	$28,793
Property, plant and equipment, net, mineral rights net, and plant construction in progress	45,900	65,699	57,210	151,727	76,291
Total assets	74,504	101,441	175,811	252,319	114,172
Long-term obligations	45,017	42,643	112,178	12,403	10,429
Stockholders' (deficit) equity	(5,877)	43,850	46,699	224,984	93,641
Working capital(2)	$(21,747)	$2,263	$45,580	$79,156	$19,910
Cash flow data:
Cash used in operating activities	$(12,908)	$(36,263)	$(51,581)	$(30,435)	$(12,071)
Cash provided by (used in) investing activities	(9,684)	20,624	(50,236)	(110,866)	(73,858)
Cash (used in) provided by financing activities	$17,132	$(3,652)	$96,057	$169,100	$11,467

(1)
Cash, cash equivalents and marketable securities represent our cash and cash equivalents as reflected in our consolidated balance sheets and increased by our marketable securities outstanding as of the same balance sheet date. As of December 31, 2008, marketable securities totaling $1.8 million were included in long-term other assets in our consolidated balance sheet

(2)
Working capital represents the difference between our current assets and our current liabilities.

(3)
We recorded impairment charges of $20.1 million, $18.6 million and $122.7 million relating to our Buckeye mining operations, assets held for sale and to our Fort Union Plant for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. In the last two years, we have sharpened our focus as a carbon technology company. We have developed two proprietary, patented, and potentially transformative green technologies: the GreenCert suite of software and services and K-Fuel. Our GreenCert technology is a scientifically accurate and scalable environment intelligence solution that measures greenhouse gases (or GHG) and other environmental costs enabling customers to manage and report their environmental assets and liabilities. GreenCert, built on IBM's Service-Oriented Architecture (or SOA), is the environment intelligence solution that provides customers the end-to-end visibility and traceability necessary to measure their complete environmental footprint. K-Fuel, our clean coal technology significantly improves the performance of low-rank coals yielding higher efficiency and lower emissions.

        We are continuing the development of our GreenCert suite of software and services. GreenCert is an accurate and scalable environmental intelligence solution that quantifies GHG emission avoidances and reductions and generates verifiable emissions offsets. GreenCert provides real-time, multiple method data analysis to increase accuracy and reduce uncertainty to quantify incremental improvements. GreenCert also enables enterprises to reduce overall costs via the identification of significant operational efficiencies, compliance and risk reduction and sustainability measures. We intend to sell GreenCert as an on-premise offering and as a hosted software as a service (SaaS) solution, both with annual licensing fees and renewal fees.

        Over the past year, we have been evaluating several alternatives related to our strategic positioning, including the potential sale of Buckeye. As further described in Item 1—Business, on March 12, 2010, we signed a definitive agreement with Rosebud Mining Company with respect to the sale of certain net assets of Buckeye for $27.9 million, in addition to the the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price will be deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement. The transaction is subject to customary closing conditions and the completion of Rosebud's due diligence. The sale is expected to close in April 2010, but in any event no later than June 30, 2010. The proceeds from the sale of Buckeye will be used to retire the outstanding 2009 Notes including fees and accrued interest of $21.1 million, to fund related transaction expenses estimated at $2.5 million and for general working capital purposes. We recorded an impairment charge of $20.1 million to write down these assets to their fair market value.

        With the sale of Buckeye we will be able to better focus our resources on core business activities, including the K-Fuel technology. We have terminated the contemplated spin-off of the K-Fuel technology as previously announced. Concurrently, Evergreen-China signed a letter of intent with a large Chinese integrated utility and chemical manufacturer to build a K-Fuel plant in Inner Mongolia to produce K-Fuel refined coal from low ranked lignite feedstock.

        The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as minority interest the portion of these entities that we do not own and recorded in other long-term liabilities. We do not consolidate our Chinese joint venture, Evergreen-China, but record the activity using the equity method of investment. Intercompany transactions and balances have been eliminated.

        Our segments include the GreenCert segment, Plant segment, Mining segment and Technology segment. The GreenCert segment reflects activities related to the measurement of green house gases and certification of environmental improvements as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant near Gillette, Wyoming, at which we suspended operations in March 2008. The Mining segment primarily represents our mining operations of our subsidiary, Buckeye, and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the patents to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures.

  Significant Trends

        For the last several years, our operations have been focused on developing our two technologies GreenCert and K-Fuel and the construction of the Fort Union plant. To date, we have not yet generated significant revenues from either of these technologies. Historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we have begun to generate revenue and incur more substantial mining costs. As previously discussed, we have entered into an agreement to sell certain of our mining segments assets and as a result, do not expect there to be any mining revenues and limited mining expenses after the completion of this sale. In the future, we plan to identify potential future strategic partners for GreenCert, in addition to IBM, EIM and Black and Veatch, to assist in the development, testing and roll-out of our products. Potential partners include companies offering services or products such as: energy engineering; consulting; power generation performance optimization; environmental consulting; and products relating to sensor systems and devices, data collection devices, or other products that support energy or power plant operations. Through our GreenCert software we plan to generate revenues through measurement of baseline emissions, assess and identify capital and operational improvements and site-specific, highly-customized solution that enables the quantification and monetization of the emissions reductions and efficiency improvements. We plan to license our K-Fuel technology, focusing on the Asia Pacific region of the world through Evergreen-China. The following discussion and analysis is focused on the events and trends that we believe have or will have in the future the most significant impact on our business.

Revenue Trends

        In the future we expect to generate revenue from the following sources:

  •
  revenues from licensing our GreenCert technology;

  •
  revenues from renewal fees from our GreenCert technology;

  •
  revenues from the measurement of carbon credits using our GreenCert technology;

  •
  revenues from site specific efficiency improvements using our GreenCert technology;

  •
  revenues from pilot projects using our GreenCert technology;

  •
  revenues for supporting our GreenCert technology; and

  •
  coal sales from our Buckeye operations for the period during which we continue to own it;

  •
  revenues from K-Fuel licensing.

Expense Trends

  GreenCert

        As we develop and implement our GreenCert technology we will incur additional operational cost such as:

  •
  payroll and related burdens;

  •
  outsourced professional fees associated with the development of GreenCert software;

  •
  consulting costs for pilot deployment; and

  •
  professional fees related to the deployment of site-specific, highly-customized solution for the quantification and monetization of emissions.

  General and Administrative Expenses

        As we identify business development opportunities and generally expand our business, including hiring additional personnel at our corporate office, GreenCert locations and increasing outsourced professional services, we will incur additional expenses, the most significant of which are:

  •
  payroll and related burdens;

  •
  non-cash, share-based compensation;

  •
  sales and marketing costs for GreenCert technology;

  •
  rent and utilities; and

  •
  professional support fees.

        We anticipate that accounting for non-cash, share-based compensation will add approximately $6.0 million to $10.0 million per year in the foreseeable future to our expenses. In the event we should achieve certain stock price targets, we would significantly accelerate recognition of these costs. Costs such as payroll and related burdens, professional support fees and utilities are variable costs that increase with size and adding locations. As we develop our GreenCert and K-Fuel technologies we expect these costs to increase in future periods.

  Coal Mining OperatingEexpenses

        We incur mine operating expenses including all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility as a result of Buckeye's operations. As previously discussed, we have entered into an agreement to sell certain mining segment assets and as a result, do not expect there to be any revenues and limited mining expenses after the completion of this sale.

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

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

  Revenue

        Revenues for the year ended December 31, 2009 were $50.7 million compared to $58.9 million for the same period ended December 31, 2008. With the sale of Buckeye, we anticipate our future mining revenues to decline.

        Revenues in our Mining segment for the year ended December 31, 2009 were $50.2 million and $58.4 million for the same period ended December 31, 2008 respectively, as follows:

  •
  Coal revenue includes mined raw and prepared coal sales within our Buckeye operations. Buckeye coal sales, including transportation costs charged to customers, were $46.0 million and $50.7 million, for the years ended December 31, 2009 and 2008, respectively. Coal sales for the year ended December 31, 2009 were 566,600 tons at $66.18 sales realization per ton sold net of transportation costs of $8.5 million compared to 727,200 tons at $58.03 sales realization per tons sold, net of transportation cost of $8.5 million for the year ended December 31, 2008. Our coal price per ton increased due to our increase in our pre-sold negotiated price per ton. However, revenues decreased due to the depressed economy and the unusually mild summer temperatures in the North East region of the United States, both of which have led to lower than previously forecasted coal prices and reduced coal consumption. However, sales realization for the year ended December 31, 2009 increased primarily due to higher coal prices realized during the first quarter of 2009 compared to the same period ended 2008.

  •
  Net brokered coal sales, include the revenues reduced by costs associated with the purchase of coal from other coal producers, which we ship directly to customers. We recognized $5,000 of net revenue for the year ended December 31, 2009 compared to $437,000 of net revenue for the year ended December 31, 2008. We enter into brokered coal sales as opportunities arise or as needed to meet certain customers requests, and as a result, revenues in this area fluctuate.

  •
  Ash disposal revenues primarily include revenues generated from the disposal of coal combustion bi-products at our ash pit in Ohio. Ash disposal revenues were $4.2 million and $7.3 million for years ended December 31, 2009 and 2008, respectively. The decrease for the year ended December 31, 2009 was due to decreased disposal volume from one of our large customers.

        K-Fuel refined coal revenue is comprised of sales of our K-Fuel product to third parties. Blended K-Fuel refined coal revenue represents the proportionate revenue related to K-Fuel that has been blended with other raw or prepared coal from our Buckeye operations and sold to third parties. The remaining revenue related to the raw or prepared coal is reflected in Mining revenues. K-Fuel refined coal and blended K-Fuel refined coal sales were $0 and $463,000 for the years ended December 31, 2009 and 2008, respectively and are included in our Plant segment.

  Coal Mining Operating Expenses

        Our coal mining operating expenses include all costs associated with the mining of saleable coal and costs relating to our coal ash disposal facility at Buckeye, which principally comprises our Mining segment.

  Coal mining operating expenses

        Coal mining operating expenses include employee-related costs, outside contracted mining costs for our underground mines, internal and external coal transportation costs, blasting, drilling, heavy equipment costs, purchased coal and other mining-related costs. Coal mining operating expenses were

$40.0 million and $42.4 million for the years ended December 31, 2009 and 2008, respectively. Coal mining operating expenses decreased for the year ended December 31, 2009 compared to 2008. However, costs per ton increased during this same period due to more than expected ash and rock content thus increasing transportation costs and preparation/separation costs.

  Ash disposal

        Ash disposal expenses include employee-related costs, consulting costs, costs of repairs and maintaining culverts and drainage ponds, transportation, and heavy equipment costs and other costs associated with the ash disposal facility. Ash disposal expenses were $3.5 million and $5.4 million for the periods ended December 31, 2009 and 2008, respectively. The decrease for the year ended December 31, 2009 is in correlation with the decrease in revenue for the same period.

  General and Administrative

        Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures. As a result of idling our Fort Union plant, these allocated costs have significantly decreased in our Plant segment and increased in other segments most notably in our Technology and GreenCert segments, for the year ended 2009 when compared to 2008.

        The following table summarizes our general and administrative costs for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
Employee-related costs	$11,303	$12,559
Non-cash, share-based compensation	4,786	5,956
Professional fees	5,788	3,908
Office and travel costs	4,084	3,830
Insurance and other	3,121	5,712

Total general and administrative	$29,082	$31,965

        Non-cash, share-based compensation expenses were $4.8 million and $6.0 million for the years ended December 31, 2009 and 2008, respectively, most of which related to our Technology segment. The decrease for the year ended 2009 was primarily due to the reduction of our workforce and the related forfeiture of the grants. We also recognized a one-time decrease due to the retirement of a former officer and the impact of his retirement on his restricted stock grant. Since the restricted shares never vested and were forfeited upon retirement, the cumulative non-cash compensation expense recorded since 2005 was reversed. This reversal of non-cash compensation totaled $2.9 million for the year ended December 31, 2009. The decreases were partially offset by a transition agreement we entered into with another former officer. Pursuant to that agreement, we accelerated the restricted stock grant and recorded $3.3 million of non-cash compensation for the year ended December 31, 2009.

        Employee-related costs primarily include salaries and wages, temporary employees, bonuses, benefits, employer payroll taxes and education and training. The following table summarizes our employee-related costs related to each of our segments for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
GreenCert	$4,601	$2,638
Technology	3,361	5,585
Mining	2,822	2,502
Plant	519	1,834

Total Employee-related	$11,303	$12,559

        The decrease for the year ended December 31, 2009 in comparison to the same period in 2008 was primarily due to our cost cutting measures which resulted in lower employee count in our Technology and Plant segments. This decrease was offset by the addition of personnel to our GreenCert segment and severance expense for two former executive officers in the amount of $525,000 in our Technology segment.

        Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs. The following table summarizes our professional fees related to each of our segments for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
GreenCert	$972	$830
Technology	3,842	2,340
Mining	923	375
Plant	51	363

Total Professional fees	$5,788	$3,908

        The increase for the year ended December 31, 2009 compared the year ended 2008 was due to legal fees related to certain financing transactions that were not consummated, fees related to the marketing of Buckeye and international work, all related to our Technology segment, and filing patent applications for our GreenCert technology in our GreenCert segment.

        Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities. The following table summarizes our office and travel costs related to each of our segments for years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
GreenCert	$1,794	$881
Technology	1,997	2,255
Mining	192	245
Plant	101	449

Total Office and travel	$4,084	$3,830

        The increase in office and travel for the year ended December 31, 2009 is primarily due to a non-recurring charge of $1.0 million due to consolidating our employees into a smaller section of our office space to enable us to potentially sublease the remaining office space at our corporate location. The majority of this non-recurring charge was allocated to our GreenCert segment based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures.

        Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses. The following table summarizes our insurance and other costs related to each of our segments for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
GreenCert	$—	$821
Technology	2,449	3,740
Mining	645	742
Plant	27	409

Total Insurance and other	$3,121	$5,712

        Costs decreased for the year ended December 31, 2009 mainly due to the idling of our Ft. Union plant in 2008 and the resulting decrease in Engineering and Technical services expense in our Technology segment.

  Plant costs

        Subsequent to the idling of the Fort Union plant, costs primarily consist of salaries and wages, security, utilities and repair and maintenance. Previously, plant costs included purchased raw materials, coal transportation, outsourced engineering and technical support, fluid processing, by-products and water disposal, and employee-related costs, which are reflected in our Plant segment. Plant costs decreased during the year ended December 31, 2009 as compared to 2008 primarily due to the idling of our Fort Union plant in late March 2008. Overall, while we anticipate costs to somewhat decline in 2010, we will continue to incur various costs related to maintaining the site in a non-operating mode.

  Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization are principally comprised of: (i) depletion, based on actual tons mined at our mine sites in Ohio; (ii) amortization related to our patents; and (iii) depreciation on other fixed assets using the straight-line method. Depreciation, depletion and amortization expenses were $10.0 million for the year ended December 31, 2009 compared to $9.0 million during the same period ended 2008.

  Research and Development

        Research and development costs include costs incurred to advance, test, or otherwise modify our proprietary K-Fuel technology or develop new technologies and primarily include costs incurred to operate and maintain our laboratory facilities and professional engineering fees related to off-site testing of our K-Fuel refined coal. Research and development costs were $49,000 and $79,000 for the years ended 2009 and 2008, respectively. As a result of cost cutting measures, we decreased the number of employees and the corresponding salary and wages at our lab at Fort Union.

  Asset Impairment Charges

        Asset impairment charges were $20.5 million and $18.6 million for the years ended December 31, 2009 and 2008, respectively. The majority of the impairment charge in 2009 relates to the write-down of our Buckeye assets. Other asset impairment charges for year ended December 31, 2009 relate to the impairment of our leasehold improvements of the vacated office space that we are attempting to sublease and is reflected in our Technology segment. Asset impairment charges for the year ended December 31, 2008 relate to further impairment of our boiler island which was classified as assets held for sale. See Note—2 Property Plant and Equipment in Item 8 of this report for further details.

  Other Income Expense

  Interest income

        Interest income was $65,000 and $1.3 million for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income for the year ended December 31, 2009 was principally attributable to a lower cash balance in 2009.

  Interest expense

        Interest expense for the years ended December 31, 2009 and December 31, 2008 was $7.6 million and $6.1 million, respectively. The interest expense relates to the 2007 Notes and 2009 Notes more fully described in Note 7—Debt.

  Other income (expense)

        During the year ended December 31, 2009, other income was $2.8 million as compared to $300,000 of other expense for the same period ended 2008. The increase in 2009 compared to 2008 primarily relates to the fair value adjustments of our embedded derivatives in the amount of $2.1 million.

  Comparison of Years Ended December 31, 2008 and 2007

  Revenue

        Revenues for the year ended December 31, 2008 were $58.9 million compared to $48.7 million for the same period ended December 31, 2007.

        Revenues in our Mining segment for the year ended December 31, 2008 were $58.4 million and $47.4 million for the same period ended December 31, 2007 respectively, as follows:

  •
  Buckeye coal sales, including transportation costs charged to customers, were $50.7 million and $39.4 million, for the years ended December 31, 2008 and 2007, respectively. Coal sales for the year ended December 31, 2008 were 727,197 tons at $69.72 sales realization per ton sold compared to 728,059 tons at $54.12 sales realization per tons sold for the year ended December 31, 2007. The increase in the sales realization per ton sold for the year ended December 31, 2008 was due to higher coal prices when compared to the year ended December 31, 2007. Our production tons for the year ended December 31, 2008, were less than anticipated due to power outages and other weather issues related to Hurricane Ike. In addition, we experienced unexpected adverse roof conditions resulting from clay vein slip areas in a section of one of our underground mining veins. We have resolved the roof conditions by using longer and more bolts in each of the main entries and narrowing the belt entry. We were also required to obtain the Mine Safety and Health Administrations approval of the revised roof control and ventilation plans, which took longer than anticipated.

  •
  We recognized $437,000 of brokered coal sales net revenue for the year ended December 31, 2008 compared to $514,000 of net revenue for the year ended December 31, 2007. We enter into brokered coal sales as opportunities arise or as needed to meet certain customers requests, and as a result, revenues in this area fluctuate.

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

        The following table summarizes our general and administrative costs for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
Employee-related costs	$12,559	$11,721
Employee non-cash, share-based compensation	5,956	19,015
Insurance and other	5,712	4,645
Professional fees	3,908	4,152
Office and travel costs	3,830	3,498

Total general and administrative	$31,965	$43,031

        Employee non-cash, share-based compensation expenses were $6.0 million and $19.0 million for the years ended December 31, 2008 and 2007, respectively, substantially all of which related to our Technology segment. The decrease related to the year ended December 31, 2008 as compared to 2007 was due to the termination of two former executive officers and one-time charges of $10.5 million related to the accelerated vesting of a portion of their restricted stock grants.

        The following table summarizes our employee-related costs related to each of our segments for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
GreenCert	$2,638	$536
Technology	5,585	4,617
Mining	2,502	2,593
Plant	1,834	3,975

Total Employee-related	$12,559	$11,721

        Employee-related costs were $12.6 million and $11.7 million for the years ended December 31, 2008 and 2007, respectively. The increases for the year ended December 31, 2008 in comparison to the same period in 2007, were primarily due to adding personnel to our GreenCert segment, as well as adding engineering and other personnel in our Technology segment, recruiting fees, an overall increase in health insurance costs and changes in the allocation of corporate costs to various segments.

        The following table summarizes our professional fees related to each of our segments for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
GreenCert	$830	$410
Technology	2,340	2,929
Mining	375	335
Plant	363	478

Total Professional fees	$3,908	$4,152

        The decrease for the year ended December 31, 2008 as compared to 2007, was due to less outsourced engineering work as a result of increasing our corporate engineering staff in our Technology segment. Offsetting these savings were increased professional fees in our GreenCert segment associated with patent-related costs.

        The following table summarizes our office and travel costs related to each of our segments for years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
Technology	$2,255	$2,061
GreenCert	881	336
Plant	449	867
Mining	245	234

Total Office and travel	$3,830	$3,498

        The increases in office and travel costs for the year ended December 31, 2008, were primarily for international and domestic travel related to our business development efforts in both our Technology and GreenCert segments.

        The following table summarizes our insurance and other costs related to each of our segments for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands)
GreenCert	$821	$593
Technology	3,740	2,776
Plant	409	511
Mining	742	765

Total Insurance and other	$5,712	$4,645

  Plant costs

        Plant costs decreased during the year ended December 31, 2008 as compared to 2007, primarily due to the idling of our Fort Union plant in March 2008. Overall, while we anticipate costs to decline in 2009, we will continue to incur various costs related to maintaining the site in a non-operating mode.

  Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization expenses were $9.0 million for the year ended December 31, 2008 compared to $8.4 million during the same period ended 2007.

  Research and Development

        Research and development costs were $79,000 and $876,000 for the years ended 2008 and 2007, respectively. As a result of cost cutting measures, we decreased the number of employees and the corresponding salary and wages in our lab at our Fort Union facility.

  Asset Impairment Charges

        Asset impairment charges were $18.6 million and $122.7 million for the years ended December 31, 2008 and 2007, respectively. Asset impairment charges for the year ended December 31, 2008, relate to further impairment of our boiler island which was classified as assets held for sale. See Note—2 Property Plant and Equipment in Item 8 of this report for further details. Impairment charges for the year ended December 31, 2007 are as follows:

  •
  we suspended operations at our Fort Union plant to allow us to focus on future K-Fuel and K-Direct plants by redirecting constrained resources, both capital and human, to focus on the commercialization of our process. We incurred impairment charges in our Plant segment totaling $109.5 million;

  •
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

  Interest expense

        Interest expense for the years ended December 31, 2008 and December 31, 2007 was $6.1 million and $3.4 million, respectively. Interest expense relates to the $95.0 million in aggregate principal amount of our 8.00% Convertible Secured Notes due 2012, which we completed in July 2007. The increase in interest expense is in direct relation to the time and amount of the 2007 Notes outstanding in 2008 compared to 2007.

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

  Other income (expense)

        During the year ended December 31, 2008, other expense was $300,000 as compared to $1.4 million of other expense for the same period ended 2007. We estimated the fair value of the embedded derivatives as of July 30, 2007, when the 2007 Notes were issued, and recorded those values as either assets or liabilities. In addition, we are required to evaluate the fair value of the embedded derivatives at the end of each subsequent reporting period. We recognized a decrease in the fair value of the derivatives of $934,000 for the year ended December 31, 2008. This fair value adjustment is a non-cash item and each quarter's estimation exercise is impacted, in part, by our stock price. For additional information, see Note 7—Debt included in Item 8 of this report. In addition we recognized a $744,000 gain for insurance reimbursements for cost incurred to repair certain equipment at our Fort Union plant for the year ended December 31, 2008.

2010 Liquidity and Capital Resources Discussion

        We have reduced our cash flow used in operations by $23.4 million when comparing the year ended December 31, 2009 to the same period in 2008. We accomplished these savings principally by suspending operations at our Fort Union plant, reducing corporate professional fees, and other general and administrative cost reductions. These cost reductions were offset by the expansion of our GreenCert operations, including the addition of personnel and other administrative costs associated with developing the business. In addition, we have invested $12.3 million in capital expenditures, primarily related to Buckeye, GreenCert's software development and K-Fuel process development during the year ended December 31, 2009.

        Over the past year, we have been evaluating several alternatives related to our strategic positioning, including the potential sale of Buckeye. As previously discussed, on March 12, 2010, we signed a definitive agreement with Rosebud Mining Company with respect to the sale of Buckeye for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. The sale is expected to close in April 2010, but in any event no later than June 30, 2010. The proceeds from the sale of Buckeye will be used to retire the outstanding 2009 Notes including fees and accrued interest of

$21.1 million, to fund related transaction expenses estimated at $2.5 million and for general working capital purposes.

        Actual 2009 cash flows from Buckeye's operations have been less than previously anticipated due in part to the depressed economy and the unusually mild summer temperatures in the North East region of the United States, both of which have led to lower than previously forecasted coal prices and reduced coal consumption. Because of these lower than expected results, combined with the on-going costs associated with GreenCert, we were required to raise additional capital in October 2009, January 2010 and March 2010, as discussed in more detail below. However, we continue to require additional capital to fully fund the anticapted development of our GreenCert technology and expect to investigate sources of additional capital. Because of the immediate need for additional capital to fund operations and the costs to develop GreenCert, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

        On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we agreed to sell an aggregate of 9,312.5 shares of our preferred stock and warrants to purchase 12,500,000 shares of our common stock to such investors for gross proceeds of approximately $9.3 million. Subject to certain ownership limitations, the warrants are immediately exercisable for a five year period after closing at an exercise price of $.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Our net proceeds from the registered direct public offering excluding certain transaction costs and the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $5.0 million.

        On January 26, 2010, we completed a registered direct public offering and raised gross proceeds of approximately $8.7 million. The securities were offered pursuant to a shelf registration statement on Form S-3 that was previously declared effective by the SEC on January 19, 2010. In total, we sold an aggregate of 29,236,664 shares of our common stock and warrants to purchase 14,618,331 shares of our common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The purchase price per unit is $.30. Subject to certain ownership limitations, the warrants are exercisable commencing six months following the closing date of the offering and for a five year period thereafter at an exercise price of $0.3859. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds to us from the registered direct public offering, after deducting placement agent fees and our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $8.0 million.

        On October 21, 2009 we entered into the sale of shares of our Series B Convertible Preferred Stock ("Preferred Stock") pursuant to a private placement offering to institutional investors, representing gross proceeds to us of $7.0 million, with net proceeds of $5.0 million, prior to transactions costs. Evergreen plans to use the net proceeds for general corporate purposes.

        In March 2009, we executed a Senior Secured Convertible Note Agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (the "2009 Notes") in three $5 million tranches. All three of these tranches were funded during 2009. On December 18, 2009, we executed a binding term sheet and then on January 12, 2009 we executed an agreement to extend the maturity of these 2009 Notes to the earlier of June 30, 2010 or the sale of Buckeye. See further discussion in Note 7—Debt.

        We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. As stated above, we have dramatically reduced our cash flow used in operations. Continued market disruptions associated with the economic downturn, may lead to lower demand for our technology or products, increased incidence of customers' inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

        As stated above, we continue to require additional capital to fully fund the development of our GreenCert technology and expect to investigate sources of additional capital. Further, as we complete our strategic positioning or as opportunities arise to accelerate the expansion of our GreenCert and K-Fuel technologies, or our anticipated operating cash flows are less than expected due to among other things, a protracted global economic downturn, we may need to obtain further funding. We believe we have the ability to raise additional capital from time to time as needed principally through: (i) equity offerings; (ii) debt or debt offerings; and (iii) partnering with third parties. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available or be on acceptable terms.

Payment Obligations

        The following table summarizes our future commitments as of December 31, 2009:

	Payments due by period
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Operating leases	$1,942	$1,353	$1,334	$1,187	$1,199	$22,738	$29,753
Short-term debt and purchase commitments	21,100	—	—	—	—	—	21,100
Consulting and service commitments	500	500	500	500	500	10,000	12,500
Long-term debt	2,190	2,190	28,470	—	—	—	32,850

Total commitments	$25,732	$4,043	$30,304	$1,687	$1,699	$32,738	$96,203

        This table does not include accounts payable, accrued liabilities, or asset retirement obligations, which are reported in our December 31, 2009 Consolidated Balance Sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included K-Fuel royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

        We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $1.1 million, and $784,000, respectively. Additionally, included in operating leases is the rent obligation associated with our former headquarters totaling $105,000, which we have sub-leased but are not released from the obligation. Furthermore, included in operating leases is a 46-year port dock lease on the Ohio River, which we have the right to cancel upon six months written notice. If this lease were cancelled as of December 31, 2009, we would be obligated to pay $250,000 rather than the entire obligation of $23.0 million. This dock lease and the related obligation are included as assets to be sold pursuant to the anticipated sale of Buckeye.

        Consulting and service commitments include an Exclusive Patent Sub-License Agreement with the developer of a proprietary technology for the measurement of carbon emissions. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The Agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. Additionally, consulting and service commitments includes our amended and restated umbrella agreement with Bechtel. Through this new program management agreement we committed to provide Bechtel with $1 billion in construction contracts through 2013. Failure to meet this commitment by 2014 could cost us up to the $10 million in termination fees, which is included in the above table.

        Long-term debt includes our principal amount due 2012 and the 8% interest payments.

        Short-term debt includes our principal amount, exit fees and accrued interest due upon the earlier of the sale of Buckeye or June 30, 2010. Interest is accrued at 10% of the principal amount.

        While our former investment banking firm may claim that we owe them up to $1.0 million upon the sale of Buckeye, and, while the previous potential buyer may claim that we owe them up to an additional $650,000 if we do not sell Buckeye to them, we do not believe that these fees are payable due to the lack of the counterparties meeting certain performance and contractual criteria in addition to certain verbal understandings reached related thereto. If claims are made for these contingent payments, we intend to vigorously dispute these claims. These potential obligations are not included in the table above.

Historical View

  Cash Used in Operating Activities

        Cash used in operating activities was $12.9 million, $36.3 million, and $51.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The majority of the cash used in operating activities for the year ended December 31, 2009 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities. The most significant adjustments to net loss to arrive at cash used in operating activities for the year ended December 31, 2009 were an impairment charge of $20.1 million related to our Buckeye mining operations, non-cash, share-based compensation expenses of $5.3 million, debt issue cost amortization of $2.6 million, a non-recurring charge of $1.0 million from our attempt to sublease unused office space, and depreciation, depletion and amortization of $10.0 million.

        The majority of the cash used in operating activities for the year ended December 31, 2008 relates to cash utilized in our on-going operations, as adjusted for non-cash items and changes in operating assets and liabilities. The most significant adjustments for the year ended December 31, 2008 and 2007 were $18.6 million and $122.7 million impairment charges. Other significant adjustments to net loss to arrive at cash used in operating activities for the years ended December 31, 2008 and 2007 were: non-cash share-based compensation expense of $6.3 million and $19.6 million in 2008 and 2007, respectively, and depreciation, depletion and amortization of $9.0 million and $8.4 million, respectively, and gain on debt for equity exchange transactions of $6.1 million in 2008.

  Cash Provided by (Used in) Investing Activities

        Cash used in investing activities was $9.7 million for the year ended December 31, 2009. The majority of the sources and uses of cash relate to the following:

  •
  We spent $12.3 million on capital equipment primarily with our Buckeye operations, GreenCert development and future plant design.

  •
  We liquidated our auction rate marketable securities and received $2.0 million in proceeds.

        Cash provided by investing activities was $20.6 million and cash used in investing activities was $50.2 million for the years ended December 31, 2008 and 2007, respectively. The majority of the sources and uses of cash relate to the following:

  •
  We spent $16.8 million on our capital equipment, future plant design and construction in progress for the year ended December 31, 2008. We spent $49.4 million primarily on our Fort Union plant and future plant sites for the year ended December 31, 2007. We had capital expenditures related to other purchases of property and equipment of $4.1 million for the year ended December 31, 2007.

  •
  We purchased $5.0 million and $74.6 million of marketable securities and received $27.5 million and $101.7 million in proceeds from the maturity of marketable securities for the years ended December 31, 2008 and 2007, respectively.

  •
  In 2007, we were required to restrict cash and marketable securities to serve as collateral of $24.7 million, related to our 2007 Notes and to collateralize other contractual obligations and our asset retirement obligations. We received $15.0 million of restricted cash net, primarily relating to our debt for equity exchange transaction related to the 2007 Notes for the year ended December 31, 2008.

  Cash (Used in) Provided by Financing Activities

        Cash provided by financing activities during the year ended December 31, 2009 was $17.1 million compared to cash used in financing activities of $3.7 million for the year ended December 31, 2008. The difference for the year ended December 31, 2009 was principally due to $15.0 million of proceeds from our 2009 Notes, $6.5 million of proceeds, net of closing costs, from our issuance of convertible preferred stock and the payment of $2.0 million in dividends from the subsequent preferred stock conversion, and payments of debt issuance costs of $2.4 million.

        Cash used in financing activities during the year ended December 31, 2008 relates to payments made related to the debt for equity exchange transactions. The principal differences for the year ended December 31, 2007 were due to $95.0 million of proceeds from issuance of convertible debt, offset by $5.8 million of debt issuance cost, $4.9 million from the exercise of options and warrants and $3.7 million of proceeds from minority interest investment in Evergreen-China.

Critical Accounting Policies and Estimates

        We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies see the notes to our Consolidated Financial Statements in Item 8 of this Annual Report. These policies and estimates are considered "critical" because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our financial statements in this Annual Report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies.

        Revenue Recognition.    We expect to derive GreenCert and K-Fuel revenue from licensing arrangements that include licenses, technical support, and professional services.

        For each arrangement, we recognize revenue when: (i) persuasive evidence of an arrangement exists (e.g., a signed contract); (ii) delivery of the product has occurred and there are no remaining obligations or substantive customer acceptance provisions and all obligations are satisfied; (iii) the fee is fixed or determinable; and (iv) collection of the fee is reasonably assured. Any up-front fees received are deferred and recognized over the provision of specific deliverables as defined in the agreements. As our history related to non-coal sale customer relationships is limited, we may be required to change the estimated period over which we recognize our revenue as more information becomes available. Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are "critical accounting estimates" because: (i) they require management to make assumptions about how long we will retain customers, for which we have limited history; (ii) the assessment of whether bundled elements are separable can be subjective; and (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material.

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

        Capitalization of Costs.    We expense mine exploration costs as incurred. Once it has been determined that it is economically feasible to extract coal, we begin to capitalize these costs as premining costs. We have identified the commencement of permitting as the point to begin capitalizing premining costs. We also capitalize all purchases of machinery, equipment, software, engineering costs and similar expenditures, where the useful life of the asset is greater than one year or the expenditures extends the useful life of an existing asset. All costs that are directly related to, or allocable to, developing a K-Fuel plant site are capitalized and separately identified as belonging to that site. Judgment is exercised in determining: (i) if costs extend the life of an asset; (ii) if costs increase production volumes; and (iii) the feasibility of extracting coal. If these judgments are incorrect, we may capitalize more costs than we otherwise should.

        Mineral Rights and Mine Development.    A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized premining costs, are capitalized and depleted to operations using the units-of-production method based on tons produced utilizing only proven and probable reserves in the depletion base and are assumed to have no residual value. Premining costs include drilling, permitting, county and state filing fees and the initial overburden removal. We used assumptions such as selling price of coal, cost to mine and a discount rate to value our mines at Buckeye. If the assumptions used to value the proven and probable reserves change in the future, we may be required to record impairment charges for these assets.

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

        Accounting for derivative financial instruments.    Derivatives may be embedded in financial instruments (the "host instrument"). Embedded derivatives are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host instrument. The terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations. We are required to make estimates and assumptions including, but not limited to, estimating the future market price of our common stock and probability of a change in control. If these assumptions and estimates are incorrect, we may be required to incur additional expense in the future.

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

        Marketable Securities.    As of December 31, 2009 and 2008, our balance sheet reflects $0 and $1.8 million of marketable securities, which are auction rate securities, respectively. These auction rate securities consisted of student-loan backed securities. During the year ended December 31, 2008, we reduced the carrying amount of our student loan-backed auction rate security by $200,000, which is reflected in general and administrative expense. In February 2009, we entered a reverse repurchase transaction for $1.8 million of our auction rate security which had a $2.0 million par value. In March 2009, we liquidated the auction rate security at $2.0 million, resulting in a gain of $200,000, which has been recorded in Other Income for the year ended December 31, 2009.

Recent Accounting Pronouncements

        Refer to Note 1—Recent Accounting Pronouncements of the accompanying notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In addition to risks inherent in operations, we are exposed to the following market risks in our business:

        Some of the products used in our mining activities, such as diesel fuel and explosives, are subject to commodity price risk. Through our Buckeye subsidiary, we generally consume 1.9 million to 2.1 million gallons of fuel per year. On a per gallon basis based on this usage, a change in fuel prices of one cent per gallon would result in an increase to our operating costs of approximately $19,000 per year. Alternatively, a one dollar per barrel change in the price of crude oil would increase or decrease our annual fuel costs by approximately $45,000.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K and begin on page F-1. The supplementary financial information required by this item is included in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

        With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, management considered its controls over the identification and accounting for complex financial instruments including those with embedded derivatives. Management has determined that a material weakness in internal control over financial reporting related to identification and accounting for embedded derivatives existed as of December 31, 2009. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In performing this evaluation, management considered its controls over the identification and accounting for complex financial instruments including those with embedded derivatives. Based on this assessment, management has determined that there was a material weakness in our internal controls over financial reporting as of December 31, 2009, as more fully described below, and therefore we did not maintain effective internal controls as of December 31, 2009.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in their assessment: the Company's controls over the recognition of and accounting for complex financial instruments including those with embedded derivatives did not operate effectively to appropriately identify and account for certain such in accordance accounting principles generally accepted in the United States of America.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

        In order to remediate the material weakness, we have implemented controls in the 1st quarter of 2010 to identify and analyze our complex contracts, including arrangements related to financial instruments, at each reporting period to allow for proper financial reporting thereto. We will use third party specialists as necessary to assist us in this process.

        Notwithstanding the existence of a material weakness in internal controls, we believe that the consolidated financial statement fairly present, in all material respects, our consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholder's deficit, equity and cash flows for each of the three years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evergreen Energy Inc.
Denver, Colorado

        We have audited the internal control over financial reporting of Evergreen Energy and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness: The Company's controls are not sufficient to appropriately identify and account for complex financial instruments, including those with embedded derivatives, in accordance with accounting principles generally accepted in the United States of America. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2009 of the Company, and this report does not affect our report on such financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 31, 2010

ITEM 9B.    OTHER INFORMATION

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

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

15(a)(3)    Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to our Form 10-KSB for the year ended December 31, 1993).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 2.2 to our Form 10-KSB for the year ended December 31, 1993).
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-KSB, as amended, for the year ended December 31, 1995).
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-K for the year ended December 31, 2006).
3.5	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to our Form 10-Q for the quarter ended June 30, 2006).
3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.6 to our Form 10-K for the year ended December 31, 2006).
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K filed July 16, 2008).
3.8	Certificate of Designation, Preference and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.01 to our Form 8-K filed December 4, 2008).
3.9	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Form 8-K filed February 27, 2007).
3.10	Amendments to the Third Amended Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 8-K filed July 16, 2008).

EXHIBIT NUMBER	DESCRIPTION
4.1	Indenture, dated July 30, 2007, by and between Evergreen Energy Inc., Evergreen Operations, LLC, KFx Plant, LLC, KFx Operations, LLC, Landrica Development Company, Buckeye Industrial Mining Co. and U.S. Bank National Association, including the form of 8.00% Convertible Secured Note due 2012 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.1 to our Form 8-K filed July 30, 2007).
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
4.10
Note Purchase Agreement, dated as of March 20, 2009, by and between Evergreen Energy Inc., Evergreen Operations, Buckeye Industrial Mining Co. and Centurion Credit Funding LLC (incorporated by reference as Exhibit 4.10 to our Form 10-K for the year ended December 31, 2008).

EXHIBIT NUMBER	DESCRIPTION
4.11	Certificate of Designation and Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 22, 2009).
4.12	Security Purchase Agreement dated October 21, 2009 (incorporated by reference as Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2009).
4.13	Registration Rights Agreement dated October 21, 2009 (incorporated by reference as Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2009).
4.14	Common Stock Purchase Warrant dated October 21, 2009 (incorporated by reference as Exhibit 4.4 to our Form 10-Q for the quarter ended September 30, 2009).
4.15	Common Stock Purchase Warrant dated January 27, 2010 (incorporated by reference as Exhibit 4.1 to our Form 8-K filed January 27, 2010).
4.16	Form of Common Stock Purchase Warrant to be Issued by Evergreen Energy (incorporated by reference as Exhibit 4.1 to our Form 8-K filed March 17, 2010).
4.17	Form of Certificate of Designation from Series C Convertible Stock (incorporated by reference as Exhibit 4.2 to our Form 8-K filed March 17, 2010).
4.18	State of Delaware Certificate of Correction (incorporated by reference as Exhibit 4.3 to our Form 8-K/A filed March 18, 2010).
4.19	Second Amendment and Forbearance Agreement dated January 12, 2010.*
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
10.7	1999 Stock Incentive Plan (incorporated by reference from Annex A-1 of the Company's Proxy Statement filed May 4, 1999).**
10.8	1996 Stock Option and Incentive Plan of KFx Inc. (incorporated by reference to Exhibit 10.1 to our Form 10-K for the year ended December 31, 2000).**

EXHIBIT NUMBER	DESCRIPTION
10.9	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 2, 2002).
10.10	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 7, 2002).
10.11	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 3, 2002).
10.12	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2002)
10.13	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 28, 2002).
10.14	Waiver of Penalty Warrants dated September 25, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 27, 2002).
10.15	KFx Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2004).**
10.16	Waiver Agreement dated December 17, 2004 between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.60 to our Form 10-K for the year ended December 31, 2004).**
10.17	Employment Agreement between KFx Inc. and William G. Laughlin (incorporated by reference to Exhibit 10.61 to our Form 8-K filed March 15, 2005).**
10.18	K-Fuel Projects Participation and Development Agreement Dated May 5, 2005 (incorporated by reference to Exhibit 10.63 to our Form 10-Q for the quarter ended March 31, 2005).
10.19	First Amendment to Fourth Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.64 to our Form 10-Q for the quarter ended March 31, 2005).
10.20	Employment Agreement between KFx Inc. and Kevin R. Collins (incorporated by reference to Exhibit 10.66 to our Form 8-K filed October 25, 2005).**
10.21	KFx Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.67 to our Form S-8 filed November 4, 2005).**
10.22	Employment Agreement between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.69 to our Form 8-K filed December 22, 2005).**
10.23	Business Development and Intellectual Property Rights Agreement, dated January 2, 2003 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 31, 2006).
10.24	Addendum to Business Development and Intellectual Property Rights Agreement, dated January 8, 2004 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 31, 2006).

EXHIBIT NUMBER	DESCRIPTION
10.25	First Amendment to the Business Development and Intellectual Property Rights Agreement, dated May 21, 2004 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed January 31, 2006).
10.26	Professional Services Agreement, dated July 16, 2003 (incorporated by reference to Exhibit 99.4 to our Form 8-K filed January 31, 2006).
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
10.31
Pledge Agreement, dated March 20, 2009, by and between Evergreen Operations LLC and Centurion Credit Funding LLC (incorporated by reference as Exhibit 10.31 to our Form 10-K for the year ended December 31, 2009).
10.32
Security Agreement, dated as of March 20, 2009, by and between Evergreen Energy Inc., Evergreen Operations, LLC, Buckeye Industrial Mining Co. and Centurion Credit Funding LLC (incorporated by reference as Exhibit 10.32 to our Form 10-K for the year ended December 31, 2009).
10.33
Severance Agreement and Waiver and Release Agreement Dated May 12, 2009 between Evergreen Energy Inc. and Steve Wolff (incorporated by reference to Exhibit 10.1 to our form 10-Q for the quarter ended June 30, 2009).
10.34
Severance Agreement and Waiver and Release Agreement Dated May 27, 2009 between Evergreen Energy Inc. and Kevin R. Collins (incorporated by reference to Exhibit 10.2 to our form 10-Q for the quarter ended June 30, 2009).
10.35	Employment Agreement Dated June 24, 2009 between Evergreen Energy Inc. and Thomas H. Stoner, Jr. (incorporated by reference to Exhibit 10.3 to our form 10-Q for the quarter ended June 30, 2009).***
10.36	Transition Agreement Dated July 1, 2009 between Evergreen Energy Inc. and Theodore Venners (incorporated by reference to Exhibit 10.4 to our form 10-Q for the quarter ended June 30, 2009).
10.37
Consulting Agreement Dated June 1, 2009 between Evergreen Energy Inc. and Wolff & Company, Alternative Energy Advisors, Inc. (incorporated by reference to Exhibit 10.5 to our form 10-Q for the quarter ended June 30, 2009).
10.38	Form of Securities Purchase Agreement dated January 26, 2010 (incorporated by reference to Exhibit 10.1 of our 8-K filed January 27, 2010).

EXHIBIT NUMBER	DESCRIPTION
10.39	Form of Securities Purchase Agreement dated March 16, 2010 (incorporated by reference to Exhibit 10.1 of our 8-K filed March 17, 2010).
10.40	Asset Purchase Agreement dated March 12, 2010 among Rosebud Mining Company, Buckeye Industrial Mining Co. and Evergreen Energy, Inc.*
10.41	Escrow Agreement dated March 12, 2010 among Rosebud Mining Company, Buckeye Industrial Mining Co. and Evergreen Energy, Inc.*
10.42	Amendment No. 1 to Asset Purchase Agreement dated March 29, 2010 among Rosebud Mining Company, Buckeye Industrial Mining Co. and Evergreen Energy, Inc.*
12.1	Deficiency of Earnings to Fixed Charges.*
21.1	Subsidiaries.*
23.1	Consent of Deloitte & Touche LLP—Evergreen Energy Inc.*
24.1	Powers of Attorney, incorporated by reference to Signature page attached hereto.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

**
Management contracts and compensatory plans.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.
Date: March 31, 2010	By:	/s/ THOMAS H. STONER, JR Thomas H. Stoner, Jr Chief Executive Officer and Director (Principal Executive Officer)
/s/ DIANA L. KUBIK Diana L. Kubik Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Diana L. Kubik or Thomas H. Stoner, Jr. as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	/s/ THOMAS H. STONER, JR Thomas H. Stoner, Jr., Chief Executive Officer and Director (Principal Executive Officer)
Date: March 31, 2010	/s/ DIANA L. KUBIK Diana L. Kubik, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2010	/s/ GUIDO R. BARTELS Guido Bartels, Director

Date: March 31, 2010	/s/ ROBERT J. CLARK Robert J. Clark, Director
Date: March 31, 2010	/s/ WILLIAM G. GIBSON William G. Gibson, Director
Date: March 31, 2010	/s/ MANUEL H. JOHNSON Manuel H. Johnson, Director
Date: March 31, 2010	/s/ ROBERT S. KAPLAN Robert S. Kaplan, Director
Date: March 31, 2010	/s/ RICHARD B. PERL Richard Perl, Director
Date: March 31, 2010	/s/ M. RICHARD SMITH M. Richard Smith, Chairman of the Board of Director
Date: March 31, 2010	/s/ CHESTER N. WINTERS Chester N. Winters, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evergreen Energy Inc.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of Evergreen Energy Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Evergreen Energy Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 31, 2010

EVERGREEN ENERGY INC.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2009	2008
Assets
Current:
Cash and cash equivalents	$2,207	$7,667
Accounts receivable, net	5,194	6,640
Inventory	1,747	958
Debt issue costs, net of amortization	2,089	—
Prepaid and other assets	1,647	833

Total current assets	12,884	16,098
Property, plant and equipment, net of accumulated depreciation	18,660	29,965
Construction in progress	17,295	17,702
Mineral rights and mine development, net of accumulated depletion	9,945	18,032
Restricted cash and marketable securities	11,339	13,444
Debt issue costs, net of amortization	994	1,330
Other assets	3,387	4,870

	$74,504	$101,441

Liabilities, Temporary Capital and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$7,858	$6,583
Accrued liabilities	8,829	6,920
Short-term debt	16,022	—
Other current liabilities	1,922	332

Total current liabilities	34,631	13,835
Long-term debt	27,898	28,573
Deferred revenue	8,265	6,732
Asset retirement obligations	6,869	6,505
Other liabilities, less current portion	2,716	1,946

Commitments and contingencies
Total liabilities	80,379	57,591
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 7 shares authorized; .002 outstanding	2	—
Stockholders' equity:
Preferred stock, $.001 par value, shares authorized 19,993; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 146,611 and 124,086 shares issued and outstanding, respectively	147	124
Additional paid-in capital	525,816	517,029
Accumulated deficit	(529,939)	(473,303)

(Deficit) equity attributable to Evergreen Energy Inc. stockholders'	(3,976)	43,850
Deficit attributable to noncontrolling interest	(1,901)	—

Total stockholders' (deficit) equity	(5,877)	43,850

	$74,504	$101,441

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Operating revenues:
Mining	$50,248	$58,434	$47,362
K-Fuel refined coal and blended K-Fuel refined coal	—	463	1,081
Consulting and other	423	4	214

Total operating revenue	50,671	58,901	48,657
Operating expenses:
Coal mining operating costs	43,458	47,799	43,093
General and administrative	29,082	31,965	43,031
Plant costs	1,554	17,630	34,730
Depreciation, depletion and amortization	9,962	9,000	8,383
Research and development	49	79	876
Cost of licensing and other revenue	—	—	77
Asset impairment	20,487	18,615	122,688

Total operating expenses	104,592	125,088	252,878

Operating loss	(53,921)	(66,187)	(204,221)
Other income (expense):
Gain on equity exchange transactions	167	6,138	—
Interest income	65	1,251	4,348
Interest expense	(7,645)	(6,132)	(3,433)
Other (expense) income, net	2,797	(300)	(1,370)

Total other income (expense)	(4,616)	957	(455)

Net loss	(58,537)	(65,230)	(204,676)
Less net loss attributable to noncontrolling interest	1,901	—	—

Net loss attributable to Evergreen Energy	$(56,636)	$(65,230)	$(204,676)
Dividends on preferred stock	(1,973)	—	—

Net loss attributable to common shareholders	$(60,510)	$(65,230)	$(204,676)

Basic and diluted net loss per common share	$(0.46)	$(0.72)	$(2.49)

Weighted-average common shares outstanding	132,070	90,676	82,232

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Stockholders' (Deficit) Equity

For the Years ended December 31, 2009, 2008 and 2007

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Non- controlling interest
	Shares	Amounts				Total
	(in thousands)
Balance, January 1, 2007	82,690	$83	$428,298	$(203,397)	—	$224,984
Common stock issued on exercise of options and warrants	1,490	1	4,852	—	—	4,853
Share-based compensation expense related to employees and consultants	147	—	19,624	—	—	19,624
Payment of income tax liability in exchange for common stock and retirement of such shares	—	—	(1,641)	—	—	(1,641)
Sale of stock in subsidiary, net offering costs	—	—	3,555	—	—	3,555
Net loss	—	—	—	(204,676)	—	(204,676)

Balance, December 31, 2007	84,327	84	454,688	(408,073)	—	46,699
Common stock issued on exercise of options, warrants and other	70	—	55	—	—	55
Share-based compensation expense related to employees and others	328	1	6,443	—	—	6,444
Debt for equity exchange transactions	39,361	39	55,843	—	—	55,882
Net Loss	—	—	—	(65,230)	—	(65,230)

Balance, December 31, 2008	124,086	124	517,029	(473,303)	—	43,850
Common stock issued for services	1,543	2	980	—	—	982
Share-based compensation expense related to employees and others	5,433	5	5,276	—	—	5,281
Issuance of common stock upon the conversion of preferred stock	11,571	12	2,213	—	—	2,225
Debt for equity exchange transaction	3,978	4	318		—	322
Net Loss	—	—	—	(56,636)	(1,901)	(58,537)

Balance, December 31, 2009	146,611	$147	$525,816	$(529,939)	$(1,901)	$(5,877)

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Operating activities:
Net loss	$(58,537)	$(65,230)	$(204,676)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense to employees and others	5,281	6,339	19,624
Depreciation, depletion and amortization	9,962	9,000	8,383
Gain on debt for equity exchange transactions	(167)	(6,138)	—
Derivative fair value adjustment	(2,036)	934	1,730
Amortization of initial fair value of derivative	(158)	(453)	(229)
Loss from subleasing	1,027	—	—
Asset impairment	20,487	18,615	122,688
Asset retirement obligation accretion	364	305	287
Settlement of asset retirement obligation	—	(147)	—
Amortization of debt issuance costs	2,624	777	397
Loss on disposal of fixed assets	247	—	(268)
Other than temporary impairment of marketable security	(200)	200	—
Other	520	640	2
Changes in operating assets and liabilities:
Accounts receivable	1,422	(170)	(459)
Inventory	(789)	485	(183)
Prepaid and other assets	800	1,264	119
Deferred revenue and other liabilities	1,763	367	(324)
Accounts payable and accrued liabilities	4,482	(3,051)	1,328

Cash used in operating activities	(12,908)	(36,263)	(51,581)

Investing activities:
Purchases of construction in progress	(11,575)	(14,905)	(49,363)
Purchases of property, plant and equipment	(773)	(1,882)	(4,096)
Proceeds from the sale of assets	180	13	934
Purchases of marketable securities	—	(5,000)	(74,613)
Proceeds from marketable securities	2,000	27,500	101,672
Restricted cash and marketable securities, net	905	14,974	(24,728)
Other	(421)	(76)	(42)

Cash provided by (used in) investing activities	(9,684)	20,624	(50,236)

Financing Activities:
Proceeds from issuance of convertible debt	15,000	—	95,000
Payments on debt for equity exchange transactions	—	(3,500)	—
Proceeds from sale or exercise of options and warrants	—	55	4,853
Proceeds from issuance of convertible preferred stock, net of closing costs	6,515	—	—
Proceeds from sale of stock in subsidiary, net of offering costs	—	—	3,715
Proceeds from reverse repurchase transaction	1,800	—	—
Payments on reverse repurchase transaction	(1,800)	—	—
Payment of dividends on convertible preferred stock	(1,973)
Payments of debt issuance costs	(2,387)	(200)	(5,785)
Payment of payroll taxes in exchange for common stock	—	—	(1,641)
Other	(23)	(7)	(85)

Cash (used in) provided by financing activities	17,132	(3,652)	96,057

Increase (decrease) in cash and cash equivalents	(5,460)	(19,291)	(5,760)
Cash and cash equivalents, beginning of year	7,667	26,958	32,718

Cash and cash equivalents, end of year	$2,207	$7,667	$26,958

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2009, 2008 and 2007

In this Annual Report on Form 10-K, we use the terms "Evergreen Energy," "we," "our," and "us" to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Buckeye Industrial Mining Co. All references to C-Lock®, GreenCert™, K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Direct® plants, refer to our patented processes and technologies explained in detail throughout this Annual Report on Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

(1) Business and Summary of Significant Accounting Policies

Overview and Financial Condition

        We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. In the last two years, we have sharpened our focus as a carbon technology company. We have developed two proprietary, patented, and potentially transformative green technologies: the GreenCert suite of software and services and K-Fuel. Our GreenCert technology is a scientifically accurate and scalable environment intelligence solution that measures greenhouse gases and other environmental costs enabling customers to manage and report their environmental assets and liabilities. GreenCert, built on IBM's Service-Oriented Architecture (or SOA), is the environment intelligence solution that provides customers the end-to-end visibility and traceability necessary to measure their complete environmental footprint. K-Fuel, our clean coal technology significantly improves the performance of low-rank coals yielding higher efficiency and lower emissions.

        We have been evaluating several alternatives related to our strategic positioning, including the sale of Buckeye. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company ("Rosebud"), for the sale of certain net assets of both Buckeye and Evergreen, which we refer to as the "sale of Buckeye", for a purchase price of $27.9 million in cash payable at the closing of the transaction. We believe the closing will be consummated by April 2010, but no later than June 30, 2010. See further discussion below under "Buckeye."

        With the sale of Buckeye we will be able to better focus our resources on core business activities, including GreenCert and our K-Fuel technologies. We have terminated the contemplated K-Fuel spin-off as previously announced. Currently our China affiliate, Evergreen-China Energy Technology Co., Ltd. (or Evergreen-China) a Sino-US joint venture between Evergreen Energy and a Chinese investor, is continuing negotiations to construct a K-Fuel plant in Inner Mongolia, and will continue to lead the business development and plant construction activities related to this plant.

        Actual 2009 cash flows from Buckeye's operations have been less than previously anticipated, due in part to the depressed economy and the unusually mild summer temperatures in the North East region of the United States, both of which have led to lower than previously forecasted coal prices and reduced coal consumption. Because of these lower than expected results, combined with the on-going costs associated with GreenCert, we were required to raise additional capital. As a result, we completed three financing deals: (i) On March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; (ii) On January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million; and (iii) On October 21, 2009, we entered into an agreement to sell shares of our Series B Convertible Stock resulting in approximately $7.0 million in gross proceeds. See Note 18 Subsequent Events for further description of the financings completed in 2010 and Note 8—Preferred Stock for further description of the October 2009 financing. However, we continue to require additional capital to fully fund the anticipated development of our GreenCert technology and expect to investigate available sources of

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

capital. Because of the need for additional capital to fund operations and costs to develop GreenCert, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

        We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We have dramatically reduced our cash utilization principally by suspending operations at our Fort Union plant and reducing other general and administrative costs. A portion of these savings have been offset by further investment in our GreenCert business. Continued market disruptions associated with the global economic downturn, which may lead to lower demand for our technology or products, increased incidence of customers' inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and have and will make additional adjustments to capital or certain operating expenditures.

        These cost reductions were offset by the expansion of our GreenCert operations in 2009, including the addition of personnel and other administrative costs associated with developing a business. In addition, we invested $12.3 million in capital expenditures in 2009 primarily related to Buckeye, GreenCert development and K-Fuel process development.

        As of December 31, 2009, our accumulated deficit was $529.9 million. In addition, our net losses and cash flow used in operations for each of the years ending December 31, 2009, 2008 and 2007 are summarized as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Net loss	$(58,537)	$(65,230)	$(204,676)
Cash used in operating activities	$(12,908)	$(36,263)	$(51,581)

        During 2009, we reduced our cash flow used in operations by $23.4 million when compared to 2008. We accomplished these savings principally by suspending operations at our Fort Union plant in March 2008, reducing professional fees and other general and administrative costs.

        On March 20, 2009, we executed a Senior Secured Convertible Note Agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes ("2009 Notes"), in three $5 million tranches. The first $5 million tranche was funded in March 2009, the second $5 million tranche was funded in April 2009 and the third tranche was funded in July 2009. The 2009 Notes are reflected in short-term debt in our consolidated balance sheet. These 2009 Notes bear interest at a rate of 10% per annum beginning on the funding date of each tranche, which was required to be prepaid at the time the 2009 Notes were issued and is non-refundable. We prepaid $375,000 of interest related to the closing of the first tranche and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. In connection with the second tranche, we prepaid $351,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. In connection with the third tranche we prepaid $225,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30.

        On December 18, 2009, we entered into a binding term sheet to restructure and extend the terms of our 2009 Notes extending the maturity date to the earlier of June 30, 2010 or upon the sale of Buckeye. Per the terms of the restructured agreement, we were required to pay a $1.8 million cash

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

extension fee on our first raise of additional common equity offering. We paid this fee in connection with proceeds from our common equity raise on January 26, 2010. The lenders will receive 30% of the proceeds of any subsequent common equity offering to be used to reduce the outstanding balance of the 2009 Notes. Upon maturity, the repayment amount will be equal to 115% of the principal amount outstanding, plus accrued and unpaid interest. We incurred an additional fee of $350,000 due at maturity because our equity raise was consummated after the January 15, 2010 deadline. See further discussion in Note 7- Debt.

  GreenCert

        We are continuing the development of our GreenCert suite of software and services. GreenCert is an accurate and scalable environmental intelligence solution that quantifies greenhouse gas emission avoidances and reductions and generates verifiable emissions offsets. GreenCert provides real-time, multiple method data analysis to increase accuracy and reduce uncertainty to quantify incremental improvements. GreenCert also enables enterprises to reduce overall costs via the identification of significant operational efficiencies, compliance and risk reduction and sustainability measures. We intend to sell GreenCert as an on-premise offering and as a hosted software as a service (or SaaS) solution, both with annual licensing and renewal fees.

  K-Fuel

        Through our proprietary K-Fuel process we intend to meet the specific needs of public utility, industrial and international customers by providing economical solutions for energy supply and compliance with environmental emission standards. Additional markets served by our K-Fuel process include mines looking to expand the market for their low rank coal by transforming it into a higher value fuel and chemical manufacturers using coal as a feedstock. Our K-Fuel process uses heat and pressure to physically and chemically transform high-moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy dense, energy efficient, lower-emission fuel. The inherent efficiency of higher Btu-lower moisture coal improves power plant performance and reduces emissions on a per kilowatt-hour-generated basis. We executed a term-sheet to spin-off this technology with a partner in China in December 2009. We believe that China presents the best opportunity to develop the K-Fuel technology because of its plentiful reserves of high-moisture, low-Btu coals, its rapid growth in electric power demand and its lower construction and manufacturing costs. The goal of our K-Fuel technology is to transform those lower-rank coals into more efficient and environmentally compliant fuels in order to meet the increasing demand for energy in an optimal fashion. Evergreen-China continues to have discussions with a Chinese conglomerate for the potential construction of a K-Fuel plant in Inner Mongolia. We have terminated the contemplated K-Fuel spin-off as previously announced. Concurrently, Evergreen-China signed a letter of intent with a large Chinese integrated utility and chemical manufacturer to build a K-Fuel plant in Inner Mongolia to produce K-Fuel from low ranked lignite feedstock.

  Buckeye

        On April 3, 2006, we completed the acquisition of Buckeye for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye's primary business is to mine, process, blend and sell high-quality coal to electric utilities,

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

industrial and institutional end users. Buckeye also operates one of the largest ash disposal facilities in the State of Ohio, disposing of up to one million tons of dry and conditioned ash per year.

        Over the past year, we have been evaluating several alternatives related to our strategic positioning, including the potential sale of Buckeye. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain assests of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. The sale includes inventory, property, plant, equipment, mineral rights, Evergreen's dock facilities and the assumption of asset retirement obligations and obligations related to the 47-year dock lease, which, collectively, we refer to as the "sale of Buckeye". Further, $2.8 million of the purchase price will be deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement. The closing is not subject to a financing condition, but is subject to the satisfaction of customary closing conditions, including, among other matters: (i) accuracy of the representations and warranties and compliance with the covenants set forth in the agreement, each in all material respects; (ii) receipt of legally required regulatory approvals; and (iii) consents of certain governmental authorities and certain of Buckeye's specified contractual counterparties. The sale is expected to close in April 2010, but in any event no later than June 30, 2010. We recorded an impairment charge of $20.1 million to write-down these assets to their fair market value.

        With the sale of Buckeye we will be able to better focus our resources on core business activities, including the GreenCert and K-Fuel technologies.

        Basis of Presentation.    The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. We do not consolidate, Evergreen-China, but record the activity using the equity method of investment. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2009, we had negative working capital. For the period starting from the year of incorporation, 1988 through December 31, 2009, we have incurred a cumulative net loss of $529.9 million. These factors raise substantial doubt regarding our ability to continue as a going concern. We plan to obtain additional equity capital including from the sale of Buckeye to finance our GreenCert and K-Fuel development and marketing initiatives and our future operations. However, there is no assurance that we will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

assets, impairments, customer retention, fair value of derivatives and other provisions are reasonable, based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

        Fair value of financial instruments.    The carrying amount of cash and cash equivalents, accounts receivable, marketable securities, other current assets, accounts payable, accrued liabilities, short-term debt and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. As of December 31, 2009 the carrying amount of our long-term debt was $27.9 million. We pay interest semi-annually at a rate of 8.00% per annum. The 2007 Notes mature on August 1, 2012. We are unable to estimate the fair value of our debt without incurring excessive costs because a quoted market price is not available, we have not developed the valuation model necessary to make the estimate, and the cost of obtaining an independent valuation would be excessive.

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

        Marketable Securities.    As of December 31, 2009 and 2008, our balance sheet reflects $0 and $1.8 million of marketable securities, which are auction rate securities, respectively. These auction rate securities consisted of student-loan backed securities. During the year ended December 31, 2008, we reduced the carrying amount of our student loan-backed auction rate security by $200,000. In February 2009, we entered a reverse repurchase transaction for $1.8 million of our auction rate security which had a $2.0 million par value. In March 2009, we liquidated the auction rate security at $2 million, resulting in a gain of $200,000, which has been recorded in Other Income for the year ended December 31, 2009.

        Receivables and allowance for doubtful accounts.    Accounts receivable and note receivable, which is reflected in prepaids and other assets, are recorded at their estimated net realizable value. The allowance for doubtful accounts is determined through an analysis of the past-due status of accounts receivable and assessments of risk regarding collectability. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2009 and 2008, we have an allowance for doubtful accounts of $1.3 million and $1.4 million, respectively, primarily relating to a note receivable.

        Inventory.    Inventory, which includes washed or prepared coal, raw coal and inventory in transit as well as consumable parts, materials and supplies, are stated at the lower of cost or market. Our practice is to value coal and purchased coal based on the average cost method by the applicable type of coal. Inventory principally consisted of $1.7 million and $804,000 of washed or prepared coal, raw coal and inventory in transit and $0 and $154,000 of spare parts and supplies as of December 31, 2009 and 2008, respectively.

        Property, plant and equipment.    Property, plant and equipment principally consists of our coal wash facility, buildings, furniture and fixtures, computers, third party software implementation and

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

development costs, vehicles, leasehold improvements, coal handling systems. Expenditures that extend the useful lives of the assets or increase production capacity are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. We begin depreciation on property, plant and equipment assets once the assets are placed into service. Depreciation expense is computed using the straight-line method over the estimated useful lives of the property and equipment or the units-of-production method using total processed tonnage for our Fort Union plant.

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

        Mineral rights and mine development.    A significant portion of our coal reserves are controlled through leasing arrangements. Costs to obtain coal lands and leased mineral rights, including capitalized premining costs, are depleted using the units-of-production method based on tons produced utilizing only proven and probable reserves in the depletion base and are assumed to have no residual value. Premining costs include drilling, permitting, county and state filing fees and the initial overburden removal. Also, included in mineral rights are the costs to establish the related asset retirement obligations. The leases have primary terms ranging from 3 to 10 years and substantially all of the leases contain provisions that allow for automatic extension once mining commences and for as long as mining activity continues.

        Restricted cash and marketable securities.    As of December 31, 2009, and 2008 we had $11.3 million and $13.4 million of restricted cash. Cash and marketable securities are set aside as collateral pledged toward our asset retirement obligations and to secure certain other obligations. During the year ended December 31, 2008, we entered into debt-for-equity exchange transactions and as a result, the amounts held in escrow related to the $95 million long-term debt in the amount of $18.0 million, were released. Until the asset retirement obligations are relieved, or our other obligations are fulfilled, the cash will remain restricted.

        Patents.    All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development. Patent application costs, generally legal costs, thereafter incurred are capitalized and are included in other assets. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the expected useful lives of the patents, which is generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents. Patent amortization expense, including amortization of existing patents, was $151,000, $142,000, and $129,000 in 2009, 2008, and 2007, respectively. We estimate amortization expense of approximately $106,000 for each of the years ending December 31, 2010, 2011 and 2012.

        Health care costs.    We are self-insured, subject to a stop-loss policy, for individuals and all participants as a group, for our employee's health care costs. The liability for outstanding medical costs

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

has been estimated based on historical claims and is included in accrued liabilities in our consolidated balance sheets.

        Asset retirement obligations.    We value all asset retirement costs, for which we have a legal obligation, and record all such costs as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period or depleted using actual tons mined or actual tons produced. The liability is accreted over time by applying an interest method of allocation to increase the liability. We have identified legal retirement obligations related to our site near Gillette, Wyoming and our coal mines in Ohio.

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

        Long-lived assets.    We evaluate long-lived assets based on estimated future undiscounted net cash flows or other fair value measures whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable. If that evaluation indicates that an impairment has occurred a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable. In addition, we periodically capitalize certain costs related to investigating potential sites for future facilities. We evaluate the status of these potential sites and if any site has been abandoned or we anticipate that it will be abandoned, we write-off all associated costs.

        Revenue.    We recognize revenue when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured. Any up-front fees received are deferred and recognized over the provision of specific deliverables as defined in the agreements. Deferred Reveune, including current portion, was $8.8 million and $6.9 million as of December 31, 2009 and 2008, respectively. The $8.8 million balance as of December 31, 2009 was primarily comprised of $6.7 million related to an agreement executed in 2004 to construct a potential K-Fuel plant and $1.9 million related to an agreement with a customer in our GreenCert segment. As our history related to customer relationships is limited, we may be required to change the estimated period over which we recognize our revenue as more information becomes available. Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        We recognize revenue from coal sales at the time risk of loss passes to the customer, either at our shipping point or upon delivery, depending on contractual terms. When sales include delivery to the customer, transportation costs are billed by us to our customers. We had $8.5 million, $8.5 million and $8.7 million of transportation costs included in costs of sales and revenues for the years ended

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

December 31, 2009, 2008 and 2007, respectively. Ash disposal revenue is recognized when coal combustion bi-products are received at our ash disposal facility.

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

        Accounting for Derivative Financial Instruments.    Derivatives may be embedded in financial instruments (the "host instrument"). Embedded derivatives are treated as separate derivatives when the economic characteristics and risks are not clearly and closely related to those of the host instrument, the terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations. We are required to make significant estimates and assumptions when fair valuing these derivatives. See Notes 7—Debt and Note 9—stockholders' Equity for further.

        Income taxes.    We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized, based upon an assessment of both negative and positive evidence, in future tax returns. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate future taxable income becomes apparent, we may reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. Tax rate changes are reflected in the period such changes are enacted.

        Advertising costs.    We recognize advertising expense when incurred.

        Accounting for stock grants, options and warrants.    We measure and recognize compensation expense for all stock grants, options and warrants granted to employees, members of our board of directors and consultants, based on estimated fair values. In 2009, we granted restricted stock awards that vest upon the achievement of certain market conditions (the price of our common stock).We estimate the fair value of share-based payment awards on the grant date. We use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock grants, without market conditions, are valued based upon the closing price of our common stock on the date of grant. In measuring and recognizing compensation expense, we are required to make estimates of the fair value of the related instruments and the period benefited. Related to the restricted stock grants

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

containing market conditions, we are required to make significant estimates and assumptions when fair valuing these awards including probabilities of our future stock prices, historical volatility and risk free interest rates. We use a Monte-Carlo fair value model run with many iterations to fair value these market vesting awards. For all grants, the fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements.

        Net loss per common share.    Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency.

        During the fourth quarter of 2005, we granted 2 million shares of restricted stock to three of our then executive officers, which were to immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement. Such unvested shares were transferred to an escrow agent during the first quarter of 2006. As a result, such shares are reflected as outstanding in the consolidated financial statements. However, shares for which the vesting criteria were not attained are excluded from the net loss per share calculations due to the contingent status of the shares.

        On July 22, 2009, one of the executive officers referred to above transitioned his officer positions and board seat (s) to our current chief executive officer. As a result, 600,000 of the former officer's shares will fully vest at his election upon satisfaction of certain conditions. See further discussion in Note (10) Stock Options, Stock Grants and Employee Benefit Plans.

        On May 31, 2009, another of the executive officers referred to above retired from his position and the restricted shares never vested and were forfeited upon his retirement.

        On April 19, 2007, we ceased our relationship with one of the executive officers who held contingent shares. Pursuant to the terms of his employment agreement, he was entitled to acceleration of vesting with respect to 899,000 of the 1 million shares of unvested common stock he was awarded in connection with his employment agreement.

        The calculation of diluted net earnings per common share adds the weighted- average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss. Our total incremental potential common shares outstanding as of December 31, 2009, 2008 and 2007 were 30.0 million, 26.4 million, and 30.1 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

        Recent accounting pronouncements.    In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2009-05 ("ASU 2009-05"), "Measuring Liabilities at Fair Value," which updates ASC 820 (Topic 820, "Fair Value Measurements and Disclosures"). ASU 2009-05 addresses the impact of transfer restrictions on the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability, and clarifies when to make adjustments to fair value. ASU 2009-05 is effective for periods ending after August 26, 2009. The implementation of this standard did not have a material impact on our financial condition, results of operations or cash flows.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

        In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009; we adopted the Codification during the three months ended September 30, 2009.

        In May 2009, the FASB issued authoritative guidance included in ASC 855 "Subsequent Events" which incorporates the accounting and disclosure requirements related to subsequent events found in auditing standards into GAAP, effectively making management directly responsible for subsequent events accounting and disclosures. The guidance also requires disclosure of the date through which subsequent events have been evaluated. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have adopted this pronouncement beginning with the interim period ended September 30, 2009 and it did not have an impact on our results of operations, financial position, or cash flows.

        In April 2009, the FASB issued authoritative guidance included in ASC 825 "Financial Instruments". This guidance required disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The provisions included in ASC 825 "Financial Instruments" became effective on April 1, 2009. We are unable to estimate the fair value of our debt without incurring excessive costs because a quoted market price is not available, we have not developed the valuation model necessary to make the estimate, the market conditions have dramatically changed and the cost of obtaining an independent valuation would be excessive. The adoption of this pronouncement did not have a material impact on our financial statements. See Note 7—Debt for further details.

        In April 2009, the FASB issued authoritative guidance included in ASC 820 "Fair Value Measurements and Disclosures" that provides additional guidance for estimating fair value in accordance with ASC 820 "Fair Value Measurements and Disclosures" when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. The guidance is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this guidance did not have a material impact on our financial statements.

        In November 2008, the FASB ratified a guideline that clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception included in ASC 815 "Derivatives and Hedging". The guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on our financial statements.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

        In June 2008, the FASB ratified the consensus reached by the guidance included in ASC 470 "Debt". Because of Issue 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," and ASC 480 "Distinguishing Liabilities from Equity", conforming changes were made to Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." Issue 08-4 provides transition guidance for those conforming changes and is effective for financial statements issued after January 1, 2009. The adoption of this pronouncement did not have a material impact on our financial statements.

        In June 2008, the FASB issued guidance included in ASC 260 "Earnings Per Share" and became effective on January 1, 2009. This guidance provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. Because such awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share retrospectively to all prior-period earnings per share computations. The adoption of this pronouncement did not have a material impact on our financial statements.

        In May 2008, the FASB issued authoritative guidance included in ASC 470 "Debt". This guidance requires issuers of convertible debt instruments that may be settled in cash upon conversion to account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Issuers will need to determine the carrying value of just the liability portion of the debt by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The excess of the initial proceeds received from the debt issuance and the fair value of the liability component should be recorded as a debt discount with the offset recorded to equity. The discount will be amortized to interest expense using the interest method over the life of a similar liability that does not have an associated equity component. Transaction costs incurred with third parties shall be allocated between the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively, with the debt issuance costs amortized to interest expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued authoritative guidance included in ASC 815 "Derivatives and Hedging" which enhances the disclosure requirements about derivatives and hedging activities. The guidance requires additional narrative disclosure about how and why an entity uses derivative instruments, how they are accounted for under ASC 815 "Derivatives and Hedging", and what impact they have on financial position, results of operations and cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements. However, we are required to provide additional disclosures related to our embedded derivatives.

        In December 2007, the FASB issued authoritative guidance included in ASC 805 "Business Combinations". The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

liabilities assumed and any non-controlling interest in the acquiree. The guidance also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this pronouncement did not have a material impact on our financial statements.

        We adopted the provisions included in ASC 810 "Consolidations", effective January 1, 2009. The provision clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent's consolidated financial statements. ASC 810 "Consolidations" requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. The standard requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent's equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. As of December 31, 2008 we had granted C-Lock shares to employees and others that, at that time, represented a 23.3% noncontrolling interest. During 2009 we notified the holders of our intention to reacquire C-Lock shares from certain former employees and a consultant for which the first payment was made in 2010. After repurchasing these shares, our non-controlling interest will be 8%.

        In connection with our adoption of the guidance included in ASC 810 "Consolidations", we recorded into our consolidated equity accounts the noncontrolling interests in C-Lock Technology, Inc. At December 31, 2008, the carrying amount of noncontrolling interests was zero, due to the accumulated net losses and the application of the guidance. We are not permitted to attribute losses incurred prior to the adoption of ASC 810 "Consolidations" to our noncontrolling interest. Under ASC 810 "Consolidations", we attribute losses to noncontrolling interest even if such attribution results in a deficit noncontrolling interest balance within our equity accounts.

        Recently Issued accounting pronouncements.    In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements," which amends ASC Subtopic 820-10, "Fair Value Measurements and Disclosures," requiring new disclosures of significant transfers in and out of Levels 1 and 2, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures also should be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). We are currently evaluating the impact, if any, on our financial statements.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(1) Business and Summary of Significant Accounting Policies (Continued)

        In October 2009, the FASB issued Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements—a consensus of the EITF," ("ASU 2009-13") which amends ASC 605 (Topic 605, "Revenue Recognition"). This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which transaction consideration is allocated across the separately identifiable deliverables. The guidance is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact, if any, on our financial statements.

        In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product's essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple elements guidance described above.

        In June 2009, the FASB issued authoritative guidance included in ASC 860 "Transfers and Servicing" which is effective for interim and annual fiscal periods beginning after November 15, 2009. This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 "Consolidation". This standard modifies the financial-components approach used in ASC 860 "Transfers and Servicing" and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. This standard also requires enhanced disclosure regarding transfers of financial interests and a transferor's continuing involvement with transferred assets. The adoption of this pronouncement will not have a material impact on our financial statements.

        In December 2009, the FASB issued ASU 2009-17, "Amendments to FASB Interpretation 46(R)," ("ASU 2009-17") revising authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity's performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. ASU 2009-17 was effective for us on January 1, 2010. We are in the process of evaluating the impact that this standard will have on our financial condition, results of operations or cash flows.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(2) Property, Plant & Equipment, Construction in Progress and Mineral Rights and Mine Development

        Property, plant and equipment consisted of the following:

		December 31,
	Lives	2009	2008
	(in years)	(in thousands)
Mine machinery and equipment	3-15	$21,429	$18,919
Mine, land, buildings and improvements	10-15	10,108	14,110
Computer software and equipment	3-5	5,304	5,302
Office leasehold, improvements and equipment	3-10	4,741	4,660
Other	3-30	2,840	3,216

Total		44,422	46,207
Less accumulated depreciation		(25,762)	(16,242)

Property, plant and equipment, net of accumulated depreciation		$18,660	$29,965

        Depreciation and depletion expense was $9.8 million, $8.9 million, and $8.3 million, in 2009, 2008 and 2007, respectively. Mine, land, buildings and improvements include $1.6 million of land, which is not depreciated.

        We transferred $7.6 million, $10.5 million and $13.7 million from construction in progress to property plant and equipment during the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2007, we transferred $846,000 from construction in progress to mineral rights, increased property plant and equipment in the amount of $2.6 million for leasehold improvements related to our new office space and transferred $18.6 million from construction in progress to assets held for sale.

        Property, plant and equipment includes $628,000, $1.1 million and $1.9 million of accounts payable and other liabilities as of December 31, 2009, 2008 and 2007, respectively.

        Construction in progress consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Future plant sites and equipment	$7,505	$6,805
Mine and site improvements	860	1,166
Mining equipment refurbishment	1,508	3,436
GreenCert technology development	4,955	2,400
Other	2,467	3,895

Total construction in progress	$17,295	$17,702

        Total construction in progress includes $3.1 million, $2.0 million and $882,000 of accounts payable and other costs as of December 31, 2009, 2008 and 2007, respectively.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(2) Property, Plant & Equipment, Construction in Progress and Mineral Rights and Mine Development (Continued)

        Mineral rights are comprised of leases and mine development costs from the acquisition of Buckeye. Costs are capitalized during the premining phase and are depleted using the units-of-production method based on actual tons mined.

  Impairments

        During the year ended December 31, 2009, we impaired $20.1 million related to certain assets in our mining operations and $413,000 of leasehold improvements related to our unused corporate office space. We are attempting to sublease this unused office space.

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

  Asset Retirement Obligation

        Our asset retirement obligations relate to our surface and deep mines in Ohio, and the site on which our Fort Union plant is located. The following table reconciles the change in the asset retirement obligation during the year ended December 31, 2009:

Changes in Asset Retirement Obligations
(in thousands)
Balance at January 1, 2009	$6,505
Liability incurred	—
Liability settled	—
Accretion	364

Balance at December 31, 2009	$6,869

        We allocate asset retirement costs to the underlying assets based on the fair value using an expected cash flow approach, in which multiple cash flow scenarios are used to reflect a range of possible outcomes and a credit-adjusted risk-free rate. The liabilities are then accreted over time by applying an interest method of allocation.

  Assets Held for Sale

        In June 2006, we entered into an agreement to purchase a 700,000 pound per hour Circulating Fluidized Bed boiler island. In March 2007, we decided to sell this boiler and classified the costs associated with the boiler as assets held for sale. Effective January 31, 2008, we and the fabricator of the boiler island agreed to terminate the contract and as a result, all future financial obligations were

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(2) Property, Plant & Equipment, Construction in Progress and Mineral Rights and Mine Development (Continued)

also terminated. As of December 31, 2008, we computed a fair value analysis using the following: (i) the probabilities of the sale of the boiler at the current recorded value; (ii) the probabilities of selling the boiler at less than its carrying value; and (iii) the probabilities of not selling the boiler. As a result of the analysis of the probabilities, we calculated an estimated fair value of the boiler and recorded an impairment charge of $18.6 million in our Technology segment for the year ended December 31, 2008.

(3) Restricted Cash and Marketable Securities

        The following table represents the components of our restricted cash and marketable securities:

	December 31,
	2009	2008
	(in thousands)
Collateral:
Environmental remediation obligations	11,339	12,074
Other	—	1,370

Total restricted cash	$11,339	$13,444

        As of December 31, 2009 and December 31, 2008, our balance sheet reflects $0 and $1.8 million of restricted marketable securities. In February 2009, we entered a reverse repurchase transaction for $1.8 million of our auction rate security which had a $2.0 million par value. In March 2009, we liquidated the auction rate security at $2 million, resulting in a gain of $200,000, which has been recorded in Other Income for the twelve months ended December 31, 2009.

        In July 2007, pursuant to our $95 million long-term debt offering, we deposited $18.0 million of the net proceeds in an escrow account. On September 30, 2008, such funds were released from escrow. See further discussion at Note 8—Debt.

(4) Other Assets

        Included within other assets are deferred royalty costs, totaling $1.4 million as of December 31, 2009 and 2008; patents totaling $1.1 million and $1.0 million as of December 31, 2009 and 2008; and $0 and $1.8 million of auction rate securities as of December 31, 2009 and 2008, respectively

        The deferred royalty costs associated with the issuances of licenses for K-Fuel represent the licensing fees paid to the Koppelman estate. Such costs are amortized over the same period as the deferred revenue related to the underlying contracts. In 1996, we entered into a royalty amendment agreement with Mr. Koppelman, or subsequent to his death, the Koppelman estate, that reduced the cap for payments by $500,000 to $75.2 million and set the royalty percentage at 25% of our worldwide licensing and royalty revenue, as defined in the agreement. Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology. We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment. The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses. We are amortizing the $500,000 payment as license revenue is generated. In addition, Mr. Theodore Venners,

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(4) Other Assets (Continued)

our former founder, is entitled to a 50% share of net royalties paid to the Koppelman estate. As of December 31, 2009 and 2008, there is $73.0 million remaining under the cap. Also, see discussion in Note 12—Commitments and Contingencies—Royalties and Other Rights.

(5) Assets and Liabilities Measured at Fair Value

        Fair Value Measurements and Disclosures establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

        The following table presents information about our net assets (liabilities) measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability	$1,265	—	—	$1,265
2009 Notes embedded derivatives	$705	$—	$—	$705

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(5) Assets and Liabilities Measured at Fair Value (Continued)

        The following table represents the change in fair value for the year ended December 31, 2009:

	Balance at December 31, 2008	Settlement	Unrealized (Loss) gain	Realized gain	Balance at December 31, 2009
	(in thousands)
2007 Notes embedded derivatives(1)	$25	—	$(8)	$—	$7
Auction rate securities(2)	1,800	2,000	—	200	—
Put Warrant liability(1)	—	—	1,000	—	$1,265
2009 Notes embedded derivatives	—	—	1,000	—	$705

  Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

        The following table presents information about our net assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$25	$—	$—	$25
Auction Rate Securities	$1,800	—	$—	$1,800

        The following table represents the change in fair value for the year ended December 31, 2008:

	Balance at December 31, 2007	Transfers	Realized loss	Unrealized loss	Balance at December 31, 2008
	(in thousands)
Embedded derivatives(1)	$1,470	—	$(511)	$(934)	$25
Auction Rate Securities(2)	$—	$2,000	$—	$(200)	$1,800

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control, probabilities of equity offerings, probabilities of stock option grants and probabilities of our future stock prices. We use a Monte-Carlo fair value model run with thousands of iterations to fair value these derivatives. In addition, we use lattice models and black scholes models. Our embedded derivatives are recorded in other long-term assets and other long-term liabilities with the fair value adjustment for the unrealized and realized gains/

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(5) Assets and Liabilities Measured at Fair Value (Continued)

  losses recorded in total other (Expense)/ Income on our consolidated balance sheet and our consolidated statements of operations, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. During the year ended December 31, 2009, we were required to test certain of our mining assets for recoverability based on future cash flows. As a result of this recoverability test, we wrote down certain mining assets by $20.1 million. We estimated the fair value of these assets based on a cash flow approach using significant unobservable inputs (Level 3). Additionally, during the year ended December 31, 2009, certain leasehold improvements were required to be measured at fair value in conjunction with the abandonment of a portion of our corporate office space. The leasehold improvements related to the unused office space had a net book value of $413,000 and were written down to an estimated value of zero, resulting in an impairment charge of $413,000. We estimated the fair value of these assets based on an income approach using significant unobservable inputs (Level 3). In addition, we recorded a loss associated with the abandonment of our unused office space in the amount of $1.0 million. We estimated the fair value of the loss based on an income approach using significant unobservable inputs (Level 3).

(6) Accrued liabilities

        Accrued liabilities consist of:

	December 31,
	2009	2008
	(in thousands)
Employee-related	$2,185	$2,709
Accrued interest on the 2007 Notes and 2009 Notes	1,158	1,345
Services or goods received, not invoiced	4,722	2,351
Taxes, other than income taxes	735	471
Other	29	44

Total accrued liabilities	$8,829	$6,920

        Employee-related principally includes paid time off and payroll. Services or goods received not invoiced primarily consist of goods and services rendered at our corporate headquarters, Buckeye and

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(6) Accrued liabilities (Continued)

GreenCert operations. Taxes, other than income taxes represent various accrued taxes including property, use and franchise taxes.

(7) Debt

  2007 Notes due 2012

        On July 30, 2007, we completed the sale of $95.0 million of our Convertible Secured Notes due 2012 ("2007 Notes") that were resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the 2007 Notes, for an aggregate of 48.6 million shares of our common stock and $3.5 million in cash, which was paid on October 1, 2008. We closed all transactions and issued all the shares by December 2008, except for a portion of one of the transactions. During the year ended December 31, 2009, we closed the remaining portion of this transaction and issued an aggregate of 9.3 million shares, representing $12.5 million in aggregate principal amount of the 2007 Notes. In addition, during the year ended December 31, 2009, we issued an additional 333,333 shares pursuant to another individually negotiated agreement, representing $500,000 principal amount of the 2007 Notes.

        Prior to each exchange of 2007 Notes for common stock, each of the converting noteholders agreed to release each guarantee issued pursuant to the indenture with respect to such 2007 Notes being exchanged such that, at the time of each exchange, such 2007 Notes being exchanged were not guaranteed securities and were solely securities of Evergreen Energy. Further, we received the requisite consents to amend the indenture and in compliance with the terms and provisions of the indenture, we, each of the guarantors and the trustee, executed a supplemental indenture. The supplemental indenture amends the indenture to eliminate substantially all of the restrictive covenants, to release the security interests in the collateral securing the 2007 Notes, which included the release of $18.0 million of cash that was held in escrow and to make certain other conforming changes to the indenture. For the period ended December 31, 2008, we recognized a $6.1 million gain, after reduction for transaction costs and the non-cash write off of debt issue costs and related embedded derivatives associated with these exchange transactions.

        We pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008. The 2007 Notes mature on August 1, 2012.

        Holders may convert their 2007 Notes into a number of shares of common stock or cash or a combination thereof, at our option, at the applicable conversion rate on any day up to and including the business day prior to the maturity date. The initial conversion rate for the 2007 Notes is 190.4762 shares of our common stock per $1,000 principal amount of 2007 Notes, equivalent to a conversion price of approximately $5.25 per share, subject to adjustment upon the occurrence of certain events. If we undergo certain fundamental changes, as defined in the indenture, the holders of the 2007 Notes may require us to repurchase the 2007 Notes in cash at 100% of the principal amount plus any accrued and unpaid interest. Additionally, upon a fundamental change, the holders, if they elect to convert, will receive a conversion rate adjustment that will require us to increase the number of shares based on our stock price and the passage of time.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(7) Debt (Continued)

        At issuance, the 2007 Notes were senior secured obligations guaranteed by our 100% owned subsidiary, Evergreen Operations, LLC, and its subsidiaries, and secured by a first-priority security interest in: (i) all of our equity interest in Evergreen Operations, LLC; (ii) an escrow account established in connection with the offering; and (iii) our and each of Evergreen Operations, LLC and its subsidiaries' bank, investment, brokerage or similar accounts holding cash and cash equivalents, subject to certain exceptions. Our intellectual property rights relating to the K-Fuel refined coal process are held by a wholly owned subsidiary, which is not a subsidiary of Evergreen Operations, LLC and consequently, none of these intellectual property rights were included in the collateral securing the 2007 Notes. Additionally, our subsidiaries C-Lock Technology, Inc. and Evergreen Energy Asia Pacific Corp. were also excluded from the collateral securing the 2007 Notes. The 2007 Notes contained covenants, which among other things, limited our ability and the ability of our subsidiary guarantors to incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect to our capital stock; create liens on certain assets to secure debt; and sell certain assets. The collateral and restricted covenant provisions have been amended by the supplemental indenture as described above.

        If the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least the conversion price, or the reduced interest rate threshold, then the initial interest rate will be permanently decreased to 5.00%. In addition, if the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least 130% of the then applicable conversion price, or the collateral release threshold, then the security will be released, and the 2007 Notes will become automatically subordinated. At such time as the security is released, we may redeem the 2007 Notes at a redemption price payable in cash equal to 100% of the principal amount, plus any accrued and unpaid interest and an additional "coupon make whole payment." The "coupon make-whole" amount per $1,000 principal amount of 2007 Notes will be equal to the present value of all remaining scheduled payments of interest on each 2007 Note to be redeemed through the maturity date. The provisions relating to the collateral release threshold have been amended by the supplemental indenture as described above.

        We incurred $6.0 million of debt issuance costs relating to our 2007 Notes offering. We are amortizing the debt issuance costs using the effective interest rate method over the life of our debt. The portion of the debt issue costs related to the debt exchanged for equity were written-off by reducing the gain. Debt issue costs were $1.0 million and $1.3 million as of December 31, 2009 and 2008, respectively.

  Derivatives

        At issuance, we evaluated the 2007 Notes and concluded that our conversion adjustment upon the occurrence of a fundamental change is an embedded derivative that needs to be bifurcated for valuation purposes. Additionally, we have concluded that the potential decrease in our interest rate based on our common stock price is also an embedded derivative that needed to be bifurcated. Both of these derivatives were determined to not be clearly and closely related to the host instrument. We used a fair value modeling technique to value these derivatives and recorded $3.2 million of long-term assets and a corresponding increase in long-term debt in our consolidated balance sheets at the date of issue of the 2007 Notes. Furthermore, we are required to fair value these derivatives at each reporting period

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(7) Debt (Continued)

and, as a result, we recorded $8,000, $934,000 and $1.7 million of other expense during the years ended December 31, 2009, 2008, and December 31, 2007 by decreasing the net derivative assets contained within other long-term assets to $6,000, $25,000 and $1.4 million in our consolidated balance sheet at December 31, 2009,2008 and 2007 respectively.

  2009 Notes

  Original terms

        In March 2009, we executed a Senior Secured Convertible Note Agreement ("2009 Notes") which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes in three $5 million tranches. The first $5 million tranche was funded in March 2009, the second $5 million tranche was funded in April 2009 and the third tranche was funded July 2009. The 2009 Notes are reflected in short-term debt in our condensed consolidated balance sheet. These 2009 Notes bear interest at a rate of 10% per annum beginning on the funding date of each tranche through December 20, 2009, which was prepaid at the time the 2009 Notes were issued and was non-refundable. We prepaid $375,000 of interest related to the closing of the first tranche and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. In connection with the second tranche, we prepaid $351,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. In connection with the third tranche we prepaid $225,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. We recognized $480,000 of debt issuance costs during the year ended December 31, 2009 related to the warrants.

        The following table summarizes the assumptions used to value the warrants issued for the three tranches:

	Tranche 1	Tranche 2	Tranche 3
Weighted-average:
Risk free interest rate	1.7%	2.4%	2.3%
Expected option life (years)	5	5	5
Expected volatility	91%	81%	81%
Expected dividends	None	None	None

        The outstanding principal balance was due and payable on the earliest of (i) December 20, 2009, (ii) the date all obligations and indebtedness are accelerated in accordance with the provisions under the purchase agreement, and (iii) a sale of the capital stock, or the assets secured, of Buckeye (the "Maturity Date"). Prior to the Maturity Date, holder may elect to convert its 2009 Notes into a number of fully paid and non-assessable shares of Evergreen's common stock, par value $0.001 per share at the applicable conversion rate on any day to and including the business day prior to the Maturity Date, subject to adjustment upon the occurrence of certain events. The initial conversion rate for the 2009 Notes is equivalent to a conversion price of $3.65 per share of our common stock.

        Provisions in the 2009 Notes prohibit Buckeye from transferring funds to Evergreen Energy in the form of cash dividends, loans or advances. The net assets that are subject to these restrictions are $10.7 million as of December 31, 2009. Buckeye may, however, repay intercompany loan balances. As of December 31, 2009, the amount of funds Buckeye was restricted from transferring was $10.7 million, net of an intercompany loan balance of $12.6 million.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(7) Debt (Continued)

  Derivatives

        We are required to adjust the conversion price upon the occurrence of a future issuance of stock or warrants at a price less than the 2009 Notes conversion price. This potential adjustment to the conversion price was concluded to be an embedded derivative that needed to be bifurcated for valuation purposes. We used a fair value modeling technique to value this derivative and recorded $1.7 million of short-term liability and a corresponding decrease in short-term debt in our consolidated balance sheets. Furthermore, we are required to fair value the derivative at each reporting period and, as a result, we recorded $1.0 million of other income during the year ended December 31, 2009 by decreasing the net derivative liability contained within other short-term liability to $705,000 in our consolidated balance sheet at December 31, 2009

  Extension

        On December 21, 2009, we restructured and extended the terms of our 2009 Notes extending the maturity date to the earlier of the sale of Buckeye or June 30, 2010. As part of the restructuring, the stated principal amount has been increased by $2.25 million representing the 15% exit fee, pursuant to the original terms of the 2009 Notes, as of that date, bringing the aggregate principal amount of 2009 Notes to $17.25 million. Interest shall be due and payable at maturity of the 2009 Notes and the rate remains 10% per annum. The restructuring agreement also retains an exit fee in the amount of 15% of the par value of the 2009 Notes upon the payment of the 2009 Notes.

        Per the terms of the restructured agreement, we were required to raise additional common equity on or before January 30, 2010, utilizing a portion of the proceeds to pay a $1.8 million cash extension fee due to our lenders. Additionally, we were required to execute a binding agreement for the sale of Buckeye on or before March 31, 2010. The failure to complete either of these items would be deemed to be an "Event of Default" under the terms of the 2009 Notes. On January 26, 2010, we raised approximately $8.7 million of gross proceeds from our registered direct offering and paid the $1.8 million extension fee. We are required to pay not less than 30% of the proceeds of any subsequent common equity offering to reduce the outstanding balance of the 2009 Notes. Upon maturity, the repayment amount will be equal to 115% of the principal amount outstanding, which represents $2.6 million, plus accrued and unpaid interest. In addition the extension terms required us to raise additional common equity by January 15, 2010, or the repayment amount will be increased by $350,000. We incurred this additional $350,000 because our equity raise was consummated after January 15, 2010.

        In addition, we were required to continue to retain an investment banker to assist us in the sale of assets of Buckeye and provide semi-monthly updates to the lender regarding the status of the sale of Buckeye, retain a consultant of the lender's choosing and grant reasonable access to the site as well as the sales process. On March 12, 2010, we signed an agreement with Rosebud to sell certain assets of Buckeye. We anticipate the sale to be finalized April 2010.

        The 2009 Notes are secured by the assets of Buckeye pursuant to a security agreement dated as of March 20, 2009. The security agreement provides holder with a security interest in, but not limited to, all of Buckeye's property, equipment and fixtures, accounts, negotiable collateral, cash, and cash equivalents, subject to certain exceptions. The security interest created in the collateral will be first priority, subject to the permitted encumbrances provided in the Security Agreement, and such first

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(7) Debt (Continued)

priority security interest will be perfected to the extent such security interest can be perfected by the filing of a financing statement. The security agreement also provided that on or before April 3, 2009, Buckeye shall deliver to holder a first priority mortgage on each fee interest in real property now or hereafter owned by Buckeye. Further, in order to induce holder to extend credit to the Companies, Evergreen Operations, LLC ("Evergreen Ops") entered into a pledge agreement with Investor dated March 20, 2009. The pledge agreement provides that Evergreen Ops will pledge to holder all of its common stock in Buckeye, and in an event of default, as defined in the purchase agreement, holder's rights under the pledge agreement include, but are not limited to, the right to vote the pledged shares, or transfer such shares, in whole or in part, into its or its nominee's name. The pledge agreement will survive until our obligations are met and the purchase agreement is terminated.

  Interest

        We paid $2.7 million, $7.6 million and $0 of interest for the years ended December 31, 2009, 2008 and 2007, respectively. We capitalized $1.0 million, $0.7 million, and $0 million of interest for the years ended December 31, 2009, 2008 and 2007, respectively.

(8) Convertible Preferred Stock

        On October 21, 2009, we completed the sale of an aggregate offering price of $6,973,380 of Series B Convertible preferred stock and detachable warrants. The preferred stock accrues dividends at the rate of 5.66% per annum, payable semi-annually on June 30 and December 31, commencing on December 31, 2009 and on each conversion date until October 21, 2014. Each share of preferred stock has a stated value of $1,000 per share. The preferred stock is convertible into the number of shares of common stock, $.001 par value determined by dividing the stated value of the preferred stock by the conversion price per share. The conversion price per share is $.6025, subject to adjustment under certain circumstances, including events of default under the preferred stock. Upon an event of default, the holders of the preferred stock may require us to redeem the preferred stock at an amount equal to, at a minimum, 130% of the stated value. The certificate of designation includes a provision under which we deposited with an escrow agent $1,973,380 of the gross proceeds of the offering. If the preferred stock was converted prior to October 21, 2014, the escrow amount will be used to pay to the holder, upon conversion, an amount equal to $282.99 per $1,000 of stated value converted, less the amount of dividends paid prior to the conversion date. All but two of the preferred shares were converted to common stock in the fourth quarter of 2009 and substantially all the escrow deposit was paid to the holders as a dividend. Upon the conversion of the preferred shares, we issued 11,571,403 of our common stock. The warrants are exercisable for an aggregate of 5,787,037 shares of common stock, at an exercise price of $.648 per share, subject to certain adjustments. The warrants are exercisable immediately and have a term of exercise equal to five years. The warrants also include a cashless exercise provision. The warrants are not redeemable by us.

        The detachable warrants issued in the convertible preferred stock agreement contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to value this put warrant liability and recorded $2.3 million of long-term liability in our consolidated balance sheet at the

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(8) Convertible Preferred Stock (Continued)

date of the transaction. Furthermore, we are required to fair value this put warrant liability at each reporting period and, as a result, we recorded $1.0 million of other income during the year ended December 31, 2009 by decreasing the fair value of this put warrant liability.

(9) Stockholders' Equity

        During 2002, we entered into a series of transactions with three investor groups whereby we issued a total of 6.8 million shares of our common stock and 14.4 million warrants. The investors have certain rights pursuant to an investor rights agreement, including the right for one group to select two persons to serve on our Board of Directors. As of December 31, 2009, these two positions were not filled. This provision remains in force until the investors hold less than 400,000 shares of our common stock. During 2005, we renegotiated the investor rights agreement executed in connection with the issuance of the shares in 2002 to provide us greater flexibility in constructing and operating plants. Subsequent to the renegotiation, we and the investors have the following rights:

  •
  One investor group continues to have the right to select two persons to serve on our Board of Directors;

  •
  All investors may develop or participate, with up to a 15% interest, in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial plants. Such right will not be in effect until we have plants in operation or have binding contracts to construct plants for which the aggregate designed or projected annual output is at least 25 million tons per year;

  •
  We can participate in projects developed by the investors, other than in India, up to a 50% interest;

  •
  The investors retain the right to develop in India as long as certain conditions are met; and

  •
  The investors are obligated to pay certain royalty and license fees for these plants, if constructed.

        Except for the right to select persons to serve on our Board of Directors all other rights expire 20 years after the 25 million ton annual capacity threshold is reached or earlier, if the investors exercise their rights to 50 million tons of annual capacity.

  Stockholder Rights Plan

        On December 4, 2008, we entered into a rights agreement. In connection with the adoption of the rights agreement, on December 2, 2008, the Board of Directors declared a dividend distribution of one right ("Right") for each outstanding share of our common stock on December 19, 2008. The Rights generally become exercisable only in the event that an acquiring party accumulates 15% or more of our outstanding common stock. Each Right, when exercisable, entitles the registered holder to purchase one-thousandth of one share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $4.00 per one-thousandth share (the "Purchase Price"), subject to adjustment. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holder to purchase common stock with a value equal to twice the exercise price of the Right. In the event that, after an acquiring party has accumulated 15% or more of

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(9) Stockholders' Equity (Continued)

our outstanding common stock, we are acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each unexercised Right (except for the Rights held by the acquiring party) would thereafter allow its holder to purchase stock of the acquiring company (or our common stock if it is the surviving company to the transaction) with a value equal to twice the purchase price of the Right. If the Rights were fully exercised, the shares issued would cause substantial dilution to the acquiring party or the shareholders of the acquiring company. The Rights Agreement provides a period of time during which we may redeem the Rights, in whole, but not in part, at a price of $0.001 per Right, such that this period will end on the earlier of (i) the tenth business day following the date a person or group becomes the beneficial owner of 15% or more of the common stock or (ii) the final expiration date of the Rights, which is December 19, 2018.

(10) Stock Options, Stock Grants and Employee Benefit Plans

        We have five qualified stock plans, under which 12.5 million shares were reserved and 2.4 million shares are available for grant as of December 31, 2009. Pursuant to these plans we granted stock options, restricted stock and stock appreciation rights to directors, employees and outside consultants. All but one of the five qualified plans has been registered with the Securities and Exchange Commission. We have also issued stock related to various compensation and fee agreements with certain employees that were not issued from our five plans. These grants were made pursuant to certain stock exchange rules. The non-plan awards are generally registered with other registration statements that we periodically file. The five qualified stock plans and the non-plan awards are collectively referred to as "the plans."

        These plans are administered by the Compensation Committee of our Board of Directors, (Committee), which has the authority to determine the specific terms of awards under these plans, including exercise price and vesting term, subject to certain restrictions of the Internal Revenue Code regarding incentive stock options. The Committee can accelerate the vesting of an outstanding award at its sole discretion. Certain of the plans contain provisions requiring the acceleration of vesting of all outstanding awards in the event of a change in control, as defined in those plans. In addition, certain employee grants per the individual grant agreements contain provisions that accelerate the vesting of unvested outstanding awards upon a change in control. Stock options granted under the plans generally expire not more than ten years from the date of grant.

        Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Historically, the majority of option grants outstanding were to executives, consultants and to our former founder. We have estimated the forfeiture rate on each of these grantee groups based upon historical data. In the fourth quarter of 2005, we started granting restricted shares to non-executive employees. We have based the forfeiture rate for this grantee group on the historical data of the executives, as we do not have sufficient historical data for non-executive employees. Lastly, during the fourth quarter of 2005, we granted restricted stock awards to certain of our executive officers, as further described below, which contain accelerated vesting provisions. Our estimate of forfeitures for these grants is that they all will vest and, as a result, we have not reduced our expense by estimated forfeitures. Total non-cash compensation expense was $5.7 million,

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(10) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

$6.3 million and $19.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, which are primarily reflected in general and administrative expenses.

  Stock options

        The following table summarizes the assumptions used to value stock options granted in 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Weighted-average:
Risk free interest rate	2.28%	3.11%	4.50%
Expected option life (years)	6.04	8.4	3.0
Expected volatility	88%	72%	63%
Expected dividends	None	None	None

        We use the Black-Scholes option-pricing model to value our outstanding stock options. The Black-Scholes model requires the use of a number of assumptions, including the volatility of our stock price, a weighted average risk-free interest rate, and the weighted average expected life of the options. Generally, our option grants to non-employee board members vest immediately and expire on the third anniversary of the date of grant. As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The volatility assumption is based on the historical weekly price data of our stock over a period equivalent to the expected life of the options. We evaluated whether there were factors during the period which were unusual and which would distort the volatility figure used to estimate future volatility and concluded that there were no such factors. The risk-free interest rate assumption is based upon the note principal U.S. Treasury Strips rates determined at the date of grant. The expected life of the stock options represents the life of the option up to the expiration date. This is based upon an analysis of the historical exercise pattern of our employees and directors.

        On June 24, 2009, the Board of Directors appointed Thomas H. Stoner, Jr. as President and Chief Executive Officer. In connection with his employment, Mr. Stoner was granted options to purchase 500,000 shares of common stock at an exercise price of $0.96 per share. The options fully vested on June 24, 2009 and expire on June 24, 2014. All of the options are considered inducement options as defined by the NYSE Arca and are not issued pursuant to a plan.

        Stock options granted under the plans to employees generally vest from three to five years from the grant date until fully vested and generally expire ten years from grant date. Stock options granted to directors usually vest 100% on date of grant and expire three years from the date of grant. The majority of stock options granted during the three years ended December 31, 2009, 2008, and 2007, were at exercise prices that were equal to or greater than the fair market value of our common stock

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(10) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

on the date of grant. The following table summarizes our stock option activity, including both plan and non-plan options, for the three-year period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share
	(shares in thousands)
Outstanding, beginning of period	2,892	$7.51	2,726	$9.26	4,044	$10.86
Granted	2,123	0.87	889	1.80	82	7.36
Exercised	—	—	—	—	—	—
Expired and forfeited	(1,917)	7.13	(723)	7.30	(1,400)	13.64

Outstanding, end of period	3,098	$3.20	2,892	$7.51	2,726	$9.26

Options exercisable and options expected to vest as of December 31, 2009	2,834	$3.34

Options exercisable, end of period	2,390	$3.37

        Plan and non-plan stock options outstanding and exercisable as of December 31, 2009 are summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.01 - $3.00	2,541	4.4	$1.15	1,893	$1.09
$3.01 - $6.00	62	0.5	3.90	62	3.90
$6.01 - $9.00	145	1.2	7.93	145	7.93
$9.01 - $12.00	—	—	—	—	—
$12.01 - $15.00	50	2.0	12.88	50	12.88
$15.01 - $18.71	300	2.2	16.53	240	16.53

	3,098			2,390

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(10) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        The following table summarizes the fair value of our stock option activity, including both plan and non-plan options, for non-vested option shares during the year ended December 31, 2009:

	Total	Weighted- Average Grant Date Fair Value
	(shares in thousands)
Non-vested, beginning of period	737	$6.49
Granted	2,123	0.87
Vested	(1,758)	2.13
Expired and forfeited	(395)	2.70

Non-vested, end of period	707	$2.61

        The total intrinsic value of options exercised is the difference between the exercise price of the option and the closing price of our common stock on the exercise date. No options were exercised during the years ended December 31, 2009, 2008 or 2007.

        The aggregate intrinsic value of stock options is the difference between our closing stock price on December 31, 2009 and the exercise price multiplied by the number of options. The majority of our outstanding options, exercisable options and exercisable and expected to vest options had exercise prices greater than the closing price of our common stock at December 31, 2009. As a result, the options had no aggregate intrinsic value at December 31, 2009.

	Years Ended December 31,
	2009	2008	2007
	(in thousands except per share amounts)
Weighted average per share grant date fair value	$0.87	$1.80	$7.36
Total fair value	$3,747	$2,912	$4,816
Total unrecognized compensation expense	$435

        Total unrecognized compensation expense is expected to be recognized over a weighted average period of 1.1 years.

  Restricted Stock

        Restricted stock grants to certain executive officers contain accelerated vesting criteria and are more fully described below. Restricted stock awards to employees under the plans contain either time, time and performance or market vesting criteria. These grants usually vest over a three to five year period with 20%-33% vesting each year, if the agreed upon performance criteria have been achieved, if applicable.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(10) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        The following table summarizes our restricted stock grant activity for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Outstanding, beginning of period	1,729	2,012	2,364
Granted	4,253	280	988
Vested	(660)	(400)	(744)
Expired and forfeited	(530)	(163)	(596)

Outstanding, end of the period	4,793	1,729	2,012

Outstanding and expected to vest as of December 31, 2009	4,751

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except for per share amount)
Aggregate intrinsic value outstanding	$1,630	$484	$4,464
Aggregate intrinsic value expected to vest	$1,615	$404	$4,355
Weighted-average remaining vesting term	2.4 years	3.4 years	3.5 years
Weighted-average grant date fair value	$0.48	$1.38	$4.46

        The fair value of restricted stock is calculated by multiplying the number of restricted shares by the closing price of our common stock on December 31 of each year. The total fair value of restricted stock vested during the years ended December 31, 2009, 2008 and 2007 were $558,000, $687,000, and $3.5 million, respectively.

        As of December 31, 2009, total unrecognized compensation expense related to outstanding restricted stock grants is $4.1 million. This expense is expected to be recognized over a weighted-average period of 2.4 years.

        During the second quarter of 2009, we granted 3.0 million shares of restricted stock to our current Chief Executive Officer. The restricted stock vesting is subject to the attainment of certain market conditions and assuming continuous employment. All of these restricted shares are considered inducement options as defined by the NYSE Arca and are not issued pursuant to a plan, as follows:

  •
  1.0 million shares of common stock upon an increase in the closing price of our common stock to $1.50 or higher for all trading days within any sixty consecutive calendar day period;

  •
  500,000 shares of common stock upon an increase in the closing price of our common stock to $2.00 or higher for all trading days within any sixty consecutive calendar day period;

  •
  500,000 shares of common stock upon an increase in the closing price of our common stock to $2.50 or higher for all trading days within any sixty consecutive calendar day period;

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(10) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

  •
  500,000 shares of common stock upon an increase in the closing price of our common stock to $3.00 or higher for all trading days within any sixty consecutive calendar day period;

  •
  500,000 shares of common stock upon an increase in the closing price of our common stock to $4.00 or higher for all trading days within any sixty consecutive calendar day period.

        Furthermore during the fourth quarter of 2009, we granted our President and Chief Operating Officer 850,000 shares of restricted stock from one of our plans. The restricted stock vesting is subject to the attainment of certain market conditions and assuming continuous employment, as follows:

  •
  250,000 shares of restricted common stock when the closing price of our common stock is at or above $.70 per share for 60 consecutive calendar days;

  •
  150,000 shares of restricted common stock when the closing price of our common stock is at or above $1.05 per share for 60 consecutive calendar days;

  •
  150,000 shares of restricted common stock when the closing price of our common stock is at or above $1.50 per share for 60 consecutive calendar days;

  •
  150,000 shares of restricted common stock when the closing price of our common stock is at or above $1.75 per share for 60 consecutive calendar days; and

  •
  150,000 shares of restricted common stock when the closing price of our common stock is at or above $2.10 per share for 60 consecutive calendar days.

        Vesting of the awards pursuant to the benchmarks above may also occur in the event of a merger or acquisition in which the price per share for our common stock satisfies the above vesting thresholds. Any unvested portion of the restricted stock award will expire four years from grant date.

        During the fourth quarter of 2005, we granted 2.0 million shares of restricted stock to three of our then-executive officers.

        On July 22, 2009, one of the executive officers referred to above transitioned his officer positions and board seat (s) to our current chief executive officer. As a result, 600,000 of the former officer's shares will fully vest at his election upon satisfaction of any of the following conditions:

  •
  the end of the nine month transition period;

  •
  the sale of all of the assets or stock of Buckeye Industrial Mining Co.;

  •
  the company receiving financing in excess of $30 million.

        Pursuant to the agreement, we accelerated the vesting of the restricted stock grant and recorded $3.3 million of non-cash compensation for the year ended December 31, 2009.

        On May 31, 2009, another of the executive officers referred to above retired from his position. Since the restricted shares never vested and were forfeited upon his retirement, the cumulative non-cash compensation expense recorded since 2005 was reversed in the second quarter of 2009. This reversal of non-cash compensation totaled $2.9 million for the year ended December 31, 2009.

        On April 19, 2007, we ceased our relationship with the last of the executive officers referred to above. Pursuant to the terms of his employment agreement, he was entitled to acceleration of vesting

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(10) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

with respect to 899,000 of the 1,000,000 shares of unvested common stock he was awarded in connection with his employment, and, as a result, we incurred a one-time $9.8 million non-cash charge for the year ended December 31, 2007. The 899,000 shares vested on July 18, 2007. The executive officer exercised a right pursuant to his employment agreement to have shares, which would have otherwise vested, withheld in satisfaction of his income tax liability from this vesting. As a result, we made a one-time cash payment of approximately $1.6 million to the appropriate taxing authorities related to his taxable income on this transaction. The withholding of these shares for taxes effectively represents a retirement of these shares and has been reflected as an adjustment to our additional paid-in capital during the year ended December 31, 2007.

  Employee Stock Purchase Plan

        During the third quarter of 2005 the establishment of an Employee Stock Purchase Plan was approved. We have reserved 100,000 shares of our common stock that are eligible for issuance to employees. Until June 30, 2006, employees were able contribute to the plan, subject to certain maximum contributions, and be eligible for a discount on the lower of the November 1, 2005 or on June 30, 2006 closing price, the first purchase date pursuant to the plan. After June 30, 2006, our employees are eligible for monthly purchases at the month end market price less a 15% discount that we contribute for our employees.

(11) Warrants

        Associated with various financing and other transactions and professional service agreements, we have issued transferable warrants to purchase common stock, which generally immediately vest. The following table summarizes the outstanding warrant activity for years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares
	(in thousands, except for price per share)
Outstanding, beginning of period	7,216	7,296	9,606
Granted	9,638	—	—
Exercised	—	(20)	(1,757)
Expired and cancelled	—	(60)	(553)

Outstanding, end of period	16,854	7,216	7,296
Expiration	2010-2015	2010	2008-2010
Weighted average exercise price per share	$1.75	$2.75	$2.75

        The table above includes warrants further described in Note 8—Preferred Stock. In addition to the table above, we have entered into an Advisory Agreement with a third party dated March 23, 2009. Pursuant to the terms of the agreement, we have agreed to issue, as a success fee warrants to purchase up to 2,500,000 shares of common stock as follows: (i) 1,250,000 warrants will be issued upon the

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(11) Warrants (Continued)

execution of a definitive agreement to construct a plant utilizing our K-Fuel technology, and (ii) 1,250,000 warrants will be issued upon the commencement of the construction of the plant utilizing our K-Fuel technology. The exercise price of the warrants will be the volume weighted average of the daily per share closing price the common stock for the six month period ending on the date of the execution of a letter of intent, memorandum of understanding or a public statement which results in a definitive agreement to build a plant. The warrants will be immediately exercisable and will have a five-year term from the date of grant.

(12) Commitments and Contingencies

Payment Obligations

        The following table summarizes our future commitments as of December 31, 2009:

	Payments due by period
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Operating leases	$1,942	$1,353	$1,334	$1,187	$1,199	$22,738	$29,753
Short-term debt and purchase commitments	21,100	—	—	—	—	—	21,100
Consulting and service commitments	500	500	500	500	500	10,000	12,500
Long-term debt	2,190	2,190	28,470	—	—	—	32,850

Total commitments	$25,732	$4,043	$30,304	$1,687	$1,699	$32,738	$96,203

        This table does not include accounts payable, accrued liabilities, or asset retirement obligations, which are reported in our December 31, 2009 Consolidated Balance Sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included K-Fuel royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

        We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $1.1 million, and $784,000, respectively. Additionally, included in operating leases is the rent obligation associated with our former headquarters totaling $105,000, which we have sub-leased but are not released from the obligation. Furthermore, included in operating leases is a 46-year port dock lease on the Ohio River, which we have the right to cancel upon six months written notice. If this lease were cancelled as of December 31, 2009, we would be obligated to pay $250,000 rather than the entire obligation of $23.0 million. This dock lease and the related obligation are included as assets to be sold pursuant to the anticipated sale of Buckeye.

        Consulting and service commitments include an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(12) Commitments and Contingencies (Continued)

minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. Additionally, consulting and service commitments includes our amended and restated umbrella agreement with Bechtel. Through this new program management agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2013. Failure to meet this commitment by 2014 could cost us up to the $10 million in termination fees, which is included in the above table.

        Long-term debt includes our principal amount due 2012 and the 8% interest payments.

        Short-term debt includes our principal amount, exit fees and accrued interest due upon the earlier of the sale of Buckeye or June 30, 2010. Interest is accrued at 10% of the principal amount.

        While our former investment banking firm may claim that we owe them up to $1.0 million upon the sale of Buckeye, and, while the previous potential buyer may claim that we owe them up to an additional $650,000 if we do not sell Buckeye to them, we do not believe that these fees are payable due to the lack of the counterparties meeting certain performance and contractual criteria in addition to certain verbal understandings reached related thereto. If claims are made for these contingent payments, we intend to vigorously dispute these claims. These potential obligations are not included in the table above.

Litigation

        We are not engaged in any material legal proceedings to which we or any of our subsidiaries are a party.

K-Fuel Royalties and Other Rights

        We owe royalty payments to parties related to certain rights that support our patents and our proprietary technology, primarily related to Mr. Edward Koppelman the inventor of the K-Fuel process. As described in further detail in Note 4—Other Assets.

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

Years ended December 31, 2009, 2008 and 2007

(12) Commitments and Contingencies (Continued)

  •
  As described in further detail in Note 10—Stockholders' Equity, certain investors have the right to, among other things, develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects, subject to certain qualifications.

(13) Segments

        Our segments include the GreenCert segment, Plant segment, Mining segment and Technology segment. The GreenCert segment reflects activities related to the measurement of green house gases and certification of environmental improvements as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in March 2008. The Mining segment primarily represents our mining operations of our subsidiary, Buckeye, and includes certain marketing personnel, the ash disposal facility and the preparation and blending facility. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(13) Segments (Continued)

operating (loss)/ income is what is provided to our Chief Operating Decision Maker. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	For the Year Ended December 31, 2009
	GreenCert	Plant	Mining	Technology	Total
	(in thousands)
Operating revenues:
Mining	$—	$—	$50,248	$—	$50,248
Consulting and other	423	—	—	—	423

Total operating revenue	423	—	50,248	—	50,671
Operating expenses:
Coal mining operating costs	—	—	43,458	—	43,458
General and administrative	9,037	642	4,915	14,488	29,082
Plant costs	—	1,554	—	—	1,554

Total segment operating expense	9,037	2,196	48,373	14,488	74,094

Segment operating income (loss)	$(8,614)	$(2,196)	1,875	$(14,488)	$(23,423)

Total assets	$7,489	$2,042	$34,783	$30,190	$74,504

Reconciliation to net loss:
Total Segment operating loss					$(23,423)
Depreciation, depletion and amortization					(9,962)
Research and development					(49)
Asset impairments					(20,487)
Other income (expense)					(4,616)
Net loss attributable to noncontrolling interest					1,901

Net loss attributable to Evergreen Energy					$(56,636)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(13) Segments (Continued)

	For the Year Ended December 31, 2008
	GreenCert	Plant	Mining	Technology	Total
	(in thousands)
Operating revenues:
Mining	$—	$—	$58,434	$—	$58,434
K-Fuel refined coal and blended K-Fuel refined coal	—	463	—	—	463
Consulting and other	4	—	—	—	4

Total operating revenue	4	463	58,434	—	58,901
Operating expenses:
Coal mining operating costs	—	—	47,799	—	47,799
General and administrative	5,749	3,108	4,582	18,526	31,965
Plant costs	—	17,417	—	213	17,630

Total segment operating expense	5,749	20,525	52,381	18,739	97,394

Segment operating income (loss)	$(5,745)	$(20,062)	$6,053	$(18,739)	$(38,493)

Total assets	$5,586	$2,398	$55,673	$37,784	$101,441

Reconciliation to net loss:
Total Segment operating loss					$(38,493)
Depreciation, depletion and amortization					(9,000)
Research and development					(79)
Asset impairments					(18,615)
Other income					957

Net loss					$(65,230)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(13) Segments (Continued)

	For the Year Ended December 31, 2007
	GreenCert	Plant	Mining	Technology	Total
	(in thousands)
Operating revenues:
Mining	$—	$36	$47,326	$—	$47,362
K-Fuel refined coal and blended K-Fuel refined coal	—	1,081	—	$—	1,081
Licensing and other	—	45	—	169	214

Total operating revenue	—	1,162	47,326	169	48,657
Operating expenses:
Coal mining operating costs	—	—	43,093	—	43,093
General and administrative	2,290	6,166	4,380	30,195	43,031
Plant costs	—	34,720	—	10	34,730
Cost of licensing and other revenue	—	24	—	53	77

Total segment operating expense	2,290	40,910	47,473	30,258	120,931

Segment operating loss	$(2,290)	$(39,748)	$(147)	$(30,089)	$(72,274)

Total assets	$1,236	$2,822	$51,580	$120,173	$175,811

Reconciliation to net loss:
Total Segment operating loss					$(72,274)
Depreciation, depletion and amortization					(8,383)
Research and development					(876)
Asset impairments					(122,688)
Other income (expense)					(455)

Net loss					$(204,676)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(14) Income Taxes

        Our operations are principally domestic, with income taxable at the federal statutory rate of 34% plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

	2009	2008
	(in thousands)
Gross deferred tax assets:
Net operating loss carryforwards	$122,478	$114,632
Depreciation and amortization	36,203	37,246
Accrued liabilities	1,237	1,323
Stock options and warrants	7,307	6,362
Deferred revenue	2,946	2,511
Reserve on note receivable	428	469
Prepaid expenses	(484)	(531)
Other	150	—

Gross deferred tax assets	170,265	162,012
Deferred tax assets valuation allowance	(179,261)	(162,012)

Net deferred tax assets	$—	$—

        We have recorded a valuation allowance for the full amount of our net deferred asset because, based upon an assessment of both negative and positive evidence, it is more likely than not that we will not realize such benefits in future tax returns. As of December 31, 2009 our tax return net operating loss carryforwards are approximately $351.8 million expiring in various amounts including $3.4 million which will expire in 2010. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income due to certain ownership changes, as defined in Section 382 of the Internal Revenue Code. Our tax return net operating loss carryforwards are significant. The tax years in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.

        Our total provision for income taxes in 2009, 2008 and 2007 were different from the amount expected by applying the statutory federal income tax rate to our net loss as reported in our Consolidated Statement of Operations. The approximate differences are as follows:

	2009	2008	2007
	(in thousands)
Expected tax benefit on loss before income taxes (34%)	$(19,903)	$(22,178)	$(69,590)
Expected state tax benefit, net	—	(2,153)	(6,754)
Stock options and warrant exercises	133	94	5,727
Non-deductible items and other	93	(253)	3,484
State deferred tax adjustments	11,424	—	—
Increase in valuation allowance	8,253	24,490	67,133

	$—	$—	$—

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(15) Related Party Transactions

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

  Consulting

        We had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our founder. We entered into agreements with Venners & Company for the providing of these services at a fixed monthly fee plus certain performance bonuses. In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work. In May 2008, after the final payment, our obligation ceased. During the years ended December 31, 2008 and 2007, we paid Venners & Company $38,000, and $216,000, respectively, in cash for consulting fees. We did not incur any costs under this consulting agreement during the year ended December 31, 2009.

  GreenCert

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

        We have developed a scientifically accurate, scalable environment intelligence solution that measures greenhouse gases and generates verifiable emissions credits. We utilized Enterprise Information Management, Inc. (or EIM) to help assist us in the development of our GreenCert software. One of our former non-executive employees serves on the board of directors of EIM. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party. We had incurred costs of $2.3 million, $4.8 million, and $1.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. On December 9, 2009, we entered into an

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(15) Related Party Transactions (Continued)

agreement with EIM to issue an aggregate of 1,543,210 shares of restricted common stock to settle $500,000 of incurred costs owed to EIM at that time.

        We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of December 31, 2009 represent an 8% ownership interest in C-Lock Technology, Inc.

  K-Fuel Licensing

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

  Royalties

        In addition, we are obligated to make licensing and royalty payments to a party related to Theodore Venners, our founder. See further discussion in Note 5—Other Assets and Note 12—Commitments and Contingencies.

(16) Financial Statements of Guarantors

        The following information sets forth our consolidating statements of operations for the years ended December 31, 2009, 2008 and 2007; our consolidating balance sheets as of December 31, 2009 and 2008, and our consolidating statements of cash flows for the years ended December 31, 2009, 2008 and 2007. Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC. The 2009 Notes are not guaranteed by any subsidiaries and are reflected in the Evergreen Energy Inc. column. The 2009 Notes were co-issued by Evergreen Energy Inc., our wholly owned subsidiary Evergreen Operations, LLC and its wholly owned subsidiary, Buckeye Industrial Mining Co. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye's assets and Evergreen Operations LLC's equity interest in Buckeye.

        The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 92% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements. Transactions effecting our consolidated stockholders' equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock, warrant issuances and debt issue costs. These transactions for all periods relate to our parent, Evergreen Energy Inc. with the exception of the sale of stock in Evergreen Asia Pacific for $3.6 million in the second quarter of 2007, which is included in the column labeled Other.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(16) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,165	$5	$37	$—	$2,207
Accounts receivable, net	6	4,604	584	—	5,194
Inventory	—	1,747	—	—	1,747
Receivable from Parent 2009 convertible notes	—	16,022	—	(16,022)	—
Debt issue cost, net of amortization	2,089	—	—	—	2,089
Prepaid and other assets	1,343	301	3	—	1,647

Total current assets	5,603	22,679	624	(16,022)	12,884
Property, plant and equipment, net of accumulated depreciation	1,693	14,809	2,158	—	18,660
Construction in progress	9,980	2,360	4,955	—	17,295
Mineral rights and mine development, net of accumulated depletion	—	9,945	—	—	9,945
Restricted cash	11,339	—	—	—	11,339
Debt issuance costs, net of amortization	994	—	—	—	994
Investment in consolidated subsidiaries	(286,147)	—	—	286,147	—
Due from subsidiaries	306,040	—	—	(306,040)	—
Other assets	1,385	579	1,423	—	3,387

	$50,887	$50,372	$9,160	$(35,915)	$74,504

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,235	$4,068	$555	$—	$7,858
Accrued liabilities	5,725	2,536	568	—	8,829
Short-term debt	16,022	16,022	—	(16,022)	16,022
Other current liabilities	1,372	—	550	—	1,922

Total current liabilities	26,354	22,626	1,673	(16,022)	34,631
Long-term debt	27,898	—	—	—	27,898
Deferred revenue	—	—	8,265	—	8,265
Due to parent	—	259,450	46,590	(306,040)	—
Asset retirement obligations	—	6,869	—	—	6,869
Other liabilities, less current portion	2,510	112	94	—	2,716

Total liabilities	56,762	289,057	56,622	(322,062)	80,379
Commitments and contingencies
Temporary Capital	2	—	—	—	2
Total equity (deficit)	(5,877)	(238,685)	(47,462)	286,147	(5,877)

	$50,887	$50,372	$9,160	$(35,915)	$74,504

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(16) Financial Statements of Guarantors (Continued)

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(16) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$50,248	$—	$—	$50,248
Consulting and other	—	—	423	—	423

Total operating revenue	—	50,248	423	—	50,671
Operating expenses:
Coal mining operating costs	613	42,845	—	—	43,458
General and administrative	13,516	5,557	10,009	—	29,082
Plant costs	—	1,554	—	—	1,554
Depreciation, depletion and amortization	1,226	7,544	1,192	—	9,962
Research and development		—	49	—	49
Asset impairments	2,217	18,270		—	20,487

Total operating expenses	17,572	75,770	11,250	—	104,592

Operating loss	(17,572)	(25,522)	(10,827)	—	(53,921)
Other income (expense):
Gain on equity exchange transactions	167	—	—	—	167
Interest income	40	—	25	—	65
Interest expense	(7,645)	—	—	—	(7,645)
Other (expense) income, net	2,558	344	(105)	—	2,797

Total other (expense) income	(4,880)	344	(80)	—	(4,616)

Equity in loss of subsidiaries	(36,085)	—	—	36,085	—

Net loss	(58,537)	(25,178)	(10,907)	36,085	(58,537)
Less: net loss attributable to noncontrolling interest	—	—	—	1,901	1,901

Net loss attributable to Evergreen Energy	$(58,537)	$(25,178)	$(10,907)	$37,986	$(56,636)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(16) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$58,434	$—	$—	$58,434
K-Fuel refined coal and blended K-Fuel refined coal	—	463	—	—	463
Consulting and other	—	—	4	—	4
Intercompany Consulting and other	—	171	—	(171)	—

Total operating revenue	—	59,068	4	(171)	58,901
Operating expenses:
Coal mining operating costs	617	47,182	—	—	47,799
General and administrative	16,978	7,690	7,297	—	31,965
Plant costs	—	17,417	213	—	17,630
Depreciation, depletion and amortization	1,537	7,079	384	—	9,000
Research and development		—	79	—	79
Cost of licensing and other revenue	—	—	—	—	—
Cost of intercompany consulting and other revenue	—	171	—	(171)	—
Asset impairments	18,615	—		—	18,615

Total operating expenses	37,747	79,539	7,973	(171)	125,088

Operating loss	(37,747)	(20,471)	(7,969)	—	(66,187)
Other income (expense):
Gain on equity exchange transactions	6,138	—	—	—	6,138
Interest income	1,128	—	123	—	1,251
Interest expense	(6,132)	—	—	—	(6,132)
Other (expense) income, net	(1,329)	976	53	—	(300)

Total other (expense) income	(195)	976	176	—	957

Equity in loss of subsidiaries	(27,288)	—	—	27,288	—

Net loss	$(65,230)	$(19,495)	$(7,793)	$27,288	$(65,230)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(16) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2007

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Mining	$—	$47,362	$—	$—	$47,362
K-Fuel refined coal and blended K-Fuel refined coal	—	1,081	—	—	1,081
Consulting and other	—	45	169	—	214
Intercompany consulting and other	—	161	—	(161)	—

Total operating revenue	—	48,649	169	(161)	48,657
Operating expenses:
Coal mining operating costs	716	42,377	—	—	43,093
General and administrative	28,293	10,546	4,192	—	43,031
Plant costs	—	34,720	10	—	34,730
Depreciation, depletion and amortization	1,139	7,199	45	—	8,383
Research and development	—	—	876	—	876
Cost of licensing and other revenue	—	24	53	—	77
Cost of intercompany consulting and other	—	161	—	(161)	—
Asset impairments	11,508	111,180	—	—	122,688

Total operating expenses	41,656	206,207	5,176	(161)	252,878

Operating loss	(41,656)	(157,558)	(5,007)	—	(204,221)
Other income (expense):
Interest income	4,230	—	118	—	4,348
Interest expense	(3,429)	(4)	—	—	(3,433)
Other (expense) income, net	(1,729)	335	24	—	(1,370)

Total (expense) other income	(928)	331	142	—	(455)

Equity in loss of subsidiaries	(162,092)	—	—	162,092	—

Net loss	$(204,676)	$(157,227)	$(4,865)	$162,092	$(204,676)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(16) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities	(10,450)	3,307	(5,765)	—	(12,908)

Investing activities:
Purchases of construction in progress	(1,151)	(6,770)	(3,097)	—	(11,018)
Purchases of property, plant and equipment	(3)	(695)	(75)	—	(773)
Purchases of mineral rights and mine development	—	(557)	—	—	(557)
Proceeds from the sale of assets	33	147	—	—	180
Proceeds from maturities of marketable securities	—	—	2,000	—	2,000
Restricted cash and marketable securities, net	905	—	—	—	905
Other	(421)	—	—	—	(421)

Cash used in investing activities	(637)	(7,875)	(1,172)	—	(9,684)

Financing Activities:
Payments to parent/subsidiaries	(64,925)	(52,495)	(2,000)	119,420	—
Advances /from parent/subsidiaries	54,495	57,068	7,857	(119,420)	—
Proceeds from issuance of convertible debt	15,000	—	—	—	15,000
Proceeds from issuance of convertible preferred stock	6,515	—	—	—	6,515
Proceeds from reverse repurchase transaction	1,800	—	—	—	1,800
Payments on reverse repurchase transaction	(1,800)	—	—	—	(1,800)
Payment of dividends from preferred stock conversion	(1,973)	—	—	—	(1,973)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)
Other	(23)	—	—	—	(23)

Cash provided by financing activities	6,702	4,573	5,857	—	17,132

Increase (decrease) in cash and cash equivalents	(4,385)	5	(1,080)		(5,460)
Cash and cash equivalents, beginning of year	6,550	—	1,117	—	7,667

Cash and cash equivalents, end of year	$2,165	$5	$37	$—	$2,207

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(16) Financial Statements of Guarantors (Continued)

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

Years ended December 31, 2009, 2008 and 2007

(16) Financial Statements of Guarantors (Continued)

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(17) Selected Quarterly Financial Data (Unaudited)

        The following table presents selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
2009
Revenues	$17,845	$13,865	$9,242	$9,719	$50,671
Operating loss	(6,996)	(7,367)	(12,617)	(26,941)	(53,921)
Net loss	(6,854)	(8,759)	(14,850)	(28,074)	(58,537)
Basic and diluted net loss per common share	(0.05)	(0.06)	(0.11)	(0.24)	(0.46)
2008
Revenues	$12,033	$16,088	$14,045	$16,735	$58,901
Operating loss	(20,656)	(10,113)	(10,622)	(24,796)	(66,187)
Net loss	(22,389)	(10,479)	(6,604)	(25,758)	(65,230)
Basic and diluted net loss per common share	(0.27)	(0.13)	(0.08)	(0.24)	(0.72)

Fourth Quarter 2009 Discussion

        We incurred $20.5 million of impairment charges during the fourth quarter. In addition, we recorded a $2.1 million gain related to the fair value adjustment to our embedded derivatives and put warrant liability.

Fourth Quarter 2008 Discussion

        We incurred $18.6 million of impairment charges during the fourth quarter.

(18) Subsequent events

        On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we agreed to sell an aggregate of 9,312.5 shares of our preferred stock and warrants to purchase 12,500,000 shares of its common stock to such investors for gross proceeds of approximately $9.3 million.

        Each share of preferred stock has a stated value of $1,000 per share. The preferred stock is convertible into the number of shares of common stock, $.001 par value determined by dividing the stated value of the preferred stock by the conversion price per share of is $.3725. The conversion price is subject to certain adjustments for stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The preferred stock accrues dividends at the rate of 9.261% per annum, payable semi-annually on June 30 and December 31, commencing on June 30, 2010 and on each conversion date until March 16, 2015. The Certificate of Designation includes a provision under which we have deposited with an escrow agent $4,312,500 of the gross proceeds of the offering. If the preferred stock is converted prior to March 16, 2015, the escrow amount will be used to pay to the holder, upon conversion, an amount equal to $463.09 per $1,000 of stated value converted, less the amount of dividends paid prior to the conversion date. Subject to certain ownership limitations, the warrants are immediately exercisable for a five year period thereafter after closing at an exercise price

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2009, 2008 and 2007

(18) Subsequent events (Continued)

of $.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

        The net proceeds from the above registered direct public offering, after deducting placement agent fees and the our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, are approximately $5.0 million.

        On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price will be deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement. The transaction is subject to customary closing conditions and the completion by Rosebud of due diligence. The closing is not subject to a financing condition, but is subject to the satisfaction of customary closing conditions, including, among other matters, (i) accuracy of the representations and warranties and compliance with the covenants set forth in the agreement, each in all material respects, (ii) receipt of legally required regulatory approvals, and (iii) consents of certain governmental authorities and certain of Buckeye's specified contractual counterparties. The sale is expected to close in April 2010, but in any event no later than June 30, 2010.

        On January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million. The securities were offered pursuant to a shelf registration statement on Form S-3 that was previously declared effective by the Securities and Exchange Commission (SEC) on January 19, 2010. In total, we sold an aggregate of 29,236,664 shares of our common stock and warrants to purchase 14,618,331 shares of its common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The purchase price per unit is $.30. Subject to certain ownership limitations, the warrants are exercisable commencing six months following the closing date of the offering and for a five year period thereafter at an exercise price of $0.3859. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

        The net proceeds to us from this registered direct public offering, after deducting placement agent fees and our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the offering, are approximately $8.0 million.