Form 10-K/A
period 2009-12-31
EVERGREEN ENERGY INC
filed 2010-04-30
CIK 912365

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2010
Common Stock, $.001 par value	201,295,116 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	None

 EXPLANATORY NOTE

        We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the 10-K, as filed with the Securities and Exchange Commission, or the SEC. The sole purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for our 2010 Annual Meeting of Stockholders, because the Proxy Statement will not be filed with the SEC within 120 days after the end of our 2009 fiscal year. This Amendment hereby amends and restates in their entirety the 10-K cover page and Items 10 through 14 of Part III. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a new certification by our principal executive officer and principal financial officer is filed as an exhibit to this Amendment.

        No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K, including, without limitation, the financial statements. This Amendment does not reflect events occurring after the filing of the 10-K or modify or update the disclosures in the 10-K, except as set forth in this Amendment. Accordingly, this Amendment speaks as of the original filing date of the 10-K and should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        Our Board of Directors is presently composed of nine members. Our certificate of incorporation and bylaws require that all directors will be elected each year for a one year term.

        Of the nominees for election at the 2010 annual meeting, all are currently directors. Guido Bartels, William G. Gibson and Chester N. Winter were elected in January 2010 by the Board. Richard B. Perl was elected in June 2009 by the Board. Lastly, Thomas H. Stoner Jr., our current Chief Executive Officer, was elected in June 2009 by the Board. Mr. Bartels was recommended to our Corporate Governance and Nominating Committee by a third-party vendor. Mr. Gibson was recommended by Miles F. Mahoney, our President and Chief Operating Officer, to our Corporate Governance and Nominating Committee. Finally, Mr. Winter and Mr. Perl were recommended by Mr. Stoner to our Corporate Governance and Nominating Committee. The remaining directors nominated for election were previously elected by the stockholders. If elected at the 2010 annual meeting, each of the nominees will serve until the 2011 annual meeting and until his successor is elected and qualified, or until such director's earlier death, resignation or removal. The nominees have all indicated a willingness to serve as directors if elected. Our Board has no reason to believe that any director nominee will be unable to serve as a director or become unavailable for any reason. If, at the time of the 2010 annual meeting, any director nominee becomes unavailable for any reason, the persons entitled to vote the proxy will vote, as such persons determine in their discretion, for such substituted nominee, if any, nominated by our Board. Each of the nominees qualifies as an independent director under applicable NYSE Arca Equities Rules.

        Although the term of office for nine of our directors expires at the 2010 annual meeting, only seven directors have been nominated by the Board. Robert J. Clark retired from the Board on March 25, 2010, so that he can focus on other business interests and directorships. M. Richard Smith resigned from the Board on March 25, 2010. Robert J. Clark and M. Richard Smith will not stand for re-election to the Board but will complete the terms of their directorships, which expire on the date of our 2010 annual meeting. There are no known disagreements between these directors and us on any matter relating to our operations, policies or practices. The Board, at its discretion, has decided to not fill these vacancies at this time, and as a result, the size of our Board of Directors will be reduced.

        The following table sets forth certain information with respect to our director nominees and the directors who will continue in office after the 2010 annual meeting, including the name and age of each director and nominee, his principal occupation and business experience, and the commencement of his term as a director.

  Nominees for Election at the 2010 Meeting

Name and Age	Principal Occupation or Employment During the Past Five Years; Other Directorships	Director Since
Guido Bartels (50)	Mr. Bartels has served as the General Manager Global Energy & Utilities Industry of IBM's energy and utility business since January 2005, which includes electricity, gas, water and waste management companies. Mr. Bartels currently serves as a member of IBM's Integration & Values Team, the 300 top leaders from across the company and leads IBM's corporate initiative around building an 'Intelligent Utility Network,' IBM's portfolio of offerings and capabilities for the Smart Grid. In addition to his IBM role, Mr. Bartels currently serves as Chairman of the GridWise™ Alliance since 2007, a leading advocacy group of private and public companies that supports a national imperative for modernizing the electric system of the United States. Mr. Bartels also currently serves as a member of the U.S. Department of Energy's Electricity Advisory Committee (EAC), a 30 member group representing some of the country's top public and private sector electricity and energy policy leaders. Bartels is a Dutch citizen and holds an MBA degree in business economics from the University of Amsterdam, Netherlands. Mr. Bartel's qualifications to serve as our director include his substantial experience at the management level in the software industry.	2010
William G. Gibson (61)
	Mr. Gibson is a seasoned executive with over 35 years experience in high technology. Mr. Gibson has served on the Board of Directors of a privately held bio-fuel renewable energy company since November 2007. Mr. Gibson served as president and Chief Executive Officer of Network General Corporation, from November 2005 through November 2007, which was acquired by NetScout in November 2007. Previously, he served as a Senior Executive Consultant at Silver Lake Partners from February 2005 through November 2005. In addition, Mr. Gibson has held the position of Chief Operation Officer of Crystal Decision, Inc., a provider of business intelligence software and services, where he helped orchestrate the restructure and refocus of a slow growing desktop software company into an enterprise ready software category leader. Gibson also held management, operations and sales positions at industry-leading companies such as AT&T Corporation, Lucent Technologies, Inc., NEC Corporation, Rogers Cantel Mobile Communications, Inc., Securitylink, Sharp Electronics and Sprint PCS. Mr. Gibson's qualifications to serve as our director include his substantial experience at the management level in the software industry.	2010

Name and Age	Principal Occupation or Employment During the Past Five Years; Other Directorships	Director Since
Manuel H. Johnson (61)	Dr. Johnson is the co-chairman and senior partner in the investment and consulting firm of Johnson Smick International, Inc and has been since 1990. Dr. Johnson was Chairman of the Financial Accounting Foundation, the organization that supervises preparation of U.S. accounting standards, from 1997 to 2004. From 1977 to 1994, Dr. Johnson was a professor of economics at George Mason University where he held the Koch Chair in International Economics. Dr. Johnson was Vice Chairman of the Board of Governors of the Federal Reserve System where he served for four and a half years beginning in February 1986 and served as Assistant Secretary of the Treasury from 1982 to 1986. Dr. Johnson has served on the Board of Directors of the Morgan Stanley Funds Group since 1991, RBS Greenwich Capital Holdings since 1992 and NVR Inc. since 1993. Mr. Johnson's qualifications to serve as our director include his vast financial and general business experience and his broad network to key financial institutions.	2004
Robert S. Kaplan (69)
	Dr. Kaplan is a Baker Foundation Professor at the Harvard Business School. He joined the HBS faculty in 1984 after spending 16 years on the faculty of the Carnegie-Mellon University business school, where he served as Dean from 1977 to 1983. A 2006 inductee into the Accounting Hall of Fame, Dr. Kaplan previously served as director of the Pittsburgh branch of Federal Reserve Bank of Cleveland, the J. I. Kislak Corporation and Renaissance Solutions. He has served on the Board of Directors of Acorn Systems, Inc since 2001. Mr. Kaplan's qualifications to serve as our director include his substantial financial expertise.	2005
Richard B. Perl (53)
	Mr. Perl currently serves on the executive team of TerraCycle, Inc., a green company that develops collection locations for post-consumer packaging waste as Chief Administrative Officer since June 2009. He also served as Senior Adviser from February 2008 to June 2009. In 1987, Mr. Perl founded and continues to act as President of Pacific Partners International Investments, Inc. through which he has provided management and advisory services to hundreds of individuals and businesses, mostly in the green sector. Additional specific roles include Senior Advisor to Econergy International, PLC from April 2004 to May 2008 and ABC Carpet & Home from March 2003 to July 2007; Board member of Renewal Partners, a seed capital venture fund in Vancouver since January 2002; and a Board member of Verite, Inc. since March 2003. Mr. Perl's qualifications to serve as our director include his general business experience and management skills in aiding corporate development and communications.	2009

Name and Age	Principal Occupation or Employment During the Past Five Years; Other Directorships	Director Since
Chester N. Winter (77)	Mr. Winter is co-founder and has served as the general partner of NewWest Capital Partners, an investment fund manager since its founding in 1999. Until a recent merger with an international advertising agency, he was chairman of Texture Media, a fast growing and web based interactive brand building media technology agency from 2004 to 2009. Mr. Winter currently serves on the boards of First Western Trust Bank, the University of Colorado Department of Economics and the Bard Center for Entrepreneurship. Previously, he was a member of the board of directors of Econergy International, one of the premier carbon trading companies after the ratification of the Kyoto Protocol, and chairman of Highland Energy Group, a venture capital funded energy Management company. Mr. Winter served on the Econergy Board with Tom Stoner and Richard Perl. He served on the Board of Highland Energy with Tom Stoner. In addition, Mr. Winter served on the Boards of Directors of Clinical Diagnostics, Inc., U.S. Wireless Data and Soleron Corp., all public companies. He has also completed the owner/president management program at the Harvard Business School and eighteen volunteer projects with businesses in developing countries around the world. Mr. Winters' qualifications to serve as our Director include his vast financial and general business experience in early stage business development.	2010
Thomas H. Stoner Jr. (50)	Mr. Stoner has served as Chief Executive Officer of Evergreen since June 2009. Mr. Stoner has served as an executive consultant to the Company from February 2009 to April 2009. Mr. Stoner served as chief executive officer of Econergy International from 1998 to October 2008, chairman of Econergy's board of directors from 1996 to 2006 and chairman of Econergy's independent directors in 2008. Since its founding in 2004, Mr. Stoner serves as the senior manager of the CleanTech Fund, which invests in renewable energy and energy efficiency projects throughout Latin America.	2009

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NYSE Arca, and to furnish us with copies of all such reports. Based solely on the review of the Forms 3, 4 and 5 furnished to us and certain representations made to us, we believe that during the year ended December 31, 2009, all filings under Section 16(a) were made on a timely basis.

 CORPORATE GOVERNANCE AND BOARD MATTERS

        Evergreen is committed to having sound corporate governance principles and practices. Evergreen's primary corporate governance documents, including our Code of Business Conduct and Ethics and our Board Committee Charters, are available to the public on our internet website at http://www.evgenergy.com. The following is a discussion of our current corporate governance principles and practices.

Code of Business Conduct and Ethics

        The Board has adopted a Code of Business Conduct and Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors. The code covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct and applies to all directors, executives, officers and employees. A copy of the code is available on the Evergreen website at http://www.evgenergy.com or may be obtained by written request submitted to the Secretary at Evergreen Energy Inc., 1225 17th Street, Suite 1300, Denver, Colorado 80202. We intend to satisfy any disclosure requirements regarding amendments to or waivers from, any provision of the code by disclosure on our website.

Committees of the Board

        The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The standing committees are the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. In accordance with NYSE Arca listing standards, all standing committees are comprised solely of non-employee, independent directors. Copies of the committee charters are available at http://www.evgenergy.com.

        Audit Committee.    Our Audit Committee is currently comprised of Robert J. Clark (Chairman), Robert S. Kaplan, Manuel H. Johnson and Chester N. Winter, who joined the Audit Committee in January 2010. During 2009, the Audit Committee met 4 times, at which our independent registered public accounting firm was present. Each member of the Audit Committee satisfies independence standards specified in Rule 5.3(k) of the NYSE Arca Equities Rules and those standards provided for under the Securities Exchange Act of 1934. All current members of the Audit Committee are financially literate and are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board has determined that Mr. Kaplan qualifies as an audit committee financial expert as defined within Section 229.407(d) (5) (ii) of the Securities Exchange Act of 1934.

        The Audit Committee has adopted a charter, which was ratified and approved by the Board, and can be found on our website at http://www.evgenergy.com. The Audit Committee has the sole and direct authority to engage, appoint, evaluate, compensate and replace the independent registered public accounting firm. The Audit Committee also reviews and approves all audit, audit-related and non-audit-related services performed by the independent public accounting firm (to the extent those services are permitted by the Securities Exchange Act of 1934, as amended). The Audit Committee meets with our management regularly to consider the adequacy of our internal controls and financial reporting process and the reliability of our financial reports to the public. The Audit Committee also meets with the independent registered public accounting firm and with our own appropriate financial personnel regarding these matters. The independent registered public accounting firm regularly meets privately with this committee and has unrestricted access to this committee. The Audit Committee examines the independence and performance of our internal financial personnel and the independent registered public accounting firm. In addition, among its other responsibilities, the Audit Committee reviews our critical accounting policies and our annual and quarterly reports on Forms 10-K and 10-Q. Further, if we choose to issue earnings releases, the Audit Committee reviews these before they are published.

Executive Officers

        Set forth below is certain information regarding our executive officers, including age, principal occupation and the date each first became an executive officer.

Name (Age)	Principal Occupation or Employment During the Past Five Years	Executive Officer Since
Thomas H. Stoner Jr. (50)	Mr. Stoner has served as Chief Executive Officer of Evergreen since June 2009. More detailed information regarding Mr. Stoner's business experience is set forth under "Directors."	2009
Diana Kubik (44)
	Ms. Kubik serves as Vice President and Chief Financial Officer of Evergreen. Prior to joining Evergreen in March 2006, Ms. Kubik was practice director at 2 Degrees Consulting, where she specialized in providing Securities and Exchange Commission, technical accounting services and compliance guidance for Sarbanes-Oxley regulations, from November 2004 to March 2006. From September 2002 through August 2004, Ms. Kubik worked for Qwest Communications International Inc. as a Senior Director of Finance. Ms. Kubik held a number of accounting positions with increasing responsibilities, including six years with Deloitte & Touche, LLP. Ms. Kubik is a certified public accountant and received her MBA in Finance from the University of South Florida and a B.S. degree in Accounting and Management Information Systems from the University of Tampa.	2006
Miles F. Mahoney (42)
	Mr. Mahoney has served as President and Chief Operating Officer of Evergreen since November 2009. Upon joining Evegreen in April 2009, he served as the Sr. Vice President of Marketing and Sales until he was promoted to the President and General Manager of C-Lock Technology in July 2009. Mr. Mahoney was General Partner and Founder of Sales Strategies providing Fortune 1000 companies with key strategies, channel worthiness, market readiness, value propositions, and business propositions from September 2007 to April 2009. From 2005 to 2007, Mr. Mahoney served as Vice President and General Manager of SAS Institute of Global Alliances and Channels, the world's largest privately held Software Company, leading their global channel, OEM and Alliances Business Unit. Mr. Mahoney served as Vice President of Worldwide Strategic Alliances for Borland Software from 2004 to 2005. Mr. Mahoney holds a Masters of Business Administration degree from Pepperdine University and a Bachelor's degree in finance from the University of Montana.	2009

Name (Age)	Principal Occupation or Employment During the Past Five Years	Executive Officer Since
William G. Laughlin (65)	Mr. Laughlin serves as Vice President, General Counsel and Secretary of Evergreen. Prior to joining Evergreen in March 2005, Mr. Laughlin was Of Counsel with the law firm of Locke Liddell & Sapp LLP in Houston, Texas where he practiced in the firm's Energy Practice Group from 2003 to 2005. From 1990 through 2002, Mr. Laughlin served as Vice President and Director of the Natural Resources Law Department of The Coastal Corporation. Following Coastal's merger with El Paso Corporation in 2001, Mr. Laughlin became Vice President of El Paso Corporation and General Counsel of El Paso Production Company. Prior to 1990, Mr. Laughlin was Vice President, General Counsel and Secretary of Ladd Petroleum Corp., a subsidiary of General Electric Corp. Mr. Laughlin holds a B.A. in Economics from Colorado College and a J.D. from the University of Wyoming.	2005
Kevin E. Milliman (44)
	Mr. Milliman has served as Vice President of Engineering of Evergreen since July 2008. Upon joining Evergreen in July 2007, he served as a Senior Lead Process Engineer. Prior to joining Evergreen in July 2007, Mr. Milliman was a Senior Engineer at O&G Environmental Consulting from June 2006 to June 2007, providing oil and gas industry clients with project development, planning and operational services. From 1996 to June 2006, Mr. Milliman was Group Manager and Senior Chemical Engineer for Earth Tech, where he managed a multi-million dollar design/build project for Superfund clean up and completed engineering studies of refinery facilities and operations that identified efficiency and environmental performance improvements at multiple sites across the Unites States. Prior to 1996, Mr. Milliman served as a process chemical engineer with ExxonMobil where he provided technical leadership in a multi-million dollar chemical plant turn-around and expansion. Mr. Milliman is a registered professional chemical engineer in Colorado and holds a B.S. in Chemical Engineering from the University of Rochester and a M.A. Science, Technology and Public Policy from George Washington University.	2009

Stockholder Communications with the Board

        Any stockholder desiring to contact our non-management directors as a group, the Board, or any individual director, may do so by written communication directed to Chester N. Winter, the independent director who has been designated by the Board to receive such communications. Communications should be addressed to Chester N. Winter, c/o Evergreen Energy Inc., 1225 17th Street, Suite 1300, Denver, Colorado 80202. Any communications received that are directed to the Board will be processed by Mr. Winter and distributed promptly to the Board or individual directors, as appropriate.

Stockholder Procedures to Nominate Directors

        The Corporate Governance and Nominating Committee will consider qualified candidates for possible nomination that are submitted by stockholders in accordance with our bylaws and policies regarding director nominations. All stockholder director nominees will be evaluated using the same criteria as are applicable to persons nominated by other sources as set forth in the Corporate Governance and Nominating Committee Charter.

        Stockholders wishing to make such a submission may do so by providing all information regarding the nominee that would be required under applicable proxy rules, including (in addition to the information required in our bylaws or by applicable law): (i) the full name and resident address of the nominee; (ii) the age of the nominee; (iii) the principal occupation of the nominee for the past five years; (iv) any current directorship held on public company boards; (v) the number of shares of our common stock held by the nominee, if any; and (vi) a signed statement of the nominee consenting to serve if elected. In addition, the stockholder making the nomination and the beneficial owner, if any, on whose behalf the nomination is being made must provide (i) the name and address, as they appear on Evergreen's books, of such stockholder and such beneficial owner, (ii) the class and number of shares of Evergreen that are owned beneficially and of record by such stockholder and such beneficial owner, and (iii) any material interest of the stockholder and/or such beneficial owner in the nominee or the nominee's election as a director. Such information should be sent to the Corporate Governance and Nominating Committee, Evergreen Energy Inc., c/o Secretary, 1225 17th Street, Suite 1300, Denver, Colorado 80202.

        No candidates for director nominations were submitted to the Corporate Governance and Nominating Committee by any stockholder in connection with the 2010 annual meeting. Any stockholder desiring to present a nomination for consideration prior to the 2010 annual meeting must do so in accordance with our policies and bylaws.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Committee.

        The Compensation Committee is currently comprised of Robert S. Kaplan (Chairman), Robert J. Clark, William G. Gibson and M. Richard Smith. Messrs. Kaplan and Smith were appointed to the Compensation Committee in May 2009 and January 2009, respectively. Mr. James S. Pignatelli was appointed to the Compensation Committee in September 2009 and served until his retirement in January 2010. Mr. Gibson joined this committee in January 2010. W. Grady Rosier served on the Compensation Committee as Chairman from September 2006 until his retirement from the Board in May 2009. James R. Schlesinger served on the Compensation Committee from March 2004 until his retirement from the Board in May 2009. During 2009, the Compensation Committee met four times. Each member of the Compensation Committee satisfies the independence standards specified in Rule 5.3(k) of the NYSE Arca Equities Rules. The Compensation Committee meets with such frequency and at such intervals as it shall determine is necessary to carry out its duties and responsibilities, but in any case, not less than three times a year. The Compensation Committee has adopted a charter, which was ratified and approved by the Board, and can be found on our website at http://www.evgenergy.com.

        The purpose of the Compensation Committee is to (i) discharge the Board's responsibility relating to compensation of our executive officers; (ii) review and recommend to the Board compensation plans, policies and programs as well as approve individual executive officer compensation; and (iii) prepare the annual report on executive compensation required to be included in our annual proxy statement. Additionally, the committee oversees the Chief Executive Officer, or CEO, as well as executive management appointments at our headquarters and our major subsidiaries. Committee members are appointed by the Board of Directors on the recommendation of the Corporate Governance and Nominating Committee and serve such terms as the Board may determine, or until their earlier resignation, death or removal by the Board.

        The main objectives of the Compensation Committee are the development of the philosophy and policy that will guide executive pay practices and decisions, such as:

  •
  Recruitment and retention of officers;

  •
  Creation of pay plans that tie to stockholders' interests;

  •
  Establishment of pay programs with the appropriate mix of fixed pay versus variable pay;

  •
  Incorporation of an appropriate amount of risk and stretch goals into incentive programs;

  •
  Establishment of pay programs which are efficient from tax, accounting, and securities law perspectives;

  •
  Ensure that there are no barriers to desired business transactions; and

  •
  Ensure protection of proprietary information and protect against future competition by executives through employment agreements and non-compete covenants.

        The most significant duties and responsibilities of the Compensation Committee are as follows:

  •
  Annually review and approve the goals and objectives relevant to CEO compensation, evaluate the CEO's performance in light of the goals and objectives and establish the individual elements of the CEO's total compensation;

  •
  Establish compensation plans, including policies and programs with respect to the incentive-compensation plans and equity-based plans;

  •
  Review and monitor our employee and management compensation and benefit plans and policies, provide oversight of any employee benefit plans, and review and approve the compensation of our executive officers;

  •
  Review and approve, for the CEO and other officers, when and if appropriate, employment agreements, severance agreements and change of control provisions/agreements; and

  •
  Report on the executive compensation as required by applicable laws and regulations for inclusion in our proxy statement or other SEC filings.

        Our Compensation Committee has the authority to seek advice and assistance from outside consultants and our executive officers in determining and evaluating director, CEO and other executive officer compensation. The overall goals have been to attract, retain, motivate, and align the executives and directors with stockholder share value. During fiscal 2007, we solicited advice from Hewitt Associates and Effective Compensation, Inc. (collectively referred to as the "consultants").The data provided in 2007 is referred to as the "2007 Report." We also obtained advice from Effective Compensation, Inc beginning in the fourth quarter of 2008 through first quarter of 2009, referred to as the "2009 Report." None of the consultants advise our management or receive any other compensation from us. The consultants provide us with survey data covering executive base pay, bonus, long-term incentive cash and equity awards based on peer companies similar in complexity and size in the energy industry or based upon various compensation surveys in the energy industry. In 2007 the consultants also provided survey data on director fees, retainers, and equity awards. The survey data is used for both executives and directors as a long-term target to give the various pay components a grounded focus. The consultants also make valuations of equity awards so that the data is comparable to the surveys and actual past and current equity awards. The Compensation Committee has the authority to obtain advice and assistance from any officer, our human resources department, or any outside legal experts or other advisors. The Compensation Committee has also utilized the advice of the CEO in determining compensation and performance of executive officers.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee during fiscal 2009 were Robert S. Kaplan (Chairman), Robert J. Clark, W. Grady Rosier (former Chairman), James S. Pignatelli, James R. Schlesinger, and M. Richard Smith. None of the Compensation Committee members were at any time during fiscal 2009, or at any other time, an officer or employee of Evergreen Energy Inc. or any of our subsidiaries. No member of the Compensation Committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Discussion And Analysis

        We believe that the performance and contribution of our executive officers is critical to our overall success. Our goal is to attract, retain, and motivate the executives necessary to accomplish our business strategy. We have executive compensation programs that reward performance and emphasize stockholder value creation. The Compensation Committee of the Board of Directors is responsible for establishing executive compensation policies and overseeing executive compensation practices. The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (the "named executive officers"). Our named executive officers are:

Current Executives
Thomas H. Stoner Jr.	Chief Executive Officer
Diana L. Kubik	Vice President and Chief Financial Officer
Miles Mahoney	President and Chief Operating Officer
William G. Laughlin	Vice President, General Counsel and Secretary
Kevin Milliman	Vice President of Engineering
Former Executives
Kevin Collins	Former President and Chief Executive Officer
W. Steven Wolff	Former Executive Vice President of Engineering
Theodore Venners	Former Founder

Past Compensation Practices

        Prior to 2007, we did not use market studies to determine the market value of compensation for our executive officers. Executive officers hired during this period negotiated their total compensation packages with our Board of Directors and other key executive officers. In certain instances, we may have negotiated compensation with an executive that is higher than market studies would have otherwise indicated. In such instances, the Compensation Committee determined that the compensation was appropriate based upon that executive's unique skills and/or technical expertise and his or her ability to contribute to the development of our company. Additionally, the Compensation Committee was cognizant that companies in our stage of development may pay a premium to attract and retain top executives because of the uncertain nature of the future operations. As we have been in transition, our compensation programs and objectives have changed and market analysis is now included in determining compensation for executive officers.

Current Compensation Philosophy

        In 2007, we implemented a more formalized executive compensation program. The primary objectives of our executive compensation program are to support our business strategy and to create value for our stockholders by attracting and retaining our executive officers and, once employed, to encourage high performance from those executives. In order to accomplish these objectives, we believe an executive's performance should be aligned with his or her compensation and be based on both our performance as a company, as well as the executive's individual performance.

        Our executive compensation programs are reviewed and approved by our Compensation Committee and focus on two key principles:

  •
  Provide competitive total compensation that will attract, motivate and retain a highly capable and performance-focused executive team, with the great majority of compensation realized only if performance is achieved; and

  •
  Reward performance by motivating executives to exhibit behaviors that drive enhancement of stockholder value. Incentive opportunities should align corporate growth objectives and performance with individual achievements.

Elements of Total Compensation

        We hope to achieve our goal of increasing stockholder value by offering a comprehensive and reasonable compensation package to executives that has emphasis on variable or contingent compensation, and contains the following components: (1) base pay, (2) cash bonus, (3) stock-based compensation, (4) retention awards, and (5) other compensation. The executive's base pay is tied to both the market value of the position and the executive's ability to contribute, which should be sufficient to attract and retain the most qualified people. Typically, we also offer an annual cash incentive, which is meant to focus the executives on goals and activities that are critical to our success and drive stockholder value each year. Lastly, our executive compensation program is centered on the use of long-term incentives. Long-term incentives are generally used to focus executives on stockholder value and growth in the long term. In establishing goals and objectives related to annual cash incentives and long-term incentives, the Compensation Committee is cognizant that such goals and objectives could create risks that could have a material adverse effect on us. As a result, the Compensation Committee takes care to ensure that these risks are either mitigated through detailed review of various aspects of goals achieved, reliance on our system of internal controls and other similar processes and procedures.

        To help the Compensation Committee execute its responsibilities, the committee solicited the advice of two independent consultants to determine the appropriate amount of pay demanded by market practices. We collectively refer to the two independent consulting groups as the "consultants." All significant forms of total compensation are valued and compared, including base salary, annual target and actual bonus, annual long-term incentive equity grant values and other cash and non-cash compensation. We used data developed by the consultants, which we collectively refer to as the "2007 Report." One consultant used proprietary compensation survey data that included 99 companies primarily in the exploration and production of coal, oil and natural gas industries located in North America with revenues under $600 million. We focused our compensation study analysis on the energy industry because it was anticipated that we would be competing with these other energy companies in hiring and retaining personnel with similar skill sets. A small sampling of the companies included in the study are: ADA-ES Inc., Headwaters, Inc., Rentech Inc., Aspect Energy LLC, Bill Barrett Corporation, Black Hills Exploration and Production, EnCana Oil, Ranch Ltd, Forest Oil Corporation, Hunt Petroleum Corporation, Pioneer Natural Resources USA, Inc., Williams and Saint Mary Land & Exploration Company. The data in this report was further segmented into seven revenue categories for each position. We focused our compensation analysis on the revenue category of $40 million to

$100 million, which is consistent with our actual and forecasted revenue. The data was also scope-adjusted to reflect job responsibilities of various employees rather than merely focusing on position titles. While some of these peer companies are larger than the Company, the size adjustments and scope adjustments rendered the data more appropriate for our analysis. We also utilized a second independent consulting firm that provided compensation data derived from proprietary surveys that focused on certain positions in the company. This data was primarily used because it included certain positions not included in the other survey and it was also used to confirm salary levels for certain positions included in the first survey.

        For 2009, the Compensation Committee engaged only one independent consulting firm that utilized data derived from 15 proprietary compensation surveys for comparable for-profit companies, which we refer to as the "2009 Report." The applicable surveys analyzed the compensation of executives in comparable industries such as cleaner coal technology, energy production and environmental solutions with estimated revenues of approximately $55 million. Further, companies included within the surveys have a similar geographic scope to Evergreen as most are located primarily in North America. The surveys included compensation information by comparable industries (such as oil and gas, clean energy, and environmental industry) and functional areas (such as engineering, finance, legal, and human resources) that relate to the activities of Evergreen.

        The components of compensation, discussed in more detail below, are compared to the data from the compensation surveys. In some instances, due to the competitive environment that we operate in and the experience and qualifications of the individual executive, we may pay above the median and, in other cases, below the median. However, overall, we will continue to try to compensate our officers in the 50th to 75th percentile of compensation by the compensation survey data.

  Base Pay

        Base pay for our named executive officers is set by the Board of Directors upon recommendation by the Compensation Committee based upon comparable positions for clean energy technology and energy-related companies in the United States. Base pay targets may be higher than the targeted 50th to 75th percentile range in order to attract candidates with more experience, special skills or with unique qualifications for a particular position. Because base pay is not easily adjusted when strategic goals are not attained, and because we have not yet achieved substantial revenue and earnings from our core technologies, we regard base pay as more important in recruiting qualified executives, but less important as an individual motivating factor in attaining strategic corporate goals. The Compensation Committee generally reviews the performance of each named executive officer during the first quarter of each year for the prior year of service. In each case, the Compensation Committee takes into account the scope of responsibilities and experience of each officer and balances these against our peer group or compensation study data as described above in Elements of Total Compensation. Additionally, each named executive officer is reviewed for his or her contribution to our business strategy and our results.

        As a result of the review in 2007 of 2006 performance, the Compensation Committee awarded base pay increases to Ms. Kubik and Mr. Laughlin. These pay increases were based upon the data in the 2007 Report after considering experience and responsibilities, which resulted in Ms. Kubik's revised base pay being lower than the median and Mr. Laughlin's base pay being in approximately the 60th percentile. Further, in May 2007, the Compensation Committee increased Mr. Collins' base salary to $300,000 due to his increased responsibilities after being appointed Chief Executive Officer and President. The increase was evaluated in comparison to the data from the 2007 Report and factored in experience and other qualifications, which resulted in Mr. Collins' base pay being in approximately the 60th percentile. None of the current or former Named Executive Officers received base pay adjustments in 2008.

        In May of 2009, in an effort to bring all officers closer to the median, the Compensation Committee increased Ms. Kubik's base salary 15%, resulting in her base pay being still lower than the median. Mr. Milliman's salary is currently lower than the median. Further, in July 2009, the Compensation Committee increased Mr. Mahoney's base salary to $200,000 due to his increased responsibilities after being appointed President & General Manager of C-Lock Technology, Inc. The increase was evaluated in comparison to the data from the 2009 Report and factored in experience and other qualifications, which resulted in Mr. Mahoney's base pay being in approximately the 50th percentile. Mr. Stoner's base salary was set at $300,000 per year by the Compensation Committee based on the 2009 Report resulting in his base pay being lower than the median. During Mr. Stoner's first year of employment, $100,000 of his annual base pay is to be made in monthly stock grants and the remaining in cash. As a part of our cost containment activities, each Named Executive Officer and certain middle management employees' pay was decreased in a range of 10% to 50%. Mr. Milliman's pay was reduced by 10% and Ms. Kubik's, and Messrs. Mahoney's and Laughlin's pay was reduced by 15%. Mr. Stoner's cash portion of his pay was reduced by 50%. The Compensation Committee has approved a reinstatement of pay to original salary amounts in April 2010. Generally,taking into account the above mentioned pay reductions, no pay increases were granted to any employee in 2009 or through March 2010 due to the overall company performance and limited cash resources. The Compensation Committee, at its discretion may approve increases in pay during 2010 as circumstances dictate.

  Annual Incentives—Cash Bonus Awards

        Cash bonus awards are an important annual tool in rewarding individual performance that is aligned with the objective of increasing stockholder value. The primary purpose of the annual cash bonus is to motivate participants to enable us to achieve short-term goals designed to create sustainable stockholder value and reward them to the extent they achieve such goals. The Compensation Committee makes objective and subjective evaluations of the named executive officers and awards cash bonus payments based on relative contribution by each named executive officer. In each case, the Compensation Committee takes into account the scope of responsibilities and experience and balances these against competitive annual cash bonuses, the compensation survey data and other types of compensation received by our named executive officers. Additionally, each named executive officer is reviewed for his or her contribution to our business strategy and our results.

        No annual incentive cash bonuses were granted to the named executive officers in 2009 due to the overall company performance and limited cash resources. Through March 2010, no cash incentive bonuses have been awarded to the named executive officers due to overall company performance and limited cash resources, although cash retention bonuses and inducement bonuses were awarded as discussed below. However, the Compensation Committee, at its discretion, may award bonuses during 2010 as circumstances dictate.

  Long-Term Incentive—Stock-Based Compensation

        All stock based compensation awards for named executive officers are authorized by the Board of Directors. All awards come from stockholder approved plans, with the exception of "inducement awards." Inducement awards refer to stock based compensation awarded to induce officers to accept employment with us. We use a combination of restricted stock and non-qualified stock option awards that may contain both time based and performance based vesting criteria that are designed to attract and retain executives and employees. The number of restricted shares or options awarded to each recipient is determined by considering the nature of the position, the experience and qualifications of the grantee and the desired amount of the overall compensation package. Beginning in 2009, the Compensation Committee began granting restricted stock awards that contain vesting criteria based upon the closing price of Evergreen's stock for a predetermined period of time. The Compensation

Committee believes that these types of grants better align goal attainment with an increase in stock price and increased shareholder value. See further discussion of specific grants below.

        Historically, these grants generally vest over a three- to five-year period with 20% to 33% vesting on the anniversary date of grant date if the individual continues to be employed by us and, if applicable, goals established throughout the year have been achieved. Due to our stage of development, the goals and objectives of the named executive officers evolve throughout the year rather than fixed annual goals being established at the beginning of each year. In certain instances, the grants may also contain immediate vesting related to prior service. Restricted stock grants to new employees are made on the first day of the month following employment unless Evergreen is in a blackout period and then the grant date is the first day of the month following the end of the blackout period and generally vest based upon grant date anniversary and may contain performance vesting criteria. Upon termination of employment with us, unless otherwise agreed by Evergreen, all unvested and unexercised stock options are forfeited pursuant to the terms of the grant agreements and all unvested restricted stock grants are immediately forfeited. Generally, the Compensation Committee annually reviews the stock based compensation of each executive officer, taking into account peer group or compensation study data, salary levels, responsibilities, contribution to our business and our results.

        In 2007, Ms. Kubik and Mr. Laughlin received 6,800 and 9,000, restricted shares, respectively, that contain both time and performance based vesting criteria. The number of shares granted was based upon data contained in the 2007 Report. Assuming applicable performance criteria are satisfied, these shares vest in three equal parts beginning on March 14, 2008. Ms. Kubik and Mr. Laughlin have achieved the various performance goals and objectives determined at the discretion of the Board of Directors and its committees. Ms. Kubik vested in 2,267 shares of restricted stock on March 15, 2009 related to the attainment of 2008 goals, principally related to the development, expansion and refinement of the internal control structure developed in 2006 and the development of various internal reporting mechanisms and tools. Further, goals were added during 2008 related to the identification and completion of a financing transaction, including the associated audit and Securities and Exchange Commission filings, which were also achieved. Mr. Laughlin vested in 3,000 shares of restricted stock on March 15, 2009 related to the attainment of 2008 goals, principally related to the evaluation, development and refinement of the legal and internal control structures of the Company and providing internal support for contract and transaction evaluation, negotiation, drafting, and execution. Ms. Kubik and Mr. Laughlin vested in 2,267 and 3,000 shares of restricted stock, respectively, on March 15, 2010 related to the review and attainment of 2009 goals, principally related to contributions to the Buckeye sale process, financing activities and restructuring of the Board and executive management.

        In 2009, the Compensation Committee approved a plan to award stock options to most eligible employees. These awards took into consideration the results of the compensation surveys discussed above and the fact that neither base pay increases nor annual incentive cash bonuses were awarded in 2008. Pursuant to the plan, Ms. Kubik and Mr. Laughlin each received 80,000 stock options and Mr. Milliman received 50,000 stock options that contain both time and performance based vesting criteria. These awards provided for the first 33% to vest on March 27, 2009, with 33% to vest on each March 27th thereafter until fully vested and assuming applicable performance criteria are satisfied. The initial vesting on March 27, 2009 is related to prior service. Ms. Kubik and Mr. Laughlin each vested in 26,667 stock options on March 27, 2010 related to the review and attainment of 2009 goals, principally related to contributions to the Buckeye sale process, financing activities and restructuring of the Board and executive management. Mr. Milliman vested 16,667 stock option on March 27, 2010 related to the successful shutdown of the Ft. Union plant, the additional responsibilities taken on when Mr. Wolff departed and the transition of consultant based work being transferred in house. Additionally Mr. Milliman vested 700 shares of restricted stock on July 1, 2009 and 8,000 shares of restricted stock on September 1, 2009 related to the same accomplishments. In connection with his employment, Mr. Stoner was granted options to purchase 500,000 shares of common stock at an exercise price of

$0.96 per share, the closing market price on June 24, 2009. The options were fully vested on the date of grant and expire on June 24, 2014. In connection with his employment, Mr. Mahoney received 50,000 shares of restricted stock that contain both time and performance based vesting criteria. This award provided for the first 20% to vest on June 1, 2009 as an inducement award, with 20% to vest on June 1st thereafter until fully vested assuming applicable performance criteria are satisfied. Additionally, in connection with his appointment as President and Chief Operating Officer, Mr. Mahoney received an option to acquire 150,000 shares of our common stock at an exercise price of $.30 per share (the closing price on November 19, 2009), which immediately vested.

        Also on November 19, 2009, in recognition of our financial position, in lieu of salary increases and bonuses for 2009 and in recognition of the support of the CEO and President during the transition period the Compensation Committee awarded, Ms. Kubik, and Mr. Laughlin each 150,000 shares of stock options that vest 100% immediately.

        Benchmarked Grants—In connection with his employment, Mr. Stoner was also granted a restricted stock award representing the contingent right to receive up to 3,000,000 shares of restricted common stock, subject to performance-based vesting upon the attainment of certain benchmarks, and assuming continuous employment, as follows: (i) 1,000,000 shares of common stock upon an increase in the closing price of the Company's common stock to $1.50 or higher per share for all of the trading days within any sixty consecutive calendar day period; (ii) an additional 500,000 shares of common stock upon an increase in the closing price of Evergreen's common stock to $2.00 or higher per share for all of the trading days within any sixty consecutive calendar day period; (iii) an additional 500,000 shares of common stock upon an increase in the closing price of our common stock to $2.50 or higher per share for all of the trading days within any sixty consecutive calendar day period; (iv) an additional 500,000 shares of common stock upon an increase in the closing price of our common stock to $3.00 or higher per share for all of the trading days within any sixty consecutive calendar day period; and (v) an additional 500,000 shares of common stock upon an increase in the closing price of our common stock to $4.00 or higher per share for all of the trading days within any sixty consecutive calendar day period. Vesting of the award pursuant to the benchmarks above may also occur in the event of a merger or acquisition of Evergreen in which the price per share for our common stock satisfies the above vesting thresholds. Any unvested portion of the restricted stock award will expire on June 24, 2013.

        In connection with his appointment as President and Chief Operating Officer, Mr. Mahoney was also granted a restricted stock award representing the contingent right to receive up to 850,000 shares of restricted common stock, subject to the attainment of certain benchmarks, and assuming continuous employment, as follows: (i) 250,000 shares of restricted common stock when the closing price of Evergreen's common stock is at or above $.70 per share for 60 consecutive calendar days; (ii) an additional 150,000 shares of restricted common stock when the closing price of our common stock is at or above $1.05 per share for 60 consecutive calendar days; (iii) an additional 150,000 shares of restricted common stock when the closing price of our common stock is at or above $1.50 per share for 60 consecutive calendar days; (iv) an additional 150,000 shares of restricted common stock when the closing price of our common stock is at or above $1.75 per share for 60 consecutive calendar days; and (v) an additional 150,000 shares of restricted common stock when the closing price of our common stock is at or above $2.10 per share for 60 consecutive calendar days. Vesting of the award pursuant to the benchmarks above may also occur in the event of a merger or acquisition of Evergreen in which the price per share for our common stock satisfies the above vesting thresholds. Any unvested portion of the restricted stock award will expire in four years.

  Retention Awards

        From time to time, the Compensation Committee may grant retention awards at its discretion. These awards may be in stock or cash and may be to specific individuals or broad-based program to address retention of employees. In May 2009, in an effort to continue its path of K-Fuel development, the Compensation Committee approved a retention bonus program for select employees due to their specialized knowledge related to the technical aspects of the K-Fuel process. This program provided for retention bonuses to be paid out over two years on specified dates through May 31, 2011. Mr. Milliman was awarded a retention plan totaling $60,000 of cash bonuses to paid out as described above, the first $15,000 payment of which was made during the year ended December 31, 2009.

        In February 2008, after taking into consideration our financial position, the timeline to execute a definitive agreement to build K-Fuel or K-Direct plants and the constrained job market, the Compensation Committee adopted a broad retention program in an effort to retain personnel throughout the organization. The Compensation Committee approved the award of stock options to all participants of the retention program that contain time-based vesting criteria. Generally, the stock options vest over a five year period, 20% vesting each year with a first vesting date of March 14, 2008. The retention stock option awards granted to certain of our officers provided for the first 20% to vest on March 14, 2008, with 20% on each March 14th thereafter until fully vested. Mr. Laughlin and Ms. Kubik received 40,000 and 40,000 stock options, respectively.

        In 2007, the Compensation Committee reviewed our business environment, financial stability and individual as well as organizational performance, and as a result, awarded Mr. Collins, Ms. Kubik, Mr. Laughlin and Mr. Wolff 150,000, 40,000, 40,000 and 40,000 shares, respectively, of restricted stock that contain time-based vesting criteria for purposes of retention. These shares vest in five equal installments beginning March 14, 2008.

  Inducement Awards

        In connection with his employment, Mr. Mahoney received an inducement bonus of $20,000 paid in two equal installments over his first two months of employment. He also received an award of 50,000 shares of restricted stock with a grant date of June 1, 2009, of which 20% vested immediately as an inducement award. The remainder contains both time and performance based criteria and vests in four equal installments of 20% beginning on June 1, 2010 as discussed above in Long-Term Incentive—Stock-Based Compensation,

  Other Compensation

        We provide our executive officers with perquisites and benefits that we believe are reasonable, competitive and consistent with our overall executive compensation program in order to attract and retain talented executives. Our executives are entitled to few benefits that are not otherwise available to all of our employees and, except as described elsewhere, the value of such perquisites and benefits for each executive officer is less than $10,000 in the aggregate. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

Stock Ownership Guidelines

        We established stock ownership guidelines for directors and officers in 2007 to ensure that our directors and executives have a long-term equity stake in Evergreen. The guidelines apply to all directors and all corporate vice presidents and above. The guidelines require non-employee directors to have achieved a minimum investment in Evergreen stock within three years and require corporate officers to have achieved a minimum investment in Evergreen stock within five years. The ownership guidelines are defined as stock ownership value as a multiple of annual retainer (directors) or salary (officers) and are set as follows: Non-employee directors—not less than five times annual retainer; CEO—not less than two times salary; and corporate Vice Presidents—not less than one times salary. Shares held prior to the effective date of the guidelines and shares purchased and held under our employee stock purchase plan are applied towards satisfying the investment requirement.

Employment Agreements

        We have no employment agreements at this time. The key terms of employment are described in offer letters and generally are limited to date of initial employment, starting annual base salary, number of days of paid time off, eligibility for stock incentive plans and other similar information that may vary by individual or as required by state law.

        We had employment agreements with Kevin Collins, our former President and CEO and with Theodore Venners, our Founder. The agreements generally addressed: role and responsibility; rights to compensation and benefits during active employment; termination in the event of death, disability or retirement and termination for cause or without cause; and resignation. The agreements also contained termination and related pay provisions and accelerated vesting conditions in the event of a change in control or termination without cause.

Change in Control and Severance Agreements

        We currently have no formal change in control or severance policy, although executives and other employees may be given severance or salary continuation upon resignation or termination based on individual circumstances and negotiation. Additionally, our various stock option and incentive plans generally allow for accelerated vesting with respect to awards made under the plans upon a change in control.

Accounting and Tax Impacts of Executive Compensation

        Section 162(m) of the Internal Revenue Code generally precludes a public corporation from taking a federal income tax deduction for compensation paid in excess of $1 million per year to certain covered officers. Under this section, compensation that qualifies as performance-based is excludable in determining what compensation amount shall qualify for tax deductibility. Covered employees include each of our named executive officers.

        Our Compensation Committee considers our ability to fully deduct compensation in accordance with the $1million limitations of Section 162(m) in structuring our compensation programs. However, the Compensation Committee reserves the right to authorize the payment of compensation that may not be deductible if it believes such payments would be in the best interests of Evergreen and our stockholders. Our Compensation Committee will continue to consider ways to maximize the deductibility of executive compensation while retaining the flexibility to compensate executive officers in a manner deemed appropriate relative to their performance and to competitive compensation levels and practices compared to our peer group.

        We also take into consideration accounting implications in the design of our compensation programs. Executive officers and the Compensation Committee review the projected expense amounts associated with the granting of option and restricted share grants. Under current accounting rules Financial Accounting Standards Board Accounting Standards Codification Topic 718 "Share-Based Payments," or FASB ASC 718, we are required to expense the grant-date fair value of share-based grants. The grant-date value is amortized and expensed over the service period, generally the vesting period of the grant.

Pension Benefits

        We do not provide pension benefit plans to our employees or our named executive officers.

Non-Qualified Defined Contribution or Other Non-Qualified Deferred Compensation Plans

        We do not provide non-qualified contribution plans or other non-qualified deferred compensation options to any of our employees or our named executive officers.

 Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the committee's review and discussions with management, has recommended to the full Board of Directors that the Compensation Discussion and Analysis be included in the our annual report on Form 10-K for the year ended December 31, 2009, as well as the Proxy Statement for the 2010 annual meeting.

Respectfully submitted by the Compensation Committee of the Board of Directors

Robert S. Kaplan (Chairman)
Robert J. Clark
William G. Gibson
M. Richard Smith

Summary Compensation Table

        The following table summarizes the compensation that was earned by, or paid or awarded to, the named executive officers. The "named executive officers" are our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers serving as such as of December 31, 2009, determined based on the individual's total compensation for the year ended December 31, 2009, as reported in the table below. Pursuant Exchange Act rules, the named executive officers also include our former Chief Executive Officer. Further, our former Executive Vice President of Engineering and our Founder, both of whose employment ended during 2009, are also included as named executive officers because their total compensation exceeded that of certain other named executive officers. The table does not include certain fringe benefits made available on a nondiscriminatory basis to all our employees, such as group health insurance, paid parking, certain educational and training programs, vacation and sick leave. In addition, we make available benefits to our executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The aggregate value of such benefits in the case of each executive officer listed in the table below, which cannot be precisely ascertained but which is less than $10,000 for each such executive officer, is not included.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Thomas H. Stoner Jr.	2009	$109,231	$—		$2,421,435	(2)	$345,000	$—		$2,875,666
Chief Executive Officer
Diana L. Kubik	2009	$176,000	$—		$—		$99,400	$—		$275,400
Vice President and Chief	2008	$165,000	$20,000		$—		$62,000	$—		$247,000
Financial Officer	2007	$162,519	$—		$179,920		$—	$50	(3)	$342,489
Miles Mahoney(7)	2009	$123,231	$20,000	(4)	$188,212	(5)	$45,000	$18,958	(6)	$395,401
President and Chief Operating Officer
William G. Laughlin	2009	$188,539	$—		$—		$99,400	$—		$287,939
Vice President, General	2008	$193,000	$25,000		$—		$62,000	$—		$280,000
Counsel and Secretary	2007	$211,758	$—		$196,200		$—	$50	(3)	$408,008
Kevin Milliman(7)	2009	$152,615	$15,000		$—		$41,500	$—		$209,115
Vice President of Engineering
Former Named Executive Officers:
Kevin R. Collins(8)	2009	$133,846	$—		$—		$—	$179,635		$313,481
Chief Executive Officer	2008	$300,000	$—		$—		$77,500	$—		$377,500
and President	2007	$255,769	$—		$486,000		$—	$175	(3)	$741,944
W. Steven Wolff(7)(9)	2009	$100,385	$30,000		$—		$—	$144,303		$274,688
Executive Vice President	2008	$225,000	$30,000		$—		$62,000	$36,543	(10)	$353,543
of Engineering
Theodore Venners(11)	2009	$172,692	$—		$—		$—	$143,385		$316,077
Founder	2008	$289,215	$—		$1,463,501		$993,647	$—		$2,746,363
	2007	$294,714	$—		$—		$—	$200	(3)	$294,914

(1)
The amounts shown in this column represent the grant date fair values for the restricted stock units granted to the named executive officers (disregarding any estimate of forfeitures related to service-based vesting conditions). The 2007 and 2008 award values were recalculated from amounts shown in prior proxy statements to reflect their grant date fair values, as required by SEC rules effective for 2010. These amounts do not correspond to the actual cash value that will be recognized by each of the named executive officers when received.

(2)
Included in the Stock Awards column is 3,000,000 shares of restricted stock granted on June 24, 2009. These shares will not vest until certain vesting criteria are attained. See further discussion above in Elements of Total Compensation—Long-Term Incentive—Stock-Based Compensation—Benchmarked Grants. Also included are 120,628 shares of stock issued in lieu of cash annual base pay for year ending December 31, 2009.

(3)
Amounts represent restricted share grants for ownership in our majority owned subsidiary C-Lock Technology, Inc. for services rendered upon the formation and advancement of this entity. The restricted shares were granted on November 14, 2007 and fully vested on that date. The fair market value of the shares was estimated by an independent third party. Mr. Collins, Ms. Kubik, Mr. Venners and Mr. Laughlin were granted 3,500, 1,000, 4,000 and 1,000 shares, respectively. The grant date fair value of the shares was $0.05 per share. In November 2008, Mr. Collins returned the 3,500 shares to us.

(4)
Reflects a $20,000 inducement award.

(5)
Included in the Stock Awards column is 850,000 shares of restricted stock granted on November 19, 2009. These shares will vest until certain vesting criteria are attained. See further discussion above in Elements of Total Compensation—Long-Term Incentive—Stock-Based Compensation—Benchmarked Grants.

(6)
Reflects relocation temporary housing expenses of $18,958.

(7)
Pursuant to SEC rules, compensation only presented for the years in which the individual was a named executive officer of Evergreen.

(8)
Mr. Collins terminated effective as of June 1, 2009. Annual base pay he received while he was an employee is reflected in the Salary column. Pursuant to his employment agreement, Mr. Collins was paid severance equal to his base salary disbursed in bi-weekly payments totaling $166,154 through December 31, 2009 and is reflected in the All Other Compensation column. Such payments will continue through May 31, 2010. The All Other Compensation column also reflects payments for health care benefits of $13,481. We are required to provide Mr. Collins with health care coverage through June 2011, pursuant to his rights under his former employment agreement.

(9)
Mr. Wolff terminated effective as of June 1, 2009. Annual base pay he received while he was an employee is reflected in the Salary column. Pursuant to a separation agreement, Mr. Wolff was paid severance equal to his base pay disbursed in bi-weekly payments totaling $124,615 through December 31, 2009 and is reflected in the All Other Compensation column. The All Other Compensation column also reflects payments of earned but unused paid time off of $8,908 paid at the time of his termination and health care benefit payments of $10,780.

(10)
Reflects home closing costs and expenses of $36,543.

(11)
Mr. Venners was terminated effective as of June 30, 2009. Annual base pay he received while he was an employee is reflected in the Salary column. Pursuant to a transition agreement, Mr. Venners is entitled to receive consulting fees payable directly to him or an entity he controls for a period of nine months after his termination. In addition, Mr. Venners was entitled to $30,000 for expenses incurred in connection with the agreement and certain actual costs for Green Search, LLC, an entity controlled by Mr. Venners. Pursuant to this agreement, we paid an entity that Mr. Venners controls the $30,000 and consulting fees totaling $112,500 through December 31, 2009, which are reflected in the All Other Compensation column. The All Other Compensation column also reflects payments of health care benefit payments of $885.

Employment and Other Agreements

        We currently have no employment agreements. We had employment agreements with Kevin Collins, our former President and CEO and with Theodore Venners, our Founder. The agreements generally addressed: role and responsibility; rights to compensation and benefits during active employment; termination in the event of death, disability or retirement and termination for cause or without cause; and resignation. The agreements also contained termination and related pay provisions and accelerated vesting conditions in the event of a change in control or termination without cause. Each of these individuals executed new agreements with Evergreen upon their termination. In addition, we did not previously have an employment agreement with W. Steven Wolff; however, we executed a separation agreement with him upon his termination.

  Collins Agreement

        In connection with the retirement of Mr. Collins we entered into a separation and release agreement. The principal terms of the agreement are as follows: (1) Mr. Collins will be paid Three Hundred Thousand Dollars ($300,000) (or twelve (12) months of salary at his current base salary rate), less applicable withholding for federal and state taxes and other deductions required by law, with such amount to paid over the next twelve (12) months as a combination of (x) customary and standard fees for his continuing service on the Company's Board of Directors (not including fees for attendance at Board Committee meetings), and (y) regular payments through the regularly scheduled payroll process; (2) the Company will pay Mr. Collins' COBRA premiums for a period of 18 months commencing June 1, 2009; (3) all unvested restricted stock awards and stock options previously awarded to Mr. Collins shall vest, excluding the 400,000 shares of restricted stock granted to Mr. Collins in 2005 when he initially joined Evergreen; (4) Mr. Collins agreed to customary non-disparagement and non-disclosure provisions; and (5) Mr. Collins and the Company agreed to a broad mutual release of any and all claims against the other. Mr. Collins has also agreed to assist us from time to time at our requested to aid in such transition and succession. Mr. Collins' previous employment agreement terminated by its terms effective June 1, 2009. Through December 31, 2009, Mr. Collins received $166,154 pursuant to his separation agreement.

  Venners Agreement

        We entered into a transition agreement with Mr. Venners upon his termination. The principal terms of the agreement are as follows: (1) Mr. Venners will work between 60 to 90 hours per month and will receive a consulting fee of $22,500 per month during the nine month transition period; (2) the Company will pay Mr. Venners' health insurance until he reaches age 65 and make available health insurance to his wife with the costs to be paid by Mr. Venners; (3) Mr. Venners will retain his ownership of 4,000 shares of C-Lock Technology Inc stock which may be converted to shares of our common stock on terms as yet to be determined; (4) Mr. Venners received $30,000 for expenses incurred in connection with the agreement and certain actual costs for Green Search, LLC, an entity controlled by Mr. Venners ; (5) Mr. Venners' employment agreement with Evergreen dated December 31, 2005 was terminated by mutual agreement of the parties and the 600,000 shares of our common stock that Mr. Venners was granted in connection with the employment agreement will fully vest at Mr. Venners' election upon satisfaction of any of the following conditions: (i) the end of the nine month transition period, (ii) our sale of all of the assets or of all of the stock of Buckeye Industrial Mining Company, or (iii) Evergreen receiving financing in excess of $30 million. In connection with the anticipated vesting of Mr. Venners' 600,000 shares of common stock, the tax withholding provision of Mr. Venners' employment agreement will remain in force thereby allowing him the option to pay the withholding tax on vesting by delivering to us the cash or shares of our common stock, which he has owned in excess of six months. If Mr. Venners elects to deliver shares of common stock, we will then be required to submit the withholding tax in cash to the IRS. In addition, effective upon execution of the agreement, all of Mr. Venners' outstanding unvested options to purchase our common stock, which total 24,000 and have an exercise price of $1.96, fully vested. Through December 31, 2009, Mr. Venners received $177,510 pursuant to his transition agreement.

  Wolff Agreement

        Also in connection with the departure of Mr. Wolff, we entered into a separation and release agreement, the principal terms of this arrangement are as follows: (1) Mr. Wolff will be paid $225,000 (or twelve (12) months of salary at his regular salary rate), less applicable withholding for federal and state taxes and other deductions required by law, in the same manner as a regular employee through the regularly scheduled payroll process; (2) Mr. Wolff received, by June 30, 2009, a payment of $30,000.00 (the amount equal to the last bonus paid to Mr. Wolff); (3) Mr. Wolff will continue to receive health insurance through the earlier of (x) May 31, 2010; or (y) the start date of new employment by Mr. Wolff which provides him health insurance paid by the new company; (4) Mr. Wolff agreed to customary non-disparagement and non-disclosure provisions; and (5) Mr. Wolff and Evergreen agreed to a broad mutual release of any and all claims against each other. Through December 31, 2009, Mr. Wolff received $124,615 pursuant to his separation agreement.

2009 Grants of Plan Based Awards

        The following table sets forth equity-based awards granted to our named executive officers during the fiscal year ended December 31, 2009.

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Exercise or Base Share Price of Option and Stock Awards ($/Sh)	Grant Date Fair Value of Stock and Options Awards ($)(1)
Thomas H. Stoner Jr.(2)	6/24/2009	3,000,000	(3)	0.96	2,880,000
	6/24/2009	500,000	(4)	0.96	480,000
	6/30/2009	14,828	(5)	0.98	14,531
	7/31/2009	9,259	(5)	0.90	8,333
	8/31/2009	8,090	(5)	1.03	8,333
	9/30/2009	13,020	(5)	0.64	8,332
	10/30/2009	23,145	(5)	0.36	8,333
	11/30/2009	27,777	(5)	0.30	8,333
	12/31/2009	24,509	(5)	0.34	8,333
Diana L. Kubik	3/27/2009	80,000	(6)	1.12	89,600
	11/19/2009	150,000	(7)	0.30	45,000
Miles F. Mahoney	6/1/2009	50,000	(8)	1.08	54,000
	11/19/2009	150,000	(7)	0.30	45,000
	11/19/2009	850,000	(9)	0.30	255,000
William G. Laughlin	3/27/2009	80,000	(6)	1.12	89,600
	11/19/2009	150,000	(7)	0.30	45,000
Kevin E. Milliman	3/27/2009	50,000	(6)	1.12	56,000
Former Named Executive Officers:
Kevin R. Collins	—	—		—	—
Theodore Venners	—	—		—	—
W. Steven Wolff	—	—		—	—

(1)
The amounts shown in this column represent the grant date fair values for the restricted stock and option units granted to the named executive officers (disregarding any estimate of forfeitures related to service- based vesting conditions).

(2)
All of the restricted shares and option grants are considered inducement options as defined by the NYSE Arca and are not issued pursuant to a plan.

(3)
Stock award was granted on June 24, 2009 and vests based upon achievement of certain market conditions. See further discussion above in Elements of Total Compensation—Long-Term Incentive—Stock-Based Compensation—Benchmarked Grants.

(4)
The stock option vested 100% on June 24, 2009 upon employment.

(5)
The stock awards vested 100% upon grant date and represents annual base pay remunerated in stock in lieu of cash.

(6)
The stock options are subject to time based vesting and vest in three equal installments beginning on March 27, 2009.

(7)
The stock option vested 100% on November 19, 2009.

(8)
The stock award is subject to time and performance based vesting and vests in five equal installments beginning on June 1, 2009.

(9)
Stock award was granted on November 19, 2009 and vests based upon achievement of certain market conditions. See further discussion above in Elements of Total Compensation—Long-Term Incentive—Stock-Based Compensation—Benchmarked Grants.

2009 Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth the outstanding option awards and unvested stock awards held by our named executive officers as of the year ended December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Thomas H. Stoner Jr.	500,000	—		0.96	6/24/2014	3,000,000	(2)	1,020,000
Diana L. Kubik	16,000	24,000	(3)	1.96	3/14/2018	24,000	(4)	8,160
	26,667	53,333	(5)	1.12	3/27/2016	2,267	(6)	771
	150,000	—		0.30	11/19/2014	—		—
Miles F. Mahoney	150,000	—		0.30	11/19/2014	850,000	(7)	289,000
	—	—		—	—	40,000	(8)	13,600
William G. Laughlin	240,000	60,000	(9)	16.53	3/1/2012	24,000	(4)	8,160
	16,000	24,000	(3)	1.96	3/14/2018	3,000	(6)	1,020
	26,667	53,333	(5)	1.12	3/27/2016	—		—
	150,000	—		0.30	11/19/2014	—		—
Kevin E. Milliman	4,000	6,000	(3)	1.96	3/14/2018	700	(4)	238
	16,667	33,333	(5)	1.12	3/27/2016	32,000	(5)	10,880

(1)
The amounts set forth in this column equal the number of shares of restricted stock indicated multiplied by the closing price of our common stock ($0.34 on December 31, 2009). The amounts assume the maximum percentage of shares of restricted stock will vest based upon the passage of time and/or the achievement of the specified performance goals. The amounts indicated are not necessarily indicative of the amounts that may be realized by our named executives.

(2)
Stock award was granted on June 24, 2009 and vests based upon achievement of certain market conditions. See Elements of Total Compensation—Long-term Incentive—Stock-Based Compensation—Benchmarked Grants above for more detail.

(3)
Stock options were granted on March 14, 2008 with 20% immediately vested and 20% vesting in four equal installments beginning March 15, 2009.

(4)
Stock award was granted on November 14, 2007 and vests in five equal installments beginning March 14, 2008.

(5)
Stock options and awards were granted on March 27, 2009 with 33% immediately vested and 33% vesting in two equal installments beginning March 27, 2010.

(6)
Stock award was granted on March 15, 2007, is subject to time and performance based vesting and vests in three equal installments beginning March 15, 2008.

(7)
Stock award was granted on November 19, 2009 and vests based upon achievement of certain market conditions. See Elements of Total Compensation—Long-term Incentive—Stock-Based Compensation—Benchmarked Grants above for more detail.

(8)
Stock award was granted on June 1, 2009, with 20% immediately vested and 20% vesting in four equal installments beginning June 1, 2010.

(9)
Stock option was granted on March 9, 2005 and vests in five equal installments beginning on March 9, 2006.

2009 Options Exercised and Stock Vested

        The following table summarizes options and stock awards that were exercised or vested by our named executive officers during the year ended December 31, 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Thomas H. Stoner(2)	—	—	120,628	64,528
Diana L. Kubik(3)	—	—	14,266	16,425
Miles Mahoney(4)	—	—	10,000	10,500
William G. Laughlin(5)	—	—	11,000	11,770
Kevin Milliman(6)	—	—	8,700	8,515
Former Named Executive Officers:
Kevin R. Collins(7)	—	—	120,000	123,900
W. Steven Wolff(8)	—	—	15,000	16,050
Theodore Venners	—	—	—	—

(1)
Value realized on vesting was calculated by taking the closing price of our common stock on the date of vesting and multiplying this closing price by the number of restricted shares that vested.

(2)
Upon vesting of restricted stock, Mr. Stoner acquired 14,828 shares with a market value of $14,531 on June 30, 2009, 9,259 shares with a market value of $8,333 on July 31, 2009, 8,090 shares with a market value of $8,333 on August 31, 2009, 13,020 shares with a market value of $8,332 on September 30, 2009, 23,145 shares with a market value of $8,333 on October 30, 2009, 27,777 shares with a market value of $8,333 on November 30, 2009 and 24,509 shares with a market value of $8,333 on December 31, 2009. These grants represent annual base pay remunerated in stock in lieu of cash

(3)
Upon vesting of restricted stock, Ms. Kubik acquired 10,266 shares with a market value of $9,753 on March 15, 2009 and 4,000 shares with a market value of $5,560 on March 31, 2009

(4)
Upon vesting of restricted stock, Mr. Mahoney acquired 10,000 shares with a market value of $10,800 on June 1, 2009.

(5)
Upon vesting of restricted stock, Mr. Laughlin acquired 11,000 shares with a market value of $10,450 on March 15, 2009.

(6)
Upon vesting of restricted stock, Mr. Milliman acquired 700 shares with a market value of $644 on July 1, 2009 and 8,000 shares with a market value of $8,400 on September 1, 2009

(7)
Upon vesting of restricted stock, Mr. Collins acquired 30,000 shares with market value of $28,500 on March 15, 2009 and 90,000 through an accelerated vesting provision in his employment agreement shares with a market value of $97,200 June 1, 2009.

(8)
Upon vesting of restricted stock, Mr. Wolff acquired 15,000 shares with a market value of $14,250 on March 15, 2009.

Potential Payments Upon Termination or Change in Control

  Equity Award Accelerated Vesting

        We do not generally provide special change in control benefits to executives. Rather, our only change in control arrangement relates to potential accelerated vesting of option and stock awards either as defined in a specific plan or grant award. Our 1992 restated stock option plan contains change in control provisions that allow for full vesting of any unvested equity awards immediately prior to any change in control. Our 1996 and 2004 stock option and incentive plans have no mandatory acceleration upon change in control, but accelerated vesting is permitted at the Board of Directors' or at a committee of the Board's discretion. Our 1999 and 2002 stock option and incentive plan have mandatory acceleration upon change in control, unless new ownership assumes the obligation or grants equivalent rights.

        If a hypothetical change in control occurred on December 31, 2009 and there was accelerated vesting of options and stock awards, the following named executive officers would have recognized the following compensation:

	Option Awards		Stock Awards
Name(1)	Number of Shares unvested as of December 31, 2009 (#)	Value Realized on immediate vesting ($)(2)	Number of Shares unvested as of December 31, 2009 (#)		Value Realized on immediate Vesting ($)(3)
Thomas H. Stoner	—	—	3,000,000		1,020,000
Diana L. Kubik	77,333	—	26,267		8,931
Miles Mahoney	—	—	890,000		302,600
William G. Laughlin	137,333	—	27,000		9,180
Kevin Milliman	39,333	—	32,700		11,118
Former Named Executive Officers
Kevin R. Collins	—	—	—		—
W. Steven Wolff	—	—	—		—
Theodore Venners	—	—	600,000	(4)	204,000

(1)
None of our plans described above have accelerated vesting provisions in the case of death, disability or termination and therefore have not been included as a benefit for the purpose of the table above.

(2)
Value realized upon immediate vesting for stock options was calculated by taking the difference between the exercise price and the closing price of our common stock on December 31, 2009, multiplied by the number of stock options that would vest. For purposes of the table above, all grants made to named executive officers had exercise prices in excess of the closing price of our common stock on December 31, 2009, therefore the difference between the exercise price and closing price is shown as zero.

(3)
Value realized upon immediate vesting for restricted shares was calculated by taking the closing price of our common stock on December 31, 2009 multiplied by the number of restricted shares that would vest.

(4)
Includes Mr. Venners' restricted stock award of 600,000 granted pursuant to his employment agreement, which vested on March 31, 2010.

  Other Arrangements

        We have no formal severance policy, although executives and other employees may be given severance or salary continuation upon resignation or termination based on individual circumstances and negotiation. Mr. Mahoney has an individually negotiated severance arrangement, which provides that if he is terminated without cause, he is entitled to a severance payment equaling six (6) months base pay. If Mr. Mahoney had experienced a qualifying termination on December 31, 2009, for which he was entitled to a severance payment, he would have received $85,000.

Non-Employee Director Compensation

        Beginning April 2008, all non-employee directors received an annual retainer of $20,000, payable quarterly in arrears, $2,000 for attendance at each Board meeting or $1,000 if the meeting is held via teleconference, and $500 for attendance at each committee meeting. Our non-executive Chairman receives additional compensation of $45,000, payable quarterly in arrears, which is pro-rated for any partial period of service. Mr. Richard Smith previously received $2,500 per day in a combination of stock and cash when he was providing consulting services to us. Mr. Smith was appointed chairman of the Board in June 2009 and since that date he no longer acts as a consultant to the Board. Directors are also reimbursed for out-of-pocket travel and other expenses incurred in attending Board and/or committee meetings.

        Our Board of Directors has established a policy for granting options as a part of the compensation for our non-employee directors. It is anticipated that such grants will generally be made on March 15th of each year. To be eligible for these annual grants, non-employee directors must be serving on our Board on the date of grant. The Board has also established option amounts as follows:

  •
  7,500 options for serving on our Board of Directors

  •
  1,000 options for serving on our Audit Committee

  •
  1,500 options for serving as a chairman of a Board committee

  •
  1,000 options each quarter for a non-employee director serving as Chairman of the Board

        In addition, the Compensation Committee is considering a new policy with respect to granting stock awards as part of the compensation for our non-employee directors. Any new compensation policy that includes the granting of stock awards is subject to Board approval. Future awards may be in consideration for Board service during 2009 or future periods and will be reflected in the director compensation table as applicable.

        In February 2008, the Compensation Committee adopted a policy to award each new non-employee director an option to purchase 50,000 shares of our common stock when first elected to the Board. As additional compensation, discretionary options may be granted annually. The exercise price per share for these options, which are granted under our stock option plans, is the closing price of our common stock on the date of grant. Options granted under the plans generally have a three or seven year term and become exercisable on the date of grant. In determining whether to grant additional options, the Compensation Committee considers our performance, performance of the directors and the achievement of our overall business strategy and objectives.

        In November 2007, our Governance and Nominating Committee adopted a policy requiring all non-employee directors to own Evergreen common stock with a value equaling or exceeding five times the amount of the annual retainer, or $100,000, within three years after adopting the policy, or November 2010. New non-employee directors are required to own Evergreen common stock with a value equaling or exceeding five times the amount of the annual retainer, or $100,000, within three years after joining our Board. We believe that requiring Board members to own our common stock drives long-term perspective, growth, retention and alignment with stockholder value creation.

Directors Compensation Table

        The following table sets forth certain information regarding compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2009. Directors who are employees of Evergreen are not compensated for their services as directors:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	Other Compensation ($)		Total ($)
Stanford M. Adelstein(4)	39,500	4,787	—		44,287
Robert J. Clark	67,250	7,125	—		74,375
Kevin R. Collins(5)	—	—	—		—
Manuel H. Johnson	55,500	5,888	—		61,388
Robert S. Kaplan	48,500	5,185	—		53,685
Richard B. Perl(6)	22,500	31,438	112,991	(6)	166,929
Jack C. Pester(7)	20,533	5,490	—		26,023
James S. Pignatelli(8)	45,500	4,575	—		50,075
W. Grady Rosier(9)	21,533	5,490	—		27,023
James R. Schlesinger(10)	17,533	4,575	—		22,108
M. Richard Smith	87,750	1,885	80,168	(11)	169,803

Total	426,099	76,438	193,159		695,696

(1)
Thomas H. Stoner Jr., our Chief Executive Officer, is not included in this table as he is an employee and thus receives no compensation for his service as a director.

(2)
At the election of the Directors, they deferred their third and fourth quarter fees. As a result, total aggregate cash payments received during 2009 was $223,099 of the $426,099 earned in 2009.

(3)
Reflects the fair value of the awards on date of grant. Our non-employee directors received stock option awards on March 13, 2009 for their services rendered during 2008. Directors were granted 7,500 options for serving on our Board, 1,500 options for serving as chairman of a Board committee, and 1,000 options for serving on our Audit Committee. These options are fully vested and have an exercise price equal to the closing price of our common stock on March 13, 2009, which was $0.95. Further, the non-executive Chairman of the Board received 1,000 stock options each quarter during which he served as Chairman, in arrears, for his services. The options are fully vested and have exercise prices equal to the closing price of our common stock on the dates of grant, January 2, 2009, April 1, 2009, July 1, 2009 and October 1, 2009 and January 4, 2010 of $0.30, $1.36, $0.98, $0.64 and $0.34, respectively.

(4)
Mr. Adelstein retired from his position on the Board in January 2010.

(5)
Kevin R. Collins, previously served as our Chief Executive Officer, President and Director until June 2009, received no compensation for his service as a director while he was an employee. Mr. Collins served only as a director from June 2009 until July 2009, thus compensation in the table reflects this period of time.

(6)
Mr. Perl joined the Board in June 2009. Pursuant to a consulting agreement, Mr. Perl receives $2,500 per day in a combination of cash and common stock when he is providing consulting services to us. During 2009, he earned compensation totaling $112,991 of which $70,125 was paid in cash and $42,886 was the fair value of the stock that was granted related to his consulting agreement which is shown in the Other Compensation column.

(7)
Mr. Pester retired from his position on the Board in May 2009.

(8)
Mr. Pignatelli retired from his position on the Board in January 2010.

(9)
Mr. Rosier retired from his position on the Board in May 2009.

(10)
Dr. Schlesinger retired from his position on the Board in May 2009.

(11)
Pursuant to a consulting agreement, Mr. Smith receives $2,500 per day in a combination of cash and common stock when he is providing consulting services to us. During 2009, he earned compensation totaling $80,168 of which $30,158 was paid in cash and $50,010 was the fair value of the stock that was granted related to his consulting agreement. Since Mr. Smith was appointed as Chairman of the Board in June 2009, he no longer provides us consulting services.

As of December 31, 2009, each non-employee director had the following number of option awards outstanding: Mr. Adelstein—23,014 options; Mr. Clark—35,641 options; Mr. Johnson—99,486 options; Mr. Kaplan—75,500 options; Mr. Perl—50,000 options; Mr. Pignatelli—104,333 options; and Mr. Smith—54,210 options. Additional information concerning the security ownership of our directors is set forth in the Stock Ownership table in Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information, as of April 16, 2010, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors and nominees, (3) each of our named executive officers, set forth in the summary compensation table and (4) all of our directors, nominees and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 16, 2010. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 201,305,616 shares of common stock outstanding as of April 16, 2010.

        Unless otherwise indicated below, the address of each of the principal stockholders is c/o Evergreen Energy Inc., 1225 17th Street, Suite 1300, Denver, Colorado 80202.

Name and Address	Shares of Common Stock Beneficially Owned		Percentage of Class
Beneficial Owners of More than 5%:
None
Current Directors, Nominees and Named Executive Officers:
Guido Bartels	50,000	(1)	*
Robert J. Clark	484,641	(2)	*
William G. Gibson	50,000	(3)	*
Manuel H. Johnson	227,486	(4)	*
Robert S. Kaplan	121,782	(5)	*
Richard B. Perl	159,244	(6)	*
M. Richard Smith	114,092	(7)	*
Chester N. Winter	50,000	(8)	*
Thomas H. Stoner, Jr.	968,280	(9)	*
Diana L. Kubik	270,133	(10)	*
Miles F. Mahoney	170,000	(11)	*
William G. Laughlin	583,537	(12)	*
Kevin E. Milliman	48,733	(13)	*
Former Executives
Kevin R. Collins	515,000		*
W. Steven Wolff	0		*
Theodore Venners	4,777,791	(14)	2.3%
All directors and executive officers as a group (16 persons)	8,590,719	(15)	4.3%

*
Less than 1%.

(1)
Comprised of 50,000 shares that Mr. Bartels has the right to acquire within 60 day of April 16, 2010, pursuant to the exercise of options.

(2)
Includes 84,644 shares that Mr. Clark has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(3)
Comprised of 50,000 shares that Mr. Gibson has the right to acquire within 60 day of April 16, 2010, pursuant to the exercise of options.

(4)
Includes 109,486 shares that Mr. Johnson has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(5)
Includes 84,982 shares that Mr. Kaplan has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(6)
Includes 53,945 shares that Mr. Perl has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(7)
Includes 62,710 shares Mr. Smith has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(8)
Comprised of 50,000 shares that Mr. Winter has the right to acquire within 60 day of April 16, 2010, pursuant to the exercise of options.

(9)
Includes 500,000 shares Mr. Stoner has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(10)
Includes 227,333 shares Ms. Kubik has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(11)
Includes 150,000 shares Mr. Mahoney has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(12)
Includes 527,333 shares Mr. Laughlin has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(13)
Includes 39,333 shares Mr. Milliman has the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

(14)
Includes 600,000 shares of restricted stock that Mr. Venners vested in on March 31, 2010. Also includes 66,667 shares owned by Mr. Venners' wife over which he has no voting or investment authority and disclaims beneficial ownership. As of April 23, 2009, Mr. Venners has pledged as security 2,860,000 shares of common stock.

(15)
Includes an aggregate of 1,989,766 shares which directors and executive officers as a group have the right to acquire within 60 days of April 16, 2010, pursuant to the exercise of options.

Equity Compensation Plan Information

        We have adopted stock incentive plans to provide incentives to attract and retain officers, directors and key employees and consultants. We currently have reserved a total of 12,500,000 shares of our common stock for granting awards, including 1,000,000 shares under our 1992 Amended and Restated Stock Option Plan, 1,500,000 shares under our 1996 Stock Option and Incentive Plan, 2,000,000 shares under our 1999 Stock Incentive Plan, 2,000,000 shares under our 2002 Stock Incentive Plan, 6,000,000 shares under our 2004 Stock Incentive Plan and 100,000 shares under our Employee Stock Purchase Plan. As of December 31, 2009, a total of 5,847,139 shares have been issued from option exercises, share awards and purchases under our six plans. In the aggregate, there remain 2,862,624 shares available for issuance under outstanding and future awards pursuant to our stock plans.

        The following table sets forth a description of our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options and other rights		Weighted-average exercise price of outstanding options and other rights		Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,790,237	(1)	$3.20	(2)	2,862,624	(3)
Equity compensation plans not approved by security holders	3,500,000	(4)	$0.96		—

Total	7,290,237		$6.97		2,862,624

(1)
Includes 2,597,054 stock options and 1,193,183 shares of unvested restricted stock awards as of December 31, 2009. Does not include 600,000 shares of unvested restricted stock subject to awards as of December 31, 2009 because, although subject to vesting, such shares are already issued and outstanding.

(2)
The weighted average exercise price does not take into account 1,193,183 shares issuable upon vesting of restricted stock, which has no exercise price.

(3)
Includes 648,000 shares remaining under our 1992 Amended and Restated Stock Option Plan, 260,666 shares remaining under our 1996 Stock Option and Incentive Plan, 136,000 shares remaining under our 1999 Stock Incentive Plan, 424,500 shares remaining under our 2002 Stock Incentive Plan and 1,393,458 shares remaining under our 2004 Stock Incentive Plan.

(4)
Includes 500,000 options to purchase granted to Mr. Stoner with an exercise price of $0.96, the closing price on June 24, 2009 and 3,000,000 shares of restricted stock which vest upon certain market prices of our common stock. The award vested 100% on the date of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

  Related Party Transaction Approval Policy

        The Board recognizes that related party transactions can present conflicts of interest and questions as to whether the transactions are in the best interests of Evergreen. Accordingly, effective as of February 20, 2007, the Board adopted a written policy for the review, approval and ratification of transactions with related persons. For the purposes of the policy, a "related party transaction" is a transaction or relationship involving a director, executive officer or 5% stockholder or their immediate family members that is reportable under the SEC's rules regarding such transactions.

        Under the policy, a related party transaction should be approved or ratified based upon a determination that the transaction is in, or not opposed to, the best interests of Evergreen and on terms no less favorable to Evergreen than those available with other parties. The policy requires for the Audit Committee to review and approve all related party transactions, other than transactions involving amounts less than $100,000 in aggregate. Pursuant to the policy, management shall recommend for any related party transaction to be entered into by Evergreen, including the proposed aggregate value of the transaction, if applicable. After review, the Audit Committee shall approve or disapprove of such transaction, and if approved, management shall undertake to update the Audit Committee as to any material changes with respect to the terms of the transaction.

        In addition, the Board has adopted a Code of Business Conduct and Ethics to provide guidance on maintaining our commitment to being honest and ethical in our business endeavors. The Code of Business Conduct and Ethics covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct and applies to all directors, executives, officers, employees and consultants. Included in the Code of Business Conduct and Ethics is a section titled "Conflict of Interest" which addresses related party transactions.

        The conflict of interest provision requires all directors, executives, employees and consultants to disclose: (i) participation by an employee or a family member in a business transaction involving us and another entity or an individual with whom the employee (or his or her family) has a financial relationship; (ii) the direct or indirect financial interest in any business or organization with a company supplier or competitor where the employee has the ability to influence the decision with respect to our business; (iii) an employee having an outside business or other interest which precludes his or her ability to perform his or her duties; and (iv) an employee's or family member's receipt of improper personal benefits as a result of the employee's position with us.

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

  Consulting

        We had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our founder and former executve officer. We entered into agreements with Venners & Company for the providing of these services at a fixed monthly fee plus certain performance bonuses. In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work. In May 2008, after the final payment, our obligation ceased. During the years ended December 31, 2008 and 2007, we paid Venners & Company $38,000, and $216,000, respectively, in cash for consulting fees. We did not incur any costs under this consulting agreement during the year ended December 31, 2009.

  Licensing

        In February 2007 we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the sub-license agreement.

        In December 2004, we entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which we agreed to license to Cook Inlet Coal our proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal. Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal. Mr. John Venners, brother of our founder and former executive officer, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners. Effective May 1, 2007, the licensing agreement was assigned to a third party. Effective December 10, 2008, the third party reassigned the licensing agreement to Cook Inlet Coal.

  Royalties

        In 1996, we entered into a royalty amendment agreement with Mr. Koppelman, or subsequent to his death, the Koppelman estate, that reduced the cap for payments by $500,000 to $75.2 million and set the royalty percentage at 25% of our worldwide licensing and royalty revenue, as defined in the agreement. Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology. We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment. The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses. We are amortizing the $500,000 payment as license revenue is generated. In addition, Mr. Theodore Venners, our founder and former executive officer, is entitled to a 50% share of net royalties paid to the Koppelman estate. As of December 31, 2009 and 2008, there is $73.0 million remaining under the cap.

  Other

        We have developed a scientifically accurate, scalable environment intelligence solution that measures greenhouse gases and generates verifiable emissions credits. We utilized Enterprise Information Management, Inc. to help assist us in the development of our GreenCert software. One of our former non-executive employees serves on the board of directors of Enterprise Information Management. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party. We had incurred costs of $2.3 million, $4.8 million, and $1.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. On December 9, 2009, we entered into an agreement with Enterprise Information Management to issue an aggregate of 1,543,210 shares of restricted common stock to settle $500,000 of incurred costs.

        We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of December 31, 2009 represent an 8% ownership interest in C-Lock Technology, Inc.

Independence of Directors and Board Structure

        The Board has determined that all of our director nominees and all current directors, except Thomas H. Stoner, Jr., our Chief Executive Officer, are "independent" within the meaning of the NYSE Arca director independence standards as set forth in Rule 5.3(k) of the NYSE Arca Equities Rules and have no material relationship with Evergreen, directly or indirectly, that would interfere with the exercise of independent judgment. The Board of Directors determines the independence of each director based on the standards adopted by the Board that comply with the NYSE Arca Equities Rules. These independence standards can be found in our Corporate Governance and Nominating Committee charter available on the Evergreen Energy website at http://evgenergy.com.

        Mr. Stoner is Chief Executive Officer as well as a Board member. However, the Board has an independent, non-employee Chairman of the Board. The Board has evaluated this structure and determined that the company will perform better by separating the roles and be better equipped to assure appropriate risks are assessed and better protects shareholders long term interests by providing independent oversight on management.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

        The following table shows the aggregate fees billed to Evergreen for professional services by our principal independent registered public accounting firm for fiscal years 2009 and 2008:

	Fiscal 2009		Fiscal 2008
Audit Fees	$425,000	(1)	484,144	(1)
Audit-Related Fees	73,500	(2)	36,350	(2)
Tax fees	38,682	(3)	—
All Other fees	—		—

Total Fees	$537,182		$520,494

(1)
This category includes the aggregate fees billed for professional services rendered for the audit of our consolidated financial statements for fiscal years 2009 and 2008, for the review of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2009 and 2008, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years. Audit fees for fiscal year 2009 and 2008 also include the audit of management's report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)
Audit-related fees in 2009 were for proxy review and consents issued in connection with an equity offering in October 2009 and related registration of such equity. Audit-related fees in 2008 were for proxy review and audit work related to our C-Lock Technology, Inc. subsidiary.

(3)
Tax fees include fees related to the evaluation of tax implications of certain international jurisdictions related to transactions and investment alternatives in Asia.

Pre-Approval of Independent Accounting and or other Accounting Firms Fees and Services Policy

        The Audit Committee has adopted policies and procedures regarding the engagement of the principal or other independent accountants that provide audit and non-audit services. The policy allows executive management to approve such services in which the proposed fees are under a predetermined threshold without pre-approval from the Audit Committee. The policy also requires an Audit Committee member to pre-approve the principal independent accounting firm or other accounting firms services where the proposed fees exceed the predetermined threshold. All of the audit fees in the table above were approved pursuant to the policy.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.
Date: April 30, 2010	By:	/s/ THOMAS H. STONER, JR Thomas H. Stoner, Jr Chief Executive Officer and Director (Principal Executive Officer)
/s/ DIANA L. KUBIK Diana L. Kubik Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Act, this Form 10K/A has been signed by the following persons in the capacities indicated on April 30, 2010.

Date: April 30, 2010	/s/ THOMAS H. STONER, JR Thomas H. Stoner, Jr., Chief Executive Officer and Director (Principal Executive Officer)
Date: April 30, 2010	/s/ DIANA L. KUBIK Diana L. Kubik, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 30, 2010	* Guido Bartels, Director
Date: April 30, 2010	* Robert J. Clark, Director

Date: April 30, 2010		* William G. Gibson, Director
Date: April 30, 2010		* Manuel H. Johnson, Director
Date: April 30, 2010		* Robert S. Kaplan, Director
Date: April 30, 2010		* Richard Perl, Director
Date: April 30, 2010		* M. Richard Smith, Chairman of the Board of Director
Date: April 30, 2010		* Chester N. Winters, Director
	BY:	/s/ DIANA L. KUBIK Diana L. Kubik, Attorney-in-Fact