Form 10-Q
period 2010-03-31
EVERGREEN ENERGY INC
filed 2010-05-10
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 3, 2010 there were 201,305,616 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009
	(in thousands)
Assets
Current:
Cash and cash equivalents	$4,887	$2,207
Accounts receivable, net	195	590
Debt issue costs, net of amortization	1,222	2,089
Prepaid and other assets	1,824	1,346
Total current assets	8,128	6,232
Property, plant and equipment, net of accumulated depreciation	5,429	5,888
Construction in progress	12,598	12,459
Restricted cash	11,342	11,339
Debt issue costs, net of amortization	909	994
Other assets	2,728	2,808
Assets of discontinued mining operations	33,728	34,784
	$74,862	$74,504

Liabilities, Temporary Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,188	$3,790
Accrued liabilities	3,849	6,216
Short-term debt	14,718	16,022
Other current liabilities	1,178	1,922
Total current liabilities	22,933	27,950
Long-term debt	27,853	27,899
Deferred revenue	8,165	8,265
Asset retirement obligations	4,475	4,420
Derivative liability	4,886	1,265
Other liabilities, less current portion	1,285	1,338
Liabilities of discontinued mining operations	10,090	9,242
Total liabilities	79,687	80,379
Commitments and contingencies
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 16 shares authorized; .003 and .002 outstanding, respectively	3	2
Stockholders’ deficit:
Preferred stock, $.001 par value, shares authorized 19,984; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 201,305 and 146,611 shares issued and outstanding, respectively	201	147
Additional paid-in capital	535,042	525,816
Accumulated deficit	(538,084)	(529,939)
Deficit attributable to Evergreen Energy Inc. stockholders’	(2,841)	(3,976)
Deficit attributable to noncontrolling interest	(1,987)	(1,901)
Total stockholders’ deficit	(4,828)	(5,877)
	$74,862	$74,504

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except for per share amounts)

Operating revenues:
GreenCert licensing	$100	$—
Consulting and other	—	134
Total operating revenue	100	134

Operating expenses:
General and administrative	5,497	6,828
Plant costs	135	488
Depreciation, depletion and amortization	494	648
Research and development	—	31
Total operating expenses	6,126	7,995
Operating loss	(6,026)	(7,861)

Other income (expense):
Interest income	2	47
Interest expense	(1,073)	(506)
Other income (expense), net	2,946	663
Total other income (expense)	1,875	204

Loss from continuing operations	(4,151)	(7,657)
(Loss) income from discontinued mining operations	(4,080)	803
Net loss	(8,231)	(6,854)
Less: net loss attributable to noncontrolling interest	86	486
Net loss attributable to Evergreen Energy Inc.	(8,145)	(6,368)
Dividends on preferred stock	(4,312)	—
Net loss attributable to common shareholders	$(12,457)	$(6,368)
Basic and diluted net loss per common share:
Basic and diluted (loss) per common share from continuing operations	$(0.02)	$(0.06)
Basic and diluted net (loss) income per common share from discontinued mining operations	$(0.02)	0.01
Basic and diluted net loss per common share	$(0.07)	$(0.05)
Weighted-average common shares outstanding	168,720	125,200

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)
(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	Equity
	(in thousands)

Balance at January 1, 2010	$(3,976)	$(1,901)	$(5,877)
Sale of common stock	4,664	—	4,664
Preferred stock converted to common	2,528	—	2,528
Share-based compensation expense related to employees, directors and other	2,088	—	2,088
Net loss.	(8,145)	(86)	(8,231)
Balance at March 31, 2010	$(2,841)	$(1,987)	$(4,828)

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Operating activities:
Net loss from continuing operations	$(4,151)	$(7,657)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	2,088	1,580
Depreciation, depletion and amortization	494	648
Asset retirement obligation accretion	55	53
Gain on marketable securities	—	(200)
Derivative fair value adjustment	(2,347)	(307)
Amortization of debt issuance costs	1,306	146
Amortization of initial fair value of derivative	(46)	(32)
Gain on sale of assets	(491)	—
Other	6	(18)
Changes in operating assets and liabilities:
Accounts receivable	239	(30)
Prepaid expenses and other assets	(435)	(763)
Deferred revenue and other obligations	(210)	2,042
Accounts payable and accrued expenses	(830)	(1,067)
Cash used in operating activities of continuing operations	(4,322)	(5,605)
Cash (used in) provided by operating activities of discontinued mining operations	(1,915)	5,254
Cash used in operating activities	(6,237)	(351)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(524)	(2,563)
Proceeds from sale of assets	550	—
Proceeds from maturities of marketable securities	—	2,000
Restricted cash	—	66
Other	(4)	20
Cash provided by (used in) investing activities of continuing operations	22	(477)
Cash used in investing activities of discontinued mining operations	(276)	(3,698)
Cash used in investing activities	(254)	(4,175)

Financing Activities:
Proceeds from issuance of convertible debt	—	5,000
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—
Payment of dividends on convertible preferred stock	(4,312)	—
Payment of note principal related to 2009 Notes	(1,304)	—
Proceeds from reverse repurchase transaction	—	1,800
Payments on reverse repurchase transaction	—	(1,800)
Payments of debt issue costs	(1,999)	(491)
Other	(3)	5
Cash provided by financing activities of continuing operations	9,171	4,514
Cash provided by financing activities of discontinued mining operations	—	—
Cash provided by financing activities	9,171	4,514

Increase (decrease) in cash and cash equivalents	2,680	(12)
Cash and cash equivalents, beginning of period	2,207	7,667
Cash and cash equivalents, end of period	$4,887	$7,655

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

In this Form 10-Q, we use the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Buckeye Industrial Mining Co. All references to C-Lock®, GreenCert™, K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Direct® plants, refer to our patented processes and technologies explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

(1)   Business

We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. In the last two years, we have sharpened our focus as a carbon technology company. We have developed two proprietary, patented, and potentially transformative green technologies: the GreenCert suite of software and services and K-Fuel. Our GreenCert technology is a scientifically accurate and scalable environment intelligence solution that measures greenhouse gases and other environmental costs enabling customers to manage and report their environmental assets and liabilities. GreenCert, built on IBM’s Service-Oriented Architecture (or SOA), is the environment intelligence solution that provides customers the end-to-end visibility and traceability necessary to measure their complete environmental footprint. K-Fuel, our clean coal technology significantly improves the performance of low-rank coals yielding higher efficiency and lower emissions.

We executed on one of our strategic positioning plans by completing the sale of Buckeye. We believe the sale will allow us to focus our resources on core business activities, including our GreenCert and K-Fuel technologies. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company (“Rosebud”), for the sale of certain assets of both Buckeye and Evergreen, which we refer to as the “sale of Buckeye” and reflects all of the assets and operations of the Mining Segment, for a purchase price of $27.9 million in cash payable at the closing of the transaction. We closed this transaction on April 1, 2010.  See further discussion below in Note 11 – Discontinued Operations.  Accordingly, the results of operations for the Mining Segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, the assets and liabilities of the Mining Segment have been reclassified to Assets of Discontinued Mining Operations, and Liabilities of Discontinued Mining Operations, respectively.

Actual 2009 cash flows from Buckeye’s operations were less than anticipated and combined with the on-going costs associated with GreenCert, we were required to raise additional capital in 2009 and 2010. As a result, we completed two financing deals: (i) On March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; and (ii) On January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million. See Note 4—Financing Arrangements for further description of the financings completed during the first quarter of 2010. However, we continue to require additional capital to fully fund the anticipated development of our GreenCert technology and expect to investigate available sources of capital. Because of the need for additional capital to fund operations and costs to develop GreenCert, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We have reduced our cash utilization principally by reducing general and administrative costs. A portion of these savings have been offset by further investment in our GreenCert business. Continued market disruptions associated with the global economic downturn, which may lead to lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and have and will make additional adjustments to capital expenditures or certain operating expenditures.

These financial statements and related notes thereto contain unaudited information as of and for the three months ended March 31, 2010 and 2009.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations  and cash flows as of and for the three months ended March 31, 2010 and 2009 and financial position for the periods ended March 31, 2010 and December 31, 2009.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the three month period ended March 31, 2010 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of March 31, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on March 31, 2010.

(2)  Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. We do not consolidate Evergreen-China Energy Technology Co., Ltd our 50% owned company in China, (Evergreen-China); but record the activity using the equity method of investment. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Due to our history of losses, our deficit, our substantial leverage and liquidity constraints, the satisfaction of our liabilities depends on the success of our business plan, the continued support of our shareholders, lenders, suppliers and customers, and our ability to restructure debt obligations and obtain access to additional liquidity from debt financing and/or to raise additional capital.

There is no assurance that our initiatives to improve our liquidity and financial position will be successful. Accordingly, without this assurance, these material uncertainties are such that there exists substantial doubt that we would be able to continue as a going concern.

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended March 31, 2010 and 2009.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended March 31, 2010 and 2009 were 63.8 million and 29.5 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recently Adopted Accounting Pronouncements. In June 2009, the FASB issued authoritative guidance included in ASC 860 “Transfers and Servicing” which is effective for interim and annual fiscal periods beginning after November 15, 2009. This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 “Consolidation”. This standard modifies the financial-components approach used in ASC 860 “Transfers and Servicing” and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. This standard also requires enhanced disclosure regarding transfers of financial interests and a transferor’s continuing involvement with transferred assets. The adoption of this pronouncement in 2010 did not have a material impact on our financial statements.

In December 2009, the FASB issued ASU 2009-17, “Amendments to FASB Interpretation 46(R),” (“ASU 2009-17”) revising authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. ASU 2009-17 was effective for us on January 1, 2010. The adoption of this pronouncement in 2010 did not have a material impact on our financial statements.

           Recently Issued Accounting Pronouncements.  In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures also should be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). We are currently evaluating the impact, if any, on our financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the EITF,” (“ASU 2009-13”) which amends ASC 605 (Topic 605, “Revenue Recognition”). This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which transaction consideration is allocated across the separately identifiable deliverables. The guidance is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact, if any, on our financial statements.

In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple elements guidance described above.

(3)   Supplemental Cash Flow Information

	March 31, 2010	March 31, 2009
	(in thousands)

Cash paid for interest	$1,291	$1,990
Interest capitalized	211	226
Accounts payable and accrued expenses included in construction in progress	376	718
Accounts payable and other liabilities included in property, plant and equipment	—	1,015
Transfers from construction in progress to property, plant and equipment	81	1,226

(4)   Financing Arrangements

2010 Convertible Preferred Stock

On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we agreed to sell an aggregate of 9,312.5 shares of our preferred stock and warrants to purchase 12,500,000 shares of common stock to such investors for gross proceeds of approximately $9.3 million.

Each share of preferred stock has a stated value of $1,000 per share. The preferred stock is convertible into the number of shares of common stock, $.001 par value determined by dividing the stated value of the preferred stock by the conversion price per share of is $.3725. The conversion price is subject to certain adjustments for stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The preferred stock accrues dividends at the rate of 9.261% per annum, payable semi-annually on June 30 and December 31, commencing on June 30, 2010 and on each conversion date until March 16, 2015. The Certificate of Designation includes a provision under which we have deposited with an escrow agent $4,312,500 of the gross proceeds of the offering. If the preferred stock is converted prior to March 16, 2015, the escrow amount was to be used to pay to the holder, upon conversion, an amount equal to $463.09 per $1,000 of stated value converted, less the amount of dividends paid prior to the conversion date. Subject to certain ownership limitations, the warrants are immediately exercisable for a five year period thereafter after closing at an exercise price of $.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  During March 2010, 9,311.5 shares of the preferred stock were converted into common shares, and as of March 31, 2010, one share of 2010 Convertible Preferred Stock was outstanding.  The net proceeds from the above registered direct public offering, after deducting placement agent fees and our estimated offering expenses and amounts placed in escrow, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, were approximately $4.5 million.

The detachable warrants issued in the convertible preferred stock agreement contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to value this put warrant liability and recorded $2.0 million of long-term liability in our condensed consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liability at each reporting period and, as a result, we recorded $115,000 of other expense during the quarter ended March 31, 2010 by increasing the fair value of this put warrant liability.

2010 Common Stock Offering

On January 26, 2010, we consummated a registered direct public offering of common stock and raised gross proceeds of approximately $8.8 million. The securities were offered pursuant to a shelf registration statement on Form S-3 that was previously declared effective by the Securities and Exchange Commission (SEC) on January 19, 2010. In total, we sold an aggregate of 29,236,664 shares of our common stock and warrants to purchase 14,618,331 shares of our common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The purchase price per unit is $.30. Subject to certain ownership limitations, the warrants are exercisable commencing six months following the closing date of the offering and for a five year period thereafter at an exercise price of $0.3859. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to us from this registered direct public offering, after deducting placement agent fees and our estimated offering expenses, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, are approximately $8.0 million.

The detachable warrants issued in the common stock offering contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to value this put warrant liability and recorded $3.4 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liability at each reporting period and, as a result, we recorded $1.2 million of other income during the quarter ended March 31, 2010 by decreasing the fair value of this put warrant liability.

(5)   Debt

2009 Notes

On March 20, 2009, we executed a Senior Secured Convertible Note Agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (“2009 Notes”), in three $5 million tranches. The first $5 million tranche was funded in March 2009, the second $5 million tranche was funded in April 2009 and the third tranche was funded in July 2009. The 2009 Notes are reflected in short-term debt in our consolidated balance sheet. These 2009 Notes bear interest at a rate of 10% per annum beginning on the funding date of each tranche, which was required to be prepaid at the time the 2009 Notes were issued and is non-refundable. We prepaid $375,000 of interest related to the closing of the first tranche and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. In connection with the second tranche, we prepaid $351,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. In connection with the third tranche we prepaid $225,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30.

On December 18, 2009, we entered into a binding term sheet to restructure and extend the terms of our 2009 Notes extending the maturity date to the earlier of June 30, 2010 or upon the sale of Buckeye. Per the terms of the restructured agreement, we were required to pay a $1.8 million cash extension fee on our first raise of additional common equity offering. We paid this fee in connection with proceeds from our common equity raise on January 26, 2010. Pursuant to the terms of the extensions the lenders will receive 30% of the proceeds of any subsequent common equity offering by us to be used to reduce the outstanding balance of the 2009 Notes. As a result of the 2010 Convertible Preferred stock issuance, we repaid $1.3 million of the outstanding principal balance of the 2009 Notes.  Upon maturity, the repayment amount will be equal to 115% of the principal amount outstanding, plus accrued and unpaid interest. We incurred an additional fee of $350,000 due at maturity because our equity raise was consummated after the January 15, 2010 deadline. See further discussion in Note 7—Debt in Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2009.

On April 1, 2010, we closed the sale of Buckeye and repaid the outstanding notes, including accrued interest and fees, totaling $19.2 million. See further discussion in Note 11–—Discontinued Operations.  In addition, pursuant to discontinued operations guidance the interest expense for the 2009 Note has been reflected in discounted mining operations for the periods ended March 31, 2010 and 2009.

We are required to adjust the conversion price upon the occurrence of a future issuance of stock or warrants at a price less than the 2009 Notes conversion price. This potential adjustment to the conversion price was concluded to be an embedded derivative that needed to be bifurcated for valuation purposes. We used a fair value modeling technique to value this derivative and are required to fair value the derivative at each reporting period and, as a result, we recorded $680,000 of other income during the quarter ended March 31, 2010 by decreasing the net derivative liability contained within other short-term liability to $25,000 in our condensed consolidated balance sheet at March 31, 2010.

(6)   Segments

Our segments include the GreenCert segment, Plant segment and Technology segment. The GreenCert segment reflects activities related to the measurement of green house gases and certification of environmental improvements as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in March 2008. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker. As a result of the sale of Buckeye, the Mining segment, which previously primarily represented the mining operations of our subsidiary Buckeye, was reclassified to discontinued operations for our condensed consolidated financial statements, but for purposes of our segment reporting disclosures, prior year amounts of corporate allocations were not restated.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	GreenCert	Plant	Technology	Total	GreenCert	Plant	Technology	Total

Operating revenues:
GreenCert licensing	$100	—	$—	$100	$—	$—	$—	$—
Consulting and other	—	—	—	—	134	—	—	134
Total segment revenue	100	—	—	100	134	—	—	134

Operating expenses:
General and administrative	986	75	4,436	5,497	2,304	224	3,926	6,454
Plant costs	—	135	—	135	—	488	—	488
Total segment operating expense:	986	210	4,436	5,632	2,304	712	3,926	6,942

Segment operating (loss) income	$(886)	$(210)	$(4,436)	$(5,532)	$(2,170)	$(712)	$(3,926)	$(6,808)

Total assets	$7,145	$2,040	$31,949	$41,134	$6,420	$2,313	$37,097	$45,830

Reconciliation to net loss:

Total segment operating (loss) Income				$(5,532)				$(6,808)
Depreciation, depletion and Amortization				(494)				(648)
Research and development				—				(31)
Other income (expense), net				1,875				204
(Loss) income from discontinued operations				(4,080)				429
Net loss attributable to noncontrolling interest				86				486
Net loss attributable to Evergreen Energy Inc.				$(8,145)				$(6,368)

(7) Stock Grants and Options.

We measure and recognize compensation expense for all stock grants and options granted to employees, members of our board of directors and consultants, based on estimated fair values. We estimate the fair value of share-based payment awards on the grant date. We generally use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant unless there are market vesting conditions. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. We are required to make estimates of the fair value of the related instruments and the period benefited.

During the three months ended March 31, 2010, we granted 191,000 stock options to our board of directors which immediately vested on date of grant and expire three years from grant date. The following table summarizes the assumptions used to value stock options granted during the three months ended March 31, 2010 and the three months ended March 31, 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Weighted-average:
Risk free interest rate	1.61%	2.36%
Expected option life (years)	3	7
Expected volatility	114%	82%
Expected dividends	None	None

(8)   Related Parties

GreenCert

In February 2007 we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. The developer was an employee from August 2007 through February 2010. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract.

We utilized Enterprise Information Management, Inc. (EIM) to help assist us in the development of our GreenCert software. One of our former non-executive employees serves on the board of directors of EIM. We believe the terms and contracted amounts would be similar if we had entered into this agreement with a third party.  We incurred costs of $1.2 million during the quarter ended March 31, 2009. As the former employee’s ceased employment with us in July 2009, EIM is no longer considered a related party and thus payments to EIM during 2010 are no longer disclosed.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of March 31, 2010 represent an 8% ownership interest in C-Lock Technology, Inc and a 23% ownership interest as of March 31, 2009.

K-Fuel

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

In December 2004, we entered into a licensing agreement with Cook Inlet Coal, an affiliate of Kanturk Partners LLC, under which we agreed to license to Cook Inlet Coal our proprietary coal processing technology for use at a coal processing plant to be operated by Cook Inlet Coal. Kanturk Partners owns approximately a 12% interest in Cook Inlet Coal. Mr. John Venners, brother of our Founder, Mr. Theodore Venners, has an approximately 4.5% interest in Kanturk Partners.  Pursuant to a transition agreement, Mr. Venners is no longer an employee of Evergreen.

(9)   Commitments and Contingencies

Litigation

2007 Notes Litigation

On April 1, 2010, certain holders of the 2007 Notes filed suit in the Court of Common Pleas in Columbiana County, Ohio naming as defendants one of our subsidiaries, Buckeye, and the holders of the 2009 Notes.  The matter is captioned, AQR Absolute Return Master Account, L.P., et al., v. Centurion Credit Funding LLC, et al., Case No. 10 CV 340 (Columbiana Cty. CCP).  In their initial complaint, plaintiffs asserted that obligations undertaken by Buckeye in connection with the issuance of the 2009 Notes were fraudulent transfers or conveyances.  The initial complaint sought the avoidance of the obligations and an injunction preventing the further transfer of any of the proceeds paid by Rosebud for the sale of Buckeye.

On April 1, 2010, plaintiffs obtained a temporary restraining order preventing us from further transferring any of the proceeds we received as a result of the sale of the Buckeye.  Pursuant to an agreement between the parties, $844,975 of the enjoined funds was subsequently released to pay certain employee and vendor expenses of Buckeye.

On April 16, 2010, plaintiffs amended their complaint to name Evergreen Energy Inc. (as the parent) as a defendant and to add claims that moneys transferred from Buckeye to Evergreen Energy Inc. in connection with the sale of Buckeye were also fraudulent transfers or conveyances.  In addition to the remedies previously sought, the amended complaint also seeks to enjoin the transfer of all proceeds from the sale of Buckeye to Evergreen Energy Inc. and the appointment of a receiver under Ohio law to take control of Buckeye’s assets for the benefit of Buckeye’s creditors.  On April 21, 2010, Evergreen Energy Inc. and Buckeye filed a motion seeking authority to release additional funds from the temporary restraining order to pay additional employee and vendor expenses of Buckeye.  The court denied the release of funds, but required the plaintiffs to post a $2.5 million bond.  A hearing on a motion by plaintiffs to convert their temporary restraining order into a preliminary injunction has been set for May 26, 2010.  The action remains in the very earliest stages of discovery.  We believe that we have meritorious defenses to the claims made and intend to defend ourselves vigorously in the action.

New Coal Holdings Litigation

On April 2, 2010, Evergreen Energy Inc and Buckeye filed suit in the United States District Court for the Northern District of Ohio naming as defendants New Coal Holdings LLC and New Coal Holdings Inc.  The action is captioned, Buckeye Industrial Mining Co., et al., v. New Coal Holdings, LLC, et al., Case No. 4:10-cv-00699-JRA (N.D. Ohio).  The action arises out of an agreement between the parties concerning the possible acquisition of Buckeye or its assets.  Defendants claim that, as a result of the recent sale of Buckeye assets, they are owed $650,000 under the agreement.  The complaint seeks both a declaratory judgment that the defendants breached the agreement such that nothing more is owed to them and the recovery of $350,000 previously paid to them under the agreement.  The action is in the very earliest stages and no case management dates have been set.

Other Contingencies

While our former investment banking firm may claim that we owe them up to $1.0 million upon the sale of Buckeye, we do not believe that this fee is payable due to the lack of the counterparty meeting certain performance criteria, in addition to certain verbal understandings reached related thereto. If a claim is made for this contingent payment, we intend to vigorously dispute this claim.

We are not engaged in any additional material legal proceedings which involve us, any of our subsidiaries or any of our properties.

(10) Assets and Liabilities Measured at Fair Value

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to that asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010

The following table presents information about our net liabilities  measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability—October 2009 preferred stock transaction	684	—	—	684
Put Warrant liability—March 2010 preferred stock transaction	1,968	—	—	1,968
Put Warrant liability—January 2010 common stock offering	2,233	—	—	2,233
2009 Notes embedded derivatives	$25	$—	$—	$25

The following table represents the change in fair value for the quarter ended March 31, 2010

	Balance at December 31, 2009	Issuance	Unrealized (Loss) gain	Realized gain	Balance at March 31, 2010
	(in thousands)
2007 Notes embedded derivatives(1)	$7	$—	$—	$—	$7
Put Warrant liability — October 2009 preferred stock transaction (1)	1,265	—	581	—	684
Put Warrant liability —March 2010 preferred stock transaction (1)	—	1,853	(115)	—	1,968
Put Warrant liability —January 2010 common stock offering(1)	—	3,434	1,201	—	2,233
2009 Notes embedded derivatives	$705	$—	$680	$—	$25
_____________________

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control, probabilities of equity offerings, probabilities of stock option grants and probabilities of our future stock prices. We use a Monte-Carlo fair value model run with thousands of iterations to fair value our embedded derivative related to our 2007 Notes and 2009 Notes. In addition, we use Black Scholes models to value our embedded derivatives related to our put warrants. Our embedded derivatives are recorded in other long-term assets and other long-term liabilities with the fair value adjustment for the unrealized and realized gains/losses recorded in total other (expense)/ income on our consolidated balance sheet and our consolidated statements of operations, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2009

The following table presents information about our net assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives(1)	$332	$—–	$—	$332

The following table represents the change in fair value for the quarter ended March 31, 2009

	Balance at December 31, 2008	Settlement	Unrealized gain	Realized gain	Balance at March 31, 2009
	(in thousands)
2007 Notes embedded derivatives (1)	$25		$307	$—	$332
Auction rate securities (2)	1,800	2,000	—	200	—
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

(2)
We were required to make significant estimates and assumptions when fair valuing auction rate securities. Our estimates were based upon consideration of various factors including the overall credit market, the issuer and guarantor credit ratings, credit enhancement structures, projected yields, discount rates and terminal periods.

(11)   Discontinued Operations

We executed on one of our strategic positioning plans by completing the sale of Buckeye. We believe the sale of Buckeye will allow us to focus our resources on core business activities, including the GreenCert and K-Fuel technologies.  On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price will be deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement.  The sale closed on April 1, 2010, however, we are still subject to some post-closing obligations, including incurring costs related to the transfer of certain assets and providing support for such transfers.  Accordingly, the results of operations for the Mining Segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, the assets and liabilities of the Mining Segment have been reclassified to Assets of Discontinued Mining Operations, and Liabilities of Discontinued Mining Operations, respectively.

The discontinued mining operations generated $12.6 million in revenues in the three months ended March 31, 2010 and $17.7 million in the three months ended March 31, 2009. Net (loss) or income from discontinued operations was ($4.1) million in the three months ended March 31, 2010 and $803,000 in the three months ended March 31, 2009.

Income from discontinued operations primarily consists of coal and ash revenues and direct expenses of coal mining. Interest from the 2009 Notes (more fully described in Note 5 – Debt), that is required to be repaid as a result of the sale, was fully allocated to discontinued operations. General corporate overhead costs were not allocated to discontinued operations.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of discontinued mining operations in the accompanying condensed consolidated balance sheets are as follows:

	March 31,	December 31
	2010	2009
	(in thousands)

Inventory	$966	$1,747
Construction in progress	4,797	4,836
Pre-mining development and mineral rights	9,831	9,945
Property, plant, and equipment	11,590	12,772
Asset retirement obligations	(2,466)	(2,449)
Total assets held for sale in discontinued mining operations	$24,718	$26,851

Pursuant to the sale agreement, inventory, property, plant, equipment, mineral rights, Evergreen’s dock facilities and the assumption of asset retirement obligations and obligations related to the 47-year dock lease were transferred to Rosebud.  Evergreen retains the rights to accounts receivable and obligations related to accounts payable and accrued liabilities that existed on the sale date April 1, 2010.  We anticipate exit costs to be approximately $2.3 million.  As of March 31, 2010, we had accrued $320,000 of the estimated $2.3 million of exit costs.

(12)  Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three months ended March 31, 2010 and 2009, our consolidating balance sheets as of March 31, 2010 and December 31, 2009, and our consolidating statements of cash flows for the three months ended March 31, 2010 and 2009.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC. The 2009 Notes are not guaranteed by any subsidiaries and are reflected in the Evergreen Energy Inc. column. The 2009 Notes were co-issued by Evergreen Energy Inc., our wholly owned subsidiary Evergreen Operations, LLC and its wholly owned subsidiary, Buckeye Industrial Mining Co. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye’s assets and Evergreen Operations LLC’s equity interest in Buckeye.  As a result of the sale of Buckeye on April 1, 2010 the results of operations for the Mining Segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, the assets and liabilities of the Mining Segment have been reclassified to Assets of Discontinued Mining Operations, and Liabilities of Discontinued Mining Operations, respectively.  We did not re-allocate our corporate costs nor restate our operating segments results in the comparative period ended March 31, 2009 as a result of the presentation of the mining operations as discontinued operations.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$4,847	$5	$35	$—	$4,887
Accounts receivable, net	161	—	34	—	195
Receivable from parent for 2009 debt	—	14,718	—	(14,718)	—
Debt issuance costs	1,222	—	—	—	1,222
Prepaid and other assets	1,424	—	400	—	1,824
Total current assets	7,654	14,723	469	(14,718)	8,128
Property, plant and equipment, net of accumulated depreciation	1,531	2,038	1,860	—	5,429
Construction in progress	7,551	—	5,047	—	12,598
Restricted cash	11,342	—	—	—	11,342
Debt issuance costs, net of amortization	909	—	—	—	909
Investment in consolidated subsidiaries	(288,712)	—	—	288,712	—
Due from subsidiaries	308,399	—	—	(308,399)	—
Other assets	1,305	—	1,423	—	2,728
Assets of discontinued mining operations	2,525	31,203	—	—	33,728
	$52,504	$47,964	$8,799	$(34,405)	$74,862
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,484	$—	$704	$—	$3,188
Accrued liabilities	3,562	285	2	—	3,849
Short-term debt	14,718	14,718	—	(14,718)	14,718
Other current liabilities	628	—	550	—	1,178
Total current liabilities	21,392	15,003	1,256	(14,718)	22,933
Long-term debt	27,853	—	—	—	27,853
Deferred revenue	—	—	8,165	—	8,165
Due to parent	—	260,439	47,960	(308,399)	—
Asset retirement obligations	—	4,475	—	—	4,475
Derivative liability	4,886	—	—	—	4,886
Other liabilities, less current portion	1,194	—	91	—	1,285
Liabilities of discontinued mining operations	2,004	8,086	—	—	10,090
Total liabilities	57,329	288,003	57,472	(323,117)	79,687
Commitments and contingencies
Temporary capital	3	—	—	—	3
Total equity (deficit)	(4,828)	(240,039)	(48,673)	288,712	(4,828)
	$52,504	$47,964	$8,799	$(34,405)	$74,862

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,165	$5	$37	$—	$2,207
Accounts receivable, net	6	—	584	—	590
Receivable from Parent 2009 convertible notes	—	16,022	—	(16,022)	—
Debt issue cost, net of amortization	2,089	—	—	—	2,089
Prepaid and other assets	1,343	—	3	—	1,346
Total current assets	5,603	16,027	624	(16,022)	6,232
Property, plant and equipment, net of accumulated depreciation	1,693	2,037	2,158	—	5,888
Construction in progress	7,504	—	4,955	—	12,459
Restricted cash	11,339	—	—	—	11,339
Debt issuance costs, net of amortization	994	—	—	—	994
Investment in consolidated subsidiaries	(286,147)	—	—	286,147	—
Due from subsidiaries	306,040	—	—	(306,040)	—
Other assets	1,385	—	1,423	—	2,808
Assets from discontinued mining operations	2,476	32,308	—	—	34,784
	$50,887	$50,372	$9,160	$(35,915)	$74,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,235	$—	$555	$—	$3,790
Accrued liabilities	5,480	168	568	—	6,216
Short-term debt	16,022	16,022	—	(16,022)	16,022
Other current liabilities	1,372	—	550	—	1,922
Total current liabilities	26,109	16,190	1,673	(16,022)	27,950
Long-term debt	27,899	—	—	—	27,899
Deferred revenue	—	—	8,265	—	8,265
Due to parent	—	259,450	46,590	(306,040)	—
Asset retirement obligations	—	4,420	—	—	4,420
Derivative liability	1,265	—	—	—	1,265
Other liabilities, less current portion	1,244	—	94	—	1,338
Liabilities of discontinued mining operations	245	8,997	—	—	9,242
Total liabilities	56,762	289,057	56,622	(322,062)	80,379
Commitments and contingencies
Temporary Capital	2	—	—	—	2
Total equity (deficit)	(5,877)	(238,685)	(47,462)	286,147	(5,877)
	$50,887	$50,372	$9,160	$(35,915)	$74,504

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	4,436	75	986	—	5,497
Plant costs	—	135	—	—	135
Depreciation, depletion and amortization	197	—	297	—	494
Total operating expenses	4,633	210	1,283	—	6,126
Operating loss	(4,633)	(210)	(1,183)	—	(6,026)
Other income (expense):
Interest income	2	—	—	—	2
Interest expense	(1,073)	—	—	—	(1,073)
Other income (expense), net	2,341	627	(22)	—	2,946
Total other (expense) income	1,270	627	(22)	—	1,875

Loss from continuing operations	(3,363)	417	(1,205)	—	(4,151)
Loss from discontinued mining operations	(2,325)	(1,755)	—	—	(4,080)
Equity in loss of subsidiaries	(2,543)	—	—	2,543	—
Net loss	(8,231)	(1,338)	(1,205)	2,543	(8,231)
Less: net loss attributable to non-controlling interest	—	—	—	86	86
Net loss attributable to Evergreen Energy Inc.	$(8,231)	$(1,338)	$(1,205)	$2,629	$(8,145)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Consulting and other	$—	$—	$134	$—	$134
Total operating revenue	—		134	—	134
Operating expenses:
General and administrative	3,544	601	2,683	—	6,828
Plant costs	—	488	—	—	488
Depreciation, depletion and amortization	344	11	293	—	648
Research and development	—	—	31	—	31
Total operating expenses	3,888	1,100	3,007	—	7,995
Operating loss	(3,888)	(1,100)	(2,873)	—	(7,861)
Other income (expense):
Interest income	25	—	22	—	47
Interest expense	(506)	—	—	—	(506)
Other income (expense), net	534	160	(31)	—	663
Total other (expense) income	53	160	(9)	—	204

Loss from continuing operations	(3,835)	(940)	(2,882)	—	(7,657)
Net income (loss) from discontinued mining operations	(186)	989	—		803
Equity in loss of subsidiaries	(2,833)	—	—	2,833	—
Net loss	(6,854)	49	(2,882)	2,833	(6,854)
Less: net loss attributable to non-controlling interest	—	—	—	486	486
Net loss attributable to Evergreen Energy Inc.	$(6,854)	$49	$(2,882)	$3,319	$(6,368)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash (used in) provided by operating activities of continuing operations	$(3,481)	$7	$(848)	$—	$(4,322)
Cash (used in) provided by operating activities of discontinued mining operations	(645)	(1,270)	—	—	(1,915)
Cash used in operating activities	(4,126)	(1,263)	(848)	—	(6,237)

Investing activities:
Purchases of construction in progress, plant, property and equipment	—	—	(524)	—	(524)
Proceeds from sale of assets	—	550	—	—	550
Other	(4)	—	—	—	(4)
Cash (used in) provided by investing activities of continuing operations	(4)	550	(524)	—	22
Cash (used in) provided by investing activities of discontinued mining operations	—	(276)	—		(276)
Cash (used in) provided by investing activities	(4)	274	(524)		(254)

Financing Activities:
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—	—	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Payment of note principal related to 2009 Notes	(1,304)	—	—	—	(1,304)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payments to parent/subsidiaries	(15,475)	(652)	(549)	16,676	—
Advances /from parent/subsidiaries	12,471	95	1,919	(14,485)	—
Payments of debt issue cost	(1,999)	—	—	—	(1,999)
Other	(3)	—	—	—	(3)
Cash provided by (used in) financing activities of continuing operations	6,167	(557)	1,370	2,191	9,171
Cash provided by (used in) financing activities of discontinued mining operations	645	1,546	—	(2,191)	—
Cash provided by financing activities	6,812	989	1,370	—	9,171

Increase (decrease) in cash and cash equivalents	2,682	—	(2)	—	2,680
Cash and cash equivalents, beginning of period	2,165	5	37	—	2,207
Cash and cash equivalents, end of period	$4,847	$5	$35	$—	$4,887

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash (used in) provided by operating activities of continuing operations	$(4,658)	$(955)	$8	$—	$(5,605)
Cash (used in) provided by operating activities of discontinued mining operations	(153)	5,407	—	—	5,254
Cash (used in) provided by operating activities	(4,811)	4,452	8	—	(351)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(1,274)	—	(1,315)	—	(2,589)
Proceeds from maturities of marketable securities	—	—	2,000	—	2,000
Restricted cash and marketable securities, net	66	—	—	—	66
Other	20	26	—	—	46
Cash (used in) provided by investing activities of continuing operations	(1,188)	26	685	—	(477)
Cash (used in) provided by investing activities of discontinued mining operations	—	(3,698)	—	—	(3,698)
Cash (used in) provided by investing activities	(1,188)	(3,672)	685	—	(4,175)

Financing Activities:
Proceeds from the issuance of convertible debt	5,000	—	—	—	5,000
Proceeds from reverse repurchase transaction	—	—	1,800	—	1,800
Payments on reverse repurchase transaction	—	—	(1,800)	—	(1,800)
Payments to parent/subsidiaries	(19,574)	(7,585)	(2,004)	29,163	—
Advances /from parent/subsidiaries	20,971	8,514	1,234	(30,719)	—
Payment debt issue cost	(491)	—	—	—	(491)
Other	5	—	—	—	5
Cash (used in) provided by financing activities of continuing operations	5,911	929	(770)	(1,556)	4,514
Cash (used in) provided by financing activities of discontinued mining operations	153	(1,709)	—	1,556	—
Cash provided by (used in) financing activities	6,064	(780)	(770)	—	4,514

Increase (decrease) in cash and cash equivalents	65	—	(77)		(12)
Cash and cash equivalents, beginning of period	6,550	—	1,117	—	7,667
Cash and cash equivalents, end of period	$6,615	$—	$1,040	$—	$7,655

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q we use the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Buckeye Industrial Mining Co. All references to C-Lock®, GreenCert™, K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Direct® plants, refer to our patented processes and technologies explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and the Consolidated Financial Statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. In the last two years, we have sharpened our focus as a carbon technology company. We have developed two proprietary, patented, and potentially transformative green technologies: the GreenCert suite of software and services and K-Fuel. Our GreenCert technology is a scientifically accurate and scalable environment intelligence solution that measures greenhouse gases and other environmental costs enabling customers to manage and report their environmental assets and liabilities. GreenCert, built on IBM’s Service-Oriented Architecture (or SOA), is the environment intelligence solution that provides customers the end-to-end visibility and traceability necessary to measure their complete environmental footprint. K-Fuel, our clean coal technology, significantly improves the performance of low-rank coals yielding higher efficiency and lower emissions.

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

K-Fuel

Through our proprietary K-Fuel process we intend to meet the specific needs of public utility, industrial and international customers by providing economical solutions for energy supply and compliance with environmental emission standards. Additional markets served by our K-Fuel process include mines looking to expand the market for their low rank coal by transforming it into a higher value fuel and chemical manufacturers using coal as a feedstock. Our K-Fuel process uses heat and pressure to physically and chemically transform high-moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy dense, energy efficient, lower-emission fuel. The inherent efficiency of higher Btu-lower moisture coal improves power plant performance and reduces emissions on a per kilowatt-hour-generated basis. We believe that China presents the best near term opportunity to develop the K-Fuel technology because of its plentiful reserves of low-Btu coals, its rapid growth in electric power demand and its lower construction and manufacturing costs. However, we continue to explore a variety of areas to maximize K-Fuel valuation. The goal of our K-Fuel technology is to transform those lower-rank coals into more efficient and environmentally compliant fuels in order to meet the increasing demand for energy in an optimal fashion. We are continuing to pursue commercial projects in China through Evergreen China, a Sino-US joint venture between Evergreen Energy Inc. and Chinese industry investors. As previously announced, Evergreen China signed a three-way agreement with the integrated utility/chemical manufacturer in Inner Mongolia and a large Chinese design institute to assess project scope and schedule for incorporation into a commercial agreement, furthering the letter of intent (LOI) to build a commercial scale reference K-Fuel plant in Inner Mongolia. Evergreen-China continues to have discussions with the Chinese conglomerate regarding the commercial agreement for the construction of this K-Fuel plant.

We executed on one of our strategic positioning plans by completing the sale of Buckeye. We believe the sale will allow us to focus our resources on core business activities, including our GreenCert and K-Fuel technologies.  On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company (“Rosebud”), for the sale of certain net assets of both Buckeye and Evergreen, which we refer to as the “sale of Buckeye” reflecting all of the assets and operations of the Mining Segment, for a purchase price of $27.9 million in cash payable at the closing of the transaction. We closed this transaction on April 1, 2010.  See further discussion below in Note 11 – Discontinued Operations.  Accordingly, the results of operations for the Mining Segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, the net assets of the Mining Segment have been reclassified to Net Assets of Discontinued Mining Operations.

Significant Trends

For the last several years, our operations have been focused on developing our two technologies GreenCert and K-Fuel and the construction of the Fort Union plant. To date, we have not yet generated significant revenues from either of these technologies or from the plant. Historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we generated revenue and incurred more substantial mining costs.  As a result of the sale of Buckeye, the results of operations for the Mining Segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, we do not expect there to be any mining revenues and limited mining expenses after the completion of this sale. In the future, we plan to identify potential future strategic partners for GreenCert, in addition to IBM, EIM and Black and Veatch, to assist in the development, testing and roll-out of our products. Potential partners include companies offering services or products such as: energy engineering; consulting; power generation performance optimization; environmental consulting; and products relating to sensor systems and devices, data collection devices, or other products that support energy or power plant operations. Through our GreenCert software we plan to generate revenues through measurement of baseline emissions, assess and identify capital and operational improvements and site-specific, highly-customized solutions that enables the quantification and monetization of the emissions reductions and efficiency improvements. We plan to license our K-Fuel technology, focusing on the Asia Pacific region. As a result of the sale of Buckeye, the Mining segment, which previously primarily represented the mining operations of our subsidiary Buckeye, was reclassified to discontinued operations for our condensed consolidated financial statements, but for purpose of our segment reporting disclosures, prior year amounts of corporate allocations were not restated. The following discussion and analysis is focused on the events and trends that we believe have or will have in the future the most significant impact on our business.

See our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

Our segments include the GreenCert segment, Plant segment and Technology segment. The GreenCert segment reflects activities related to the measurement of green house gases and certification of environmental improvements as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in March 2008. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker. As a result of the sale of Buckeye, the Mining segment, which previously, primarily represented the mining operations of our subsidiary Buckeye was reclassified to discontinued operations for our condensed consolidated financial statements but for purposes of our segment reporting disclosures prior year amounts of corporate allocations were not restated.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the first quarter of 2010 and 2009 were $100,000 and $134,000, respectively.

General and Administrative

Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage, based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures. As a result of the sale of Buckeye, the Mining segment, which previously primarily represented the mining operations of our subsidiary Buckeye, was reclassified to discontinued operations for our condensed consolidated financial statements and for the purposes of our management discussion and analysis disclosures herein.  Note that prior year amounts of corporate allocations were not restated as a result of discontinued operations treatment.

The following table summarizes our general and administrative costs for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Employee non-cash, share-based compensation	$2,005	$1,509
Employee-related costs	1,473	2,206
Professional fees	921	1,037
Office and travel costs	478	781
Insurance and other	620	921
Total general and administrative	$5,497	$6,454

Employee non-cash, share-based compensation expenses were $2.0 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.  The increase for the three months ended March 31, 2010 compared to the same period ended in 2009 was primarily due to a transition agreement we entered into with a former officer. Pursuant to that agreement, we accelerated the vesting of the restricted stock grant and recorded $1.6 million of non-cash compensation for the three months ended March 31, 2010 in our Technology segment.  Offsetting this increase was lower costs related to reductions in employee head-count primarily in the Technology segment.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs associated with each of our segments for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

GreenCert	$574	$1,179
Technology	825	861
Plant	74	166
Total employee-related	$1,473	$2,206

The decrease for the three months ended March 31, 2010 in comparison to the comparable period in 2009 was due to lower head-count in both our GreenCert and Technology segments.  Employee related costs in our Plant segment are associated with allocations of corporate overhead costs as this segment has no employee costs.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
GreenCert	$81	$322
Technology	839	696
Plant	1	19
Total professional fees	$921	$1,037

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

GreenCert	$159	$245
Technology	319	511
Plant	-	25
Total office and travel	$478	$781

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(in thousands)

GreenCert	$136	$226
Technology	484	681
Plant	-	14
Total insurance and other	$620	$921

Plant costs

Subsequent to the idling of the Fort Union plant, costs primarily consist of salaries and wages, security and repair and maintenance.  Plant costs were $135,000 and $488,000 for the three months ended March 31, 2010 and 2009, respectively.  Plant costs decreased for the three ended March 31, 2010 as we continued to reduce costs at this site.  Overall, while we anticipate costs to somewhat decline in 2010, we will continue to incur various costs related to maintaining the site in a non-operating mode.

Other

Interest expense

Interest expense for the quarter ended March 31, 2010 was $1.1 million compared to $506,000 for the same period ended 2009.  The interest expense relates to the 2007 Notes and 2009 Notes more fully described in Note 5 – Debt to the condensed consolidated financial statements included herein and Note 7—Debt in our Form 10-K for the year ended December 31, 2009.  Pursuant to discontinued operations accounting guidance, interest expense related to our 2009 Notes is reflected in (loss) gain from discontinued mining operations.  The increase in interest expense for the three months ended March 31, 2010 compared to the same period ended March 31, 2009 is primarily related to the amortization of finance charges related to our 2009 Notes.

Other (expense) income

During the first quarter 2010, other income was $2.9 million as compared to other income of $663,000 for the same period ended 2009.  We are required to evaluate the fair value of the embedded derivatives at the end of each reporting period. We recognized a $2.3 million gain on the fair value adjustments for our embedded derivatives.  These fair value adjustments are non-cash items, and each quarter’s estimations are impacted, in part, by our stock price.

Discontinued Mining Operations

Discontinued Mining Operations is comprised of the following:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Mining revenue	$12,597	$17,711
Coal mining operating costs	(11,688)	(13,736)
General and administrative	(1,486)	(1,124)
Depreciation, depletion & amortization	(1,281)	(1,985)
Other (loss) income	(2,222)	(63)
Discontinued mining operations	$(4,080)	$803

Liquidity and Capital Resources

We have decreased our cash flow used in operations of continuing operations by $1.3 million, when comparing the quarter ended March 31, 2010 to the same period in 2009. We accomplished these savings principally by reducing professional fees and other general and administrative costs. These cost reductions were offset by the expansion of our GreenCert operations, including the addition of personnel and other administrative costs associated with developing a business. In addition, we have invested $524,000 in capital expenditures, primarily related to GreenCert’s software development during the quarter ended March 31, 2010.

As previously mentioned, we executed on one of our strategic positioning plans by completing the sale of Buckeye.  We believe the sale will allow us to focus our resources on core business activities, including our GreenCert and K-Fuel technologies.  On March 12, 2010, we signed a definitive agreement with Rosebud for the sale of certain net assets of both Buckeye and Evergreen, reflecting all of the assets and operations of the Mining Segment, for a purchase price of $27.9 million in cash payable at the closing of the transaction. We closed this transaction on April 1, 2010, however, we are still subject to some post-closing obligations, including incurring costs related to the transfer of certain assets and providing support for such transfers.  See further discussion in Note 11 – Discontinued Operations to the condensed consolidated financial statements included herein.

Actual 2009 cash flows from Buckeye’s operations were less than anticipated and combined with the on-going costs associated with GreenCert, we were required to raise additional capital in 2009 and 2010. As a result, we completed two financing deals: (i) On March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; and (ii) On January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million. See Note 4—Financing Arrangements to the condensed consolidated financial statements included herein for further description of the financings completed during the first quarter of 2010. However, we continue to require additional capital to fully fund the anticipated development of our GreenCert technology and expect to investigate available sources of capital. Because of the need for additional capital to fund operations and costs to develop GreenCert, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We have dramatically reduced our cash utilization principally by reducing general and administrative costs. A portion of these savings have been offset by further investment in our GreenCert business. Continued market disruptions associated with the global economic downturn, which may lead to lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and have and will make additional adjustments to capital expenditures or certain operating expenditures.

Historical View

Cash Used in Operating Activities

Cash used in operating activities of continuing operations was $4.3 million and $5.6 million for the three months ended March 31, 2010 and 2009, respectively.  The majority of the cash used in operating activities for the three months ended March 31, 2010 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities for the three months ended March 31, 2010 were non-cash, stock-based compensation expense of $2.1 million, debt issue cost amortization of $1.3 million, and derivative fair value adjustment of $2.3 million.  The most significant adjustment to net loss to arrive at cash used in operating activities of continuing operations for the three months ended March 31, 2009, was non-cash compensation expense resulting in a $1.6 million charge.

Cash Used in Investing Activities

Cash provided by (used in) investing activities of continuing operations was $22,000 and $(477,000) for the three months ended March 31, 2010 and 2009, respectively.  The majority of the uses of cash relate to the following:

•	We spent $2.6 million on our capital equipment, future plant design, and GreenCert development for the three months ended March 31, 2009.

•	We received $2.0 million in proceeds from the maturity of marketable securities during the three months ended March 31, 2009.

Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2010 was $9.2 million compared to $4.5 million for the three months ended March 31, 2009.  The increase between the two periods principally relates to the financing activities as further described in Note 4—Financing Arrangements and Note 5— Debt to the condensed consolidated financial statements included herein.

Cash Provided by (Used In) Discontinued Operations

Cash (used in) provided by operating activities of discontinued operations during the three months ended March 31, 2010 was ($1.9) million compared to $5.3 million for the three months ended March 31, 2009. The increase in net operating cash used was primarily due to a quarter over quarter 28.9% decrease in revenue in our Mining segment, due principally in part to the depressed economy. Revenues for the first quarter of 2010 were $12.6 million, a 5.1 million decrease compared with $17.7 million for the first quarter of 2009. Gross margin of our Mining segment decreased quarter over quarter from 22% to 7%. These factors have contributed to the net increase in cash used from operating activities in discontinued operations.

Cash used in investing activities of discontinued operations was $276,000 and $3.7 million for the three months ended March 31, 2010 and 2009, respectively. Due to the decrease in operating income during the quarter ended March 2010 compared to quarter ended March 2009, we have limited our purchases of new equipment and incurred only necessary maintenance costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were ineffective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As we disclosed in our Form 10-K for year ended December 31, 2009 which we filed on March 31, 2010, we determined that there was a material weakness in our internal controls over financial reporting related to the identification of and accounting for complex financial instruments, including those with embedded derivatives.  As a result of the Company preforming additional procedures these embedded derivatives were properly identified and accounted for in the year end financial statements dated December 31, 2009. Additionally, because the material weakness related solely to our complex financing arrangements, which are not pervasive to our business, the impact of the material weakness was not pervasive to our internal controls over financial reporting.

During the completion of the quarter ended March 31, 2010 financial statements, the Company became more familiar with the accounting for these types of instruments, through research and understanding of the accounting literature related to embedded derivatives. While we have implemented certain controls to address this matter in the quarter ended March 31, 2010 as described above, we do not believe that this material weakness has been remediated as of March 31, 2010.  Consequently, enhanced controls are being implemented during the second quarter of 2010. These will include enhancing the Company’s Accounting Department with additional headcount and utilizing third party expertise when deemed necessary.  Despite the material weakness described above, we believe that the March 31, 2010 condensed consolidated financial statements are correct in all material respects.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

2007 Notes Litigation

On April 1, 2010, certain holders of the 2007 Notes filed suit in the Court of Common Pleas in Columbiana County, Ohio naming as defendants one of our subsidiaries, Buckeye, and the holders of the 2009 Notes.  The matter is captioned, AQR Absolute Return Master Account, L.P., et al., v. Centurion Credit Funding LLC, et al., Case No. 10 CV 340 (Columbiana Cty. CCP).  In their initial complaint, plaintiffs asserted that obligations undertaken by Buckeye in connection with the issuance of the 2009 Notes were fraudulent transfers or conveyances.  The initial complaint sought the avoidance of the obligations and an injunction preventing the further transfer of any of the proceeds paid by Rosebud to Buckeye for its assets.

On April 1, 2010, plaintiffs obtained a temporary restraining order preventing us from further transferring any of the proceeds we received as a result of the sale of the Buckeye.  Pursuant to an agreement between the parties, $844,975 of the enjoined funds was subsequently released to pay certain employee and vendor expenses of Buckeye.

On April 16, 2010, plaintiffs amended their complaint to name Evergreen Energy Inc. (as the parent) as a defendant and to add claims that moneys transferred from Buckeye to Evergreen Energy Inc. in connection with the sale of Buckeye’s assets were also fraudulent transfers or conveyances.  In addition to the remedies previously sought, the amended complaint also seeks to enjoin the transfer of all proceeds from the sale of Buckeye to Evergreen Energy Inc. and the appointment of a receiver under Ohio law to take control of Buckeye’s assets for the benefit of Buckeye’s creditors.  On April 21, 2010, Evergreen Energy Inc. and Buckeye filed a motion seeking authority to release additional funds from the temporary restraining order to pay additional employee and vendor expenses of Buckeye.  The court denied the release of funds, but required the plaintiffs to post a $2.5 million bond.  A hearing on a motion by plaintiffs to convert their temporary restraining order into a preliminary injunction as been set for May 26, 2010.  The action remains in the very earliest stages of discovery.  We believe that we have meritorious defenses to the claims made and intend to defend ourselves vigorously in the action.

New Coal Holdings Litigation

On April 2, 2010, Evergreen Energy Inc and Buckeye filed suit in the United States District Court for the Northern District of Ohio naming as defendants New Coal Holdings LLC and New Coal Holdings Inc.  The action is captioned, Buckeye Industrial Mining Co., et al., v. New Coal Holdings, LLC, et al., Case No. 4:10-cv-00699-JRA (N.D. Ohio).  The action arises out of an agreement between the parties concerning the possible acquisition of Buckeye or its assets.  Defendants claim that, as a result of the recent sale of Buckeye assets, they are owed $650,000 under the agreement.  The complaint seeks both a declaratory judgment that the defendants breached the agreement such that nothing more is owed to them and the recovery of $350,000 previously paid to them under the agreement.  The action is in the very earliest stages and no case management dates have been set.

We are not engaged in any additional material legal proceedings which involve us, any of our subsidiaries or any of our properties.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on  Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended.

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

____________________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: May 10, 2010	By:	/s/ THOMAS H. STONER, JR.
Thomas H. Stoner, Jr.
Chief Executive Officer and President

Date: May 10, 2010	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer