Form 10-Q
period 2010-06-30
EVERGREEN ENERGY INC
filed 2010-08-09
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 3, 2010 there were 201,555,767 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2010	December 31, 2009
	(in thousands)
Assets
Current:
Cash and cash equivalents	$4,461	$2,207
Accounts receivable, net	23	590
Debt issue costs, net of amortization	—	2,089
Prepaid and other assets	1,975	1,346
Restricted cash	5,084	—
Assets of discontinued mining operations	2,939	34,784
Total current assets	14,482	41,016
Property, plant and equipment, net of accumulated depreciation	4,996	5,888
Construction in progress	12,614	12,459
Restricted cash	6,265	11,339
Debt issue costs, net of amortization	824	994
Other assets	2,766	2,808
	$41,947	$74,504

Liabilities, Temporary Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,288	$3,790
Accrued liabilities	3,046	6,216
Short-term debt	—	16,022
Other current liabilities	1,095	1,922
Liabilities of discontinued mining operations	906	9,242
Total current liabilities	7,335	37,192
Long-term debt	27,806	27,899
Deferred revenue	8,065	8,265
Asset retirement obligations	4,532	4,420
Derivative liability	2,323	1,265
Other liabilities, less current portion	1,263	1,338
Total liabilities	51,324	80,379
Commitments and contingencies
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 16 shares authorized; .003 and .002 outstanding, respectively	3	2
Stockholders’ deficit:
Preferred stock, $.001 par value, shares authorized 19,984; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 201,455 and 146,611 shares issued and outstanding, respectively	201	147
Additional paid-in capital	535,278	525,816
Accumulated deficit	(542,788)	(529,939)
Deficit attributable to Evergreen Energy Inc. stockholders’	(7,309)	(3,976)
Deficit attributable to noncontrolling interest	(2,071)	(1,901)
Total stockholders’ deficit	(9,380)	(5,877)
	$41,947	$74,504

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except for per share amounts)

Operating revenues:
GreenCert licensing	$103	$—	$203	$—
Consulting and other	—	16	—	150
Total operating revenue	103	16	203	150

Operating expenses:
General and administrative	3,174	4,821	8,672	11,649
Plant costs	118	516	254	1,004
Depreciation, depletion, and amortization	485	646	979	1,294
Research and development	195	16	194	47
Total operating expenses	3,972	5,999	10,099	13,994

Operating loss	(3,869)	(5,983)	(9,896)	(13,844)

Other income (expense):
Interest income	4	11	6	58
Interest expense	(459)	(804)	(1,532)	(1,347)
Loss on early extinguishment of debt	(2,267)	—	(2,267)	—
Other income, net	2,602	265	5,549	929
Total other (expense) income	(120)	(528)	1,756	(360)

Loss from continuing operations	(3,989)	(6,511)	(8,140)	(14,204)
Loss from discontinued mining operations	(798)	(2,248)	(4,879)	(1,409)
Net loss	(4,787)	(8,759)	(13,019)	(15,613)
Less: net loss attributable to noncontrolling interest	84	524	170	1,010
Net loss attributable to Evergreen Energy Inc.	(4,703)	(8,235)	(12,849)	(14,603)
Dividends on preferred stock	—	—	(4,312)	—
Net loss attributable to common shareholders	$(4,703)	$(8,235)	$(17,161)	$(14,603)
Basic and diluted net loss per common share from continuing operations	$(0.02)	$(0.05)	$(0.04)	$(0.11)
Basic and diluted net income (loss) per common share from discontinued mining operations	$0.00	$(0.02)	$(0.03)	$(0.01)
Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.09)	$(0.11)
Weighted-average common shares outstanding	199,172	130,247	184,030	127,240

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)
(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	Equity
	(in thousands)

Balance at January 1, 2010	$(3,976)	$(1,901)	$(5,877)
Sale of common stock	4,664	—	4,664
Preferred stock converted to common	2,528	—	2,528
Share-based compensation expense related to employees, directors and other	2,324	—	2,324
Net loss	(12,849)	(170)	(13,019)
Balance at June 30, 2010	$(7,309)	$(2,071)	$(9,380)

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2010	2009
	(in thousands)
Operating activities:
Net loss from continuing operations	$(8,140)	$(14,204)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	2,324	662
Depreciation, depletion, and amortization	979	1,276
Asset retirement obligation accretion	112	99
Gain on marketable securities	—	(200)
Derivative fair value adjustment	(3,232)	(176)
Amortization of debt issuance costs	2,259	752
Amortization of initial fair value of derivative	(92)	(84)
Gain on sale of assets	(414)	—
Debt for equity exchange	—	(167)
Other	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	567	(24)
Prepaid expenses and other assets	(667)	(607)
Deferred revenue and other obligations	(390)	2,047
Accounts payable and accrued expenses	(1,634)	136
Cash used in operating activities of continuing operations	(8,328)	(10,520)
Cash (used in) provided by operating activities of discontinued mining operations	(4,853)	4,454
Cash used in operating activities	(13,181)	(6,066)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(1,324)	(2,938)
Proceeds from sale of assets	532	—
Proceeds from maturities of marketable securities	—	2,000
Restricted cash	—	58
Other	—	20
Cash used in investing activities of continuing operations	(792)	(860)
Cash provided by (used in) investing activities of discontinued mining operations	23,005	(6,159)
Cash provided by (used in) investing activities	22,213	(7,019)

Financing Activities:
Proceeds from issuance of convertible debt	—	10,000
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—
Payment of dividends on convertible preferred stock	(4,312)	—
Payment of note principal related to 2009 Notes	(17,250)	—
Proceeds from reverse repurchase transaction	—	1,800
Payments on reverse repurchase transaction	—	(1,800)
Payments of debt issue costs	(1,999)	(1,073)
Other	(6)	(1)
Cash (used in) provided by financing activities of continuing operations	(6,778)	8,926
Cash used in financing activities of discontinued mining operations	—	—
Cash (used in) provided by financing activities	(6,778)	8,926

Increase (decrease) in cash and cash equivalents	2,254	(4,159)
Cash and cash equivalents, beginning of period	2,207	7,667
Cash and cash equivalents, end of period	$4,461	$3,508

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

(1)   Business

We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. In the last two years, we have sharpened our focus as a carbon technology company. We have developed two proprietary, patented, and potentially transformative green technologies: the GreenCert suite of software and services, and K-Fuel. Our GreenCert technology is a scientifically accurate and scalable environment intelligence solution that measures greenhouse gases and other environmental costs enabling customers to manage and report their environmental assets and liabilities. GreenCert, built on IBM’s Service-Oriented Architecture (or SOA), is the environment intelligence solution that provides customers the end-to-end visibility and traceability necessary to measure their complete environmental footprint. K-Fuel, our clean coal technology significantly improves the performance of low-rank coals yielding higher efficiency and lower emissions.

We executed on one of our strategic positioning plans by completing the sale of Buckeye. We believe the sale will allow us to focus our resources on core business activities, including our GreenCert and K-Fuel technologies. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company (“Rosebud”), for the sale of certain assets of both Buckeye and Evergreen, which we refer to as the “sale of Buckeye” and reflects all of the assets and operations of the Mining Segment for a purchase price of $27.9 million in cash payable at the closing of the transaction. We closed this transaction on April 1, 2010.  See further discussion below in Note 11 – Discontinued Operations.  Accordingly, the results of operations for the Mining Segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, the assets and liabilities of the Mining Segment have been reclassified to Assets of Discontinued Mining Operations, and Liabilities of Discontinued Mining Operations, respectively.

Actual 2009 cash flows from Buckeye’s operations were less than anticipated and combined with the on-going costs associated with GreenCert, we were required to raise additional capital in 2010. As a result, we completed two financing deals: (i) On March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; and (ii) On January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million. See Note 4—Financing Arrangements for further description of the financings. However, we continue to require additional capital to fully fund the anticipated development of our GreenCert technology and expect to investigate available sources of capital. Because of the need for additional capital to fund operations and costs to develop GreenCert, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We have reduced our cash utilization principally by reducing general and administrative costs. A portion of these savings have been offset by further investment in our GreenCert business.  We continue to evaluate our cash position and cash utilization and have and may make additional adjustments to capital expenditures or certain operating expenditures, as necessary.

These financial statements and related notes thereto contain unaudited information as of and for the three and six months ended June 30, 2010 and 2009.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations and cash flows as of and for the six months ended June 30, 2010 and 2009 and financial position for the periods ended June 30, 2010 and December 31, 2009.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the six month period ended June 30, 2010 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of June 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on March 31, 2010.

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

There is no assurance that our initiatives to improve our liquidity and financial position will be successful. Accordingly, without this assurance, these material uncertainties are such that there exists substantial risk regarding our ability to continue as a going concern.

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended June 30, 2010 and 2009.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended June 30, 2010 and 2009 were 59.5 million and 23.9 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

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

(3)   Supplemental Cash Flow Information

	June 30, 2010	June 30, 2009
	(in thousands)

Cash paid for interest	$4,527	$2,300
Interest capitalized	222	502
Accounts payable and accrued expenses included in construction in progress, property, plant and equipment	89	2,541
Transfers from construction in progress to property, plant and equipment	81	4,147

(4)   Financing Arrangements

2010 Convertible Preferred Stock

On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we agreed to sell an aggregate of 9,312.5 shares of our preferred stock and warrants to purchase 12,500,000 shares of common stock to such investors for gross proceeds of approximately $9.3 million.

Each share of preferred stock has a stated value of $1,000 per share. The preferred stock is convertible into the number of shares of common stock, $.001 par value determined by dividing the stated value of the preferred stock by the conversion price per share of $.3725. The conversion price is subject to certain adjustments for stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The preferred stock accrues dividends at the rate of 9.261% per annum, payable semi-annually on June 30 and December 31, commencing on June 30, 2010 and on each conversion date until March 16, 2015. The Certificate of Designation includes a provision under which we have deposited with an escrow agent $4,312,500 of the gross proceeds of the offering. If the preferred stock is converted prior to March 16, 2015, the escrow amount was to be used to pay to the holder, upon conversion, an amount equal to $463.09 per $1,000 of stated value converted, less the amount of dividends paid prior to the conversion date. Subject to certain ownership limitations, the warrants are immediately exercisable for a five year period thereafter after closing at an exercise price of $.31 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  During March 2010, 9,311.5 shares of the preferred stock were converted into common shares, and as of June 30, 2010, one share of 2010 Convertible Preferred Stock was outstanding.  The net proceeds from the above registered direct public offering, after deducting placement agent fees and our estimated offering expenses and amounts placed in escrow, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, were approximately $4.5 million.

The detachable warrants issued in the convertible preferred stock agreement contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $1.9 million of long-term liability in our condensed consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liability at each reporting period and, as a result, we recorded $1.0 million and $909,000 of other income during the three and six months ended June 30, 2010, respectively, by decreasing the fair value of this put warrant liability.

2010 Common Stock Offering

On January 26, 2010, we consummated a registered direct public offering of common stock and raised gross proceeds of approximately $8.8 million. The `securities were offered pursuant to a shelf registration statement on Form S-3 that was previously declared effective by the Securities and Exchange Commission (SEC) on January 19, 2010. In total, we sold an aggregate of 29,236,664 shares of our common stock and warrants to purchase 14,618,331 shares of our common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The purchase price per unit is $.30. Subject to certain ownership limitations, the warrants are exercisable commencing six months following the closing date of the offering and for a five year period thereafter at an exercise price of $0.3859. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to us from this registered direct public offering, after deducting placement agent fees and our estimated offering expenses, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, are approximately $8.0 million.

The detachable warrants issued in the common stock offering contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $3.4 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liability at each reporting period and, as a result, we recorded $1.2 million and $2.3 million of other income during the three and six months ended June 30, 2010 by decreasing the fair value of this put warrant liability.

(5)   Debt

2009 Notes

On March 20, 2009, we executed a Senior Secured Convertible Note Agreement which provided for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (“2009 Notes”), in three $5 million tranches. The first $5 million tranche was funded in March 2009, the second $5 million tranche was funded in April 2009 and the third tranche was funded in July 2009. These 2009 Notes bore interest at a rate of 10% per annum beginning on the funding date of each tranche, which was required to be prepaid at the time the 2009 Notes were issued and is non-refundable. We prepaid $375,000 of interest related to the closing of the first tranche and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. In connection with the second tranche, we prepaid $351,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30. In connection with the third tranche we prepaid $225,000 of interest and issued 219,000 warrants to purchase our common stock at an exercise price of $1.30.

On December 18, 2009, we entered into a binding term sheet to restructure and extend the terms of our 2009 Notes extending the maturity date to the earlier of June 30, 2010 or upon the sale of Buckeye. Per the terms of the restructured agreement, we were required to pay a $1.8 million cash extension fee on our first raise of additional common equity offering. We paid this fee in connection with proceeds from our common equity raise on January 26, 2010. Pursuant to the terms of the extension’s the lenders were to receive 30% of the proceeds of any subsequent common equity offering by us to be used to reduce the outstanding balance of the 2009 Notes. As a result of the 2010 Convertible Preferred stock issuance, we repaid $1.3 million of the outstanding principal balance of the 2009 Notes.  Upon maturity, the repayment amount will be equal to 115% of the principal amount outstanding, plus accrued and unpaid interest. We incurred an additional fee of $350,000 due at maturity because our equity raise was consummated after the January 15, 2010 deadline. See further discussion in Note 7—Debt in Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2009.

On April 1, 2010, we closed the sale of Buckeye and repaid the outstanding notes, including accrued interest and fees, totaling $19.2 million. We recorded a loss on the early extinguishment of these notes totaling $3.7 million primarily related to the acceleration of debt issuances costs, the acceleration of exit fees described above and the write-off of our derivatives described below.  In addition, pursuant to discontinued operations guidance, the interest expense for the 2009 Notes have been reflected in discounted mining operations for the periods ended June 30, 2010 and 2009.

We were required to adjust the conversion price upon the occurrence of a future issuance of stock or warrants at a price less than the 2009 Notes conversion price. This potential adjustment to the conversion price was concluded to be an embedded derivative that needed to be bifurcated for valuation purposes. We used a fair value modeling technique to value this derivative and are required to fair value the derivative at each reporting period and, as a result, we recorded $680,000 of other income for both of the three and six months ended June 30, 2010, by decreasing the fair value of the derivative liability.

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

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	GreenCert	Plant	Technology	Total	GreenCert	Plant	Technology	Total

Operating revenues:
GreenCert licensing	$103	—	$—	$103	$—	$—	$—	$—
Consulting and other	—	—	—	—	15	—	1	16
Total segment revenue	103	—	—	103	15	—	1	16

Operating expenses:
General and administrative	948	88	2,138	3,174	2,674	324	1,823	4,821
Plant costs	—	118	—	118	—	516	—	516
Total segment operating expense:	948	206	2,138	3,292	2,674	840	1,823	5,337

Segment operating (loss) income	$(845)	$(206)	$(2,138)	$(3,189)	$(2,659)	$(840)	$(1,822)	$(5,321)

Reconciliation to net loss:

Total segment operating (loss) Income				$(3,189)				$(5,321)
Depreciation, depletion and Amortization				(485)				(646)
Research and development				(195)				(16)
Other income (expense), net				(120)				(528)
Loss from discontinued operations				(798)				(2,248)
Net loss attributable to noncontrolling interest				84				524
Net loss attributable to Evergreen Energy Inc.				$(4,703)				$(8,235)

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	GreenCert	Plant	Technology	Total	GreenCert	Plant	Technology	Total

Operating revenues:
GreenCert licensing	$203	—	$—	$203	$—	$—	$—	$—
Consulting and other	—	—	—	—	149	—	1	150
Total segment revenue	203	—	—	203	149	—	1	150

Operating expenses:
General and administrative	1,936	162	6,574	8,672	5,357	925	5,367	11,649
Plant costs	—	254	—	254	—	1,004	—	1,004
Total segment operating expense:	1,936	416	6,574	8,926	5,357	1,929	5,367	12,653

Segment operating (loss) income	$(1,733)	$(416)	$(6,574)	$(8,723)	$(5,208)	$(1,929)	$(5,366)	$(12,503)

Total assets	$6,880	$2,040	$30,088	$39,008	$7,552	$2,136	$32,731	$42,419

Reconciliation to net loss:

Total segment operating (loss) Income				$(8,723)				$(12,503)
Depreciation, depletion and Amortization				(979)				(1,294)
Research and development				(194)				(47)
Other income (expense), net				1,756				(360)
(Loss) from discontinued operations				(4,879)				(1,409)
Net loss attributable to noncontrolling interest				170				1,010
Net loss attributable to Evergreen Energy Inc.				$(12,849)				$(14,603)

(7) Stock Grants and Options.

We measure and recognize compensation expense for all stock grants and options granted to employees, members of our board of directors and consultants, based on estimated fair values. We estimate the fair value of share-based payment awards on the grant date. We generally use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock are valued based upon the closing price of our common stock on the date of grant unless there are market vesting conditions. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. We are required to make estimates of the fair value of the related instruments and the period benefited.

During the six months ended June 30, 2010, we granted 191,000 stock options to our board of directors which immediately vested on date of grant and expire three years from grant date. During the six months ended June 30, 2009, we granted 973,000 stock options to our employees which had an immediate vest of 33% and the remaining portion will equally vest over the next two years from the grant date and expire seven years from anniversary date.  We also granted 70,000 options to our Board of Directors that immediately vested and expire three years from grant date.  Additionally, we granted 500,000 options to our new Chief Executive Officer that immediately vested on the date of grant and expire five years from the anniversary date and 3,000,000 restricted stock grants that vest in portions if our stock price reaches certain predetermined prices and expire four years from anniversary date. The following table summarizes the assumptions used to value stock options granted during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Weighted-average:
Risk free interest rate	1.61%	2.60%
Expected option life (years)	3	6
Expected volatility	114%	85%
Expected dividends	None	None

(8)   Related Parties

GreenCert

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. The developer was an employee from August 2007 through February 2010. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural-related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract.

We utilized Enterprise Information Management, Inc. (EIM) to help assist us in the development of our GreenCert software. One of our former non-executive employees serves on the board of directors of EIM. We believe the terms and contracted amounts would have been similar if we had entered into this agreement with a third party.  We incurred costs of $1.5 million and $1.8 million during the three and six months ended June 30, 2009, respectively. As the former employee ceased employment with us in July 2009, EIM is no longer considered a related party and thus payments to EIM during 2010 are no longer disclosed.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of June 30, 2010 represent an 8% ownership interest in C-Lock Technology, Inc and a 23% ownership interest as of June 30, 2009.

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

(9)   Commitments and Contingencies

Litigation

2007 Notes Litigation

Subsequent to the closing of the sale of certain assets of our Buckeye Industrial Mining subsidiary (“Buckeye”) and certain assets of Evergreen, and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes, AQR Absolute Return Master Account L.P., et al., v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH). The Company was subsequently added as a defendant in the action. In the litigation, plaintiffs seek: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover “for Buckeye’s benefit” certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes); and (iii) to appoint a receiver to take control of Buckeye’s assets.

In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the 2007 Notes are in default.  In response, the Company filed a counterclaim in the litigation naming those plaintiffs as counterclaim defendants.  The counterclaim asserts lender liability and other tort claims in connection with the counterclaim defendants’ conduct.  The counterclaim also seeks a declaratory judgment that the defenses raised do not constitute an event of default under the 2007 Notes and the recovery of monetary damages related to the counterclaim defendants’ wrongful conduct in asserting the default and in connection with the 2007 Notes.

The Court initially issued a temporary restraining order limiting the Company’s ability to utilize, for working capital or other purposes, the portion of the proceeds which Evergreen received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses).  However, on June 8, 2010, the Court issued a ruling in favor of the Company lifting the temporary restraining order and rejecting the Plaintiff’s request for a further injunction on the use of these funds as well as the use of $5.0 million collateralizing certain environmental reclamation bonds.  In its ruling, the Court stated, “The notes have never been in default, the interest has been paid on time and the principal is not due until 2012.”

Although the Court has issued a ruling in favor of the Company, the remaining claims have not been fully resolved, and the litigation is continuing. We believe that we have meritorious defenses to the claims made and intend to defend ourselves vigorously in the action.

New Coal Holdings Litigation

On April 2, 2010, Evergreen Energy Inc and Buckeye filed suit in the United States District Court for the Northern District of Ohio naming as defendants New Coal Holdings LLC and New Coal Holdings Inc. The action is captioned, Buckeye Industrial Mining Co. et al., v. New Coal Holdings LLC, et al., Case No. 4:10-cv-00699-JRA (N.D. Ohio). The action arises out of an agreement between the parties concerning the possible acquisition of Buckeye or its assets.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010

The following table presents information about our net liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability—October 2009 preferred stock transaction	317	—	—	317
Put Warrant liability—March 2010 preferred stock transaction	944	—	—	944
Put Warrant liability—January 2010 common stock offering	$1,062	—	—	$1,062

The following table represents the change in fair value for the six months ended June 30, 2010

	Balance at December 31, 2009	Issuance	Unrealized (Loss) gain	Realized gain	Balance at June 30, 2010
	(in thousands)
2007 Notes embedded derivatives(1)	$7	$—	$—	$—	$7
Put Warrant liability — October 2009 preferred stock transaction (1)	1,265	—	948	—	317
Put Warrant liability —March 2010 preferred stock transaction (1)	—	1,853	909	—	944
Put Warrant liability —January 2010 common stock offering(1)	—	3,434	2,372	—	1,062
2009 Notes embedded derivatives	$705	$—	$—	$705	$—
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

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives(1)	$201	$—–	$—	$201

The following table represents the change in fair value for the six months ended June 30, 2009

	Balance at January 1, 2009	Settlement	Unrealized gain	Realized gain	Balance at June 30, 2009
	(in thousands)
2007 Notes embedded derivatives (1)	$25		$176	$—	$201
Auction rate securities (2)	1,800	2,000	—	200	—
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

(11)   Discontinued Operations

We executed on one of our strategic positioning plans by completing the sale of Buckeye. We believe the sale of Buckeye has allowed us to focus our resources on core business activities, including the GreenCert and K-Fuel technologies.  On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price will be deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement.  The sale closed on April 1, 2010, however, we are still subject to some post-closing obligations, including incurring costs related to the transfer of certain assets and providing support for such transfers.  Accordingly, the results of operations for the Mining Segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, the assets and liabilities of the Mining Segment have been reclassified to Assets of Discontinued Mining Operations and Liabilities of Discontinued Mining Operations, respectively.

The discontinued mining operations generated $0 and $12.6 million in revenues for the three and six months ended June 30, 2010, respectively, and $13.8 million and $31.6 million for the three and six months ended June 30, 2009, respectively.  Net loss from discontinued operations was $798,000 and $4.9 million for the three and six months ended June 30, 2010, respectively, and $2.2 million and $1.4 million for the three and six months ended June 30, 2009, respectively.

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

The assets and liabilities classified as assets held for sale included in the assets and liabilities of discontinued mining operations in the accompanying condensed consolidated balance sheets are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)

Inventory	$—	$1,747
Construction in progress	—	4,836
Pre-mining development and mineral rights	—	9,945
Property, plant, and equipment	—	12,772
Asset retirement obligations	—	(2,449)
Total assets held for sale in discontinued mining operations	$—	$26,851

Pursuant to the sale agreement, inventory, property, plant, equipment, mineral rights, Evergreen’s dock facilities and the assumption of asset retirement obligations and obligations related to the 47-year dock lease were transferred to Rosebud.  Evergreen retains the rights to accounts receivable and obligations related to accounts payable and accrued liabilities that existed on the sale date April 1, 2010.  We anticipate exit costs to be approximately $3.0 million.  As of June 30, 2010, we had recognized $3.0 million in exit costs, of which include selling fees related to the sale. We recorded a net gain of $1.0 million from our sale of Buckeye and Evergreen mining assets and is included in our operating loss for the three and six months ended June 30, 2010.

(12)  Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three and six months ended June 30, 2010 and 2009, our consolidating balance sheets as of June 30, 2010 and December 31, 2009, and our consolidating statements of cash flows for the six months ended June 30, 2010 and 2009.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC. The 2009 Notes are not guaranteed by any subsidiaries and are reflected in the Evergreen Energy Inc. column. The 2009 Notes were co-issued by Evergreen Energy Inc., our wholly owned subsidiary Evergreen Operations, LLC and its wholly owned subsidiary, Buckeye Industrial Mining Co. The co-issuers are jointly and severally liable for the debt, and the debt is secured by all of Buckeye’s assets and Evergreen Operations LLC’s equity interest in Buckeye.  As a result of the sale of Buckeye on April 1, 2010 the results of operations for the Mining Segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, the assets and liabilities of the Mining Segment have been reclassified to Assets of Discontinued Mining Operations, and Liabilities of Discontinued Mining Operations, respectively.  We did not re-allocate our corporate costs nor restate our operating segments results in the comparative period ended June 30, 2009 as a result of the presentation of the mining operations as discontinued operations.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$4,431	$—	$30	$—	$4,461
Accounts receivable, net	23	—	—	—	23
Prepaid and other assets	1,665	1	309	—	1,975
Restricted cash	5,084	—	—	—	5,084
Assets of discontinued mining operations	—	2,939	—	—	2,939
Total current assets	11,203	2,940	339	—	14,482
Property, plant and equipment, net of accumulated depreciation	1,378	2,038	1,580	—	4,996
Construction in progress	7,474	—	5,140	—	12,614
Restricted cash	6,265	—	—	—	6,265
Debt issuance costs, net of amortization	824	—	—	—	824
Investment in consolidated subsidiaries	(288,500)	—	—	288,500	—
Due from subsidiaries	287,292	—	—	(287,292)	—
Other assets	1,343	—	1,423	—	2,766
	$27,279	$4,978	$8,482	$1,208	$41,947
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,077	$—	$211	$—	$2,288
Accrued liabilities	2,842	183	21	—	3,046
Other current liabilities	545	—	550	—	1,095
Liabilities of discontinued mining operations	—	906	—	—	906
Total current liabilities	5,464	1,089	782	—	7,335
Long-term debt	27,806	—	—	—	27,806
Deferred revenue	—	—	8,065	—	8,065
Due to parent	—	237,743	49,549	(287,292)	—
Asset retirement obligations	—	4,532	—	—	4,532
Derivative liability	2,323	—	—	—	2,323
Other liabilities, less current portion	1,063	—	200	—	1,263
Total liabilities	36,656	243,364	58,596	(287,292)	51,324
Commitments and contingencies
Temporary capital	3	—	—	—	3
Total equity (deficit)	(9,380)	(238,386)	(50,114)	288,500	(9,380)
	$27,279	$4,978	$8,482	$1,208	$41,947

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,165	$5	$37	$—	$2,207
Accounts receivable, net	6	—	584	—	590
Receivable from Parent 2009 convertible notes	—	16,022	—	(16,022)	—
Debt issue cost, net of amortization	2,089	—	—	—	2,089
Prepaid and other assets	1,343	—	3	—	1,346
Assets from discontinued mining operations	2,476	32,308	—	—	34,784
Total current assets	8,079	48,335	624	(16,022)	41,016
Property, plant and equipment, net of accumulated depreciation	1,693	2,037	2,158	—	5,888
Construction in progress	7,504	—	4,955	—	12,459
Restricted cash	11,339	—	—	—	11,339
Debt issuance costs, net of amortization	994	—	—	—	994
Investment in consolidated subsidiaries	(286,147)	—	—	286,147	—
Due from subsidiaries	306,040	—	—	(306,040)	—
Other assets	1,385	—	1,423	—	2,808
	$50,887	$50,372	$9,160	$(35,915)	$74,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,235	$—	$555	$—	$3,790
Accrued liabilities	5,480	168	568	—	6,216
Short-term debt	16,022	16,022	—	(16,022)	16,022
Other current liabilities	1,372	—	550	—	1,922
Liabilities of discontinued mining operations	245	8,997	—	—	9,242
Total current liabilities	26,354	25,187	1,673	(16,022)	37,192
Long-term debt	27,899	—	—	—	27,899
Deferred revenue	—	—	8,265	—	8,265
Due to parent	—	259,450	46,590	(306,040)	—
Asset retirement obligations	—	4,420	—	—	4,420
Derivative liability	1,265	—	—	—	1,265
Other liabilities, less current portion	1,244	—	94	—	1,338

Total liabilities	56,762	289,057	56,622	(322,062)	80,379
Commitments and contingencies
Temporary Capital	2	—	—	—	2
Total equity (deficit)	(5,877)	(238,685)	(47,462)	286,147	(5,877)
	$50,887	$50,372	$9,160	$(35,915)	$74,504

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$103	$—	$103
Total operating revenue	—	—	103	—	103
Operating expenses:
General and administrative	2,138	88	948	—	3,174
Plant costs	—	118	—	—	118
Depreciation, depletion and amortization	187	—	298	—	485
Research and development	—	—	195	—	195
Total operating expenses	2,325	206	1,441	—	3,972
Operating loss	(2,325)	(206)	(1,338)	—	(3,869)
Other income (expense):
Interest income	4	—	—	—	4
Interest expense	(459)	—	—	—	(459)
Loss on early extinguishment of debt	(2,267)	—	—	—	(2,267)
Other income (expense), net	2,541	61	—	—	2,602
Total other (expense) income	(181)	61	—	—	(120)

Loss from continuing operations	(2,506)	(145)	(1,338)	—	(3,989)
(Loss) gain from discontinued mining operations	(2,325)	1,527	—	—	(798)
Equity in gain of subsidiaries	44	—	—	(44)	—
Net loss	(4,787)	1,382	(1,338)	(44)	(4,787)
Less: net loss attributable to non-controlling interest	—	—	—	84	84
Net (loss) gain attributable to Evergreen Energy Inc.	$(4,787)	$1,382	$(1,338)	$40	$(4,703)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Consulting and other	$—	$—	$16	$—	$16
Total operating revenue	—		16	—	16
Operating expenses:
General and administrative	1,823	324	2,674	—	4,821
Plant costs	—	516	—	—	516
Depreciation, depletion and amortization	342	11	293	—	646
Research and development	—	—	16	—	16
Total operating expenses	2,165	851	2,983	—	5,999

Operating loss	(2,165)	(851)	(2,967)	—	(5,983)
Other income (expense):
Interest income	10	—	1	—	11
Interest expense	(804)	—	—	—	(804)
Other income (expense), net	210	55	—	—	265
Total other (expense) income	(584)	55	1	—	(528)

Loss from continuing operations	(2,749)	(796)	(2,966)	—	(6,511)
Net income (loss)from discontinued mining operations	(152)	(2,096)	—		(2,248)
Equity in loss of subsidiaries	(5,858)	—	—	5,858	—
Net loss	(8,759)	(2,892)	(2,966)	5,858	(8,759)
Less: net loss attributable to non-controlling interest	—	—	—	524	524
Net loss attributable to Evergreen Energy Inc.	$(8,759)	$(2,892)	$(2,966)	$6,382	$(8,235)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$203	$—	$203
Total operating revenue	—		203	—	203
Operating expenses:
General and administrative	6,574	162	1,936	—	8,672
Plant costs	—	254	—	—	254
Depreciation, depletion and amortization	384	—	595	—	979
Research and development	—	—	194	—	194
Total operating expenses	6,958	416	2,725	—	10,099
Operating loss	(6,958)	(416)	(2,522)	—	(9,896)
Other income (expense):
Interest income	6	—	—	—	6
Interest expense	(1,532)	—	—	—	(1,532)
Loss on early extinguishment of debt	(2,267)	—	—	—	(2,267)
Other income (expense), net	4,884	688	(23)	—	5,549
Total other (expense) income	1,091	688	(23)	—	1,756

(Loss) gain from continuing operations	(5,867)	272	(2,545)	—	(8,140)
Net (loss) income from discontinued mining operations	(2,525)	(2,354)	—		(4,879)
Equity in loss of subsidiaries	(4,627)	—	—	4,627	—
Net (loss) income	(13,019)	(2,082)	(2,545)	4,627	(13,019)
Less: net loss attributable to non-controlling interest	—	—	—	170	170
Net loss attributable to Evergreen Energy Inc.	$(13,019)	$(2,082)	$(2,545)	$4,797	$(12,849)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Consulting and other	$—	$—	$150	$—	$150
Total operating revenue	—		150	—	150
Operating expenses:
General and administrative	5,367	925	5,357	—	11,649
Plant costs	—	1,004	—	—	1,004
Depreciation, depletion and amortization	685	18	591	—	1,294
Research and development	—	—	47	—	47
Total operating expenses	6,052	1,947	5,995	—	13,994

Operating loss	(6,052)	(1,947)	(5,845)	—	(13,844)
Other income (expense):
Interest income	34	—	24	—	58
Interest expense	(1,347)	—	—	—	(1,347)
Other income (expense), net	744	215	(30)	—	929
Total other (expense) income	(569)	215	(6)	—	(360)

Loss from continuing operations	(6,621)	(1,732)	(5,851)	—	(14,204)
Net income (loss) from discontinued mining operations	(310)	(1,099)	—		(1,409)
Equity in loss of subsidiaries	(8,682)	—	—	8,682	—
Net loss	(15,613)	(2,831)	(5,851)	8,682	(15,613)
Less: net loss attributable to non-controlling interest	—	—	—	1,010	1,010
Net loss attributable to Evergreen Energy Inc.	$(15,613)	$(2,831)	$(5,851)	$9,692	$(14,603)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(5,023)	$(1,088)	$(2,217)	$—	$(8,328)
Cash used in operating activities of discontinued mining operations	(2,560)	(2,293)	—	—	(4,853)
Cash used in operating activities	(7,583)	(3,381)	(2,217)	—	(13,181)

Investing activities:
Purchases of construction in progress, plant property and equipment	(566)	(23)	(735)	—	(1,324)
Proceeds from sale of assets	—	532	—	—	532
Cash (used in) provided by investing activities of continuing operations	(566)	509	(735)	—	(792)
Cash provided by investing activities of discontinued mining operations	—	23,005	—		23,005
Cash (used in) provided by investing activities	(566)	23,514	(735)		22,213

Financing Activities:
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—	—	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Distributions from subsidiary	3,315	—	—	—	3,315
Payment of note principal related to 2009 Notes	(17,250)	—	—	—	(17,250)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payments to parent/subsidiaries	(16,534)	(532)	—	17,066	—
Advances /from parent/subsidiaries	27,852	1,106	2,945	(31,903)	—
Payments of debt issue cost	(1,999)	—	—	—	(1,999)
Other	(6)	—	—	—	(6)
Cash provided by (used in) financing activities of continuing operations	7,855	574	2,945	(14,837)	(3,463)
Cash provided by (used in) financing activities of discontinued mining operations	2,560	(20,712)	—	14,837	(3,315)
Cash provided by (used in) financing activities	10,415	(20,138)	2,945	—	(6,778)

Increase (decrease) in cash and cash equivalents	2,266	(5)	(7)	—	2,254
Cash and cash equivalents, beginning of period	2,165	5	37	—	2,207
Cash and cash equivalents, end of period	$4,431	$0	$30	$—	$4,461

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash (used in) provided by operating activities of continuing operations	$(9,591)	$1,059	$(1,988)	$—	$(10,520)
Cash (used in) provided by operating activities of discontinued mining operations	1,576	2,878	—	—	4,454
Cash (used in) provided by operating activities	(8,015)	3,937	(1,988)	—	(6,066)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(1,197)	—	(1,741)	—	(2,938)
Proceeds from maturities of marketable securities	—	—	2,000	—	2,000
Restricted cash and marketable securities, net	58	—	—	—	58
Other	20	—	—	—	20
Cash (used in) provided by investing activities of continuing operations	(1,119)	—	259	—	(860)
Cash (used in) provided by investing activities of discontinued mining operations	(216)	(5,943)	—	—	(6,159)
Cash (used in) provided by investing activities	(1,335)	(5,943)	259	—	(7,019)

Financing Activities:
Proceeds from the issuance of convertible debt	10,000	—	—	—	10,000
Proceeds from reverse repurchase transaction	—	—	1,800	—	1,800
Payments on reverse repurchase transaction	—	—	(1,800)	—	(1,800)
Payments to parent/subsidiaries	(39,719)	(1,680)	(2,038)	43,437	—
Advances /from parent/subsidiaries	36,175	1,986	3,571	(41,732)	—
Payment debt issue cost	(1,073)	—	—	—	(1,073)
Other	(2)	—	1	—	(1)
Cash (used in) provided by financing activities of continuing operations	5,381	306	1,534	1,705	8,926
Cash (used in) provided by financing activities of discontinued mining operations	—	1,705	—	(1,705)	—
Cash provided by (used in) financing activities	5,381	2,011	1,534	—	8,926

Increase (decrease) in cash and cash equivalents	(3,969)	5	(195)		(4,159)
Cash and cash equivalents, beginning of period	6,550	—	1,117	—	7,667
Cash and cash equivalents, end of period	$2,581	$5	$922	$—	$3,508

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

K-Fuel

Through our proprietary K-Fuel process we intend to meet the specific needs of public utility, industrial and international customers by providing economical solutions for energy supply and compliance with environmental emission standards. Additional markets served by our K-Fuel process include mines looking to expand the market for their low rank coal by transforming it into a higher value fuel and chemical manufacturers using coal as a feedstock. Our K-Fuel process uses heat and pressure to physically and chemically transform high-moisture, low-Btu coals, such as sub-bituminous coal and lignite, into a more energy dense, energy efficient, lower-emission fuel. The inherent efficiency of higher Btu-lower moisture coal improves power plant performance and reduces emissions on a per kilowatt-hour-generated basis. We believe that China presents the best near term opportunity to develop the K-Fuel technology because of its plentiful reserves of low-Btu coals, its rapid growth in electric power demand and its lower construction and manufacturing costs. However, we continue to explore a variety of geographic areas to maximize K-Fuel valuation. The goal of our K-Fuel technology is to transform those lower-rank coals into more efficient and environmentally compliant fuels in order to meet the increasing demand for energy in an optimal fashion. We are continuing to pursue commercial projects in China through Evergreen China, a Sino-US joint venture between Evergreen Energy Inc. and Chinese industry investors. As previously announced, Evergreen China signed a three-way agreement with the integrated utility/chemical manufacturer in Inner Mongolia and a large Chinese design institute to define project scope and schedule for incorporation into a commercial agreement, furthering the letter of intent (LOI) to build a commercial scale reference K-Fuel plant in Inner Mongolia signed in the fourth quarter of last year. Evergreen-China continues to have discussions with the Chinese conglomerate regarding the commercial agreement for the construction of this K-Fuel plant.

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

RESULTS OF OPERATIONS

Our segments include the GreenCert segment, Plant segment and Technology segment. The GreenCert segment reflects activities related to the measurement of green house gases and certification of environmental improvements as carbon credits. The Plant segment primarily represents revenue and costs related to our Fort Union plant in Gillette, Wyoming, at which we suspended operations in March 2008. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures.  Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker. As a result of the sale of Buckeye, the Mining segment, which previously, primarily represented the mining operations of our subsidiary Buckeye, was reclassified to discontinued operations for our condensed consolidated financial statements but for purposes of our segment reporting disclosures prior year amounts of corporate allocations were not restated.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the three and six months ended June 30, 2010 were $103,000 and $203,000, respectively, compared to $16,000 and $150,000 for the same periods ended June 30, 2009.

General and Administrative

Corporate costs within our Technology segment are allocated to our other segments, generally on a percentage, based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures. As a result of the sale of Buckeye, the Mining segment, which previously primarily represented the mining operations of our subsidiary Buckeye, was reclassified to discontinued operations for our condensed consolidated financial statements and for the purposes of our management discussion and analysis disclosures herein.  Note that prior year amounts of corporate allocations were not restated as a result of discontinued operations treatment. As a result of the sale of Buckeye and certain Evergreen assets, these allocated costs have significantly increased in our remaining segments most notably in our Technology and GreenCert segments when compared to 2009.

The following table summarizes our general and administrative costs for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Non-cash, share-based compensation	$257	$(1,126)	$2,262	$382
Employee-related costs	1,213	2,662	2,686	4,868
Professional fees	817	1,200	1,739	2,245
Office and travel costs	370	787	848	1,562
Insurance and other	517	1,126	1,137	2,046
Total general and administrative	$3,174	$4,649	$8,672	$11,103

Non-cash, share-based compensation expenses were $257,000 and $(1.1) million for the three months ended June 30, 2010 and 2009, respectively.  Non-cash, share-based compensation expenses were $2.3 million  and $382,000 for the six months ended June 30, 2010 and 2009, respectively, most of which relate to our Technology segment.  The increase for both the three and six months ended June 30, 2010 compared to the same periods in 2009 was due in part to a transition agreement we entered into with a former officer.  Pursuant to that agreement, we accelerated the vesting of the restricted stock grant and recorded $0 and $1.6 million of non-cash compensation for the three and six months ended June 30, 2010 in our Technology segment.  Furthermore, in 2005, we issued restricted shares to our former Chief Executive Officer and recognized non-cash expense ratably over the requisite service period until his retirement in June 2009.  Since the restricted shares never vested and were forfeited upon his retirement, the cumulative non-cash compensation expense recorded since 2005 was reversed in the second quarter of 2009.  This reversal of non-cash compensation totaled $2.9 million for the three and six months ended June 30, 2009.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs associated with each of our segments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

GreenCert	$510	$1,118	$1,084	$2,297
Technology	635	1,433	1,460	2,294
Plant	68	111	142	277
Total employee-related	$1,213	$2,662	$2,686	$4,868

The decreases for the three and six months ended June 30, 2010 in comparison to the same periods in 2009 were due to lower head-count in both our GreenCert and Technology segments.  Employee related costs in our Plant segment are associated with allocations of corporate overhead costs as this segment has no direct employee costs.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

GreenCert	$87	$254	$168	$577
Technology	721	933	1,560	1,630
Plant	9	13	11	38
Total professional fees	$817	$1,200	$1,739	$2,245

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

GreenCert	$165	$357	$324	$602
Technology	197	413	516	924
Plant	8	17	8	36
Total office and travel	$370	$787	$848	$1,562

The decrease for the three and six months ended June 30, 2010 compared to the same periods ended June 30, 2009 is related to less international travel in our GreenCert segment and Technology segment.  Furthermore, office costs were lower due to the amortization of our accrued sublease loss, which was recorded in the third quarter of 2009 and related to the unused office space at our corporate location.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

GreenCert	$155	$350	$291	$576
Technology	360	769	844	1,449
Plant	2	7	2	21
Total insurance and other	$517	$1,126	$1,137	$2,046

The decrease for the three and six months ended June 30, 2010 compared to the same periods in 2009 was due to cost saving measures resulting in less outsourcing costs associated with engineering and technical services and less consulting fees for certain members of our board of directors.

Plant costs

Subsequent to the idling of the Fort Union plant, costs primarily consist of salaries and wages, security and repair and maintenance.  Plant costs were $118,000 and $516,000 for the three months ended June 30, 2010 and 2009, respectively, and were $254,000 and $1.0 million for the six months ended June 30, 2010 and 2009, respectively.  Plant costs decreased for these periods as we continued to reduce costs at this site.  Overall, while we anticipate costs to somewhat decline in 2010 compared to 2009, we will continue to incur various costs related to maintaining the site in a non-operating mode.

Other

Interest expense

Interest expense for the quarter ended June 30, 2010 was $459,000 compared to $804,000 for the same period ended 2009.  Interest expense for the six months ended June 30, 2010 was $1.5 million compared to $1.3 million for the same period ended 2009.The interest expense relates to the 2007 Notes and 2009 Notes more fully described in Note 5 – Debt to the condensed consolidated financial statements included herein and Note 7—Debt in our Form 10-K for the year ended December 31, 2009.  Pursuant to discontinued operations accounting guidance, interest expense related to our 2009 Notes is reflected in (loss) gain from discontinued mining operations for all periods presented.  Debt issuance cost and exit fees related to the 2009 Notes is reflected as interest expense in our continuing operations.  The decrease in interest expense for the three months ended June 30, 2010 compared to the same period ended June 30, 2009 is primarily related to the amortization of finance charges related to the 2009 Notes.

Loss on early extinguishment of debt

We recorded a loss on the early extinguishment of the 2009 notes primarily related to the acceleration of debt issuances costs, the acceleration of exit fees and the write-off of the derivatives associated with these notes.

Other income

During the second quarter 2010, other income was $2.6 million as compared to other income of $265,000 for the same period ended 2009.  Other income was $5.5 million and $929,000 for the six months ended June 30, 2010 and 2009, respectively.  We are required to evaluate the fair value of the embedded derivatives at the end of each reporting period. We recognized a $2.6 million gain on the fair value adjustments for our embedded derivatives for the three months ended June 30, 2010.  We recognized a $4.9 million gain on the fair value adjustments for our embedded derivatives for the six months ended June 30, 2010.  These fair value adjustments are non-cash items, and each quarter’s estimations are impacted, in part, by our stock price.

Discontinued Mining Operations

Discontinued Mining Operations is comprised of the following:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Mining revenue	$12,619	$31,560
Coal mining operating costs	(12,058)	(25,981)
General and administrative	(1,425)	(2,341)
Depreciation, depletion & amortization	(1,281)	(3,757)
Other (loss) income	(2,734)	(890)
Discontinued mining operations	$(4,879)	$(1,409)

Liquidity and Capital Resources

We have increased our cash flow used in operations by $7.1 million, when comparing the six months ended June 30, 2010 to the same period in 2009. The increase in cash used in operations when comparing the two periods includes $2.2 million decrease in cash used from continuing operations, and $9.3 million increase in cash used in discontinued operations. The decrease in cash used in continuing operations is primarily due to the reduction of our professional fees and other general and administrative costs. The increase in cash used in discontinued operations is primarily due to the acceleration of payments of Buckeye’s liabilities as we exit our mining operations including selling and exit costs; and additional interest expense related to our 2009 Debt restructuring.  In addition, we have invested $1.3 in capital expenditures, primarily related to GreenCert’s development during the quarter ended June 30, 2010.

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

We received $25.1 million from the sale of Buckeye, of which $19.2 million was used to retire our 2009 Notes principal balance, accrued interest and exit fees.  Pursuant to the asset purchase agreement, $2.8 million of these proceeds were placed in an escrow account to be used for potential unknown contingent liabilities and is reflected in discontinuing mining operations on our condensed consolidating balance sheets as of June 30, 2010.  The $2.8 million will be released to us on March 31, 2011 less any payments for unknown contingent liabilities.  In addition, we received $4.9 million of additional cash from the release of our reclamation bonds on August 5, 2010.  This cash was reflected in current restricted cash as of June 30, 2010 on our condensed consolidating balance sheets.

Actual 2009 cash flows from Buckeye’s operations were less than anticipated and combined with the on-going costs associated with GreenCert, we were required to raise additional capital in 2010. As a result, we completed two financing deals: (i) On March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; and (ii) On January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million. See Note 4—Financing Arrangements to the condensed consolidated financial statements included herein for further description of the financings completed during the first quarter of 2010. However, we continue to require additional capital to fully fund the anticipated development of our GreenCert technology and expect to investigate available sources of capital. Because of the need for additional capital to fund operations and costs to develop GreenCert, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We have dramatically reduced our cash utilization principally by reducing general and administrative costs. A portion of these savings have been offset by further investment in our GreenCert business. We continue to evaluate our cash position and cash utilization and have and may make additional adjustments to capital expenditures or certain operating expenditures, as necessary.

Historical View

Cash Used in Operating Activities

Cash used in operating activities of continuing operations was $8.3 million and $10.5 million for the six months ended June 30, 2010 and 2009, respectively.  The majority of the cash used in continuing operations for the six months ended June 30, 2010 relates to cash used in our on-going operations adjusted for non-cash items, changes in operating assets and liabilities. The most significant being $2.3 million non-cash compensation, $(3.2) million for our derivative fair value adjustments and $2.3 million related to the accelerated amortization of debt issuance costs on our 2009 Notes retirement. The most significant adjustments for the six months ended June 30, 2009 were non-cash share based compensation of $662,000 and depreciation, depletion, and amortization of $1.3 million.

Cash Used in Investing Activities

Cash  used  in investing activities of continuing operations was $792,000 and $860,000 for the six months ended June 30, 2010 and 2009, respectively.  The majority of the uses of cash relate to the following:

•	We spent $1.3 million and $2.9 million primarily relating to GreenCert development for the six months ended June 30, 2010 and 2009, respectively.

•	We received $2.0 million in proceeds from the maturity of marketable securities during the six months ended June 30, 2009.

Cash (Used in) Provided by Financing Activities

Cash (used in) provided by financing activities of continuing operations during the six months ended June 30, 2010 was $(6.8) million compared to $8.9 million for the six months ended June 30, 2009.  The decrease between the two periods principally relates to the financing activities as further described in Note 4—Financing Arrangements and Note 5— Debt to the condensed consolidated financial statements included herein.

Cash (Used in) Provided by Discontinued Operations

Cash (used in) provided by operating activities of discontinued operations was $(4.9) million and $4.5 million for the six months ended June 30, 2010 and 2009, respectively. The net increase in operating cash used was due to payment of interest on the 2009 Note, the sale of certain Buckeye and Evergreen assets on April 1, 2010, and related selling and exit costs. After April 1, 2010, Buckeye operations ceased.

Cash provided by (used in) investing activities of discontinued operations was $23.0 million and $(6.2) million for the six months ended June 30, 2010 and 2009, respectively. The increase is related to the cash received from the sale of certain of Buckeye and Evergreen assets.

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

Changes in Internal Control over Financial Reporting

As we disclosed in our Form 10-K for year ended December 31, 2009 which we filed on March 31, 2010, we determined that there was a material weakness in our internal controls over financial reporting related to the identification of and accounting for complex financial instruments, including those with embedded derivatives.  As a result of the Company performing additional procedures these embedded derivatives were properly identified and accounted for in the year end financial statements dated December 31, 2009. Additionally, because the material weakness related solely to our complex financing arrangements, which are not pervasive to our business, the impact of the material weakness was not pervasive to our internal controls over financial reporting.

During the completion of the quarter ended March 31, 2010 financial statements, the Company became more familiar with the accounting for these types of instruments, through research and understanding of the accounting literature related to embedded derivatives. While we have implemented certain controls to address this matter in the quarter ended March 31, 2010 as described above, we do not believe that this material weakness has been remediated as of June 30, 2010.  Consequently, enhanced controls are being implemented during the third quarter of 2010. These include enhancing the Company’s Accounting Department with additional headcount and utilizing third party expertise when deemed necessary.  Despite the material weakness described above, we believe that the June 30, 2010 condensed consolidated financial statements are correct in all material respects.

As of a result of the sale of Buckeye on April 1, 2010, there was an elimination of all controls specifically related to Buckeye operations.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

2007 Notes Litigation

Subsequent to the closing of the sale of certain assets of our Buckeye Industrial Mining subsidiary (“Buckeye”) and certain assets of Evergreen, and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes, AQR Absolute Return Master Account L.P., et al., v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH). The Company was subsequently added as a defendant in the action. In the litigation, plaintiffs seek: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover “for Buckeye’s benefit” certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes); and (iii) to appoint a receiver to take control of Buckeye’s assets.

In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the 2007 Notes are in default.  In response, the Company filed a counterclaim in the litigation naming those plaintiffs as counterclaim defendants.  The counterclaim asserts lender liability and other tort claims in connection with the counterclaim defendants’ conduct.  The counterclaim also seeks a declaratory judgment that the defenses raised do not constitute an event of default under the 2007 Notes and the recovery of monetary damages related to the counterclaim defendants’ wrongful conduct in asserting the default and in connection with the 2007 Notes.

The Court initially issued a temporary restraining order limiting the Company’s ability to utilize, for working capital or other purposes, the portion of the proceeds which Evergreen received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses).  However, on June 8, 2010, the Court issued a ruling in favor of the Company lifting the temporary restraining order and rejecting the Plaintiff’s request for a further injunction on the use of these funds as well as the use of $5.0 million collateralizing certain environmental reclamation bonds.  In its ruling, the Court stated, “The notes have never been in default, the interest has been paid on time and the principal is not due until 2012.”

Although the Court has issued a ruling in favor of the Company, the remaining claims have not been fully resolved, and the litigation is continuing. We believe that we have meritorious defenses to the claims made and intend to defend ourselves vigorously in the action.

New Coal Holdings Litigation

On April 2, 2010, Evergreen Energy Inc and Buckeye filed suit in the United States District Court for the Northern District of Ohio naming as defendants New Coal Holdings LLC and New Coal Holdings Inc. The action is captioned, Buckeye Industrial Mining Co. et al., v. New Coal Holdings LLC, et al., Case No. 4:10-cv-00699-JRA (N.D. Ohio). The action arises out of an agreement between the parties concerning the possible acquisition of Buckeye or its assets. Defendants claim that, as a result of the recent sale of Buckeye assets, they are owed $650,000 under the agreement. The complaint seeks both a declaratory judgment that the defendants breached the agreement such that nothing more is owed to them and the recovery of $350,000 previously paid to them under the agreement. The action is in the very earliest stages and no case management dates have been set.

We are not engaged in any additional material legal proceedings which involve us, any of our subsidiaries or any of our properties.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on  Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended.

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
10.40

Asset Purchase Agreement dated March 12, 2010 among Rosebud Mining Company, Buckeye Industrial Mining Co. and Evergreen Energy, Inc. (incorporated by reference to Exhibit 10.40 to our 10-K filed on March 31, 2010)

10.41

Escrow Agreement dated March 12, 2010 among Rosebud Mining Company, Buckeye Industrial Mining Co. and Evergreen Energy, Inc. (incorporated by reference to Exhibit 10.40 to our 10-K filed on March 31, 2010)

10.42

Amendment No. 1 to Asset Purchase Agreement dated March 29, 2010 among Rosebud Mining Company, Buckeye Industrial Mining Co. and Evergreen Energy, Inc. (incorporated by reference to Exhibit 10.40 to our 10-K filed on March 31, 2010)

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

EVERGREEN ENERGY INC.

Date: August 9, 2010	By:	/s/ THOMAS H. STONER, JR.
Thomas H. Stoner, Jr.
Chief Executive Officer

Date: August 9, 2010	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Vice President and Chief Financial Officer