Form 10-Q
period 2010-09-30
EVERGREEN ENERGY INC
filed 2010-11-15
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 10, 2010 there were 18,888,491 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
	(in thousands)
Assets
Current:
Cash and cash equivalents	$5,363	$2,207
Accounts receivable, net	—	590
Debt issue costs, net of amortization	—	2,089
Prepaid and other assets	1,984	1,346
Assets of discontinued plant operations	2,020	2,038
Assets of discontinued mining operations	2,864	34,784
Total current assets	12,231	43,054
Property, plant and equipment, net of accumulated depreciation	1,903	3,850
Construction in progress	10,100	12,459
Restricted cash	6,386	11,339
Debt issue costs, net of amortization	581	994
Other assets	2,730	2,808
	$33,931	$74,504

Liabilities, Temporary Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,713	$3,790
Accrued liabilities	2,526	6,048
Short-term debt	—	16,022
Other current liabilities	852	1,922
Liabilities of discontinued plant operations	4,757	4,588
Liabilities of discontinued mining operations	621	9,242
Total current liabilities	11,469	41,612
Long-term debt	21,858	27,899
Deferred revenue	7,965	8,265
Derivative liability	2,505	1,265
Other liabilities, less current portion	1,241	1,338
Total liabilities	45,038	80,379
Commitments and contingencies (Note 10)
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 16 shares authorized; .003 and .002 outstanding, respectively	3	2
Stockholders’ deficit:
Preferred stock, $.001 par value, shares authorized 19,984; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 18,811 and 11,177 shares issued and outstanding, respectively	19	11
Additional paid-in capital	538,711	525,952
Accumulated deficit	(547,381)	(529,939)
Deficit attributable to Evergreen Energy Inc. stockholders’	(8,651)	(3,976)
Deficit attributable to noncontrolling interest	(2,459)	(1,901)
Total stockholders’ deficit	(11,110)	(5,877)
	$33,931	$74,504

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except for per share amounts)

Operating revenues:
GreenCert licensing	$100	$—	$303	$—
Consulting and other	—	260	—	410
Total operating revenue	100	260	303	410

Operating expenses:
General and administrative	3,272	9,771	11,951	21,414
Depreciation, depletion, and amortization	403	591	1,382	1,868
Research and development	268	7	462	54
Impairment	3,467	—	3,467	—
Total operating expenses	7,410	10,369	17,262	23,336

Operating loss	(7,310)	(10,109)	(16,959)	(22,926)

Other income (expense):
Interest income	15	5	20	62
Interest expense	(296)	(1,356)	(1,828)	(2,935)
Loss on early extinguishment of debt	—	—	(2,267)	—
Gain on debt–for-equity exchange	3,115	—	3,115	322
Other income (expense), net	(290)	(38)	4,570	355
Total other income (expense)	2,544	(1,389)	3,610	(2,196)

Loss from continuing operations	(4,766)	(11,498)	(13,349)	(25,122)
Loss from discontinued mining operations	(102)	(3,109)	(4,980)	(4,285)
(Loss) income from discontinued plant operations	(113)	(243)	329	(1,055)
Net loss	(4,981)	(14,850)	(18,000)	(30,462)
Less: net loss attributable to noncontrolling interest	388	680	558	1,689
Net loss attributable to Evergreen Energy Inc.	(4,593)	(14,170)	(17,442)	(28,773)
Dividends on preferred stock	—	—	(4,312)	—
Net loss attributable to common shareholders	$(4,593)	$(14,170)	$(21,754)	$(28,773)
Basic and diluted net loss per common share from continuing operations	$(0.28)	$(1.03)	$(0.83)	$(2.32)
Basic and diluted net income (loss) per common share from discontinued mining and plant operations	$(0.01)	$(0.30)	$(0.29)	$(0.49)
Basic and diluted net loss per common share	$(0.26)	$(1.27)	$(1.35)	$(2.66)
Weighted-average common shares outstanding	17,447	11,132	16,162	10,821

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)
(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	(Deficit)
	(in thousands)

Balance at January 1, 2010	$(3,976)	$(1,901)	$(5,877)
Sale of common stock	4,662	—	4,662
Preferred stock converted to common	2,548	—	2,548
Debt–for-equity exchange	2,626	—	2,626
Share-based compensation expense related to employees, directors and other	2,931	—	2,931
Net loss	(17,442)	(558)	(18,000)
Balance at September 30, 2010	$(8,651)	$(2,459)	$(11,110)

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Operating activities:
Net loss from continuing operations	$(13,349)	$(25,122)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	2,931	3,886
Depreciation, depletion, and amortization	1,382	1,868
Gain on marketable securities	—	(200)
Derivative fair value adjustment	(3,050)	(91)
Amortization of debt issuance costs	2,337	1,476
Amortization of initial fair value of derivative	(134)	(112)
Impairment	3,467	413
Loss on sublease	—	1,027
Gain on debt for equity exchange	(3,115)	(167)
Other	(82)	6
Changes in operating assets and liabilities:
Accounts receivable	550	—
Prepaid expenses and other assets	(275)	(671)
Deferred revenue and other obligations	(754)	2,241
Accounts payable and accrued expenses	(1,883)	777
Cash (used in) operating activities of continuing operations	(11,975)	(14,669)
Cash (used in) provided by operating activities of discontinued mining and plant operations	(5,003)	4,645
Cash used in operating activities	(16,978)	(10,024)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(1,421)	(3,520)
Proceeds from maturities of marketable securities	—	2,000
Restricted cash	4,953	55
Cash provided by (used in) investing activities of continuing operations	3,532	(1,465)
Cash provided by (used in) investing activities of discontinued mining and plant operations	23,537	(7,532)
Cash provided by (used in) investing activities	27,069	(8,997)

Financing Activities:
Proceeds from issuance of convertible debt	—	15,000
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—
Payment of dividends on convertible preferred stock	(4,312)	—
Payment of note principal related to 2009 Notes	(17,250)	—
Proceeds from reverse repurchase transaction	—	1,800
Payments on reverse repurchase transaction	—	(1,800)
Payments of debt issue costs	(2,179)	(1,830)
Other	17	(21)
Cash (used in) provided by financing activities of continuing operations	(6,935)	13,149
Cash used in financing activities of discontinued mining and plant operations	—	—
Cash (used in) provided by financing activities	(6,935)	13,149

Increase (decrease) in cash and cash equivalents	3,156	(5,872)
Cash and cash equivalents, beginning of period	2,207	7,667
Cash and cash equivalents, end of period	$5,363	$1,795

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

In this Form 10-Q, we use the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Bimco (previously known as Buckeye Industrial Mining Co.) and referred to as “Buckeye” herein. All references to C-Lock®, GreenCert™, K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Direct® plants, refer to our technologies and patented processes explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

(1)   Business

We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. We are comprised of two discrete business units within the clean energy technology sector, which utilize two proprietary and potentially transformative green technologies: K-Fuel and the GreenCert suite of software and services.  The K-Fuel process, our patented clean coal technology, significantly improves the performance of low-rank coals yielding higher efficiency and lower emissions, by applying heat and pressure to low-rank coals. The increase is variable depending on the type of coal we process. Our GreenCert software suite focuses on providing business intelligence for the power generation industry and enables power generators to leverage their assets, whether they are coal, gas, solar, or wind, based on business metrics that are important to them.  GreenCert works across an enterprise, so an organization can effectively manage their power generation operations balanced between economics, risk and environmental factors. The GreenCert software platform is substantially developed.  Further, GreenCert EMIT, a product in the GreenCert suite that provides comparative analysis of plant efficiencies and GHG emission and helps reduce operational and regulatory risks is generally available to the market place. The K-Fuel and GreenCert technologies are both business and environmental solutions for energy production and generation industries and processes. Target markets overlap and provide unique cross-selling opportunities especially in a changing regulatory landscape and increasing competitive market place.

In spite of the political challenges facing legislative initiatives to curtail carbon emissions under a cap and trade scheme, both the K-Fuel and GreenCert technologies could gain standing as potential technological solutions for regulatory demand to report carbon emissions and employ technologies that reduce both GHG emissions and hazardous materials from power generation activities. Most industry experts continue to expect significant environmental regulations from the Environmental Protection Agency (“EPA”) in the years ahead. As a result, we see opportunities for both our technologies as transformative and potentially “best of breed applications.”

During 2010, we have executed on two of our strategic positioning plans by completing the sale of Buckeye and signing a definitive agreement to sell our Fort Union assets. We believe these sales have allowed us to focus our resources on core business activities, including our K-Fuel and GreenCert technologies. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company (“Rosebud”), for the sale of certain assets of both Buckeye and Evergreen, which we refer to as the “sale of Buckeye” and reflects all of the assets and operations of the Mining Segment for a purchase price of $27.9 million in cash payable at the closing of the transaction. We closed this transaction on April 1, 2010.  See further discussion below in Note 13 – Discontinued Operations.  On August 20, 2010, we entered into an agreement to sell certain property and operations in Campbell County, Wyoming, including the Ft. Union plant, to Synthetic Fuels LLC for a cash purchase price of $2.0 million of which $500,000 will be paid at closing with the remaining $1.5 million to be paid pursuant to a secured two year note.  Also, the buyer will pay additional amounts in connection with the release of all of the reclamation bonds pertaining to the sold property pursuant to a secured one year note.  The due diligence period has ended and the transaction is expected to close in early 2011; such closing is subject to customary closing conditions.  Proceeds of the sale will be used for general working capital purposes.

We still retain the rights to certain equipment at the Fort Union site, including our laboratory in which we can conduct coal upgrading using the K-Fuel process, as needed, on a limited basis.   We also have rights to certain equipment related to the K-Fuel process that we can remove as needed.  In addition, on November 2, 2010, we received $1.2 million from the Wyoming Department of Environmental Quality (“DEQ”) related to the reduction of our cash collateral securing our reclamation obligations at the Fort Union site. The cash collateral is reflected in restricted cash in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.

The results of operations for the mining segment and plant segment are shown as discontinued operations and prior year comparative information are also restated and reflected in discontinued operations.  Further, the assets and liabilities of the mining segment and plant segment have been reclassified to assets of discontinued mining and plant operations, and liabilities of discontinued mining and plant operations, respectively.  See Note 13—Discontinued Operations for further details.

Actual 2009 cash flows from Buckeye’s operations were less than anticipated and combined with the on-going costs associated with GreenCert, we were required to raise additional capital in 2010. As a result, we completed two financing deals: (i) On March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; and (ii) On January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million. See Note 5—Financing Arrangements for further description of the financings. However, we continue to require additional capital to fully fund the anticipated development of our K-Fuel process and GreenCert technology, we expect to investigate available sources of capital. Because of the need for additional capital to fund operations and costs to develop the K-Fuel process and GreenCert there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We have reduced our cash utilization principally by reducing general and administrative costs. A portion of these savings have been offset by further investment in our GreenCert business.  We continue to evaluate our cash position and cash utilization and have and may make additional adjustments to capital expenditures or certain operating expenditures as necessary.

These financial statements and related notes thereto contain unaudited information as of and for the three and nine months ended September 30, 2010 and 2009.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations and cash flows as of and for the nine months ended September 30, 2010 and 2009 and financial position for the periods ended September 30, 2010 and December 31, 2009.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the nine month period ended September 30, 2010 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of September 30, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on March 31, 2010.

(2)   Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. We do not consolidate Evergreen-China Energy Technology Co., Ltd, our 50% owned company in China (Evergreen-China); but record the activity using the equity method of investment. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  See Note 15—Subsequent Events for further details.

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

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended September 30, 2010 and 2009.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended September 30, 2010 and 2009 were 4.7 million and 2.1 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

We have restated prior year outstanding common stock, weighted average shares outstanding and prior stock and warrant issuances to reflect our 1 for 12 reverse stock-split consummated on August 20, 2010.  In addition, all exercise prices for stock options and warrants have also been adjusted to reflect this reverse stock-split. These restatements reflect balances as if the reverse stock split occurred on those applicable dates unless otherwise stated.  See Note 8—Equity for further details.

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

(3) Impairment

We are required to test our GreenCert capitalized software development costs for recoverability at each reporting period.  Due to the unlikelihood that GHG legislation will be passed in the United States in the foreseeable future that would establish a cap and trade market for Carbon off-sets, management believes that there is uncertainty as to whether we can generate revenue by selling carbon credits for the agricultural sector in the near future. Therefore, due to the uncertain market for carbon credit selling for the agricultural sector, we have not projected sufficient revenue for this sector to recover our costs.  As a result of this recoverability test, we impaired capitalized costs related to our GreenCert agricultural software module by $3.5 million, of which $2.7 million was previously reflected in construction in progress and $735,000 in property plant and equipment in our condensed consolidated balance sheet. However, we believe that the impact of the legislative uncertainty does not apply to the energy sector where we have concentrated most of our work since early 2010. GreenCert Energy is independent of any regulatory or legislative compliance requirements.  As a result our cash flow projections related to our GreenCert Energy module are sufficient to cover costs already incurred and future anticipated costs.

(4)   Supplemental Cash Flow Information

	September 30, 2010	September 30, 2009
	(in thousands)

Cash paid for interest	$5,512	$3,620
Interest capitalized	$477	$763
Accounts payable and accrued expenses included in construction in progress, property, plant and equipment	$455	$3,224
Transfers from construction in progress to property, plant and equipment	$81	$6,197

(5)   Financing Arrangements

2010 Convertible Preferred Stock

On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we agreed to sell an aggregate of 9,312.5 shares of our preferred stock and warrants to purchase 1,041,667 shares of common stock to such investors for gross proceeds of approximately $9.3 million.

Each share of preferred stock has a stated value of $1,000 per share. The preferred stock is convertible into the number of shares of common stock, $.001 par value determined by dividing the stated value of the preferred stock by the conversion price per share of $4.47. The conversion price is subject to certain adjustments for stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The preferred stock accrues dividends at the rate of 9.261% per annum, payable semi-annually on June 30 and December 31, commencing on June 30, 2010 and on each conversion date until March 16, 2015. The Certificate of Designation includes a provision under which we have deposited with an escrow agent $4,312,500 of the gross proceeds of the offering. If the preferred stock is converted prior to March 16, 2015, the escrow amount would be paid to the holders, upon conversion, in an amount equal to $463.09 per $1,000 of stated value converted, less the amount of dividends paid prior to the conversion date. Subject to certain ownership limitations, the warrants are immediately exercisable for a five year period thereafter after closing at an exercise price of $3.72 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  In March 2010, 9,311.5 shares of the preferred stock were converted into common shares, and as of September 30, 2010, one share of 2010 Convertible Preferred Stock was outstanding.  The net proceeds from the above registered direct public offering, after deducting placement agent fees and our estimated offering expenses and amounts placed in escrow, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, were $4.5 million.

The detachable warrants issued in the convertible preferred stock agreement contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $1.9 million of long-term liability in our condensed consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liability at each reporting period and, as a result, we recorded $72,000 of other expense and $837,000 of other income during the three and nine months ended September 30, 2010, respectively.

2010 Common Stock Offering

On January 26, 2010, we consummated a registered direct public offering of common stock and raised gross proceeds of approximately $8.8 million. The `securities were offered pursuant to a shelf registration statement on Form S-3 that was previously declared effective by the Securities and Exchange Commission (SEC) on January 19, 2010. In total, we sold an aggregate of 2,436,389 shares of our common stock and warrants to purchase 1,218,194 shares of our common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The purchase price per unit is $3.60. Subject to certain ownership limitations, the warrants are exercisable commencing six months following the closing date of the offering and for a five year period thereafter at an exercise price of $4.63. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The net proceeds to us from this registered direct public offering, after deducting placement agent fees and our estimated offering expenses, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, are approximately $8.0 million.

The detachable warrants issued in the common stock offering contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $3.4 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liabilities at each reporting period and, as a result, we recorded $86,000 of other expense and $2.2 million of other income during the three and nine months ended September 30, 2010, respectively

(6)   Debt

2009 Notes

On March 20, 2009, we executed a Senior Secured Convertible Note Agreement which provided for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (“2009 Notes”), in three $5 million tranches. The first $5 million tranche was funded in March 2009, the second $5 million tranche was funded in April 2009 and the third tranche was funded in July 2009. These 2009 Notes bore interest at a rate of 10% per annum beginning on the funding date of each tranche, which was required to be prepaid at the time the 2009 Notes were issued and is non-refundable. We prepaid $375,000 of interest related to the closing of the first tranche and issued 18,250 warrants to purchase our common stock at an exercise price of $15.60. In connection with the second tranche, we prepaid $351,000 of interest and issued 18,250 warrants to purchase our common stock at an exercise price of $15.60. In connection with the third tranche we prepaid $225,000 of interest and issued 18,250 warrants to purchase our common stock at an exercise price of $15.60.

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

On April 1, 2010, we closed the sale of Buckeye and repaid the outstanding notes, including accrued interest and fees, totaling $19.2 million. We recorded a loss on the early extinguishment of these notes totaling $3.7 million primarily related to the acceleration of debt issuances costs, the acceleration of exit fees described above and the write-off of our derivatives described below.  In addition, pursuant to discontinued operations guidance, the interest expense for the 2009 Notes have been reflected in discontinued mining operations for the periods ended September 30, 2010 and 2009.

We were required to adjust the conversion price upon the occurrence of a future issuance of stock or warrants at a price less than the 2009 Notes conversion price. This potential adjustment to the conversion price was concluded to be an embedded derivative that needed to be bifurcated for valuation purposes. We used a fair value modeling technique to value this derivative and are required to fair value the derivative at each reporting period and, as a result, we recorded $0 and $680,000 of other income for the three and nine months ended September 30, 2010, respectively, by decreasing the fair value of the derivative liability.

2007 Notes due 2012

During the three months ended September 30, 2010, we entered into two individually negotiated agreements with certain existing noteholders to exchange $5.8 million in aggregate principal amount of the 2007 Notes, for an aggregate of 2.0 million shares of our common stock.  After the exchange agreements our principal balance was $21.6 million as of September 30, 2010. As a result of this exchange transaction we recorded a gain of $3.1 million.

(7)   Segments

Our segments include the GreenCert segment and Technology segment. The GreenCert segment software suite that focuses on providing business intelligence for the power generation industry and enables power generators to leverage their assets, whether they are coal, gas, solar, or wind, based on business metrics that are important to them. GreenCert works across an enterprise, so an organization can effectively manage their power generation operations balanced between economics, risk and environmental factors. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/income is what is provided to our Chief Operating Decision Maker. As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our condensed consolidated financial statements, but for purposes of our segment reporting disclosures, prior year amounts of corporate allocations were not restated.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	GreenCert	Technology	Total	GreenCert	Technology	Total

Operating revenues:
GreenCert licensing	$100	$—	$100	$—	$—	$—
Consulting and other	—	—	—	260	—	260
Total segment revenue	100	—	100	260	—	260

Operating expenses:
General and administrative	1,085	2,187	3,272	3,863	5,908	9,771
Total segment operating expense:	1,085	2,187	3,272	3,863	5,908	9,771

Segment operating loss	$(985)	$(2,187)	$(3,172)	$(3,603)	$(5,908)	$(9,511)

Reconciliation to net loss:

Total segment operating (loss) Income			$(3,172)			$(9,511)
Depreciation, depletion and Amortization			(403)			(591)
Research and development			(268)			(7)
Impairment			(3,467)			—
Other income (expense), net			2,544			(1,389)
Loss from discontinued operations			(215)			(3,352)
Net loss attributable to noncontrolling interest			388			680
Net loss attributable to Evergreen Energy Inc.			$(4,593)			$(14,170)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	GreenCert	Technology	Total	GreenCert	Technology	Total

Operating revenues:
GreenCert licensing	$303	$—	$303	$—	$—	$—
Consulting and other	—	—	—	410	—	410
Total segment revenue	303	—	303	410	—	410

Operating expenses:
General and administrative	3,019	8,932	11,951	8,579	12,835	21,414
Total segment operating expense:	3,019	8,932	11,951	8,579	12,835	21,414

Segment operating (loss) income	$(2,716)	$(8,932)	$(11,648)	$(8,169)	$(12,835)	$(21,004)

Total assets	$3,260	$25,787	$29,047	$7,641	$29,825	$37,466

Reconciliation to net loss:

Total segment operating (loss) Income			$(11,648)			$(21,004)
Depreciation, depletion and Amortization			(1,382)			(1,868)
Research and development			(462)			(54)
Impairment			(3,467)			—
Other income (expense), net			3,610			(2,196)
(Loss) from discontinued operations			(4,651)			(5,340)
Net loss attributable to noncontrolling interest			558			1,689
Net loss attributable to Evergreen Energy Inc.			$(17,442)			$(28,773)

(8) Equity

Effective August 20, 2010, following the approval of the proposed reverse stock split at the Annual meeting of the Shareholders, our Board of Directors approved a 1 for 12 reverse stock split of our common stock.  As a result of the reverse stock split, every 12 shares of our common stock issued and outstanding on August 20, 2010 were combined into one share of common stock.  The reverse stock split did not change the authorized number of shares or the par value of our common stock.  No fractional shares were issued in connection with the reverse stock split.  If, as a result of the reverse stock split, a stockholder would otherwise hold a fractional share, the number of shares received by such stockholder has been rounded up to the next whole number.

(9) Stock Grants and Options.

We measure and recognize compensation expense for all stock grants and options granted to employees, members of our board of directors and others, based on estimated fair values. We estimate the fair value of share-based payment awards on the grant date. We generally use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant unless there are market vesting conditions. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. We are required to make estimates of the fair value of the related instruments and the period benefited.

During the nine months ended September 30, 2010, we granted 16,000 stock options to our board of directors which immediately vested on date of grant and expire three years from grant date.  We also granted 97,000 share grants to our board of directors which immediately vested, for service rendered for the nine months ended September 30, 2010.  We granted 813,000 restricted stock grants to certain executive officers that vest upon the achievement of certain market milestones related to our stock price and positive cash forecast and expire four years from grant date.  We granted 186,000 of restricted stock to employees that had rendered services for more than one year of which 62,000 immediately vested and the remaining vest over the next 19 months if they are still employed and if certain performance goals are achieved. In addition, we granted 105,000 restricted share grants to employees that have not rendered service for more than one year that vest over 31 months if they are still employed and have achieved certain performance goals.

During the nine months ended September 30, 2009, we granted 81,000 stock options to our employees which had an immediate vest of 33% and the remaining portion equally vesting over the next two years from the grant date, with an expiration seven years from anniversary date.  We also granted 6,000 options to our Board of Directors that immediately vested and expire three years from grant date.  Additionally, we granted 41,667 options to our Chief Executive Officer that immediately vested on the date of grant and expire five years from the anniversary date and 250,000 restricted stock grants that vest if certain market conditions are met related to our common stock price and expire four years from anniversary date.

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

 As we do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The following table summarizes the assumptions used to value stock options granted during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Weighted-average:
Risk free interest rate	1.61%	2.60%
Expected option life (years)	3	6.23
Expected volatility	114%	85%
Expected dividends	None	None

In July 1, 2009, we entered into a transition agreement with a former Executive Officer.  Pursuant to the terms of the transition agreement 50,000 shares of our common stock that were granted in connection with his employment agreement were fully vested in March 2010.  We recognized $1.6 million of non-cash compensation related to the accelerated vesting of the 50,000 share grant for both of the nine months periods ended September 30, 2010 and 2009.

(10)   Related Parties

GreenCert

In February 2007, we entered into an exclusive patent sub-license agreement with the C-Lock Inc., developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. The developer was controlled by an employee of ours from August 2007 through February 2010. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural-related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract.

We utilized Enterprise Information Management, Inc. (EIM) to help assist us in the development of our GreenCert software. One of our former non-executive employees serves on the board of directors of EIM. We believe the terms and contracted amounts would have been similar if we had entered into this agreement with a third party.  We incurred costs of $544,000 and $2.4 million during the three and nine months ended September 30, 2009, respectively. As the former employee ceased employment with us in July 2009, EIM is no longer considered a related party and thus payments to EIM during 2010 are no longer disclosed.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of September 30, 2010 represent an 8% ownership interest in C-Lock Technology, Inc and a 23% ownership interest as of September 30, 2009.

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

(11)   Commitments and Contingencies

Litigation

2007 Notes Litigation

Subsequent to the closing of the sale of certain assets of our Buckeye and certain assets of Evergreen, and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes, AQR Absolute Return Master Account L.P., et al., v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH). We have subsequently been added as a defendant in the action. In the litigation, plaintiffs seek: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover “for Buckeye’s benefit” certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes); and (iii) to appoint a receiver to take control of Buckeye’s assets.

In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the 2007 Notes are in default.  In response, we filed a counterclaim in the litigation naming those plaintiffs as counterclaim defendants.  The counterclaim asserts lender liability and other tort claims in connection with the counterclaim defendants’ conduct.  The counterclaim also seeks a declaratory judgment that the defenses raised do not constitute an event of default under the 2007 Notes and the recovery of monetary damages related to the counterclaim defendants’ wrongful conduct in asserting the default and in connection with the 2007 Notes.

The Court initially issued a temporary restraining order limiting our ability to utilize, for working capital or other purposes, the portion of the proceeds which we received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses).  However, on June 8, 2010, the Court issued a ruling in favor of our lifting the temporary restraining order and rejecting the Plaintiff’s request for a further injunction on the use of these funds as well as the use of $5.0 million collateralizing certain environmental reclamation bonds.  In its ruling, the Court stated, “The notes have never been in default, the interest has been paid on time and the principal is not due until 2012.”

Although the Court has issued a ruling in favor of us, the remaining claims have not been fully resolved, and the litigation is continuing.  On August 31, 2010, US Bank, N.A., in its capacity as Trustee for the 2007 Notes,  intervened in the action citing, among other things, its interest in a legal determination of whether the 2007 Notes are in default.

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

The Court held a case management conference on August 30, 2010, at which conference the Court ordered a period of expedited discovery and a further status conference on December 1, 2010.  To reduce future legal costs we have offered New Coal Holdings $250,000 to settle this case.  However, the offer was later rejected by New Coal Holdings. In connection with the settlement offer, we have recorded $250,000 of litigation expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

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

(12)  Assets and Liabilities Measured at Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010

The following table presents information about our net liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability—October 2009 preferred stock transaction	341	—	—	341
Put Warrant liability—March 2010 preferred stock transaction	1,017	—	—	1,017
Put Warrant liability—January 2010 common stock offering	$1,148	—	—	$1,148

The following table represents the change in fair value for the nine months ended September 30, 2010.

	Balance at December 31, 2009	Issuance	Unrealized (Loss) Gain	Realized gain	Balance at September 30, 2010
	(in thousands)
2007 Notes embedded derivatives(1)	$7	$—	$—	$—	$7
Put Warrant liability — October 2009 preferred stock transaction (1)	1,265	—	924	—	341
Put Warrant liability —March 2010 preferred stock transaction (1)	—	1,853	836	—	1,017
Put Warrant liability —January 2010 common stock offering(1)	—	3,434	2,286	—	1,148
2009 Notes embedded derivatives	$705	$—	$—	$705	$—
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

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives(1)	$116	$—–	$—	$116

The following table represents the change in fair value for the nine months ended September 30, 2009

	Balance at January 1, 2009	Settlement	Unrealized gain	Realized gain	Balance at September 30, 2009
	(in thousands)
2007 Notes embedded derivatives (1)	$25	—	$91	$—	$116
Auction rate securities (2)	1,800	2,000	—	200	—
_____________________

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control and probabilities of our future stock prices. We use a Monte-Carlo fair value model run with thousands of iterations to fair value these derivatives. Our embedded derivatives are recorded in other long-term assets with the fair value adjustment for the unrealized and realized gains/losses recorded in total other (Expense)/Income on our condensed consolidated balance sheet and our condensed consolidated statements of operations, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of September 30, 2010, we were required to test our agricultural module, related to our GreenCert suite, for recoverability based on future cash flows. As a result of this recoverability test, we reduced the net book value of this module to zero by recording an impairment charge of $3.5 million. We estimated the fair value of the agricultural module based on a cash flow approach using significant unobservable inputs (Level 3).

(13)  Discontinued Operations

Mining Operations

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

The discontinued mining operations generated $0 and $12.6 million in revenues for the three and nine months ended September 30, 2010, respectively, and $8.9 million and $40.5 million for the three and nine months ended September 30, 2009, respectively.  Net loss from discontinued mining operations was $102,000 and $5.0 million for the three and nine months ended September 30, 2010, respectively, and $3.1 million and $4.3 million for the three and nine months ended September 30, 2009, respectively.

Income from discontinued mining operations primarily consists of coal and ash revenues and direct expenses of coal mining. Interest from the 2009 Notes (more fully described in Note 6 – Debt), that is required to be repaid as a result of the sale, was fully allocated to discontinued mining operations. General corporate overhead costs were not allocated to discontinued operations.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of discontinued mining operations in the accompanying condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)

Inventory	$—	$1,747
Construction in progress	—	4,836
Pre-mining development and mineral rights	—	9,945
Property, plant, and equipment	—	12,772
Asset retirement obligations	—	(2,449)
Total assets held for sale in discontinued mining operations	$—	$26,851

Pursuant to the sale agreement, inventory, property, plant, equipment, mineral rights, Evergreen’s dock facilities and the assumption of asset retirement obligations and obligations related to the 47-year dock lease were transferred to Rosebud.  Evergreen retains the rights to accounts receivable and obligations related to accounts payable and accrued liabilities that existed on the sale date April 1, 2010.  As of September 30, 2010, we had recognized $3.0 million in exit costs, which include selling fees related to the sale. We recorded a net gain of $1.0 million from our sale of Buckeye and Evergreen assets and is included in our operating loss for the three and nine months ended September 30, 2010.

Fort Union site

On August 24, 2010, we entered into a definitive agreement with Synthetic Fuels LLC for the sale of the assets of our subsidiary Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming.  The sale will provide approximately $7.1 million of available cash to the Company, comprised of: (i) cash payments of $2.0 million, payable $500,000 at closing, an additional $500,000 on the first anniversary of closing and $1.0 million on the second anniversary of closing; and (ii) the release of approximately $5.1 million of reclamation bonds upon the replacement of such bonds by Synthetic Fuels (after reducing for the $1.2 million we received on November 2, 2010 related to these bonds).  Synthetic Fuels LLC is required to assume these environmental liabilities at the one year anniversary at which time the cash collateral will be released to us.  The sale is anticipated to close in early 2011 and is subject to customary closing conditions.  Proceeds of the sale will be used for general working capital purposes.

As a result of the signing of the definitive agreement, we have accounted for our plant segment as assets held for sale on our condensed consolidated balance sheets and restated prior years balance to reflect this classification.  In addition, we have accounted for revenues and expenditures related to our plant segment as discontinued plant operations for all period presented.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of our plant segment in the accompanying condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)

Property, Plant and Equipment	$2,020	$2,038
Accounts payable and accrued expenses	(169)	(168)
Asset retirement obligation	(4,588)	(4,420)
Net liabilities in discontinued plant operations	$(2,737)	$(2,550)

(14)  Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three and nine months ended September 30, 2010 and 2009, our consolidating balance sheets as of September 30, 2010 and December 31, 2009, and our consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC.  As a result of the sale of Buckeye on April 1, 2010 the results of operations for the mining segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations, and liabilities of discontinued mining operations, respectively.  In addition, as a result of our signing of a definitive agreement to sell our Fort Union assets, our plant segment that primarily represents revenue and costs related to our Fort Union plant in Gillette has been reclassified to assets of discontinued plant operations and liabilities of discontinued plant operations for our condensed consolidated financial statements. We did not re-allocate our corporate costs nor restate our operating segments results in the comparative period ended September 30, 2009 as a result of the presentation of the mining operations and plant operations as discontinued operations.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$5,335	$—	$28	$—	$5,363
Prepaid and other assets	1,800	—	184	—	1,984
Assets of discontinued mining and plant operations	—	4,884	—	—	4,884
Total current assets	7,135	4,884	212	—	12,231
Property, plant and equipment, net of accumulated depreciation	1,275	—	628	—	1,903
Construction in progress	7,514	—	2,586	—	10,100
Restricted cash	6,386	—	—	—	6,386
Debt issuance costs, net of amortization	581	—	—	—	581
Investment in consolidated subsidiaries	(293,590)	—	—	293,590	—
Due from subsidiaries	288,888	—	—	(288,888)	—
Other assets	1,307	—	1,423	—	2,730
	$19,496	$4,884	$4,849	$4,702	$33,931
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,335	$—	$378	$—	$2,713
Accrued liabilities	2,465	—	61	—	2,526
Other current liabilities	302	—	550	—	852
Liabilities of discontinued mining operations	—	5,378	—	—	5,378
Total current liabilities	5,102	5,378	989	—	11,469
Long-term debt	21,858	—	—	—	21,858
Deferred revenue	—	—	7,965	—	7,965
Due to parent	—	238,125	50,763	(288,888)	—
Derivative liability	2,505	—	—	—	2,505
Other liabilities, less current portion	1,138	—	103	—	1,241
Total liabilities	30,603	243,503	59,820	(288,888)	45,038
Commitments and contingencies
Temporary capital	3	—	—	—	3
Total equity (deficit)	(11,110)	(238,619)	(54,971)	293,590	(11,110)
	$19,496	$4,884	$4,849	$4,702	$33,931

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,165	$—	$42	$—	$2,207
Accounts receivable, net	6	—	584	—	590
Receivable from Parent 2009 convertible notes	—	16,022	—	(16,022)	—
Debt issue cost, net of amortization	2,089	—	—	—	2,089
Prepaid and other assets	1,343	—	3	—	1,346
Assets from discontinued mining operations	2,476	34,346	—	—	36,822
Total current assets	8,079	50,368	629	(16,022)	43,054
Property, plant and equipment, net of accumulated depreciation	1,693	—	2,157	—	3,850
Construction in progress	7,504	—	4,955	—	12,459
Restricted cash	11,339	—	—	—	11,339
Debt issuance costs, net of amortization	994	—	—	—	994
Investment in consolidated subsidiaries	(286,147)	—	—	286,147	—
Due from subsidiaries	306,040	—	—	(306,040)	—
Other assets	1,385	—	1,423	—	2,808
	$50,887	$50,368	$9,164	$(35,915)	$74,504
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,235	$—	$555	$—	$3,790
Accrued liabilities	5,480	—	568	—	6,048
Short-term debt	16,022	16,022	—	(16,022)	16,022
Other current liabilities	1,372	—	550	—	1,922
Liabilities of discontinued mining operations	245	13,585	—	—	13,830
Total current liabilities	26,354	29,607	1,673	(16,022)	41,612
Long-term debt	27,899	—	—	—	27,899
Deferred revenue	—	—	8,265	—	8,265
Due to parent	—	259,450	46,590	(306,040)	—
Derivative liability	1,265	—	—	—	1,265
Other liabilities, less current portion	1,244	—	94	—	1,338
Total liabilities	56,762	289,057	56,622	(322,062)	80,379
Commitments and contingencies
Temporary Capital	2	—	—	—	2
Total equity (deficit)	(5,877)	(238,689)	(47,458)	286,147	(5,877)
	$50,887	$50,368	$9,164	$(35,915)	$74,504

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	2,186	—	1,086	—	3,272
Depreciation, depletion and amortization	158	—	245	—	403
Research and development	—	—	268	—	268
Impairment	—	—	3,467	—	3,467
Total operating expenses	2,344	—	5,066	—	7,410
Operating loss	(2,344)	—	(4,966)	—	(7,310)
Other income (expense):
Interest income	15	—	—	—	15
Interest expense	(296)	—	—	—	(296)
Gain on debt for equity exchange	3,115	—	—	—	3,115
Other income (expense), net	(290)	—	—	—	(290)
Total other (expense) income	2,544	—	—	—	2,544

Gain (loss) from continuing operations	200	—	(4,966)	—	(4,766)
(Loss) gain from discontinued mining operations	—	(102)	—	—	(102)
(Loss) gain from discontinued K-Fuel plant operations	—	(113)	—	—	(113)
Equity in loss of subsidiaries	(5,181)	—	—	5,181	—
Net loss	(4,981)	(215)	(4,966)	5,181	(4,981)
Less: net loss attributable to non-controlling interest	—	—	—	388	388
Net (loss) gain attributable to Evergreen Energy Inc.	$(4,981)	$(215)	$(4,966)	$5,569	$(4,593)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Consulting and other	$—	$—	$260	$—	$260
Total operating revenue	—		260	—	260
Operating expenses:
General and administrative	5,637	—	4,134	—	9,771
Depreciation, depletion and amortization	294	—	297	—	591
Research and development	—	—	7	—	7
Total operating expenses	5,931	—	4,438	—	10,369

Operating loss	(5,931)	—	(4,178)	—	(10,109)
Other income (expense):
Interest income	5	—	—	—	5
Interest expense	(1,356)	—	—	—	(1,356)
Other income (expense), net	(38)	—	—	—	(38)
Total other (expense) income	(1,389)	—	—	—	(1,389)

Loss from continuing operations	(7,320)	—	(4,178)	—	(11,498)
Loss from discontinued mining operations	(159)	(2,950)	—	—	(3,109)
Loss from discontinued K-Fuel plant operations	—	(243)	—	—	(243)
Equity in loss of subsidiaries	(7,371)	—	—	7,371	—
Net loss	(14,850)	(3,193)	(4,178)	7,371	(14,850)
Less: net loss attributable to non-controlling interest	—	—	—	680	680
Net loss attributable to Evergreen Energy Inc.	$(14,850)	$(3,193)	$(4,178)	$8,051	$(14,170)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$303	$—	$303
Total operating revenue	—		303	—	303
Operating expenses:
General and administrative	8,934	—	3,017	—	11,951
Depreciation, depletion and amortization	542	—	840	—	1,382
Research and development	—	—	462	—	462
Impairment	—	—	3,467	—	3,467
Total operating expenses	9,476	—	7,786	—	17,262
Operating loss	(9,476)	—	(7,483)	—	(16,959)
Other income (expense):
Interest income	20	—	—	—	20
Interest expense	(1,828)	—	—	—	(1,828)
Loss on early extinguishment of debt	(2,267)	—	—	—	(2,267)
Gain on debt for equity exchange	3,115	—	—	—	3,115
Other income (expense), net	4,593	—	(23)	—	4,570
Total other (expense) income	3,633	—	(23)	—	3,610

Loss from continuing operations	(5,843)	—	(7,506)	—	(13,349)
(loss) income from discontinued mining operations	(2,525)	(2,455)	—	—	(4,980)
Gain from discontinued K-Fuel plant operations	—	329	—	—	329
Equity in loss of subsidiaries	(9,632)	—	—	9,632	—
Net (loss) income	(18,000)	(2,126)	(7,506)	9,632	(18,000)
Less: net loss attributable to non-controlling interest	—	—	—	558	558
Net loss attributable to Evergreen Energy Inc.	$(18,000)	$(2,126)	$(7,506)	$10,190	$(17,442)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
Consulting and other	$—	$—	$410	$—	$410
Total operating revenue	—		410	—	410
Operating expenses:
General and administrative	11,924	—	9,490	—	21,414
Depreciation, depletion and amortization	979	—	889	—	1,868
Research and development	—	—	54	—	54
Total operating expenses	12,903	—	10,433	—	23,336

Operating loss	(12,903)	—	(10,023)	—	(22,926)
Other income (expense):
Interest income	37	—	25	—	62
Interest expense	(2,935)	—	—	—	(2,935)
Gain on debt for equity exchange	322	—	—	—	322
Other income (expense), net	385	—	(30)	—	355
Total other (expense) income	(2,191)	—	(5)	—	(2,196)

Loss from continuing operations	(15,094)	—	(10,028)	—	(25,122)
Loss from discontinued mining operations	(470)	(3,815)	—	—	(4,285)
Loss from discontinued K-Fuel plant operations	—	(1,055)	—	—	(1,055)
Equity in loss of subsidiaries	(14,898)	—	—	14,898	—
Net loss	(30,462)	(4,870)	(10,028)	14,898	(30,462)
Less: net loss attributable to non-controlling interest	—	—	—	1,689	1,689
Net loss attributable to Evergreen Energy Inc.	$(30,462)	$(4,870)	$(10,028)	$16,587	$(28,773)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(8,679)	$—	$(3,296)	$—	$(11,975)
Cash used in operating activities of discontinued mining and plant operations	(2,560)	(2,443)	—	—	(5,003)
Cash used in operating activities	(11,239)	(2,443)	(3,296)	—	(16,978)

Investing activities:
Purchases of construction in progress, plant property and equipment	(535)	—	(886)	—	(1,421)
Restricted cash	4,953	—	—		4,953
Cash (used in) provided by investing activities of continuing operations	4,418	—	(886)	—	3,532
Cash provided by investing activities of discontinued mining and plant operations	—	23,537	—		23,537
Cash (used in) provided by investing activities	4,418	23,537	(886)		27,069

Financing Activities:
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—	—	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Distributions from subsidiary	3,315	—	—	—	3,315
Payment of note principal related to 2009 Notes	(17,250)	—	—	—	(17,250)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payments to parent/subsidiaries	(20,151)	—	—	20,151	—
Advances /from parent/subsidiaries	31,202	—	4,173	(35,375)	—
Payments of debt issue cost	(2,179)	—	—	—	(2,179)
Other	17	—	—	—	17
Cash provided by (used in) financing activities of continuing operations	7,431	—	4,173	(15,224)	(3,620)
Cash provided by (used in) financing activities of discontinued mining and plant operations	2,560	(21,099)	—	15,224	(3,315)
Cash provided by (used in) financing activities	9,991	(21,099)	4,173	—	(6,935)

Increase (decrease) in cash and cash equivalents	3,170	(5)	(9)	—	3,156
Cash and cash equivalents, beginning of period	2,165	5	37	—	2,207
Cash and cash equivalents, end of period	$5,335	$0	$28	$—	$5,363

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash (used in) provided by operating activities of continuing operations	$(10,386)	$—	$(4,283)	$—	$(14,669)
Cash (used in) provided by operating activities of discontinued mining and plant operations	2,629	2,016	—	—	4,645
Cash (used in) provided by operating activities	(7,757)	2,016	(4,283)	—	(10,024)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(880)	—	(2,640)	—	(3,520)
Proceeds from maturities of marketable securities	—	—	2,000	—	2,000
Restricted cash and marketable securities, net	55	—	—	—	55
Cash (used in) provided by investing activities of continuing operations	(825)	—	(640)	—	(1,465)
Cash (used in) provided by investing activities of discontinued mining and plant operations	(275)	(7,257)	—	—	(7,532)
Cash (used in) provided by investing activities	(1,100)	(7,257)	(640)	—	(8,997)

Financing Activities:
Proceeds from the issuance of convertible debt	15,000	—	—	—	15,000
Proceeds from reverse repurchase transaction	—	—	1,800	—	1,800
Payments on reverse repurchase transaction	—	—	(1,800)	—	(1,800)
Payments to parent/subsidiaries	(49,051)	—	(2,037)	51,088	—
Advances /from parent/subsidiaries	39,844	—	6,003	(45,847)	—
Payment debt issue cost	(1,830)	—	—	—	(1,830)
Other	(21)	—	—	—	(21)
Cash (used in) provided by financing activities of continuing operations	3,942	—	3,966	5,241	13,149
Cash (used in) provided by financing activities of discontinued mining and plant operations	—	5,241	—	(5,241)	—
Cash provided by (used in) financing activities	3,942	5,241	3,966	—	13,149

Increase (decrease) in cash and cash equivalents	(4,915)	—	(957)		(5,872)
Cash and cash equivalents, beginning of period	6,550	—	1,117	—	7,667
Cash and cash equivalents, end of period	$1,635	$—	$160	$—	$1,795

(15)  Subsequent Events

On October 13, 2010, we amended our equity joint venture (“EJV”) contract with Bejing Gang JingHong Ren Technology Co. Ltd., to introduce a third party into the ownership structure of Evergreen-China Energy Technology Co. Ltd. (Evergreen-China), the Sino-Foreign Equity Joint Venture established in mainland China. The amendment obligates the third party to commit $2.0 million to fund engineering services for the completion of the K-Fuel “China Package” – the set of technical documents that include detailed engineering design information for certain key components of the K-Fuel technology to be used for all projects in China. Per the terms of the amended agreement, we will transfer 20% of our ownership interest in Evergreen-China to the third party as compensation for committing to complete the work necessary to finish the China Package.  As a result, Evergreen-China now consists of 50% ownership by Bejing Gang Jing Hong Ren Technology Co. Ltd., 30% ownership by us and 20% ownership by the third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q we use the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Bimco (previously know as Buckeye Industrial Mining Co.) and referred to as “Buckeye” herein. All references to C-Lock®, GreenCert™, K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities and K-Direct® plants, refer to our technologies and patented processes explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

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

Overview

We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company focused on developing our proprietary technologies. We are comprised of two discrete business units within the clean energy technology sector, which utilize two proprietary and potentially transformative green technologies: K-Fuel and the GreenCert suite of software and services.  The K-Fuel process, our patented clean coal technology, significantly improves the performance of low-rank coals yielding higher efficiency and lower emissions by applying heat and pressure to low-rank coals. The increase is variable depending on the type of coal we process. Our GreenCert software suite focuses on providing business intelligence for the power generation industry and enables power generators to leverage their assets, whether they are coal, gas, solar, or wind, based on business metrics that are important to them. GreenCert works across an enterprise, so an organization can effectively manage their power generation operations balanced between economics, risk and environmental factors. The GreenCert software platform is substantially developed and being actively marketed.  Further, GreenCert EMIT, a product in the GreenCert suite, is generally available to the market place. The K-Fuel and GreenCert technologies are both business and environmental solutions for energy production and generation industries and processes. Target markets overlap and provide unique cross-selling opportunities especially in a changing regulatory landscape and increasing competitive market place.

In spite of the political challenges facing legislative initiatives to curtail carbon emissions under a cap and trade scheme, both the K-Fuel and GreenCert technologies could gain standing as potential technological solutions for regulatory demand to report carbon emissions and employ technologies that reduce both GHG emissions and hazardous materials from power generation activities. Most industry experts continue to expect significant environmental regulations from the Environmental Protection Agency (“EPA”) in the years ahead. As a result, we see opportunities for both our technologies as transformative and potentially “best of breed applications.”

K-Fuel

The current K-Fuel process applies heat and pressure to lower-rank coals with high water content, such as those found in Wyoming’s Powder River Basin, to reduce moisture from approximately 30% in the low-Btu coal to 8%-14% in our

K-Fuel refined coal. As a result, the heat value is boosted by 25% to 40%. The increase is variable depending on the process conditions and type of coal feedstock which is used. We believe the K-Fuel process results in increased efficiency of the fuel in power generating, industrial and institutional facilities. Further, the K-Fuel process removes a significant amount of impurities from the lower-Btu coal, which we believe will allow the power generation industry and smaller industrial coal boilers to economically comply with increasingly stringent air emission standards and environmental regulations. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces the mercury content, and upon combustion, sulfur dioxide and nitrogen oxides are also reduced. Our analysis also shows that burning K-Fuel refined coal with its increased efficiency will reduce carbon dioxide emissions by up to 8% on a per-kilowatt-hour generated basis.  As power companies and heavy industry increasingly demand “compliant” coal, K-Fuel can be far reaching in a global economy that is concerned about long-term energy supply that reduces clean air and hazardous waste emissions.

We have completed the modifications and improvements of the design and efficiency of the equipment used in the K-Fuel process. Evergreen’s teams completed successful testing of new operational systems at our Fort Union plant near Gillette, Wyoming that will support construction and operation of future K-Fuel refineries. The results of these efforts have been incorporated into our enhanced standard processing tower design, which we believe significantly improves the economics of K-Fuel facilities when compared with prior designs. We believe this work signals that we have resolved the most substantive technical challenges to scaling and fully commercializing our production process.

In October 2010, we amended our equity joint venture contract with Beijing Gang Jing Hong Ren Technology Co. Ltd., to introduce a third party into the ownership structure of Evergreen-China Energy Technology Co. Ltd. (Evergreen-China), the Sino-Foreign Equity Joint Venture established in mainland China.  This amendment obligates the third party to commit $2.0 million to fund engineering services for the completion of the K-Fuel “China Package” – the set of technical documents that include detailed engineering design information for certain key components of the K-Fuel process to be used for all projects in China.

We and Evergreen-China engineers have pre-qualified key equipment and service suppliers that will support the technology implementation.  Datang Chemical selected the K-Fuel process as the preferred technology for upgrading locally mined lignite.  On January 7, 2010, we announced a letter of intent with Datang Chemical, a large Chinese utility and chemical manufacture.  The letter of intent provides for the proposed construction of a single-processing plant with a capacity of approximately 400,000 tons per year using the K-Fuel technology to upgrade lignite feedstock for ultimate gasification.

In March 2010, a three-way agreement was executed among Datang Chemical, a Chinese design institute and Evergreen-China, specifying the technical deliverables and role of each partner in the project.  This three-way agreement provided the technical foundation for continuing negotiations on the proposed commercial agreement between Datang and Evergreen-China. Based on positive results, the three parties have been moving forward with more detailed engineering analyses and design work.  This technical work has supported the commercial agreement negotiations, including evaluation of options for integrating the K-Fuel plant into downstream processing units, development of a detailed design basis, validation of the site-specific heat and material balance, and definition of utility requirements.  The development of a project such as a commercial scale K-Fuel plant takes significant time, effort and engineering design. The Datang project is progressing along a normal development time frame.

GreenCert

GreenCert suite is an environmental intelligence solution that evaluates client emissions management needs; estimates environmental and efficiency benefits of projects and modifications to processes; and measures impacts of implemented changes.  From an operational perspective, GreenCert improves efficiencies at the electric generation unit level, which results in improved operations and reduced operating costs.  At the corporate level, GreenCert permits overall analysis and management of emissions; identification and measurement of potential environmental liabilities; and compliance with anticipated emissions limitation regulation.  In summary, GreenCert enables enterprises to reduce overall costs via the identification of significant operational efficiencies, compliance and risk reduction and sustainability measures.

On-going development work related to GreenCert continues to add key modules to further enhance its abilities to incorporate and process analytics, complete heat rate optimization and fuel optimization. GreenCert solutions are designed to be indifferent to legislation and meet and/or exceed any governmental mandate. Our scientifically rigorous solutions contain backbone that provides business intelligence for the power generation industry and enables power generators to leverage its assets, whether they are coal, gas, solar, or wind, based on business metrics that are important to them. GreenCert takes performance, fuel, and emissions fuel data and provides more relevant and accurate information with respect to plant performance and availability.  Moreover, GreenCert works across an enterprise, so an organization can effectively manage their power generation operations balanced between economics, risk and environmental factors. Our goal with the GreenCert suite of products is to provide the power generation market with a tool that allows them to manage their business from the plant level to the enterprise level.

Recent Events

We executed on two of our strategic positioning plans by completing the sale of Buckeye and signing a definitive agreement to sell our Fort Union assets. We believe these sales have allowed us to focus our resources on core business activities, including our K-Fuel and GreenCert technologies. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company (“Rosebud”), for the sale of certain assets of both Buckeye and Evergreen, which we refer to as the “sale of Buckeye” and reflects all of the assets and operations of the Mining Segment for a purchase price of $27.9 million in cash payable at the closing of the transaction. We closed this transaction on April 1, 2010.  See further discussion in Note 13 – Discontinued Operations.  On August 20, 2010, we entered into an agreement to sell certain property and operations in Campbell County, Wyoming, including the Ft. Union plant, to Synthetic Fuels LLC for a cash purchase price of $2.0 million, of which $500,000 will be paid at closing with the remaining $1.5 million to be paid pursuant to a secured two year note.  Additionally, the buyer will pay additional amounts in connection with the release of all of the reclamation bonds pertaining to the sold property pursuant to a secured one year note.  The due diligence period has ended and the transaction is expected to close in early 2011; such closings is subject to customary closing conditions.  Proceeds of the sale will be used for general working capital purposes.

We still have the rights to certain equipment at the Fort Union site, including our laboratory in which we can conduct coal upgrading using the K-Fuel process on a limited basis.   We also have rights to certain equipment related to the K-Fuel process that we can remove as needed.  In addition, on November 2, 2010, we receive $1.2 million from the Department of Environmental Quality (“DEQ”) related to the reduction of our cash collateral securing our reclamation obligations at the Fort Union site.  The cash collateral is reflected in restricted cash on our condensed consolidated balance sheets presented herein.

The results of operations for the Mining Segment and Plant segment are shown as discontinued operations and prior year comparative information are also restated and reflected in discontinued operations.  Further, the assets and liabilities of the Mining Segment and Plant segment have been reclassified to Assets of Discontinued Mining and Plant Operations, and Liabilities of Discontinued Mining and Plant Operations, respectively.

Significant Trends

For the last several years, our operations have been focused on developing our two technologies K-Fuel and GreenCert and the construction of the Fort Union plant. To date, we have not yet generated significant revenues from either of these technologies or from the plant. Historically most of our costs are related to general and administrative expenses. With the addition of Buckeye, we generated revenue and incurred more substantial mining costs.  As a result of the sale of Buckeye and our Fort Union assets, the results of operations for the mining segment and plant segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.  Further, we do not expect there to be any mining or plant revenues and limited mining expenses after the completion of this sale.

 We plan to license our K-Fuel technology, focusing on the Asia Pacific region and the US and to identify strategic partners.  We are evaluating utilizing certain equipment from our Fort Union site in a design to construct and operate a demonstration plant to produce K-Fuel to support project development opportunities and explore further process enhancement concepts.  We plan to use this potential demonstration plant, along with our laboratory in the US and Evergreen-China’s laboratory in China for further testing of various feed stock.

 We also plan to market the GreenCert suite of services to power plants and energy suppliers in the US, Europe and Asia. We plan on seeking additional strategic partners for GreenCert. Potential partners include companies offering services or products such as: energy engineering; consulting; power generation performance optimization; environmental consulting; and products relating to sensor systems and devices, data collection devices, or other products that support energy or power plant operations. Through our GreenCert software we plan to generate revenues through services and licensing.  As a result of the sale of Buckeye and our Fort Union assets, the mining segment, which previously primarily represented the mining operations of our subsidiary Buckeye, and our plant segment that primarily represents revenue and costs related to our Fort Union plant in Gillette, were reclassified to discontinued operations for our condensed consolidated financial statements, but for purpose of our segment reporting disclosures, prior year amounts of corporate allocations were not restated. The following discussion and analysis is focused on the events and trends that we believe have or will have in the future the most significant impact on our business.

See our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

Our segments include the GreenCert segment and technology segment. The GreenCert segment reflects activities of our software suite focuses on providing business intelligence for the power generation industry and enables power generators to leverage their assets, whether they are coal, gas, solar, or wind, based on business metrics that are important to them. GreenCert works across an enterprise, so an organization can effectively manage their power generation operations balanced between economics, risk and environmental factors. The Technology segment is comprised of all other operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our other segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker. As a result of the sale of Buckeye, the Mining segment, which previously primarily represented the mining operations of our subsidiary Buckeye, was reclassified to discontinued operations for our condensed consolidated financial statements.  In addition, as a result of our signing of a definitive agreement to sell our Fort Union assets,, our Plant segment that primarily represents revenue and costs related to our Fort Union plant in Gillette has been reclassified to discontinued operations for our condensed consolidated financial statements. Note that prior year amounts of corporate allocations were not restated due to the discontinued operations treatment.  As a result, these allocated costs have significantly increased in our remaining segments, most notably in our Technology and GreenCert segments when compared to 2009.  We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the three and nine months ended September 30, 2010 were $100,000 and $303,000 respectively, compared to $260,000 and $410,000 for the same periods ended September 30, 2009.

General and Administrative

The following table summarizes our general and administrative costs for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Non-cash, share-based compensation	$446	$2,284	$2,707	$2,660
Employee-related costs	893	2,010	3,437	6,602
Professional fees	1,127	2,336	2,856	4,541
Office and travel costs	181	1,427	1,021	2,953
Insurance and other	625	1,321	1,760	3,405
Total general and administrative	$3,272	$9,378	$11,781	$20,161

Non-cash, share-based compensation expenses were $446,000 and $2.3 million for the three months ended September 30, 2010 and 2009, respectively.  Non-cash, share-based compensation expenses were $2.7 million  and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively, most of which relate to our Technology segment.  The decrease for the three months ended September 30, 2010 compared to the same period in 2009 was due to a transition agreement with a former executive officer in which the agreement accelerated the vesting of his restricted stock. We recorded $1.6 million of non-cash, share-based compensation related to the accelerated vesting for the three months ended September 30, 2009.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs associated with each of our segments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

GreenCert	$564	$1,253	$1,648	$3,550
Technology	329	757	1,789	3,052
Total employee-related	$893	$2,010	$3,437	$6,602

The decreases for the three and nine months ended September 30, 2010 in comparison to the same periods in 2009 were due to lower head-count in both our GreenCert and Technology segments.  In addition, we incurred $525,000 of accrued severance expense relating to two former executive officers for the nine months ended September 30, 2009.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

GreenCert	$221	$264	$389	$840
Technology	906	2,072	2,467	3,701
Total professional fees	$1,127	$2,336	$2,856	$4,541

The decrease is due to fewer outsourced professional fees during the three and nine months ended September 30, 2010.  In addition, we had increased legal and other fees related to a previous financing transaction that was not consummated during the three months ended September 30, 2009.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

GreenCert	$95	$1,040	$419	$1,641
Technology	86	387	602	1,312
Total office and travel	$181	$1,427	$1,021	$2,953

The decrease for the three and nine months ended September 30, 2010 compared to the same periods in 2009 is related to less international travel.  Furthermore, during the third quarter of 2009, we incurred a non-recurring charge of $1.0 million related to our unused office space and the amortization of this loss in 2010 reduces our office expense.

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

GreenCert	$142	$157	$433	$732
Technology	483	1,164	1,327	2,673
Total insurance and other	$625	$1,321	$1,760	$3,405

The decrease for the three and nine months ended September 30, 2010 compared to the same periods in 2009 was due to cost saving measures resulting in fewer outsourcing costs associated with engineering and technical services and fewer consulting fees for certain members of our board of directors.  In addition, during the three months ended September 30, 2009, we impaired $413,000 of leasehold improvements related to our unused corporate office space.

Impairment

Due to the uncertainties relating to certain cap and trade legislation proposals, we impaired capitalized costs related to our GreenCert agricultural software module by $3.5 million, of which $2.7 million was previously reflected as construction in progress and $735,000 in property plant and equipment in our condensed consolidated balance sheets. However, we do not believe impairment is necessary with respect to the energy module where we have concentrated most of our work since early 2010. GreenCert Energy is focused on business intelligence solutions for power plant operators independent of any regulatory or legislative compliance requirements. Moreover, we believe that the EPA and states will issue new rule making orders to monitor stationary assets for their GHG emissions independent of legislative sentiment. As a result our cash flow projections related to our GreenCert Energy module are sufficient to cover costs already incurred and future anticipated costs.

Other Income (expense)

Interest expense

Interest expense for the quarter ended September 30, 2010 was $296,000 compared to $1.4 million for the same period ended 2009.  Interest expense for the nine months ended September 30, 2010 was $1.8 million compared to $2.9 million for the same period ended 2009. The interest expense relates to the 2007 Notes and 2009 Notes more fully described in Note 6 – Debt to the condensed consolidated financial statements included herein and Note 7—Debt in our Form 10-K for the year ended December 31, 2009.  Pursuant to discontinued operations accounting guidance, interest expense related to our 2009 Notes is reflected in (loss) gain from discontinued mining operations for all periods presented.  Debt issuance cost and exit fees related to the 2009 Notes is reflected as interest expense in our continuing operations.  The decrease in interest expense for the three and nine months ended September 30, 2010 compared to the same periods ended September 30, 2009 is primarily related to the amortization of finance charges related to the 2009 Notes.

Loss on early extinguishment of debt

We recorded a loss on the early extinguishment of the 2009 notes primarily related to the acceleration of debt issuances costs, the acceleration of exit fees and the write-off of the derivatives associated with these notes.

Gain on troubled debt restructuring

During the three months ended September 30, 2010, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $5.8 million in aggregate principal amount of the 2007 Notes, for an aggregate of 2.0 million shares of our common stock.  After the exchange agreements our principal balance was $21.6 million as of September 30, 2010. We recorded a $3.1 million gain related to this exchange for the three and nine months ended September 30, 2010.

Other income (expense)

During the third quarter 2010, other expense was $290,000 as compared to $38,000 for the same period ended 2009.  Other income was $4.6 million and $355,000 for the nine months ended September 30, 2010 and 2009, respectively.  We are required to evaluate the fair value of the embedded derivatives at the end of each reporting period.  We recognized a $4.0 million gain on the fair value adjustments for our embedded derivatives for the nine months ended September 30, 2010.  These fair value adjustments are non-cash items, and each quarter’s estimations are impacted, in part, by our stock price.

Discontinued Mining Operations

Discontinued Mining Operations is comprised of the following:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Mining revenue	$12,619	$40,542
Coal mining operating costs	(12,041)	(34,366)
General and administrative	(1,499)	(3,379)
Depreciation, depletion & amortization	(1,281)	(5,529)
Other (loss) income	(2,778)	(1,553)
Discontinued mining operations	$(4,980)	$(4,285)

Liquidity and Capital Resources

Overall, we have increased our cash flow used in operations by $7.0 million, when comparing the nine months ended September 30, 2010 to the same period in 2009. However, we have decreased our cash used in operating activities from continuing operations by $2.7 million when compared to the prior period, primarily due to the reduction of our professional fees and other general and administrative costs. Our discontinued operating activities increased by$9.6 million when compared to the prior period, primarily due to the acceleration of payments of Buckeye’s liabilities as we exit our mining operations including selling and exit costs and additional interest expense related to our 2009 Debt restructuring.  In addition, we have invested $1.4 in capital expenditures, primarily related to GreenCert’s development during the nine months ended September 30, 2010.

As previously mentioned, we executed on two of our strategic positioning plans by completing the sale of Buckeye and signing a definitive agreement to sell our Fort Union assets. We believe these sales have allowed us to focus our resources on core business activities, including our K-Fuel and GreenCert technologies. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company (“Rosebud”), for the sale of certain assets of both Buckeye and Evergreen, which we refer to as the “sale of Buckeye” and reflects all of the assets and operations of the Mining Segment for a purchase price of $27.9 million in cash payable at the closing of the transaction. We closed this transaction on April 1, 2010.  See further discussion in Note 13– Discontinued Operations. We received $25.1 million from the sale of Buckeye, of which $19.2 million was used to retire our 2009 Notes principal balance, accrued interest and exit fees.  Pursuant to the asset purchase agreement, $2.8 million of these proceeds were placed in an escrow account to be used for potential unknown contingent liabilities and is reflected in discontinuing mining operations on our condensed consolidating balance sheets as of September 30, 2010.  The $2.8 million will be released to us on March 31, 2011 less any payments for unknown contingent liabilities.  In addition, we received $4.9 million of additional cash from the release of our reclamation bonds related to Buckeye on August 5, 2010.

 On August 20, 2010, we entered into an agreement to sell certain property and operations in Campbell County, Wyoming, including the Ft. Union plant, to Synthetic Fuels LLC for a cash purchase price of $2.0 million, of which $500,000 will be paid at closing with the remaining $1.5 million to be paid pursuant to a secured two year note.  Additionally, the buyer will pay additional amounts in connection with the release of all the reclamation bonds pertaining to the sold property pursuant to a secured one year note.  The due diligence period has ended and the transaction is expected to close in early 2011; such closing is subject to customary closing conditions.  In addition, to the potential cash payments for the sale of our Fort Union assets, on November 2, 2010, we received $1.2 million from the Wyoming Department of Environmental Quality (“DEQ”) related to the reduction of our cash collateral securing our reclamation obligations at the Fort Union site. Proceeds of the sale and release of the bonds will be used for general working capital purposes.

Actual 2009 cash flows from Buckeye’s operations were less than anticipated and combined with the on-going costs associated with GreenCert, required us to raise additional capital in 2010. As a result, we completed two financing deals: (i) On March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; and (ii) On January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million. See Note 5—Financing Arrangements to the condensed consolidated financial statements included herein for further description of the financings completed during the first quarter of 2010. However, we continue to require significant additional capital to fully fund the anticipated development of our K-Fuel process and GreenCert technologies and expect to investigate available sources of capital. Because of the need for additional capital to fund operations and costs to develop K-Fuel and GreenCert technologies, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

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

Historical View

Cash Used in Operating Activities

Cash used in operating activities of continuing operations was $12.0 million and $14.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The majority of the cash used in continuing operations for the nine months ended September 30, 2010 relates to cash used in our on-going operations adjusted for non-cash items, changes in operating assets and liabilities. The most significant being $2.9 million non-cash compensation, $3.1 million for our derivative fair value adjustments, $2.3 million related to the accelerated amortization of debt issuance costs on our 2009 Notes retirement, $3.1 million related to our debt for equity exchange and $3.5 million of impairment charge related to GreenCert agricultural module. The most significant adjustments for the nine months ended September 30, 2009 were non-cash share based compensation of $3.9 million, depreciation, depletion, and amortization of $1.9 million and $1.0 million on loss on sublease.

Cash Used in Investing Activities

Cash provided by (used) in investing activities of continuing operations was $3.5 million and $(1.5) million for the nine months ended September 30, 2010 and 2009, respectively.  The majority of the uses of cash relate to the following:

•	We received $5.0 million from the release of reclamation bonds related to the sale of Buckeye during the nine months ended September 30, 2010.

•	We received $2.0 million in proceeds from the maturity of marketable securities and spent $3.5 million primarily on the development of GreenCert during the nine months ended September 30, 2009.

Cash (Used in) Provided by Financing Activities

Cash  (used in) provided by financing activities of continuing operations during the nine months ended September 30, 2010 was $(6.9) million compared to $13.1 million for the nine months ended September 30, 2009.  The decrease between the two periods principally relates to the financing activities as further described in Note 5—Financing Arrangements and Note 6— Debt to the condensed consolidated financial statements included herein.

Cash (Used in) Provided by Discontinued Operations

Cash (used in) provided by operating activities of discontinued operations was $(5.0) million and $4.6 million for the nine months ended September 30, 2010 and 2009, respectively. The net increase in operating cash used was due to payment of interest on the 2009 Note, the sale of certain Buckeye and Evergreen assets on April 1, 2010, and related selling and exit costs. After April 1, 2010, Buckeye operations ceased.

Cash provided by (used in) investing activities of discontinued operations was $23.5 million and $(7.5) million for the nine months ended September 30, 2010 and 2009, respectively. The increase is related to the cash received from the sale of certain of Buckeye and Evergreen assets.

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

During the completion of the quarters ended in the 2010 financial statements, the Company became more familiar with the accounting for these types of instruments, through research and understanding of the accounting literature related to embedded derivatives. During 2010, when deemed necessary the company has and will continue to engage third party expertise for any agreements which include complex financial arrangements that they may not be familiar with.  Additionally, the company has evaluated the need for additional headcount in the Accounting department to address this material weakness.  The company believes that as of the third quarter ended September 30, 2010, the company has implemented adequate controls by utilizing third party expertise when deemed necessary and believes the Accounting department currently has sufficient headcount to remediate the material weakness prescribed in the Form 10-K for the year ended December 31, 2009.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

2007 Notes Litigation

Subsequent to the closing of the sale of certain assets of our Buckeye Industrial Mining subsidiary (“Buckeye”) and certain assets of Evergreen, and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes, AQR Absolute Return Master Account L.P., et al., v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH). We have subsequently added as a defendant in the action. In the litigation, plaintiffs seek: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover “for Buckeye’s benefit” certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes); and (iii) to appoint a receiver to take control of Buckeye’s assets.

In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the 2007 Notes are in default.  In response, we filed a counterclaim in the litigation naming those plaintiffs as counterclaim defendants.  The counterclaim asserts lender liability and other tort claims in connection with the counterclaim defendants’ conduct.  The counterclaim also seeks a declaratory judgment that the defenses raised do not constitute an event of default under the 2007 Notes and the recovery of monetary damages related to the counterclaim defendants’ wrongful conduct in asserting the default and in connection with the 2007 Notes.

The Court initially issued a temporary restraining order limiting our ability to utilize, for working capital or other purposes, the portion of the proceeds which we received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses).  However, on June 8, 2010, the Court issued a ruling in our favor, lifting the temporary restraining order and rejecting the Plaintiff’s request for a further injunction on the use of these funds as well as the use of $5.0 million collateralizing certain environmental reclamation bonds.  In its ruling, the Court stated, “The notes have never been in default, the interest has been paid on time and the principal is not due until 2012.”

Although the Court has issued a ruling in our favor, the remaining claims have not been fully resolved, and the litigation is continuing.  On August 31, 2010, US Bank, N.A., in its capacity as Trustee for the 2007 Notes, intervened in the action citing, among other things, its interest in a legal determination of whether the 2007 Notes are in default.

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

The Court held a case management conference on August 30, 2010, at which conference the Court ordered a period of expedited discovery and a further status conference on December 1, 2010.  To reduce future legal costs we have offered New Coal Holdings $250,000 to settle this case.  In connection with the settlement offer, we have recorded $250,000 of litigation expense in our condensed consolidated statements of operation for the three months ended September 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, or filed on Form 8-K.

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

4.11	Certificate of Designation and Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 22, 2009).
4.12	Security Purchase Agreement dated October 21, 2009 (incorporated by reference as Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2009).
4.13	Registration Rights Agreement dated October 21, 2009 (incorporated by reference as Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2009).
4.14	Common Stock Purchase Warrant dated October 21, 2009 (incorporated by reference as Exhibit 4.4 to our Form 10-Q for the quarter ended September 30, 2009).
4.15	Common Stock Purchase Warrant dated January 27, 2010 (incorporated by reference as Exhibit 4.1 to our Form 8-K filed January 27, 2010).
4.16	Form of Common Stock Purchase Warrant to be Issued by Evergreen Energy (incorporated by reference as Exhibit 4.1 to our Form 8-K filed March 17, 2010).

4.17	Form of Certificate of Designation from Series C Convertible Stock (incorporated by reference as Exhibit 4.2 to our Form 8-K filed March 17, 2010).
4.18	State of Delaware Certificate of Correction (incorporated by reference as Exhibit 4.3 to our Form 8-K/A filed March 18, 2010).
4.19	Second Amendment and Forbearance Agreement dated January 12, 2010.

4.20	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 26, 2010).

4.21	(3)(a)(9) Exchange Agreement dated August 24, 2010 with KVO Capital Partners, LP, Montpelier Investment Holdings, Ltd. and Trimarc Capital Advisors, LLC*

4.22	(3)(a)(9) Exchange Agreement dated September 27, 2010 with Dynamis Energy Fund, LP.*
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

EVERGREEN ENERGY INC.

Date: November 15, 2010	By:	/s/ THOMAS H. STONER, JR.
Thomas H. Stoner, Jr.
Chief Executive Officer

Date: November 15, 2010	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Executive Vice President and Chief Financial Officer