Form 10-K
period 2010-12-31
EVERGREEN ENERGY INC
filed 2011-03-14
CIK 912365

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant was $21,796,038 computed by reference to the closing price of the common stock on June 30, 2010, the last trading day of the registrant's most recently completed second fiscal quarter.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2011
Common Stock, $.001 par value	25,701,845 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Definitive Proxy Statement for the 2011 Annual Meeting	Part III

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

  •
  technical and operational problems at K-Fuel facilities or a possible K-Fuel demonstration plant;

  •
  our limited operating history;

  •
  uncertain market for GreenCert technology;

  •
  our inability to satisfy the terms of the settlement agreement with holders of our 2007 and 2009 Notes;

  •
  adverse impacts of possible unfavorable decisions in pending litigation;

  •
  environmental and government regulation;

  •
  protection and defense of our intellectual property rights;

  •
  reliance on, and the ability to attract, key personnel;

  •
  industry competition;

  •
  inability to implement our acquisition and joint venture strategy; and

  •
  other factors including those discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

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

PART I

ITEM 1.    BUSINESS

        In this Annual Report on Form 10-K, we use the terms "Evergreen Energy," "we," "our," and "us" to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Bimco Inc. (previously known as Buckeye Industrial Mining Co.) and referred to as "Buckeye" herein. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, and GreenCert™, refer to our technologies and patented processes explained in detail throughout this Annual Report on Form 10-K. As further described in Note 7—Temporary Capital and Stockholders' Equity in Item 8 of this report, effective August 20, 2010, we executed a 1 for 12 reverse stock split and all share and per share amounts have been restated as if the reverse stock split occurred in the applicable periods. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

        We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company primarily focused on developing and marketing K-Fuel. Today, Evergreen Energy is comprised of two discrete clean energy business units that own two proprietary and potentially transformative technologies: K-Fuel and the GreenCert suite of software and services. K-Fuel, our patented clean coal technology, significantly improves the performance of low-rank sub-bituminous and brown coals and lignite yielding higher efficiency by applying heat and pressure to low-rank coals to reduce moisture. The efficiency increase is variable depending on the type of coal we process. Our GreenCert software suite provides power generators with operational intelligence analytics that identify fuel and operational efficiency opportunities, and address new regulatory pressures regarding environmental emissions. The K-Fuel and GreenCert technologies are both business and environmental solutions for energy production and generation industries and processes.

        During 2010 and through February 2011, we have executed on a number of our strategic objectives. On February 1, 2011, we completed a private placement of 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting in approximately $15.99 million in gross proceeds and $14.6 in net proceeds, after the offering expenses. See further discussion in Item 7—Management's Discussion and Analysis—Liquidity and Capital Resources.

        On February 1, 2011, we and Buckeye entered into a Forbearance and Settlement Agreement (or, the Settlement Agreement) with certain holders of our 2007 (or, the Settling 2007 Noteholders) and former holders of our 2009 Notes (or, the 2009 Noteholders). The Settlement Agreement provides for the direct redemption of approximately $14.1 million in aggregate face value of 2007 Notes currently held by the Settling 2007 Noteholders to us, in exchange for the following: (i) the payment of approximately $6.76 million in cash to the Settling 2007 Noteholders; and (ii) the issuance of warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our common stock at an exercise price of $7.20 per share. The Settlement Agreement also provides for the 2009 Noteholders to purchase $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million. The $3.2 million of 2007 Notes purchased by the 2009 Noteholders will be exchanged by us for a new one year, $1.6 million, 7% note, convertible into shares of our common stock at the market value of the shares on the date the exchange is to occur and 200,000 warrants to purchase our common stock priced on the date of the exchange. This agreement also calls for the dismissal of the litigation that is now pending between us, Buckeye, the Settling 2007 Noteholders, and the 2009 Noteholders, which arose out of the sale of certain assets of Buckeye and of Evergreen, which we refer to as the "sale of Buckeye." See further discussion of these transactions in "Risk Factors" and Item 7—Management's Discussion and Analysis—Liquidity and Capital Resources.

        On August 20, 2010, we entered into an agreement to sell certain property and operations in Campbell County, Wyoming, including the Ft. Union plant, to Synthetic Fuels LLC or its nominee for a cash purchase price of $2.0 million of which $500,000 will be paid at closing with the remaining $1.5 million to be paid pursuant to a secured two year note. Also, the buyer will pay additional amounts in connection with the transfer of all of the reclamation bonds pertaining to the sold property, currently totaling $5.2 million, pursuant to a secured one year note. The due diligence period has ended and the transaction is expected to close in first quarter of 2011; such closing is subject to customary closing conditions. Proceeds of the sale will be used for general working capital purposes. See further discussion below in "Business History—Other."

        On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company ("Rosebud"), for the sale of certain assets of both Buckeye and Evergreen and included all of the assets and operations of the Mining Segment, for a purchase price of $27.9 million in cash payable at the closing of the transaction. We closed this transaction on April 1, 2010. See further discussion below in "Business History—Other."

        We believe these transactions have better positioned us to focus our resources on a newly defined set of objectives and further clarify our strategic positioning. To this end, we expect to evaluate several alternatives, including but not limited to: (i) the development of a K-Fuel demonstration plant; (ii) entry into joint ventures, domestically and internationally, for the further development of K-Fuel; and (iii) assessment of the GreenCert business, including evaluation of its relationship to K-Fuel and potential sale or joint venture of this business. We are evaluating the engagement of an investment banking firm to assist us in the assessment of the GreenCert business and possible alternatives related to that business. As we complete stages of this process we may alter our ongoing business plan. The following discussion addresses the current aspects of our business.

K-Fuel

        The international community faces key challenges posed by global warming and unfavorable political climate related to the development and use of fossil fuels balanced against the growing need for energy. With more than 100 years of available lower rank coal reserves and well developed, world-wide distribution channels, coal will remain a key resource in solving the world's energy needs. To resolve the disparity between environmental concerns and energy needs, it is critical to consider cleaner coal technologies. Along with this continued reliance upon coal, comes the responsibility to operate coal-fired electric generation efficiently and manage emissions to limit the environmental impacts of using coal.

        K-Fuel, through the application of our patented process, significantly improves the performance of low-rank sub-bituminous and brown coals and lignite yielding a higher value product resulting in increased efficiency and lower emissions. Through this proprietary K-Fuel process, we intend to meet the specific needs of coal companies and mine operators looking to identify and expand the markets for their low-rank coal by transforming the coal into a higher value fuel and chemical manufacturers using coal as a feedstock. Additional markets may be served by this process, including meeting the needs of public utility, industrial and international customers by providing economical solutions for energy supply, energy efficiency and compliance with environmental emission standards. Our K-Fuel process uses heat and pressure to physically and chemically transform high-moisture, low-Btu coals, such as sub-bituminous and brown coals and lignite, into a more energy dense, energy efficient, lower-emission fuel. The inherent efficiency of higher Btu-lower moisture coal improves power plant performance and reduces emissions on a per kilowatt-hour-generated basis. We believe markets that have plentiful reserves of high-moisture, low-Btu coals that are experiencing and rapid growth in electric power demand provide the best opportunities for K-Fuel. The goal of our K-Fuel technology is to transform lower-rank coals into more valuable, efficient and environmentally compliant fuels in order to meet the increasing demand for energy in an optimal fashion.

GreenCert

        The power generation industry faces a growing number of operational and regulatory pressures. Our GreenCert software suite provides a unified software solution that addresses both of these critical issues by providing operational intelligence and analytics to identify fuel and operational efficiencies and to address new regulatory pressures regarding environmental emissions. The GreenCert solution unlocks the power generation industry's most under utilized asset: data. The power industry has a host of issues related to the lack of real-time data integration. This causes operators to manage generation assets based upon data that is up to thirty days old and the loss of unique process and operational knowledge because of an aging work force. Both of these issues are caused, in part, by the lack of a single, consistent view of operational data of their core business. GreenCert works across an enterprise as a technological solution resulting in an operational intelligence application that provides timely, verifiable and comprehensive decision support capabilities that allow power generators to optimize their assets by balancing their key performance metrics of cost, reliability and environmental compliance. We believe that GreenCert is positioned to be the perfect Best Available Control Technology, or BACT, as defined by the Environment Protection Agency (EPA), pursuant to its tailoring rule; therefore, it becomes an essential tool for the power generation industry. GreenCert is substantially developed using an open architecture that gives us ability to open the platform up to other developers, integrate easily with other business systems, such as enterprise resource planning systems, and allow customers to leverage the data in ways that are proprietary to them. Providing access to other developers could create another revenue stream for the GreenCert product line.

Segments

        Our business lines include the Technology segment and the GreenCert segment. The Technology segment is comprised of all operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, and activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our GreenCert segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. The GreenCert segment represents the operations of our GreenCert software suite, which focuses on providing power generators with operational intelligence and analytics to identify fuel and operational efficiency, and addressing new regulatory pressures regarding environmental emissions. As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our consolidated financial statements. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly. See Note 11—Segments in Item 8 of this report for further details.

Business Strategy

        Our long-term strategy is to build our business through a combination of organic growth, acquisitions and joint ventures in the following areas.

  •
  Implement a testing strategy.  We plan to implement a strategy to increase the number and types of sub-bituminous and brown coals and lignite we have previously upgraded using the K-Fuel process and tested at our testing facility located at the Fort Union site. Consistent with this strategy, in February 2011, we reactivated our testing facility and began to identify new coals to test. Further, we plan to test coals for potentially new applications of K-Fuel refined coal. We believe that the data collected from such testing will create an important body of knowledge that can be used to develop a potential K-Fuel demonstration plant, described below, and future K-Fuel and K-Direct plants.

  •
  Construction of a K-Fuel Demonstration Plant.  Evergreen is evaluating plans to construct a demonstration scale facility that could be used to drive and demonstrate the commercial viability and to explore further enhancement concepts and new applications of the K-Fuel process in the market. If constructed, we may utilize certain equipment at the Fort Union site, where appropriate, to reduce construction costs. If constructed, when the demonstration plant is completed, coals and lignites could then be processed through the demonstration plant to produce sufficient quantities of K-Fuel refined coal to conduct large scale testing for product quality, product handling and combustion performance. Along with our previous successful product tests, we believe the information gained through this demonstration plant and through the testing strategy described above will create valuable information and data to allow rapid market acceptance and penetration of the commercially produced fuel. Alternatively, if we conclude that it is not appropriate at this time to construct a demonstration plant, we intend to focus on data collected at our testing facility at the Fort Union site and on expediting the construction of a commercial scale K-Fuel facility.

  •
  Develop Production through the Construction of K-Fuel Facilities.  We intend to focus our efforts on constructing K-Fuel facilities with partners at coal mine sites that have abundant reserves of sub-bituminous or brown coals or lignite and readily available access to rail, barge and/or truck transportation. We intend to evaluate potential sites, both domestically and internationally. Where appropriate, we will assess potential sites that allow for blending of K-Fuel refined coal with other coals or bio-fuels to meet customer specifications. We believe that the ability to blend coal provides greater flexibility to potential customers by allowing them to target specifications like heating value, ash content, mercury, sulfur dioxide, chlorine, oxides of nitrogen or other emission criteria.

  •
  Enter into K-Fuel Licensing Agreements.  We believe that there are potential opportunities to license our K-Fuel technology both domestically and internationally to third parties and affiliates that have access to transportation infrastructure and coal supplies, either high-moisture, low-Btu coal for refining purposes or higher-Btu coal for blending purposes. Currently, we are focused on licensing our K-Fuel technology in the United States, Australia and the Asia-Pacific Rim region of the world due to their vast reserves of low-rank coal.

  •
  Pursue Strategic Growth in K-Fuel Through Acquisitions and Joint Ventures.  We will pursue selected acquisitions and attract industry joint venture partners to continue our strategic development. We will explore acquisitions of or joint ventures with, companies that have operations complementary to our business model and strategy. These may include operations that own or control (i) low-Btu coal for refining purposes; (ii) high-Btu coals for blending and marketing purposes; (iii) bio-mass; or (iv) power generation assets where K-Fuel refined coal or blended K-Fuel refined coal may be utilized. On February 2, 2011 we announced the execution of a memorandum of understanding to establish a joint venture with WPG Resources to jointly develop and commercialize the K-Fuel technology throughout Australia.

  •
  Develop our China Operation.  Evergreen-China Energy Technology Co., Ltd. ("Evergreen-China"), a Sino-US joint venture between Evergreen Energy and a Chinese investor, signed a letter of intent with Datang Chemical, a large Chinese integrated utility and chemical manufacturer, to build a K-Direct plant in Inner Mongolia to produce K-Fuel from low-ranked lignite feedstock. Further, based on positive results of initial laboratory testing and engineering analysis of the coal and K-Fuel process conducted in December 2009 and January 2010, a three-way agreement with this same party, a Chinese design institute and Evergreen-China was executed in February 2010. By gaining a foothold in China, we will be able to participate in the country's rapid growth in coal consumption for both power generation and chemical production. In addition, through the joint venture, we will be able to take advantage of China's low cost equipment manufacturing capabilities which should translate into a lower capital cost for K-Fuel facilities located anywhere in the world.

  •
  Research the development of a K-Direct Strategy.  K-Direct facilities are K-Fuel plants integrated and co-located within new or existing power generating plants or other coal fired generation sites, including manufacturing facilities, offering the added advantages of using secondary steam to refine raw low-rank coal feedstocks. With K-Direct facilities at a generating site, coal users would be able to shop the world market for abundant lower cost low-Btu coal, process it on site and feed it directly into their boilers. Several parties have expressed an interest in this strategy. We will continue to explore K-Direct prospects as opportunities present themselves.

  •
  Complete Strategic Positioning of GreenCert.  We are evaluating strategic alternatives related to GreenCert, including but not limited to evaluation of its relationship to and integration with our K-Fuel technology, potential sale, or joint venture of this business. We are evaluating the engagement of an investment banking firm to assist us in the assessment of the GreenCert business and possible alternatives related to that business. Our evaluation will primarily take into consideration: (i) how our K-Fuel and GreenCert technologies interrelate and how their target markets overlap; (ii) our available capital resources; (iii) the value of GreenCert's assets, long-term forecasted revenue, expenses and capital expenditures; and (iv) general market conditions. If this evaluation indicates significant synergies between the two technologies and that sale or joint venture is not appropriate at this time, we will retain and continue to operate the GreenCert business, although likely scaled-back. Alternatively, a sale or joint venture of the GreenCert business could provide Evergreen with an opportunity to realize value for our shareholders without diverting its resources into continued development of this business segment.

  •
  Develop and Market GreenCert.  We believe there is opportunity both domestically and internationally to market, license and sell our operational intelligence and environmental compliance and reporting software solutions. From an operational perspective, GreenCert collects critical data from a wide set of disparate information systems within a given operational set and applies analytics and rules to identify operational improvements, including efficiency, performance and operating costs. At the corporate level, GreenCert permits an overall view of how an organization's assets are being managed from an operational perspective, which can provide a significant competitive advantage. From a regulatory perspective, GreenCert can identify potential environmental liabilities and comply with emissions limitation regulations, including as a BACT pursuant to the EPA's tailoring rules. In summary, GreenCert provides a tool for the power generation market that allows the generating companies to more effectively manage their business across a number of different areas such as operational efficiencies, compliance, risk reduction and sustainability measures.

  •
  Deliver GreenCert Energy as a Software as a Service Solution.  SaaS is not a technology, it's a business model. This allows us to reduce our cost of revenue as compared to other models. In addition, it allows us to reduce our maintenance costs and costs of goods sold. We believe our customers will realize the benefits of this approach in the following ways: reduced time to deploy the solution and limit the amount of information technology support needed to deploy the solution, both of which result in higher return on investment to the customer.

  •
  Enter into Strategic Arrangements, Leverage Distribution Channels and Advance Relationships with Technology and Service Providers for the Energy Market to Promote GreenCert.  We have strategic arrangements and believe there are additional opportunities to further expand GreenCert through new relationships. These relationships include, but are not limited to IBM, EIM, and Black & Veatch. Evergreen expects these relationships will present us opportunities to reach a broad base of energy and utility customers worldwide. Our solutions require implementation and advisory services. We therefore believe that these relationships will present us with opportunities to broaden the market reach of our solution by using our partners' sales programs and sales channels.

Competitive Strengths

        We believe we are uniquely positioned in the energy generation market as a result of the following strengths:

  •
  High Btu, Low Emission K-Fuel Refined Coal.  We have been able to convert thousands of tons of low-rank sub-bituminous coals and lignite into K-Fuel refined coal, with higher Btu's and fewer emissions. K-Fuel refined coal is a replacement for dwindling supplies of higher quality coals. The large and growing markets coupled with the current large and growing price difference between low rank and high rank coals creates tremendous opportunity for the K-Fuel coal upgrading process, which is one of only a few technologies to have been demonstrated at commercial scale. In the US market, the EPA, has imposed strict mercury emission rules on a plant-by-plant basis due to the U.S. Supreme Court's rejection of a utility industry's appeal of a lower court ruling which vacated the "Clean Air Mercury Rule". The K-Fuel process performs extremely well in reducing the mercury emissions from coal. With groups of states rolling out regional limitations on sulfur dioxide, mercury, oxides of nitrogen and carbon dioxide emissions, K-Fuel's ability to reduce those emissions, including also a potential 8% carbon dioxide reduction, stands out as a marketplace advantage. We believe K-Fuel industrial customers that use our K-Fuel refined coal or blended K-Fuel refined coal will be able to cost-effectively boost efficiency and reduce these emissions without adding expensive, post-combustion cleanup equipment. Power generation facilities that burn K-Fuel refined coal or blended K-Fuel refined coal instead of unrefined high Btu coal should realize lower emissions and experience significant savings as a result of reducing the possible need to purchase carbon dioxide, sulfur dioxide, oxides of nitrogen and mercury credits or incur fines in order to comply with environmental regulations.

  •
  Provide Flexibility in Feedstock.  Coal-fired power plants and industrial users with post-combustion pollution controls may see improved pollution control performance by using our K-Fuel refined coal or blended K-Fuel refined coal and will benefit from the ability to use alternative feedstock in addition to their traditional feedstocks or to blend with their traditional feedstocks. We believe that Carbon Capture and Storage Technology, or CCS, especially a class of clean coal technology that integrates coal gasification with carbon capture and storage referred to as IGCC-CCS, will perform better if the quality of its coal feedstock is upgraded through the K-Fuel process.

  •
  Strong Base of Technical Experience and Expertise.  Our K-Fuel employees and consultants have a wide range of significant technical experience and expertise in refining coal, coal thermal upgrading, thermal processing, coal gasification, coal liquefaction, chemical engineering, power plant engineering and process engineering. Our GreenCert business has developed a unique blend of skills and expertise in our employee and consultant population that is highly qualified and experienced in modern software technologies, power generation operations and carbon emissions modeling.

  •
  Key Industry Relationships.  K-Fuel benefits from key industry contacts through our relationships with Bechtel, Sumitomo and Evergreen-China, as defined below. Further, as described above, we have entered into a memorandum of understanding with WPG Resources to jointly develop and commercialize the K-Fuel technology throughout Australia. We believe these relationships will assist us in the development, deployment and marketing of our K-Fuel technology globally. GreenCert has built strong alliances with IBM, EIM and Black and Veatch and others to enable

    GreenCert to be deployed to market on a worldwide basis. We believe these relationships will assist us in the development, deployment and marketing of our GreenCert technology.

  •
  Highly Accurate, Unique and Proprietary Solution.  The GreenCert suite of services is based upon our capabilities to collect and synthesize data from a wide variety of sources and leverage our analytics to create a unique and powerful business tool for power generators. It is a software-based solution built upon a complex process of accurate, precise, transparent, verifiable and scientifically defensible quantification and provides actionable intelligence with a high degree of confidence on which to operate. Uncertainties and costs associated with greenhouse gas measurement remain key issues for the emerging global marketplace. Federal oversight, through EPA regulations, is now in full effect with respect to greenhouse gas emissions when initiating or renewing permits under the Clear Air Act. Therefore, GreenCert is well positioned to be deployed today as a potential BACT. Through GreenCert, we offer an intelligence software and system solution to accurately measure greenhouse gas emissions, improve plant performance, and therefore improve the accuracy of any reporting regardless of any potential future legislation.

Competition

        Our K-Fuel process produces refined coal that is low-moisture, high-Btu content and low sulfur dioxide, oxides of nitrogen and mercury emissions. The known direct competitors for K-Fuel refined coal include other coal upgrading processes, other high-Btu coal, low sulfur coal and advanced pollution control technologies. The indirect competition to K-Fuel refined coal includes electrical generation from natural gas, nuclear fuel, oil, wind, bio-fuels, and other renewable energy sources. Potential customers could choose to install pollution equipment instead of using our K-Fuel refined coal and/or choose to inject additives to reduce emissions. These alternatives include equipment such as low-nitrogen oxide burners, over-fire air systems, selective catalytic reduction systems, sulfur scrubbers, fabric filters, electrostatic precipitators, mercury control technology, or other equipment and adding limestone or other chemicals to the combustion and waste stream.

        The market classifies information technology providers to the power generation industry into three categories: (i) process control systems, consisting of process-facing systems that provide real-time monitoring and control of the various components that comprise the power generating process and include companies such as SmartSignal, General Physics, and OSISoft; (ii) plant management systems, which are site-specific management systems that support various operations aspects, ranging from procurement to maintenance management, and support the operations of the entire plant while tracking overall plant performance, and includes companies such as ABB, Emerson, Siemens, and Rockwell; and (iii) business system providers such as SAP and Oracle. GreenCert is well positioned in comparison to companies providing process control systems and plant management systems because these solutions are inwardly focused and do not address broader business needs. Likewise, GreenCert competes well against business system providers that have only a small market presence and virtually no presence in the core aspects of power generation. Currently, we do not believe that there are any competitors that bring operational data together at the enterprise level and provide a rich set of reporting and analytics. The GreenCert software and methodology provides a level of operational transparency that is not currently available to the power generation industry. In many cases, GreenCert can be used to enhance or complement some of our competitors' offerings.

Intellectual Property

        Our success depends in part on our ability to protect our intellectual property, including proprietary knowledge, know-how and trade secrets, and to prohibit infringement of our intellectual property by third parties. Several patents that cover earlier versions of our K-Fuel technology are near their expiration dates. Patents that cover newer versions of that technology expire from 2018 through 2024. Our most recently issued patent covers most of the aspects of our current K-Fuel process. As we make modifications and improvements to our proprietary process, we continue to evaluate our patent protection. As new improvements result, we anticipate filing additional patent applications. In addition, in 1996, we amended our agreement with Koppelman Ventures, LLC (successor to Edward Koppelman), which we refer to as Koppelman Ventures, to pay Koppelman Ventures 25% of worldwide licensing and royalty revenue received by us until reaching an aggregate amount of $75.2 million. Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology. Currently, there is $73.0 million remaining pursuant to the cap.

        Our trademarked GreenCert solution is an accurate and scalable energy intelligence solution that assists in the identification of operating efficiencies and quantifies greenhouse gas emission avoidances and reductions. The GreenCert solution contains unique and proprietary approaches that integrate software and power generation domain expertise in the areas of analytics meta-model, asset configuration model, fleet information model and process analytics. In addition, we have the worldwide exclusive rights to various patents that can be applied to measurements of any emissions offsets reduction or other environmental attributes.

Business History

  K-Fuel Technology

        Over the past 25 years, we have been principally focused on the development of our K-Fuel technology. We have obtained multiple patents for different aspects and configurations of the K-Fuel technology using a variety of methods and apparatus to apply heat and pressure to process high moisture coal feedstocks. We have patents or patent applications for the K-Fuel technology issued or pending in the United States and various foreign countries. As we continue to develop and make enhancements to either technology or develop new technologies consistent with our business strategy, we anticipate expanding our patent coverage.

        The current K-Fuel process applies heat and pressure to lower-rank coals with high water content, such as those found in Wyoming's Powder River Basin, to reduce moisture from approximately 30% in the low-Btu coal to 8%-14% in our K-Fuel refined coal. The process boosts the coal's heating value by 25% to 40%, depending on the process conditions and type of coal feedstock being used. We believe the K-Fuel process results in increased efficiency of the fuel utilized in coal fired power generating, industrial and institutional facilities. Further, the K-Fuel process removes a significant amount of impurities from the lower-Btu coal that we believe will assist the power generation industry and smaller industrial coal boilers to economically comply with increasingly stringent air emission standards and environmental regulations. The pre-combustion refinement of raw coal into K-Fuel refined coal reduces the mercury content, and upon combustion, sulfur dioxide and oxides of nitrogen are also reduced. Our analysis also shows that burning K-Fuel refined coal with its increased efficiency will reduce carbon dioxide emissions by up to 8% on a per-kilowatt-hour generated basis.

        Multiple laboratory and test burn results have independently verified the effectiveness of the K-Fuel process at removing significant amounts of mercury from lower-rank coals. The amount of mercury reduction varies depending on the coal source. The K-Fuel process can reduce mercury by up to 70% in Wyoming Powder River Basin coal. Tests on Indonesian coal showed a 56% mercury reduction, and a test burn of blended K-Fuel at a western Pennsylvania power plant achieved an almost

82% mercury emission reduction at the stack when compared to the mercury emissions from the coal normally burned at that plant.

        We have completed the modifications and improvements of the design and efficiency of the equipment used in the K-Fuel process. Evergreen's teams completed successful testing of operational systems at our Fort Union plant near Gillette, Wyoming that will support construction and operation of future K-Fuel refineries. The results of these efforts have been incorporated into our enhanced standard processing tower design that should significantly improve the economics of K-Fuel facilities when compared with prior designs. We believe that we have now resolved the most substantive technical challenges to scaling and fully commercializing our production process.

        Through the construction and limited operation of our Fort Union facility, we sought to further develop the application of our proprietary K-Fuel technology. The Fort Union facility realized virtually all of the goals and objectives which we set forth, except for continuous production. In March 2008, we suspended operations at our Fort Union plant in order to redirect constrained resources, both capital and human, to focus on the commercialization of this process in future K-Fuel plants. Suspending production at Fort Union enabled us to reduce our cash expenditures. The significant resources invested in the Fort Union plant served four important purposes:

  •
  First, as an engineering and process improvement platform, the Fort Union plant allowed engineers and scientists to improve the performance of the K-Fuel process.

  •
  Second, operational results validated that product made in the test facility correlated with the product manufactured by the commercial scale plant, thereby validating the smaller scale test facilities as an accurate model of commercial scale product quality.

  •
  Third, Fort Union served as an important business development tool and production platform for thousands of tons of K-Fuel used for marketing and test burn purposes.

  •
  Fourth, Fort Union served to produce K-Fuel at a commercial scale for customer test burns and purchase.

        On August 20, 2010, we executed the second of our strategic positioning plans by signing a definitive agreement to sell our Fort Union assets. We entered into a definitive agreement with Synthetic Fuels LLC or its nominee for the sale of the assets of our subsidiary Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming. The sale will provide approximately $7.1 million of available cash to us, comprised of: (i) cash payments of $2.0 million, of which $500,000 will be paid at closing, an additional $500,000 on the first anniversary of closing and $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of all of the reclamation bonds pertaining to the sold property, currently totaling $5.2 million (after reducing for the $1.2 million we received on November 2, 2010 related to these bonds), pursuant to a secured one year note. Synthetic Fuels LLC is required to assume these environmental liabilities at the closing and the cash collateral or an equivalent amount will be released to us by the one year anniversary of the closing. The sale is anticipated to close during the first quarter 2011 and is subject to customary closing conditions. Proceeds of the sale will be used for general working capital purposes. Concurrent with and as a condition to the sale, Evergreen and Synthetic Fuels, LLC will enter into a lease agreement to provide access to and use of the K-Fuel testing facility and equipment located on the Fort Union site. This facility has served as an important coal testing facility that allowed Evergreen to build a database of test results from more than 100 coal types drawn from across the globe and will continue to play an important role in the commercialization of K-Fuel.

        On October 13, 2010, Evergreen amended its equity joint venture agreement with Beijing Gang Jing Hong Ren Technology Co. Ltd., to introduce a third party into the ownership structure of Evergreen-China Energy Technology Co. Ltd., the Sino-Foreign Equity Joint Venture established in mainland China ("Evergreen-China"). This amendment will obligate the third party to invest

$2.0 million that will be used to pay for engineering services to complete the K-Fuel "China Package"—the set of technical documents that include detailed engineering design information for certain key components of the K-Fuel technology to be used for all projects in China. Pursuant to the terms of the amended agreement, Evergreen, which held a 50% ownership interest in Evergreen-China, will transfer 20% to the third party as compensation for completing the work necessary to begin plant construction. As a result, Evergreen-China now consists of 50% ownership by Beijing Gang Jing Hong Ren Technology Co. Ltd., 30% ownership by Evergreen and 20% ownership by the third party. All future revenue resulting from licensing fees or royalties from any proposed or operating K-Fuel plant will be immediately remitted to each owner of Evergreen-China based on their respective ownership percentages.

        We previously announced that we signed a letter of intent with a large Chinese integrated utility and chemical manufacturer to build a K-Fuel plant in Inner Mongolia. Further, based on positive results of initial laboratory testing and engineering analysis of the coal and K-Fuel process conducted in December 2009 and January 2010, a three-way agreement with this same party, a Chinese design institute and Evergreen-China was executed in February 2010. The letter of intent and three-way agreement were signed with Datang Chemical and they expect to initially construct a single-processing plant with a capacity of approximately 500,000 tons per year and to use the K-Fuel technology to upgrade coal feedstock for ultimate gasification. The completion of the China Package is important not only for Datang Chemical and for our efforts to develop K-Fuel in China, but also for discussions we are having with other third parties to install K-Fuel facilities in other parts of the word, including Indonesia and the US.

  GreenCert

        In December 2007, our subsidiary, C-Lock Technology, Inc. began developing an energy intelligence solution called GreenCert. Certain aspects of GreenCert are patented and available to us through an exclusive licensing agreement.

  Other

        As described above, we executed on one of our strategic positioning plans by completing the sale of Buckeye. We believe the sale will allow us to focus all our resources and attention on core clean coal technology business activities, including our K-Fuel and GreenCert technologies. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen, which we refer to as the "sale of Buckeye", for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price was deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement. The sale closed on April 1, 2010, however, we are still subject to some post-closing obligations, including incurring costs related to the transfer of certain assets and providing support for such transfers. We received $25.1 million from the sale of Buckeye, of which $19.2 million was used to retire our 2009 Notes principal balance, accrued interest and exit fees. The remaining proceeds were used to fund related transaction expenses estimated at $2.5 million and for general working capital purposes. In addition, we received $5.0 million of additional cash through December 31, 2010 from the release of our reclamation bonds.

Environmental Regulations Affecting our Market

        The following summarizes federal, state, and international programs that may affect the market for our K-Fuel refined coal and for GreenCert products.

  Federal Requirements:

  •
  National Ambient Air Quality Standards.  The Clean Air Act (CAA) requires that EPA set National Ambient Air Quality Standards (NAAQS), expressed as ambient concentration levels based on levels "requisite to protect" human health and welfare. NAAQS are established for six specific criteria pollutants (ozone; particulate matter (PM) and fine PM that are 2.5 microns or smaller; sulfur dioxides; nitrogen oxides (NOx); lead; and carbon monoxide). The NAAQS set to protect human health is called the primary standard, while the NAAQS established to protect welfare impacts, such as those on vegetation and visibility, is called the secondary standard. The primary standards have mandatory deadlines for attainment, whereas the secondary standards must be met as soon as practicable. The CAA requires EPA to review and, if appropriate, revise the NAAQS every five years.

  •
  State Implementation Plans.  Once a standard has been finalized, States must develop State Implementation Plans (SIP) that demonstrate how areas within each state will attain NAAQS by using a combination of "state" and "federally" imposed controls and measures affecting emission sources. Depending on how far out of attainment a county or area is determined to be, different deadlines to reach attainment may be set. The SIP must be submitted to EPA for formal approval. As part of the SIP, emission standards are set for "state-controlled" sources, and enforced on businesses through construction and operating permits, on transportation systems, and sometimes on commercial and consumer product content. A number of States have imposed stationary source controls on existing and new sources that are more stringent than the federal NAAQS standards would require.

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

  •
  Clean Air Interstate Rule.  The EPA finalized the Clean Air Interstate Rule in March 2005. Once fully implemented, this rule requires that sulfur dioxide emissions in 28 eastern states and the District of Columbia be reduced by more than 70% and nitrogen oxide emissions by more than 60% from the 2003 levels. Through the use of a cap-and-trade approach, the rule promises to achieve substantial reduction of sulfur dioxide and nitrogen oxide emissions. Reduction of nitrogen oxide emissions began in January 2009, which was followed by reductions of sulfur dioxide emissions in January 2010. The program will be fully implemented by January 2015. This rule has been set aside by the U.S. Court of Appeals and the EPA is addressing that decision on remand.

  •
  Clean Air Mercury Rule.  The EPA issued the Clean Air Mercury Rule, or CAMR, on March 15, 2005. The Rule introduced new requirements to reduce mercury emissions from coal-fired power plants. Phase 1 of CAMR was set to go into effect on January 1, 2010. However, on February 8, 2008, the U.S. Circuit Court of Appeals for the District of Columbia

    vacated the rule, requiring the EPA to develop a new proposed utility mercury regulation. As a result of this ruling, it is likely that individual coal-fired boilers and power plants will be held to stringent levels of mercury emission reductions instead of averaging mercury emissions across multiple plants and across the country. EPA is currently developing air toxic emission standards for power plants under the Clean Air Act. The proposed rule is expected to apply to 1,350 electric generation units at 525 facilities. Under a consent decree, EPA must propose a new rule by March 16, 2011, and issue a final rule by November 16, 2011. Compliance will be required 3 years after the final rule is published in the Federal Register.

        We believe that existing and proposed legislation and regulations could affect the profitability of fossil fuel-fired and specifically coal-fired power generating facilities that can emit substantial levels of sulfur dioxide, nitrogen oxides, mercury and carbon dioxide into the environment. Regulation of these emissions can affect the market for our K-Fuel refined coal by imposing limits and caps on fossil fuel emissions. Regulation of carbon dioxide and other greenhouse gases can also affect our GreenCert technology solutions by enhancing market opportunities. The most significant existing national legislation and regulations affecting our K-Fuel market include the Clean Air Act, the Clean Air Interstate Rule and the Clean Air Mercury Rule, which are implemented by the EPA as previously described.

        In 2009, the EPA initiated two actions that could potentially affect K-Fuel refined coal and GreenCert products. The first EPA action was a regulation for the Mandatory Reporting of Greenhouse Gases. The final rule for this regulation was published in the Federal Register in October 2009. This regulation does not limit or control greenhouse gas emissions, but requires reporting of greenhouse gas emissions from coal-fired power plants and other large industrial facilities starting with the 2010 calendar year. The EPA also issued the final rule for the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule. This rule regulates greenhouse gas emissions from coal-fired power plants and other large industrial facilities by requiring that these installations include best available control technology for greenhouse gas emissions when initiating or renewing permits under the existing Clean Air Act. The EPA Administrator has recently stated (February 2010 letter to Senator Rockefeller) that it plans to phase in the greenhouse gas permit requirements over time starting in 2011 with large stationary sources.

        In addition, the market for K-Fuel refined coal will be affected by additional national policies including the EPA's Nitrogen Oxide State Implementation Plan Call, the EPA's National Ambient Air Quality Standards for ozone and fine particulate matter, and the Regional Haze Rules, which require emission controls for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.

  State and Regional Requirements

        State and regional policies also affect the market for our proprietary processes. Important regional frameworks include The Regional Greenhouse Gas Initiative (RGGI), which requires reduction in carbon dioxide emissions from electric generating units, beginning in January 2009 in ten northeastern states. The Western Climate Initiative, a coalition including seven western states and four Canadian provinces as partners, has developed a regional, economy-wide greenhouse gas cap-and-trade program, the first phase of which will start in 2012. In the Midwest, six states and one province are full members of the Midwestern Greenhouse Gas Reduction Accord with the aim of establishing a regional greenhouse gas cap-and-trade market system. Many states have at least nominal economy-wide greenhouse gas reduction targets. A number of these are based only on Executive Orders, so implementation is not assured. Many states have legislated greenhouse gas targets and/or utility performance standards including California, Connecticut, Illinois, Maine, Maryland, Massachusetts, Minnesota, Montana, New Jersey, Oregon, and Washington.

        The greenhouse gas emission reduction target set by state legislation is more stringent than the target set by RGGI, a regional cap-and-trade program to which Maryland belongs. RGGI caps carbon dioxide emissions for electric utilities and will achieve a 10 percent reduction in emissions from 2009 levels by 2018. Maryland's legislation also has a broader scope than RGGI, covering sources across the economy except the manufacturing sector.

        Many states also have mandatory greenhouse gas Reporting Requirements for utilities, including Washington, Oregon, California, New Mexico, Florida, Iowa, Wisconsin, North Carolina, Maryland, Delaware, Rhode Island, New Jersey, New York, Connecticut, Massachusetts, Vermont, New Hampshire, and Maine. All but eight states have at least some voluntary reporting system, mostly through the Climate Registry. Many states are also implementing emission reduction policies more stringent than national policies with respect to mercury, sulfur dioxide, nitrogen oxide and visibility.

  International Markets

        Markets for K-Fuel and GreenCert products are also influenced by international regulations. While the Kyoto Protocol to the UN Framework Convention on Climate Change (UNFCCC), to which the US is not a party, expires in 2012, negotiations continue for a successor treaty that may be more broadly-based. Of primary importance to future coal markets are the positions of China and India, the two largest coal-based emerging economies. While both have resisted calls for firm greenhouse gas targets, both submitted voluntary commitments to the Copenhagen Accord, concluded in December 2009. India committed to a 20-25% reduction in the greenhouse gas intensity of its economy by 2020, compared to 2005, and China to a 40-45% reduction in conjunction with at least a 15% increase in renewable energy use. China in particular has been aggressively investing in renewable energy technologies such as wind and photovoltaic generation. At the same time, both countries are likely to remain heavy producers and consumers of coal-based energy for the foreseeable future, and increasing levels of environmental consciousness and regulation will likely heighten interest in the benefits of K-Fuel refined coal. The UNFCCC Clean Development Mechanism (CDM) provides market opportunities for GreenCert products in greenhouse gas reduction projects in developing countries such as China and India. Market opportunities in developed countries are provided by the UNFCCC Joint Implementation (JI) mechanism and the European Union Emissions Trading Scheme (EU ETS).

Environmental Regulations Affecting the Construction and Operation of our Plants and Mining of Coal

        We are subject to numerous state and federal regulations that (i) seek to limit the amount of certain emissions into the environment, (ii) govern the handling and disposal of solid waste materials as well as potentially hazardous materials, and (iii) impose certain employee safety requirements. As we expand our operations we may become subject to more regulation. For example, if we build additional plants we may install coal-fueled electric generating units, which are subject to substantial federal, state, and local permitting requirements and more environmental regulation than gas-fueled electric generating units. If we have any mining activities, we may also be subject to additional regulations including the Coal Mine Health and Safety Act of 1969, the Federal Mine Safety and Health Act of 1977, the Black Lung Benefits Revenue Act of 1977 and other regulations that seek to protect the health and safety of employees.

        In the United States, K-Fuel refined coal is not expected to be subject to unusual levels of local, state or federal regulation with respect to its transportation and distribution. However, any future production plants will require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of each facility can begin and will be required to comply with applicable environmental laws and regulations (including obtaining operating permits) once facilities begin production. The most significant types of permits that are typically required for commercial production facilities include an operating and construction permit under the

Clean Air Act and a wastewater discharge permit under the Clean Water Act, and a treatment, storage and disposal permit under the Resource Conservation and Recovery Act. Some federal programs have delegated regulatory authority to the states and as a result, facilities may be required to secure state permits. Finally, the construction of new facilities may require review under the National Environmental Policy Act, or a state equivalent, which requires analysis of environmental impacts and potentially, the implementation of measures to avoid or minimize these environmental impacts.

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

Employees

        At March 4, 2011, we had 23 full-time employees.

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

Business Risks

        Our financial condition continued to deteriorate during 2010.    We have been working to focus our business on the further development of our K-Fuel and GreenCert technologies by selling certain assets of Buckeye and Evergreen, which we refer to as the "sale of Buckeye." We entered into an agreement to sell certain assets and property in Wyoming, including certain Ft. Union assets; executing an agreement to settle litigation and a portion of the 2007 Notes; and raising additional capital through a private transaction. As part of our strategic analysis, we have investigated a number of financing alternatives, but have not yet obtained sufficient additional financing to complete our strategic re-positioning. In October 2009 we completed a financing transaction totaling $7.0 million resulting in net proceeds of $5.0 million, excluding transaction costs, and again completed a financing transaction in January 2010 totaling $8.7 million resulting in net proceeds of $8.0 million. We completed another financing transaction in March 2010 totaling $9.3 million and resulting in net proceeds of $5.0 million, excluding transaction costs. Lastly, in February 2011, we completed the private placement of our common stock resulting in net proceeds of approximately $14.6 million. Notwithstanding these financings and the sale of Buckeye, we continue to require additional capital.

         As a result of the preceding, we are in need of capital during the next twelve months. We are continuing to evaluate restructuring and capital raising alternatives. Without an additional influx of capital, we will not be able to pursue our business plan and may not be able to remain a going concern.

         We have a history of losses, deficits, and negative operating cash flows and will likely continue to incur losses in the future. Such losses may impair our ability to pursue our business plan and our independent registered public accounting firm has expressed substantial doubt over our ability to continue as a going concern.

        We continue to incur operating losses and negative cash flows from operations for the foreseeable future. We have made, and will continue to make, substantial capital and other expenditures before we will have sufficient operating income and cash flow to recover all of our investments. We are not able to accurately estimate when, if ever, our cash flows from operating activities will increase sufficiently to cover these investments. Further, we may not achieve or maintain profitability or generate cash from operations in future periods. Our working capital (the amount by which our current assets exceed our current liabilities), accumulated deficit, net loss and cash used in operating activities are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Working capital from continuing operations	$(1,109)	$(21,550)	$2,029
Accumulated deficit	(550,285)	(529,939)	(473,303)
Loss from continuing operations	(16,290)	(29,063)	(48,160)
Cash used in operating activities from continuing operations	$(15,692)	$(13,157)	$(27,555)

         We have substantial capital requirements and as a result, we have been, and continue to be, dependent on financing activities or sales of our equity securities to fund our operating costs. The inability to raise funds through traditional financing means or sale of our equity securities may require us to sell assets to fund our operating costs.

        As a result of negative cash flows from operations, we have been, and continue to be, dependent on financing activities and sales of our equity securities to fund the operating and substantial capital costs associated with our business. Our success is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof. The continued

economic downturn has had, and may continue to have, an impact on our business and our financial condition. In addition, the economic downturn may present significant challenges for us if conditions in the financial markets do not improve or worsen. We have limited ability to access traditional bank loan financing in current market conditions. Further, our ability to access capital markets, for example, may be severely restricted at times when we need adequate funding to pay our existing indebtedness, pursue our business strategy, meet our contractual and settlement obligations, respond to changing business and economic conditions and competitive pressures, absorb negative operating results and fund our continuing operations, capital expenditures or increased working capital requirements. We may also need to sell assets to fund our operating costs to the extent that we are unable to raise adequate funds in the capital markets. Given the economic downturn, we may not be able to sell assets on favorable terms or at all.

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

  •
  enter into agreements for the purpose of building K-Fuel and K-Direct plants or licensing of the K-Fuel technology;

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

         We are subject to certain litigation matters and may be subject to additional litigation in the future.

        As described in Item 3—Legal Proceedings, we are subject to certain litigation matters. If these litigation matters were to be determined in a manner adverse to us, we could be subject to damages or other remedies which could be material to our financial condition. Furthermore, for so long as such matters are pending, we are subject to payment of litigation expenses.

         We have entered into a Settlement Agreement with certain holders of our 2007 Notes and 2009 Notes. If certain events occur, portions of the transaction could potentially unwind causing litigation to be reinstated.

        As described above and under Item 3—Legal Proceedings, on February 1, 2011, Evergreen and Buckeye entered into a Settlement Agreement with the Settling 2007 Noteholders and the 2009 Noteholders. There are several risks associated with this transaction. Upon execution of the Settlement Agreement, we transferred the settlement consideration to the Settling 2007 Noteholders, which included cash, warrants and releases of claims against the Settling 2007 Noteholders. The Settling 2007 Noteholders' obligations to transfer their 2007 Notes, deliver a release of their claims against us, and dismiss the Litigation will not occur for a period of between 90 to 140 days subsequent to February 1, 2011. During that period, events could occur which would excuse the Settling 2007 Noteholders from certain obligations under the Settlement Agreement, including, specifically, their obligation to transfer the 2007 Notes upon, among other things, the occurrence of a new Event of Default under the 2007 Indenture (other than our delisting); the filing of an uncured bankruptcy petition or default by us with respect to any of our obligations under the Settlement Agreement.

        Should an event occur that would excuse the Settling 2007 Noteholders from their further obligations under the Settlement Agreement, including their obligations to transfer their 2007 Notes, the Settling 2007 Noteholders have the right to elect not to proceed with the transfers of the 2007 Notes for redemption and such election will be entitled to retain all of the property previously transferred to them by us under the Settlement Agreement. This retained property could include up to $6.8 million in cash, a total of 531,250 warrants for the issuance of our common stock with an exercise price of $7.20, and a release executed by the Evergreen and Buckeye of all claims they have against the Settling 2007 Noteholders. Of that property, $1.45 million would be treated as a forbearance fee due the Settling 2007 Noteholders in exchange for their agreement for having entered into the Settlement Agreement. The remaining property would be deemed a payment on account of the obligations owed by us to the Settling 2007 Noteholders.

        Given our financial condition, there can be no assurance that we will be able to raise sufficient funds in order to comply with all of our obligations under the Settlement Agreement, that a new Event of Default (as defined in the 2007 Indenture) will not occur, that an involuntary bankruptcy petition will not be filed against us or a subsidiary guarantor of the 2007 Notes, or that we will not voluntarily file a petition for bankruptcy. Accordingly, there can be no assurance under the terms of the Settlement Agreement that the approximately $17.3 million face value of 2007 Notes held by the Settling 2007 Noteholders will be redeemed by us and the Litigation dismissed as a result of us entering into the Settlement Agreement.

         Competition from other companies in the clean coal, alternative fuel and emission-reducing equipment industries, including competition resulting from deregulation in the United States power industry, could adversely affect our competitive position.

        Competition in the clean coal, alternative fuel and emission-reducing equipment industries could impact our ability to generate revenue from our K-Fuel process. Many of these companies in the clean coal, alternative fuel technology and emission-reducing equipment industries have financial resources greater than ours. Providers of alternative or competing technologies in these industries may be subject to less regulation, or alternatively, may enjoy subsidies that provide them with increased financial strength, or make their products or services more attractive to coal resource owners and energy consumers. Due to any of these competitive advantages, our existing and future competitors may be able to offer products more competitively priced and more widely available than ours. These companies also may have the resources to create new technologies and products that could make our process and products obsolete. Our future revenues may depend on our ability to address competition in these industries. In addition, deregulation in the United States power generating industry may result in increased competition from other producers of energy-efficient coal products, other clean fuel sources, and other products, services and technologies designed to provide environmental and operating cost benefits similar to those which we believe are available from our K-Fuel refined coal.

         Competition from other companies that have developed or may develop other systems that improve power plant efficiency, measure greenhouse gases and/or certify carbon credits, could adversely affect our competitive position. Further, competition could increase depending upon the level of regulation ultimately enacted in the United States and international markets, which could further adversely affect our competitive position.

        We believe our GreenCert solution is a first-of-its-kind, web-based platform that brings together operational data that include highly accurate measurement of greenhouse gas emissions. Numerous competitors, with greater resources, provide performance information inside individual power plants. In addition, a number of companies are developing greenhouse gas and carbon measurement alternatives and many of these companies have greater resources than ours. Carbon measurement regulation, in both the United States and internationally, is evolving and there is no clear consensus on how carbon emissions should be measured. While we believe that our measurement tool is the most accurate tool because it is scientifically based, regulations could be enacted allowing for less precise methods and therefore, less costly methodologies to be applied. Further, there is a risk that our GreenCert technology will not be accepted by regulators and customers even though we believe it is compliant. Future revenues will be dependent upon our ability to identify and address competition in the process control and power plant management systems industries and adapt to our competition and the changing regulatory environment.

         We rely on key personnel and if we are unable to retain or attract qualified personnel, we may not be able to execute our business plan.

        Our success is currently dependent on the performance of a small group of senior managers, key technical personnel and independent contractors that have a wide range of technical experience and expertise. For K-Fuel, this experience and expertise includes coal refining, coal thermal upgrading, thermal processing, coal gasification, coal liquefaction, engineering analysis and design and general plant operations. For GreenCert this expertise includes carbon measurement, carbon emission modeling, power generation, carbon sequestration and oxides of nitrogen and sulfur dioxide reduction analysis. In addition, our business strategy will require us to attract and retain a substantially greater number of qualified personnel and/or hire additional contractors in these key areas. The inability to retain key managerial and technical personnel or attract and retain additional highly qualified managerial or technical personnel in the future could harm our business or financial condition.

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

         Our acquisition or joint venture activities may not be successful.

        As part of our business strategy, we may make acquisitions of or joint venture with, businesses and technologies that have operations that are complementary to our business model and strategy. However, suitable acquisition or joint venture candidates may not be available on terms and conditions we find acceptable. Further, these types of transactions pose substantial risks to our financial condition, results of operations and cash flows. In pursuing these activities, we compete with other companies, many of which have greater financial and other resources to acquire or joint venture with attractive companies and properties. Even if future acquisitions or joint ventures are completed, the following are some of the risks associated with these activities:

  •
  the new business or property may not produce revenues, earnings or cash flow at anticipated levels;

  •
  we may be unable to integrate acquired businesses or manage joint ventures successfully and realize anticipated economic, operational and other benefits in a timely manner;

  •
  acquisitions and joint ventures could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures;

  •
  we may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our stockholders;

  •
  we may finance joint venture capital contributions by issuing common stock to fund our portion of these costs; and

  •
  we may incur additional debt related to future acquisitions or joint ventures.

K-Fuel Process Risks

         We faced technical and operational issues at our Fort Union plant prior to suspending operations at the plant. These technical and operational problems may adversely impact our ability to develop future K-Fuel or K-Direct facilities, resulting in delays in achieving full scale commercial production of our K-Fuel refined coal.

        Research and development is an iterative process and our K-Fuel process has been evolving for over 25 years. Our Fort Union plant was a third generation facility developed for this purpose. The first facility was a research and development plant that currently serves as our research laboratory and test facility. The second facility was a commercial demonstration plant that we constructed with a joint venture partner and commenced operations in 1998. In June 1999, our joint venture partner suspended production at the plant due to its strategic restructuring. Thereafter, we sold our interest in the plant to our joint venture partner and in September 2002, the major equipment at the plant was purchased by a third party and removed from the site. As part of the continued development of the K-Fuel process, we analyzed the operations of this plant and some of the problems that we encountered with respect to operations and product quality and made modifications to the K-Fuel process that we believe addressed these issues. We built upon this knowledge base in designing and constructing the Fort Union plant.

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

        While our Fort Union plant previously produced limited amounts of K-Fuel refined coal, we do not know whether K-Fuel refined coal can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, our production costs and the cost of transportation. As our Fort Union plant was not able to achieve full scale commercial production, we have not yet developed an efficient cost structure. We are currently using the knowledge base developed at our Fort Union plant along with supporting engineering analyses to understand our pricing and costs, as well as the quality of the product when used in K-Fuel test burns, and intend to leverage this knowledge base when constructing any additional K-Fuel plants or any K-Direct plants. We experienced technical problems with respect to the K-Fuel refined coal produced at our Fort Union plant, including coal dusting. If we fail to adequately address these technical problems to the extent they occur at future K-Fuel or K-Direct facilities, or any other unforeseen problems that may occur in the future, it could make K-Fuel refined coal more expensive to transport and store, and therefore more expensive to burn. Failure to address both known and unforeseen technical challenges of K-Fuel refined coal, obtain feedstock in sufficient quantity and at acceptable prices and to arrange for transportation services at reasonable prices, may materially and adversely affect our business, results of operations and financial condition.

         Construction of future K-Fuel or K-Direct facilities may require substantial lead time and significant additional financing if constructed by us or Evergreen-China.

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

        Prior to suspending operations at our Fort Union plant in March 2008, we estimate that we spent approximately $110 million in constructing our Fort Union plant. We estimate that the cost of constructing additional facilities, such as a 1.5 million ton per year facility, could be greater depending on additional variables, including site location, material handling equipment and design, seismic zones, labor issues, and weather and climate conditions. Such variables could potentially increase costs. We or our partners would be required to obtain substantial amounts of financing or equity contributions to undertake any such project and there can be no assurance that such financing or equity contributions would be available to us or our partners. Inability to construct additional facilities to produce K-Fuel, or to finance the construction thereof on acceptable terms, will adversely affect our financial condition.

         Any negative results from the continuing evaluation of K-Fuel refined coal produced at future facility sites by us or third parties could have a material adverse effect on the marketability of K-Fuel refined coal and future prospects.

        We and certain third parties are continuing to evaluate the attributes of K-Fuel refined coal. Further, in February 2011, we reactivated our test plant and are identifying new coals to test and we plan to test coals for potentially new applications for K-Fuel refined coal. There can be no assurance that these evaluations will result in positive findings concerning the moisture content, heating value, emission-levels, burn qualities, new applications or other aspects of our K-Fuel refined coal. Furthermore, even if current evaluations indicate that our K-Fuel refined coal performs to design specifications, there can be no assurance that later tests will confirm these current results or that our K-Fuel refined coal will be readily accepted by the market. The process of introducing our K-Fuel refined coal into the market may be further delayed if these test results are negative or if potential customers conduct their own tests of the K-Fuel refined coal to determine whether it meets their individual requirements and the results are not acceptable. Substantially all of our evaluations of K-Fuel refined coal at our Fort Union plant used Powder River Basin low-grade coal as the feedstock and we conducted only limited tests of the K-Fuel process at Fort Union using other feedstocks. However, we have conducted numerous tests of the K-Fuel process using other feedstocks in laboratories and at our test facility. The ability to use feedstocks from other locations in the United States or overseas will depend on the results of future tests on different types of coal. If these tests limit the range of viable low-grade coal feedstocks for use in the K-Fuel process, site locations for future K-Fuel or K-Direct plants may be limited and the commercial appeal of the process may be less than anticipated. If this continuing process of evaluation and market introduction results in negative findings concerning the K-Fuel process, this could have a material adverse effect on the marketability of K-Fuel refined coal and on our financial condition, results of operations and future prospects.

         Due to the uncertain market for, and commercial acceptance of, our K-Fuel refined coal, we may not be able to realize significant revenues from the sale of K-Fuel refined coal or licensing of our technology.

        While we believe that a commercial market is developing both domestically and internationally for cleaner coal products such as K-Fuel refined coal, we may face the following risks due to the developing market for our cleaner coal technology:

  •
  limited pricing information;

  •
  changes in the price differential between low and high Btu coal;

  •
  unknown costs and methods of transportation to bring K-Fuel refined coal to market;

  •
  alternative fuel supplies available at a lower price;

  •
  the cost and availability of emissions reducing equipment and other technologies that may be more desirable than the K-Fuel refined coal;

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

  •
  the potentially complex, lengthy and costly regulatory permit and approval process;

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

  •
  possible price fluctuations of low rank coal, which could impact K-Fuel refined coal's profitability; and

  •
  expenditures related to researching and investigating future K-Fuel production sites, which we may not be able to recover.

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

         We do not know if the planned K-Fuel demonstration plant is viable.

        We are evaluating a plan to construct a demonstration scale facility that would be used to support the commercial viability of the K-Fuel process in the market. We believe that this demonstration plant could provide K-Fuel refined coal in quantities sufficient to: (i) validate the detailed fuel characteristics as required by resource owners and the comprehensive fuel acceptance processes of power generation facilities; (ii) support project development opportunities domestically and internationally; and (iii) explore further process enhancement concepts. The plant could also be used to provide additional process validation data of the core process and support systems. In the construction of the Fort Union plant, we encountered problems including cost overruns, construction and commissioning delays, technical and design issues, labor shortages and the limited availability of skilled contractors. We may encounter similar problems in the construction of the K-Fuel demonstration plant and additional difficulties, including:

  •
  unforeseen construction problems and limited availability of raw materials or equipment fabrication capability; and

  •
  unforeseen problems not previously encountered at our Fort Union plant.

        In addition to construction and design risks, the K-Fuel refined coal produced at the planned demonstration plant may not meet the technical specifications required by our customers or other customer requirements. We anticipate that our customers will complete evaluations concerning the moisture content, heating value, emission-levels, burn qualities, coal handling or other aspects of our K-Fuel refined coal produced at the demonstration plant. There can be no assurance that these or any other future evaluations will result in positive findings.

        This demonstration plant will not confirm whether K-Fuel refined coal can be produced and sold on a commercial basis in a cost effective manner after taking into account capital costs, the cost of the feedstock, our production costs and the cost of transportation.

        Our ability to effectively operate and develop future commercial-scale K-Fuel and K-Direct facilities may be harmed to the extent technical or operational problems materialize at the demonstration plant. Should we be unable to effectively develop K-Fuel or K-Direct facilities, our ability to generate revenues and profits from future facilities and future licensing opportunities may be negatively impacted.

GreenCert Technology Risks

         We do not know if our GreenCert technology is commercially viable. Further, due to the uncertain market for, and commercial acceptance of our GreenCert technology, we may not be able to realize significant revenues from this technology.

        Our GreenCert technology is in an evolving market and as a result we do not know whether our GreenCert technology will be accepted by customers to evaluate operational efficiencies, measure greenhouse gas emissions or utilize it to manage their power generation assets more effectively. While we believe that a commercial market is developing both domestically and internationally for these attributes, we may face the following risks due to the developing market for our technology:

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

         As we release our software solution, we might experience significant errors or security flaws in our products and services.

        Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in software products that underlie our solution could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of our products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of our products, we could lose revenues. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

Risks Relating to Our Debt, Our Common Stock and Other Risks.

         Our debt obligations may affect our business, operating results and financial condition.

        We have a significant amount of debt, especially given our limited cash flow from operations. In July 2007, we issued $95.0 million long-term debt due August 1, 2012, ("2007 Notes"), of which $21.6 million of principal balance was outstanding as of December 31, 2010. See further discussion in Item 8—Note 7—Debt of our Annual Report on Form 10-K.

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

         We may not have the ability to repurchase the 2007 Notes for cash upon the occurrence of a fundamental change as required by the Indenture governing the 2007 Note.

        Holders of our 2007 Notes will have the right to require us to repurchase the 2007 Notes for cash upon the occurrence of a fundamental change, which would include, among other things, the failure of our common stock to be listed on the NYSE Arca or another national securities exchange or quoted on an established automated over-the-counter trading market. We may not have sufficient funds to repurchase the 2007 Notes or have the ability to arrange necessary financing on acceptable terms. Our ability to repurchase the 2007 Notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the 2007 Notes when required would result in an event of default with respect to the 2007 Notes and could result in the acceleration of the maturity of our then-existing indebtedness. This repurchase right may actually have the effect of making us a less attractive candidate for a fundamental change transaction.

         Conversion of the 2007 Notes may dilute the ownership interest of existing stockholders, including holders who have previously converted their 2007 Notes.

        To the extent we deliver common stock upon conversion of the 2007 Notes, the ownership interests of existing stockholders may be diluted. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the 2007 Notes into shares of our common stock could depress the price of our common stock.

         We may not be able to refinance the 2007 Notes if required or if we so desire.

        We may need or desire to refinance all or a portion of the 2007 Notes or any other future indebtedness that we incur on or before the maturity of the 2007 Notes. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

         We may be unable to deduct for tax purposes the interest or original issue discount, if any, paid or accrued on the 2007 Notes.

        No deduction is allowed for U.S. federal income tax purposes for interest paid on a disqualified debt instrument. A disqualified debt instrument generally includes any indebtedness of a corporation which is payable in equity of the issuer. Although we believe and intend to take the position that the 2007 Notes are not disqualified debt instruments, the 2007 Notes may be treated as disqualified debt instruments, and we may be prohibited from deducting the interest due on the Notes. Consequently, we may have less cash available with which to satisfy our obligations.

         Our common stock could be delisted from the NYSE Arca if we do not comply with its continued listing standards.

        On November 29, 2010, we were notified by the NYSE Arca, Inc. ("NYSE Arca") that were we not in compliance with the continued listing standards under Rule 5.5(b)(2) of the NYSE Arca Equities Rules. The standard requires that a listed common stock must maintain an average closing price in excess of $1.00 over a consecutive 30 trading-day period. We were granted a recovery period through February 28, 2011, subject to ongoing monitoring, to regain compliance with the NYSE Arca price condition, or we could have been subject to suspension and delisting procedures. On February 28, 2011, we were notified by the NYSE Arca that we were in compliance but will be subject to a 12 month review to ensure on-going compliance with the continued listing standards. Subject to NYSE Arca rules, during the recovery period, our common stock was listed, and traded on NYSE Arca. At the end of the recovery period, we were deemed to be in compliance because we had at least a $1.00 share price and maintained a $1.00 average closing share price over the preceding 30 consecutive trading days. If our stock were to be delisted, it could reduce the liquidity of an investment in our common stock and also make it more difficult for us to raise capital in the future. In addition, efforts to maintain our listing on the NYSE Arca may result in the incurrence of costs that could be material in any given period.

         Our stock price has been volatile historically and may continue to be volatile. The price of our common stock may fluctuate significantly, which may make it difficult for holders to resell the shares of our common stock when desired or at attractive prices.

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

         Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of the 2007 Notes, our common stock, or both.

        Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of the 2007 Notes, our common stock, or both, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock or the value of the 2007 Notes. The price of our common stock could be affected by possible sales of our common stock by investors who view the 2007 Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock. This hedging or arbitrage could, in turn, affect the market price of the 2007 Notes.

         Our stock price continues to be volatile, and any investment in our common stock could suffer a decline in value.

        An investment in our common stock is risky, and stockholders could suffer significant losses and wide fluctuations in the market value of their investment. The market price of our common stock has been extremely volatile. During 2010, the sale prices of our common stock on the NYSE Arca on a post-reverse split basis ranged from a low of $0.53 to a high of $7.20. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Volatility in the market price of shares may prevent investors from being able to sell their shares of common stock at prices they view as attractive. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

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

        On August 20, 2010, we executed the second of our strategic positioning plans by signing a definitive agreement to sell our Fort Union assets. We entered into a definitive agreement with Synthetic Fuels LLC, or its nominee, for the sale of the assets of our subsidiary Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming. The sale will provide approximately $7.1 million of available cash to us, comprised of: (i) cash payments of $2.0 million, of which $500,000 will be paid at closing, an additional $500,000 on the first anniversary of closing and $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of all of the reclamation bonds pertaining to the sold property, currently totaling $5.2 million, pursuant to a secured one year note. Synthetic Fuels LLC is required to assume these environmental liabilities at the closing and the cash collateral or an equivalent amount will be released to us by the one year anniversary of the closing. The sale is anticipated to close during the first quarter 2011 and is subject to customary closing conditions. Proceeds of the sale will be used for general working capital purposes.

ITEM 3.    LEGAL PROCEEDINGS

Litigation

2007 Notes Litigation

        Subsequent to the closing of the sale to Rosebud Mining Company (under the Asset Purchase Agreement, dated March 12, 2010, the "Rosebud Agreement") of certain assets of our Buckeye Industrial Mining Co. subsidiary ("Buckeye") and certain assets of Evergreen Energy Inc. and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes (the "2009 Noteholders"), in a case denominated: AQR Absolute Return Master Account L.P., et al., v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH) (the "Litigation"). Evergreen was subsequently added as a defendant in the action. In the litigation, plaintiffs sought: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover "for Buckeye's benefit" certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes); and (iii) to appoint a receiver to take control of Buckeye's assets.

        In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the assertion of such defenses constituted an Event of Default under the 2007 Note Indenture. In response, we filed a counterclaim in the Litigation naming those plaintiffs as counterclaim defendants. The counterclaim asserts lender liability and other tort claims in connection with the counterclaim defendants' conduct. The counterclaim also seeks a declaratory judgment that the defenses raised do not constitute an Event of Default under the 2007 Notes Indenture and the recovery of monetary damages related to the counterclaim defendants' wrongful conduct in asserting the Event of Default.

        The Court initially issued an ex parte temporary restraining order limiting the Company's ability to utilize, for working capital or other purposes, the portion of the proceeds which Evergreen received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses). However, on June 8, 2010, the Court issued a ruling in our favor of lifting the temporary restraining order and rejecting the plaintiff's request for a further injunction on the use of these funds as well as the use, upon release by the State of Ohio Department of Environmental Quality, of $5.0 million collateralizing certain environmental reclamation bonds. In its ruling, the Court stated, "The notes have never been in default, the interest has been paid on time and the principal is not due until 2012." Although the Court has issued a ruling in our favor of with respect to the portion of the Complaint requesting a preliminary injunction, the remaining claims have not been fully resolved, and the Litigation is continuing. On August 31, 2010, US Bank National Association, in its

capacity as Trustee for the 2007 Notes, moved to intervene in the Litigation citing, among other things, its interest in a legal determination of whether the 2007 Notes are in default. To date, the Court has not ruled upon the US Bank motion.

        On February 1, 2011, Evergreen and Buckeye entered into a Forbearance and Settlement Agreement (the "Settlement Agreement") with certain holders of the 2007 Notes (the "Settling 2007 Noteholders") and the 2009 Noteholders. The Settlement Agreement provides for the direct redemption of approximately $14.1 million in aggregate face value of 2007 Notes currently held by the Settling 2007 Noteholders by us, in exchange for the following: (i) the payment of approximately $6.76 million in cash to the Settling 2007 Noteholders; and (ii) the issuance of warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our common stock at an exercise price of $7.20 per share. The Settlement Agreement also provides for the 2009 Noteholders to purchase $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million, which we will redeem as further described below. Of the approximately $6.76 million in cash payments, it is anticipated that $2 million will come from the escrow established at the time of the sale of Buckeye, which is scheduled to be released in April 2011. Evergreen and Buckeye have assigned to and granted a security interest in favor of the Settling 2007 Noteholders in up to $2 million of proceeds.

        The Settlement Agreement provides for the initial transfer of consideration by us starting with the signature date and running through the final transfer of consideration among the parties on a date to be determined (the "Final Settlement Date") but no less than approximately 95 days and no more than approximately 140 days following February 1, 2011. If, prior to the Final Settlement Date, an Event of Default (as defined in the 2007 Indenture) occurs for which a notice of acceleration has not been previously transmitted to the 2007 Trustee other than the delisting of Evergreen from the NYSE Arca Exchange, a bankruptcy petition is filed by or against Evergreen or any of the subsidiary guarantors of the 2007 Notes which is not cured within specified time limits, or we default on any of our obligations set forth in the Settlement Agreement or certain other agreements underlying the Settlement Agreement, then the Settling 2007 Noteholders will have the option of retaining the property which has been transferred to them by us up to the complete consideration we are obligated to transfer under the Settlement Agreement without further obligation to transfer their 2007 Notes. Exercising such an option would relieve the 2009 Noteholders of their obligations under the Settlement Agreement and would prevent us from redeeming the 2007 Notes held by the Settling 2007 Noteholders according to the terms set forth in the Settlement Agreement. Should this occur, whatever property we have transferred to the plaintiffs as a part of the Settlement Agreement will be retained by them and set off against the obligations owed to them by Evergreen, except that the initial payment of $1.45 million would be treated as a forbearance fee. The Settlement Agreement includes the exchange of releases among and between the various parties as well as the dismissal of the Litigation which is now pending. Upon satisfaction of all obligations pursuant to the Settlement Agreement, the 2007 Notes Litigation will be resolved.

        As described above, the 2009 Noteholders will be purchasing $3.2 million of 2007 Notes on the Final Settlement Date from the Settling 2007 Noteholders. Contemporaneously with execution of the Settlement Agreement, we have entered into an agreement with the 2009 Noteholders to replace the $3.2 million of 2007 Notes on the Final Settlement Date with a new convertible note with the following terms: (i) a principal amount of $1.55 million; (ii) one year term commencing with the Final Settlement Date; (iii) a stated interest rate of 7% per annum; and (iv) a convertibility feature under which the note is convertible at any time after the Final Settlement Date until payment in full at the holder's option into our common stock at a conversion price equal to the market value of the shares on the Final Settlement Date. At the same time we will also issue warrants for the purchase of up to 200,000 shares of our common stock at an exercise price equal to the at the market value of the shares issued on the Final Settlement Date. The date of issuance of the convertible note and warrants to the 2009 Noteholders will be the Final Settlement Date and the issuance of the convertible note is contingent upon the occurrence of a Final Settlement Date.

New Coal Holdings Litigation

        On April 2, 2010, Evergreen and Buckeye filed suit in the United States District Court for the Northern District of Ohio naming as defendants New Coal Holdings LLC and New Coal Holdings Inc. The action is captioned: Buckeye Industrial Mining Co. et al., v. New Coal Holdings LLC, et al., Case No. 4:10-cv-00699-JRA (N.D. Ohio). The action arises out of an agreement between the parties concerning the possible acquisition of Buckeye or its assets. On December 9, 2010, the parties entered into a settlement agreement resulting in the dismissal of the New Coal Holdings Litigation on December 15, 2010. Per the settlement agreement, we paid New Coal Holdings $425,000.

C-Lock, Inc. Arbitration

        On June 11, 2010, C-Lock Inc. filed a Demand for Arbitration and Complaint captioned C-Lock Inc. v. C-Lock Technology Inc. (JAMS Arbitration No. 11931). Our subsidiary, C-Lock Technology, Inc. previously entered into an Exclusive Patent Sublicense Agreement with C-Lock Inc. whereby C-Lock Inc. granted to C-Lock Technology an exclusive sublicense of certain patent rights in order to develop and commercialize such rights. The complaint alleges claims for breach of contract and breach of the covenant of good faith and fair dealing and seeks an unspecified amount of money damages and termination of the Sublicense Agreement. C-Lock Technology filed counterclaims against C-Lock Inc. alleging fraud, breach of the covenant of good faith and fair dealing and unjust enrichment. The counterclaims are based on C-Lock Inc.'s acceptance of a $500,000.00 royalty payment (called for by the Sublicense) under false pretenses. We plan to prosecute our affirmative claims and believe we have meritorious defenses to the claims made against us.

C-Lock Technology, Inc./Evergreen Energy Inc. v. C-Lock Inc. et al.

        On December 14, 2010, the Company filed suit against C-Lock Inc. and two of our former employees, Dr. Patrick Zimmerman and Scott Zimmerman, in Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock, Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado). Dr. Patrick Zimmerman and his son Scott Zimmerman were former high ranking employees of our subsidiary, C-Lock Technology, Inc. The Zimmermans (and their company, C-Lock, Inc.) breached their fiduciary duty to us. Additionally, they misappropriated trade secrets and corporate assets to include filing a patent that was incomplete as to proper inventorship.

        The Complaint states claims for: (i) declaratory judgment (relating to the improperly filed patent); (ii) breach of fiduciary duty; (iii) misappropriation of trade secrets; (iv) misappropriation of corporate assets; (v) breach of contract; (vi) aiding and abetting breach of fiduciary duty and duty of loyalty; (vii) civil conspiracy; and (viii) unjust enrichment. We believe we have meritorious claims and intend to vigorously prosecute them.

C-Lock Technology, Inc. Employee Litigation

        In 2010, two former employees, Vince Cook and Jim Bitonti brought suit against the Company and several directors in Denver District Court. Each employee received shares of stock of a subsidiary, C-Lock Technology, Inc. as part of their compensation. When they left their employment, the Company notified them that it intended to repurchase the shares at fair market value pursuant to the share award agreement. The plaintiffs claim that the Company had no authority to purchase their shares and failed to pay them fair market value. We believe we have meritorious defenses to the claims and intend to defend ourselves vigorously in the action.

PART II

ITEM 5.    MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Price Range of Common Stock

        Our common stock trades on the NYSE Arca exchange under the market symbol "EEE." The following table sets forth the range of high and low sales prices per share of common stock for the periods indicated, as adjusted by our reverse stock split on August 20, 2010.

Year	Period	High	Low
2010	Fourth Quarter	$1.33	$0.53
	Third Quarter	$2.88	$0.84
	Second Quarter	$3.12	$1.20
	First Quarter	$7.20	$2.28
2009	Fourth Quarter	$7.32	$3.36
	Third Quarter	$13.56	$6.96
	Second Quarter	$16.80	$11.40
	First Quarter	$17.16	$3.36

        As of March 7, 2011, we had approximately 237 holders of record of our common stock. This does not include holdings in street or nominee names. On March 7, 2011 the closing price of our common stock was $3.75 per share.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

        The Securities and Exchange Commission requires that we include in this Form 10-K a line-graph presentation comparing cumulative, five-year stockholder returns (assuming reinvestment of dividends) for our common stock with a broad-based market index and either a nationally recognized industry standard or an index of peer companies selected by us. The following graph assumes $100 invested on December 31, 2005 in our common stock, two Peer Groups of companies and the NASDAQ Composite

Index. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

        Our peer group is comprised of the following companies; Beacon Power Corp.; Orion Energy Systems; Lime Energy; PowerSecure; ADA-ES; Acorn Energy; Rentech Energy; Guidance Software; Pervasive Software Inc; and QAD Inc. All companies in the new Peer Group are listed on U.S. stock exchanges or the NASDAQ system.

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

Recent Sales of Unregistered Securities

        During the quarter ended December 31, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K.

        On February 14, 2011 we entered into debt-for-equity exchanges pursuant to section 3(a) (9) of the Securities Act with a certain noteholder of our 2007 Notes and issued 237,500 shares of our common stock in exchange for $1.4 million of principal balance.

Issuer Purchasers of Equity Securities

        We did not repurchase any of our shares of common stock during the quarter ended December 31, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto contained in Item 8 of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report. The selected consolidated results of operations and cash flow data for each of the three years in the period ended December 31, 2010 and balance sheet data as of December 31, 2010 and 2009 are derived from, and qualified by reference to, our audited Consolidated Financial Statements, in Item 8 of this report. The selected consolidated results of operations and cash flow data related to 2007 and 2006 and selected consolidated balance sheet data related to 2008, 2007 and 2006 are unaudited. The data have been derived from financial statements not included in this report and have been restated from previously filed information to reflect the discontinued operations related to the sale of Buckeye and certain assets of Evergreen, Fort Union assets and to give effect for our 1 for 12 reverse stock split.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of operations data:
Operating revenues from continuing operations	$403	$423	$4	$169	$319
Operating expenses from continuing operations	21,308	27,963	48,145	50,423	27,875
Operating loss from continuing operations	(20,905)	(27,540)	(48,141)	(50,254)	(27,557)
Loss from continuing operations(1)	(16,290)	(29,063)	(48,160)	(51,040)	(20,889)
Loss from discontinued operations(2)	(4,732)	(29,474)	(17,070)	(153,636)	(30,638)
Net loss attributable to common shareholders	(24,658)	(58,609)	(65,230)	(204,676)	(51,527)
Basic and diluted loss from continuing operations per common share(3)	$(0.97)	$(2.63)	$(6.37)	$(7.45)	$(3.22)
Basic and diluted loss from discontinuing operations per common share(3)	$(0.28)	$(2.67)	$(2.26)	$(22.42)	$(4.73)
Basic and diluted loss per common share(3)	$(1.47)	$(5.31)	$(8.63)	$(29.87)	$(7.95)
Weighted average shares of common stock outstanding(3)	16,803	11,037	7,556	6,853	6,482
Balance sheet data:
Cash, cash equivalents and marketable securities of continuing operations(4)	$2,974	$2,207	$7,666	$51,458	$84,276
Property, plant and equipment,, net, and construction in progress of continuing operations	11,594	16,309	16,092	9,010	4,044
Total assets of continuing operations	19,528	31,395	37,140	118,085	108,809
Long-term obligations of continuing operations	31,871	38,767	36,625	106,133	6,968
Net assets (liabilities) of discontinued operations	4,598	29,279	51,277	44,446	131,511
Stockholders' (deficit) equity	(13,495)	(5,877)	43,850	46,699	224,984
Working capital from continuing operations(5)	(1,109)	(21,550)	2,029	42,572	77,605

(1)
Net loss from continuing operations for the year ended December 31, 2008 includes an impairment charge of $18.6 million.

(2)
Net loss from discontinued operations for the year ended December 31, 2009 and 2007 includes an impairment charge of $20.1 million to Mining assets and $111.0 million impairment charge to Fort Union, respectively.

(3)
Weighted average shares outstanding and Basic and Diluted shares data reflects our 1 for 12 reverse stock split as if the split occurred on the applicable dates.

(4)
Cash, cash equivalents and marketable securities represent our cash and cash equivalents as reflected in our consolidated balance sheets and increased by our marketable securities outstanding as of the same balance sheet date. As of December 31, 2008, marketable securities totaling $1.8 million were included in long-term other assets in our consolidated balance sheet.

(5)
Working capital from continuing operations represents the difference between our current assets from continuing operations and our current liabilities from continuing operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and are qualified by reference to, our Consolidated Financial Statements and related notes thereto in Item 8 of this report and Selected Financial Data included in Item 6 of this report. Certain statements set forth below under this caption constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform of 1995. Refer to the "Cautionary Statement About Forward Looking Statements" preceding Item 1 of this report. Also, for a discussion of certain risk factors applicable to our business and operations see "Risk Factors" in Item 1A of this report.

        We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company primarily focused on developing and marketing K-Fuel. Today, Evergreen Energy is comprised of two discrete business units within the clean energy technology sector, which utilize two proprietary and potentially transformative technologies: K-Fuel and the GreenCert suite of software and services. K-Fuel, our patented clean coal technology, significantly improves the performance of low-rank sub-bituminous and brown coals and lignite yielding higher efficiency by applying heat and pressure to low-rank coals to reduce moisture. The increase is variable depending on the type of coal we process. Our GreenCert software suite focuses on providing power generators with operational intelligence; analytics to identify fuel and operational efficiency; and address new regulatory pressures regarding environmental emissions. The K-Fuel and GreenCert technologies are both business and environmental solutions for energy production and generation industries and processes.

        During 2010 and through February 2011, we have executed on a number of our strategic objectives. On February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting $14.6 million of net proceeds, after the offering expenses. Also, on February 1, 2011, we executed an agreement to settle a significant portion of our 2007 Notes and the associated litigation. See further discussion of both of these transactions in "Liquidity and Capital Resources" and "Note 16—Subsequent Events" in Item 8 of this report. In addition, we executed on two other strategic positioning plans by completing the sale of Buckeye and signing a definitive agreement to sell our Fort Union assets. See further discussion in "Liquidity and Capital Resources" and "Note 15—Discontinued Operations" in Item 8 of this report.

        We believe these transactions have better positioned us to focus our resources on a newly defined set of objectives and further clarify our strategic positioning. To this end, we expect to evaluate several alternatives, including but not limited to: (i) the development of a K-Fuel demonstration plant; (ii) entry into joint ventures for the further development of K-Fuel; and (iii) assessment of the GreenCert business, including evaluation of its relationship to K-Fuel and potential sale or joint venture of this business. We have been evaluating the engagement of an investment banking firm to assist us in the assessment of the GreenCert business and possible alternatives related to that business. As stages of this process are completed, it may alter our ongoing business plan.

        The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. We do not consolidate Evergreen-China Energy Technology Co., Ltd, our 30% owned company in China (Evergreen-China); but record the activity using the equity method of investment. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        Our business lines include the Technology segment and the GreenCert segment. The Technology segment is comprised of all operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, and activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology.

Corporate costs within our Technology segment are allocated to our GreenCert segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. The GreenCert segment represents the operations of our GreenCert software suite, which focuses on providing power generators with operational intelligence; analytics to identify fuel and operational efficiency; and address new regulatory pressures regarding environmental emissions. As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our consolidated financial statements. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

  Significant Trends

        For the last several years, our operations have been focused on developing our two technologies, K-Fuel and GreenCert, and the construction of the Fort Union plant. To date, we have not yet generated significant revenues from either of these technologies or from the plant. Historically, most of our expenses are related to general and administrative expenses and plant costs. With the addition of Buckeye, we generated revenue and incurred more substantial mining costs. As a result of the sale of Buckeye and our Fort Union assets, the results of operations for the mining segment and plant segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations. Further, we do not expect there to be any mining or plant revenues and limited mining expenses after the completion of these sales.

Revenue Trends

        In the future we expect to generate revenue from the following sources:

  •
  revenues from production facilities including K-Fuel and K-Direct plants domestically and internationally;

  •
  licensing of our technology, including license fees for constructing a plant and royalty fees for operating a plant; and

  •
  revenues from licensing our GreenCert technology, if we continue to own it.

Expense Trends

  General and Administrative Expenses

        As we identify business development opportunities and generally expand our business, including hiring additional personnel and increasing certain outsourced professional services, we will incur additional expenses, the most significant of which are:

  •
  payroll and related burdens;

  •
  non-cash, share-based compensation;

  •
  sales and marketing costs primarily for the K-Fuel technology;

  •
  rent and utilities; and

  •
  professional support fees.

        We anticipate that accounting for non-cash, share-based compensation will add approximately $3.0 million to $6.0 million per year in the foreseeable future to our expenses. In the event we should achieve certain stock price targets, we would significantly accelerate recognition of these costs. Costs such as payroll and related burdens, professional support fees and utilities are variable costs that increase with size and adding locations. As we focus our efforts on the development of our K-Fuel process, we expect these costs to increase in future periods.

  GreenCert

        We will incur costs to develop and implement our GreenCert technology, principally including: payroll and related burdens, certain outsourced professional fees, licensing fees and support fees. As previously discussed, we are evaluating our strategic positioning related to the GreenCert business, which may result in changes to these expenses.

  Future K-Fuel and K-Direct facilities

        We anticipate entering into joint ventures to construct future K-Fuel facilities and possibly K-Direct facilities. If these facilities are constructed and begin continuous operation, additional operational expenses will be incurred through these joint ventures, the most significant being:

  •
  coal transportation costs;

  •
  raw material costs;

  •
  outsourced engineering and technical support;

  •
  plant maintenance costs;

  •
  plant personnel labor costs;

  •
  fluid processing costs;

  •
  by-product and water disposal costs; and

  •
  royalty costs, relating to fees we owe to parties who own certain rights that support our patents and proprietary technology, primarily the Koppelman venture.

        See further discussion of the royalty owed to Koppelman Ventures in Note 3—Restricted Cash and Other Assets in Item 8 of this report.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

        Note that prior year amounts of corporate allocations were restated due to the discontinued operations treatment.

  Revenue

        Revenues for the year ended December 31, 2010 were $403,000 compared to $423,000 for the same period ended December 31, 2009.

  General and Administrative

        The following table summarizes our general and administrative costs for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Non-cash, share-based compensation	$3,289	$4,509
Employee-related costs	4,225	9,323
Professional fees	4,029	4,888
Office and travel costs	1,226	3,892
Insurance and other	2,289	2,471

Total general and administrative	$15,058	$25,083

        Non-cash, share-based employee compensation expenses were $3.3 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively, related to our Technology segment and GreenCert segment. The decrease for the year ended 2010 was primarily due to reduced headcount and the related forfeiture of these grants. In addition, we granted fewer options and restricted shares when comparing 2010 to 2009. Furthermore, we recognized a one-time decrease in 2009 due to the retirement of a former officer and the impact of his retirement on his restricted stock grant. Since the restricted shares never vested and were forfeited upon retirement, the cumulative non-cash compensation expense recorded since 2005 was reversed. This reversal of non-cash compensation totaled $2.9 million for the year ended December 31, 2009. The decrease was partially offset by a transition agreement we entered into with another former officer. Pursuant to that agreement, we accelerated his restricted stock grant and recorded $1.6 million and $3.3 million of non-cash compensation for the years ended December 31, 2010 and 2009, respectively.

        Employee-related costs primarily include salaries and wages, temporary employees, bonuses, benefits, employer payroll taxes and education and training. The following table summarizes our employee-related costs related to each of our segments for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Technology	$1,993	$4,723
GreenCert	2,232	4,600

Total Employee-related	$4,225	$9,323

        Employee-related costs were $4.2 million and $9.3 million for the years ended December 31, 2010 and 2009, respectively. The decrease for the year ended December 31, 2010 in comparison to the same period in 2009 was primarily due to lower head count in both our Technology and GreenCert segments. In addition, we incurred $525,000 of accrued severance expense relating to two former executive officers in our Technology segment for the year ended December 31, 2009.

        Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs. The following table summarizes our professional fees related to each of our segments for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Technology	$3,505	$3,916
GreenCert	524	972

Total Professional fees	$4,029	$4,888

        Professional fees for the year ended December 31, 2010 were $4.0 million compared to $4.9 million for the year ended December 31, 2009. The decrease for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due to legal fees in 2009 related to certain financing transactions that were not consummated, fees related to marketing and international work in 2009 all related to our Technology segment, and filing patent applications in 2009 for our GreenCert technology. These decreases were partially offset by an increase in legal expenses which totaled $1.3 million during the year ended December 31, 2010.

        Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities. The following table summarizes our office and travel costs related to each of our segments for years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Technology	$711	$2,097
GreenCert	515	1,795

Total Office and travel	$1,226	$3,892

        The decrease for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily related to less international travel. Furthermore, during 2009, we incurred a non-recurring charge of $1.0 million due to consolidating our employees into a smaller section of our office space to enable us to potentially sublease the remaining office space at our corporate location. The amortization of this loss in 2010 reduced our office expense for the year ended December 31, 2010.

        Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses. The following table summarizes our insurance and other costs related to each of our segments for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Technology	$1,677	$2,471
GreenCert	612	—

Total Insurance and other	$2,289	$2,471

  Depreciation and Amortization

        Depreciation and amortization are principally comprised of amortization related to our patents and depreciation on other fixed assets using the straight-line method. Depreciation and amortization expenses were $1.7 million for the year ended December 31, 2010 compared to $2.4 million during the same period ended 2009.

  Research and Development

        Research and development costs primarily represent the development of our GreenCert software energy module and increased due to the development of this module. Research and development costs were $888,000 and $49,000 for the years ended 2010 and 2009, respectively.

  Asset Impairment Charges

        Due to the uncertainties relating to certain cap and trade legislation proposals, we impaired capitalized costs related to our GreenCert agricultural software module by $3.7 million, of which $2.9 million was previously reflected as construction in progress and $735,000 in property plant and equipment in our consolidated balance sheets. However, we do not believe impairment is necessary with respect to the Energy module where we have concentrated most of our work since early 2010. GreenCert Energy is focused on business intelligence solutions for power plant operators and the EPA has issued new rule making orders to monitor stationary assets for their greenhouse gas emissions independent of legislative sentiment.

  Other Income (expense)

  Gain on debt-for-equity exchange transactions

        During the year ended December 31, 2010, we entered into multiple individually negotiated agreements with certain existing 2007 noteholders to exchange $5.6 million in aggregate principal amount of the 2007 Notes, for an aggregate of 2.0 million shares of our common stock. We recorded a $2.9 million gain related to these exchanges for the year ended December 31, 2010.

  Loss on extinguishment of debt

        We recorded a loss on the early extinguishment of the 2009 notes primarily related to the acceleration of debt issuance costs, the acceleration of exit fees and the write-off of the derivatives associated with these notes. We allocated this loss on a percentage basis between continuing operations and discontinued operations.

  Interest income

        Interest income was $23,000 and $65,000 for the years ended December 31, 2010 and 2009, respectively.

  Interest expense

        Interest expense for the year ended December 31, 2010 was $2.4 million compared to $4.2 million for the same period ended 2009. The interest expense relates to the 2007 Notes and 2009 Notes more fully described in Note 6—Debt to the consolidated financial statements included Item 8 of this report. Pursuant to discontinued operations accounting guidance, interest expense related to our 2009 Notes is reflected in (loss) gain from discontinued mining operations for all periods presented. Debt issuance costs prior to the extinguishment of the 2009 Notes are reflected as interest expense in our continuing operations. The decrease in interest expense for the year ended December 31, 2010 compared to the same period in 2009 is primarily related to the amortization of finance charges related to the 2009 Notes.

  Gain on fair value derivatives

        We are required to evaluate the fair value of the embedded derivatives at the end of each reporting period. These fair value adjustments are non-cash items, and each quarter's estimations are impacted, in part, by our stock price. We recognized a $5.6 million gain on the fair value adjustments for our embedded derivatives for the year ended December 31, 2010 compared to a $2.0 million gain for the year ended December 31, 2009. The increase from the year ended in 2010 compared to the year ended in 2009 was due to the new financings in 2010. See Liquidity and Capital Resources and Note 7—Temporary Capital and Stockholders Equity in Item 8 of this report.

  Other income (expense)

        During the year ended December 31, 2010, other income was $772,000 as compared to $417,000 for the same period ended 2009.

Discontinued Mining Operations

        Discontinued Mining Operations is comprised of the following:

	Year Ended December 31,
	2010	2009
	(in thousands)
Mining revenue	$12,619	$50,248
Coal mining operating costs	(12,035)	(43,458)
General and administrative	(1,566)	(3,993)
Depreciation, depletion & amortization	(1,281)	(7,518)
Other loss	(2,578)	(23,579)

Loss from discontinued mining operations	$(4,841)	$(28,300)

        Amounts for the year ended December 31, 2010 represent Buckeye operations for the three months ended March 31, 2010 through the closing date of the sale which occurred on April 1, 2010. Further, other loss for the year ended December 31, 2009 includes impairment charges of $20.1 million related to certain assets in our mining operations.

Discontinued Plant Operations

        Discontinued Plant Operations is comprised of the following:

	Year Ended December 31,
	2010	2009
	(in thousands)
Plant costs	$(646)	$(1,554)
General and administrative	—	(6)
Depreciation, depletion & amortization	—	(26)
Other income	755	412

Income (loss) from discontinued plant operations	$109	$(1,174)

Comparison of Years Ended December 31, 2009 and 2008

  Revenue

        Revenues for the year ended December 31, 2009 were $423,000 compared to $4,000 for the same period ended December 31, 2008.

  General and Administrative

        The following table summarizes our general and administrative costs for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
Non-cash, share-based compensation	$4,509	$5,204
Employee-related costs	9,323	10,154
Professional fees	4,888	3,787
Office and travel costs	3,892	3,577
Insurance and other	2,471	4,808

Total general and administrative	$25,083	$27,530

        Non-cash, share-based compensation expenses were $4.5 million and $5.2 million for the years ended December 31, 2009 and 2008, respectively, most of which related to our Technology segment. The decrease for the year ended 2009 was primarily due to the reduction of our workforce and the related forfeiture of the grants. We also recognized a one-time decrease due to the retirement of a former officer and the impact of his retirement on his restricted stock grant. Since the restricted shares never vested and were forfeited upon retirement, the cumulative non-cash compensation expense recorded since 2005 was reversed. This reversal of non-cash compensation totaled $2.9 million for the year ended December 31, 2009. The decreases were partially offset by a transition agreement we entered into with another former officer. Pursuant to that agreement, we accelerated the restricted stock grant and recorded $3.3 million of non-cash compensation for the year ended December 31, 2009.

        Employee-related costs primarily include salaries and wages, temporary employees, bonuses, benefits, employer payroll taxes and education and training. The following table summarizes our employee-related costs related to each of our segments for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
Technology	$4,723	$7,516
GreenCert	4,600	2,638

Total Employee-related	$9,323	$10,154

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

	Year Ended December 31,
	2009	2008
	(in thousands)
Technology	$3,916	$2,957
GreenCert	972	830

Total Professional fees	$4,888	$3,787

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

	Year Ended December 31,
	2009	2008
	(in thousands)
Technology	$2,097	$2,696
GreenCert	1,795	881

Total Office and travel	$3,892	$3,577

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

	Year Ended December 31,
	2009	2008
	(in thousands)
Technology	$2,471	$3,987
GreenCert	—	821

Total Insurance and other	$2,471	$4,808

        Costs decreased for the year ended December 31, 2009 mainly due to the idling of our Ft. Union plant in 2008 and the resulting decrease in Engineering and Technical services expense in our Technology segment.

  Depreciation and Amortization

        Depreciation and amortization are principally comprised of amortization related to our patents and depreciation on other fixed assets using the straight-line method. Depreciation and amortization expenses were $2.4 million for the year ended December 31, 2009 compared to $1.9 million during the same period ended 2008.

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

  Asset Impairment Charges

        Asset impairment charges were $413,000 and $18.6 million for the years ended December 31, 2009 and 2008, respectively. The asset impairment charges for the year ended December 31, 2009 relate to the impairment of our leasehold improvements of the vacated office space that we are attempting to sublease and is reflected in our Technology segment. Asset impairment charges for the year ended December 31, 2008 relate to further impairment of our boiler island which was classified as assets held for sale. See Note—2 Property Plant and Equipment in Item 8 of this report for further details.

  Other Income (expense)

  Interest income

        Interest income was $65,000 and $1.3 million for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income for the year ended December 31, 2009 was principally attributable to a lower cash balance in 2009.

  Interest expense

        Interest expense for the years ended December 31, 2009 and December 31, 2008 was $4.2 million and $6.1 million, respectively. The interest expense relates to the 2007 Notes and 2009 Notes more fully described in Note 6—Debt in Item 8 of this report.

  Gain (loss) on fair value derivatives

        We are required to evaluate the fair value of the embedded derivatives at the end of each reporting period. We recognized a $2.0 million gain on the fair value adjustments for our embedded derivatives for the year ended December 31, 2009. These fair value adjustments are non-cash items, and each quarter's estimations are impacted, in part, by our stock price. See Note 6—Debt and Note 7—Temporary Capital and Stockholders' Equity in Item 8 of this report.

  Other income (expense)

        During the year ended December 31, 2009, other income was $417,000 as compared to $342,000 of other expense for the same period ended 2008.

Discontinued Mining Operations

        Discontinued Mining Operations is comprised of the following:

	Year Ended December 31,
	2009	2008
	(in thousands)
Mining revenue	$50,248	$58,434
Coal mining operating costs	(43,458)	(47,799)
General and administrative	(3,993)	(4,033)
Depreciation, depletion & amortization	(7,518)	(7,024)
Other (loss) income	(23,579)	86

Loss from discontinued mining operations	$(28,300)	$(336)

Discontinued Plant Operations

        Discontinued Plant Operations is comprised of the following:

	Year Ended December 31,
	2009	2008
	(in thousands)
Revenue	$—	$463
Plant costs	(1,554)	(17,630)
General and administrative	(6)	(401)
Depreciation, depletion & amortization	(26)	(56)
Other income	412	890

Loss from discontinued plant operations	$(1,174)	$(16,734)

Liquidity and Capital Resources Discussion

        Overall, we have increased our cash used in operations by $7.7 million, when comparing the year ended December 31, 2010 to the same period in 2009. Our cash used in operating activities from continuing operations increased by $2.5 million when compared to the prior year period, primarily due to disbursements for accounts payable and other liabilities and was somewhat offset by reduced professional fees and other general and administrative costs. Our cash used in discontinued operating activities increased by $5.2 million when compared to the prior year period, primarily due to the acceleration of payments of Buckeye's liabilities as we exited our mining operations, including selling and exit costs and additional interest expense related to our 2009 Note restructuring. In addition, we have invested $1.4 million in capital expenditures, primarily related to development of GreenCert, during the year ended December 31, 2010.

        We have reduced our cash flow used in operations by $23.4 million when comparing the year ended December 31, 2009 to the same period in 2008. This reduction was due, in part to the decrease in cash used in operating activities from continuing operations of $14.4 million, primarily due to the reduction of our professional fees and other general and administrative costs. These cost reductions were offset by the expansion of our GreenCert operations, including the addition of personnel and other administrative costs associated with developing the business. Our discontinued operating activities generated cash rather than a net utilization of cash, resulting in an $9.0 million fluctuation, when compared to the prior year period, primarily due to revenues earned at Buckeye and suspending operations at our Fort Union plant. In addition, we have invested $3.8 million in capital expenditures, primarily related to GreenCert and K-Fuel process development during the year ended December 31, 2009.

        Actual 2009 and first quarter 2010 cash flows from Buckeye's operations were less than anticipated and combined with the on-going costs associated with corporate, K-Fuel and GreenCert operations, required us to raise additional capital in 2010 and again in February 2011. As a result, we completed three financing transactions: (i) on March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; (ii) on January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million; and (iii) on February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting $14.6 million of net proceeds, after the offering expenses. See Note7—Temporary Capital and Stockholders' Equity in Item 8 of this report for further description of these financings.

        As previously mentioned, we executed on two of our strategic positioning plans by completing the sale of Buckeye and signing a definitive agreement to sell our Fort Union assets. We believe these sales have allowed us to focus our resources on core business activities, primarily our K-Fuel process. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of Buckeye, for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price was deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement. The sale closed on April 1, 2010. We received $25.1 million from the sale of Buckeye, of which $19.2 million was used to retire our 2009 Notes principal balance, accrued interest and exit fees. The remaining proceeds were used to fund related transaction expenses estimated at $2.5 million and for general working capital purposes. In addition, we received $5.0 million of additional cash from the release of our reclamation bonds through December 31, 2010.

        On August 20, 2010, we executed the second of our strategic positioning plans by signing a definitive agreement to sell our Fort Union assets. We entered into a definitive agreement with Synthetic Fuels LLC, or its nominee, for the sale of the assets of our subsidiary Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming. The sale will provide approximately $7.1 million of available cash to us, comprised of: (i) cash payments of $2.0 million, of which $500,000 will be paid at closing, an additional $500,000 on the first anniversary of closing and $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of all of the reclamation bonds pertaining to the sold property, currently totaling $5.2 million, pursuant to a secured one year note. Synthetic Fuels LLC is required to assume these environmental liabilities at the closing and the cash collateral or an equivalent amount will be released to us by the one year anniversary of the closing. The sale is anticipated to close during the first quarter 2011 and is subject to customary closing conditions. Proceeds of the sale will be used for general working capital purposes.

        As previously described, on February 1, 2011, we executed a Settlement Agreement that provides for, assuming the final settlement date is reached and the settlement is completed, the settlement of an aggregate of $17.3 million of the 2007 Notes and the issuance of a new note for $1.6 million due on the one year anniversary of the final settlement date, that bears interest at 7% and is convertible into shares of our common stock at the market value of the shares on the date the exchange. This agreement also calls for the dismissal of the litigation that is now pending between us, Buckeye, the Settling 2007 Noteholders, and the 2009 Noteholders. Further, on February 14, 2011, we entered into an agreement to exchange $1.4 million of face value of 2007 Notes for 237,500 shares of our common stock. After this exchange and assuming that we close on the Settlement Agreement, there will remain $2.8 million of 2007 Notes outstanding. Further, this will decrease interest incurred from $1.9 million for the year ended December 31, 2010 to an estimated $340,000 on an annualized basis.

        We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. Any of continued market disruptions associated with the economic downturn, lower demand for our technology or products, increased incidence of customers' inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

        As stated above, we continue to require additional capital to fund the development of our K-Fuel process and our GreenCert technology and expect to investigate sources of additional capital. Further, as opportunities arise to accelerate the expansion of our K-Fuel technology or our anticipated operating cash outflows are greater than expected, we may need to obtain further funding. We believe we have the ability to raise additional capital from time to time as needed principally through: (i) equity offerings; (ii) debt or debt offerings; and (iii) partnering with third parties. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available or be on acceptable terms.

Payment Obligations

        The following table summarizes our future commitments as of December 31, 2010:

	Payments due by period
	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Operating leases	$663	$652	$641	$657	$673	$1,028	$4,314
Consulting and service commitments	500	500	10,500	500	500	500	13,000
Long-term debt	1,724	23,279	—	—	—	—	25,003

Total commitments	$2,887	$24,431	$11,141	$1,157	$1,173	$1,528	$42,317

        This table does not include accounts payable, accrued liabilities, or asset retirement obligations, which are reported in our December 31, 2010 consolidated balance sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included K-Fuel royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

        We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $1.0 million, $1.2 million, and $1.1 million, respectively.

        Consulting and service commitments include an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. Additionally, consulting and service commitments includes our amended and restated umbrella agreement with Bechtel. Through this new program management agreement, we committed to provide Bechtel with $1 billion in construction contracts through 2014. Failure to meet this commitment by 2013 could cost us up to the $10 million in termination fees, which is included in the above table.

        Long-term debt includes our principal amount due 2012 and the 8% interest payments. See Note 10—Commitments and Contingencies and Litigations for further details related to the contingent settlement and retirement of a portion of these notes.

        While our former investment banking firm may claim that we owe them up to $1.0 million related to the sale of Buckeye, we do not believe that this fee is payable due to the lack of the counterparties meeting certain performance and contractual criteria. If a claim is made for this contingent payment, we intend to vigorously dispute this claim. This potential obligation is not included in the table above.

Historical View

  Cash Used in Operating Activities of continuing operations

        Cash used in operating activities of continuing operations were $15.7 million, $13.2 million, and $27.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The majority of the cash used in operating activities of continuing operations relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities. The most significant adjustments to net loss to arrive at cash used in operating activities are as follows:

  •
  Share-based compensation expense to employees and others was $3.6 million, $5.3 million and $6.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

  •
  Depreciation and amortization expense was $1.7 million, $2.4 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

  •
  During the year ended December 31, 2010, we incurred impairment charges related to the GreenCert agriculture module of $3.7 million. In addition, during the year ended December 31, 2008, we incurred $18.6 million of asset impairment charges, principally related to boilers.

  •
  During the years ended December 31, 2010, 2009 and 2008, we adjusted the fair value of various embedded derivatives and incurred non-cash (losses) and gains of $(5.6) million, $(2.0) million and $934,000 respectively.

  •
  During the years ended December 31, 2010, 2009 and 2008, we completed several debt-for-equity exchanges resulting in gains of $2.9 million, $167,000 and $6.1 million.

  •
  Debt issue cost amortization was $2.4 million, $2.6 million and $777,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

  •
  During the year ended December 31, 2009, we incurred a non-recurring charge of $1.0 million from our attempt to sublease unused office space.

  Cash Provided by (Used in) Investing Activities of continuing operations

        Cash provided by (used in) investing activities of continuing operations were $3.7 million, $(1.3) million, and $28.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The majority of the sources and uses of cash relate to the following:

  •
  We spent $1.4 million, $3.8 million and $11.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, on construction in progress with our GreenCert development, future plant design and other construction in progress.

  •
  During the year ended December 31, 2010, we received $5.1 million from the release of restricted cash related to reclamation bonds.

  •
  During the year ended December 31, 2009, we liquidated our auction rate marketable securities and received $2.0 million in proceeds.

  •
  During the year ended December 31, 2008, we purchased $5.0 million of marketable securities and received $27.5 million in proceeds from the maturity of marketable securities.

  •
  In 2007, we were required to restrict cash and marketable securities to serve as collateral of $24.7 million, related to our 2007 Notes and to collateralize other contractual obligations and our asset retirement obligations.

    We received $17.2 million of restricted cash net, primarily relating to our debt for equity exchange transaction related to the 2007 Notes for the year ended December 31, 2008.

  Cash (Used in) Provided by Financing Activities of continuing operations

        Cash (used in) provided by financing activities of continuing operations were $(6.9) million, $17.1 million, and $(3.7) million for the years ended December 31, 2010, 2009 and 2008, respectively. The majority of the sources and uses of cash relate to the following:

  •
  We repaid the 2009 Notes totaling $17.3 million during the year ended December 31, 2010.

  •
  During the years ended December 31, 2010 and 2009, we received proceeds from the issuance of convertible preferred stock, net of closing costs, of $8.7 million and $6.5 million, respectively.

  •
  During the years ended December 31, 2010 and 2009, we paid dividends on convertible preferred stock of $4.3 million and $2.0 million.

  •
  We received proceeds from the sale of common stock of $8.0 million, net of closing costs, for the year ended December 31, 2010.

  •
  We received proceeds from the issuance of the 2009 Notes totaling $15.0 million during the year ended December 31, 2009.

  Cash (Used in) Provided by Discontinued Operations

        Cash (used in) provided by operating activities of discontinued mining and plant operations was $(4.9) million, $248,000 and $(8.7) million for the years ended December 31, 2010, 2009 and 2008, respectively. The net increase in operating cash used from the year ended in 2010 compared to 2009 was due to payment of interest on the 2009 Notes, the sale of certain Buckeye and Evergreen assets on April 1, 2010, and related selling and exit costs. After April 1, 2010, Buckeye operations ceased.

        Cash provided by (used in) investing activities of discontinued mining and plant operations was $24.7 million, $(8.4) million, and $(7.6) million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase from the year ended in 2009 compared to the year ended in 2010 is related to the cash received from the sale of certain of Buckeye and Evergreen assets.

Critical Accounting Policies and Estimates

        We have identified the policies and estimates below as critical to our current and future business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies see the notes to our Consolidated Financial Statements in Item 8 of this Annual Report. These policies and estimates are considered "critical" because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. The preparation of our financial statements in this Annual Report on Form 10-K requires us to make estimates and judgments that affect both the results of operations as well as the carrying values of our assets and liabilities. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We base estimates on historical experience and/or on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as of the date of the financial statements that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, making it possible that a change in these estimates could occur in the near term. Set forth below is a summary of our most critical accounting policies. These policies are focused on our continuing operations.

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

        Capitalization of Costs.    We capitalize all purchases of machinery, equipment, software, engineering costs and similar expenditures, where the useful life of the asset is greater than one year or the expenditures extend the useful life of an existing asset. All costs that are directly related to, or allocable to, developing a K-Fuel plant site are capitalized and separately identified as belonging to that site. Judgment is exercised in determining: (i) if costs extend the life of an asset; (ii) if costs increase production volumes; and (iii) the feasibility of extracting coal. If these judgments are incorrect, we may capitalize more costs than we otherwise should.

        Valuation of Long-Lived Assets.    The valuation of our long-lived and intangible assets, including the remaining assets at our Fort Union plant, and patents, have significant impact on our results of operations and financial condition. We must assess the realizable value of these assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of these assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Recent Accounting Pronouncements

        Refer to Note 1—Recent Accounting Pronouncements of the accompanying notes to Consolidated Financial Statements included in Item 8 of this report for information regarding recent accounting pronouncements.

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

        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has determined that we have maintained effective internal controls over financial reporting as of December 31, 2010. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that as of December 31, 2010, our internal control over financial reporting is effective, based on these criteria.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The required information for this item is incorporated by reference to our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

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
4.11	Certificate of Designation and Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 22, 2009).
4.12	Security Purchase Agreement dated October 21, 2009 (incorporated by reference as Exhibit 4.2 to our Form 10-Q for the quarter ended September 30, 2009).

EXHIBIT NUMBER	DESCRIPTION
4.13	Registration Rights Agreement dated October 21, 2009 (incorporated by reference as Exhibit 4.3 to our Form 10-Q for the quarter ended September 30, 2009).
4.14	Common Stock Purchase Warrant dated October 21, 2009 (incorporated by reference as Exhibit 4.4 to our Form 10-Q for the quarter ended September 30, 2009).
4.15	Common Stock Purchase Warrant dated January 26, 2010 (incorporated by reference as Exhibit 4.1 to our Form 8-K filed January 27, 2010).
4.16	Form of Common Stock Purchase Warrant to be Issued by Evergreen Energy (incorporated by reference as Exhibit 4.1 to our Form 8-K filed March 17, 2010).
4.17	Form of Certificate of Designation from Series C Convertible Stock (incorporated by reference as Exhibit 4.2 to our Form 8-K filed March 17, 2010).
4.18	State of Delaware Certificate of Correction (incorporated by reference as Exhibit 4.3 to our Form 8-K/A filed March 18, 2010).
4.19	Second Amendment and Forbearance Agreement dated January 12, 2010.
4.20	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed August 26, 2010).
4.21
(3)(a)(9) Exchange Agreement dated August 24, 2010 with KVO Capital Partners, LP, Montpelier Investment Holdings, Ltd. and Trimarc Capital Advisors, LLC (incorporated by reference to exhibit 4.21 to our Form 10-Q for quarter ended September 30, 2010).
4.22	(3)(a)(9) Exchange Agreement dated September 27, 2010 with Dynamis Energy Fund, LP (incorporated by reference to Exhibit 4.22 to our Form 10-Q for the quarter ended September 30, 2010).
4.23	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 20, 2010).
4.24	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed November 3, 2010).
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
10.5	Letter of Agreement dated August 15, 1995 between the Company and Edward Koppelman (incorporated by reference to Exhibit 10.53 to our Registration Statement on Form SB-2 (File No. 33-97418)).

EXHIBIT NUMBER	DESCRIPTION
10.6	Royalty Amendment Agreement dated June 3, 1996 between the Company, Edward Koppelman and Theodore Venners (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 1996).**
10.7	1999 Stock Incentive Plan (incorporated by reference from Annex A-1 of the Company's Proxy Statement filed May 4, 1999).**
10.8	1996 Stock Option and Incentive Plan of KFx Inc. (incorporated by reference to Exhibit 10.1 to our Form 10-K for the year ended December 31, 2000).**
10.9	Common Stock and Warrant Purchase Agreement dated as of March 28, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 2, 2002).
10.10	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated April 30, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 7, 2002).
10.11	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 1, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 3, 2002).
10.12	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated July 19, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2002)
10.13	Common Stock and Warrant Purchase Agreement between KFx Inc. and the Investors dated August 21, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 28, 2002).
10.14	Waiver of Penalty Warrants dated September 25, 2002 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 27, 2002).
10.15	KFx Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2004).**
10.16	Waiver Agreement dated December 17, 2004 between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.60 to our Form 10-K for the year ended December 31, 2004).**
10.17	Employment Agreement between KFx Inc. and William G. Laughlin (incorporated by reference to Exhibit 10.61 to our Form 8-K filed March 15, 2005).**
10.18	K-Fuel Projects Participation and Development Agreement Dated May 5, 2005 (incorporated by reference to Exhibit 10.63 to our Form 10-Q for the quarter ended March 31, 2005).
10.19	First Amendment to Fourth Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.64 to our Form 10-Q for the quarter ended March 31, 2005).
10.20	Employment Agreement between KFx Inc. and Kevin R. Collins (incorporated by reference to Exhibit 10.66 to our Form 8-K filed October 25, 2005).**
10.21	KFx Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.67 to our Form S-8 filed November 4, 2005).**
10.22	Employment Agreement between KFx Inc. and Theodore Venners (incorporated by reference to Exhibit 10.69 to our Form 8-K filed December 22, 2005).**
10.23	Business Development and Intellectual Property Rights Agreement, dated January 2, 2003 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed January 31, 2006).

EXHIBIT NUMBER	DESCRIPTION
10.24	Addendum to Business Development and Intellectual Property Rights Agreement, dated January 8, 2004 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed January 31, 2006).
10.25	First Amendment to the Business Development and Intellectual Property Rights Agreement, dated May 21, 2004 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed January 31, 2006).
10.26	Professional Services Agreement, dated July 16, 2003 (incorporated by reference to Exhibit 99.4 to our Form 8-K filed January 31, 2006).
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

EXHIBIT NUMBER	DESCRIPTION
10.38	Form of Securities Purchase Agreement dated January 26, 2010 (incorporated by reference to Exhibit 10.1 of our 8-K filed January 27, 2010).
10.39	Form of Securities Purchase Agreement dated March 16, 2010 (incorporated by reference to Exhibit 10.1 of our 8-K filed March 17, 2010).
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
21.1	Subsidiaries of the registrant.*
23.1	Consent of Hein & Associates LLP.*
23.2	Consent of Deloitte & Touche LLP.*
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

**
Management contracts and compensatory plans.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.
Date: March 14, 2011	By:	/s/ THOMAS H. STONER, JR Thomas H. Stoner, Jr Chief Executive Officer and Director (Principal Executive Officer)
/s/ DIANA L. KUBIK Diana L. Kubik Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: March 14, 2011	/s/ THOMAS H. STONER, JR Thomas H. Stoner, Jr., Chief Executive Officer and Director (Principal Executive Officer)
Date: March 14, 2011	/s/ DIANA L. KUBIK Diana L. Kubik, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 14, 2011	/s/ GUIDO R. BARTELS Guido Bartels, Director
Date: March 14, 2011	/s/ MANUEL H. JOHNSON Manuel H. Johnson, Director
Date: March 14, 2011	/s/ ROBERT S. KAPLAN Robert S. Kaplan, Director
Date: March 14, 2011	/s/ ILYAS KHAN Ilyas Khan, Chairman
Date: March 14, 2011	/s/ PETER B. MOSS Peter B. Moss, Director
Date: March 14, 2011	/s/ RICHARD B. PERL Richard B. Perl, Director
Date: March 14, 2011	/s/ CHESTER N. WINTER Chester N. Winter, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Evergreen Energy, Inc.

        We have audited the accompanying consolidated balance sheet of Evergreen Energy, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Energy, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has had recurring cash used in operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 15 to the consolidated financial statements, the Company discontinued its mining and plant operations. We audited the adjustments necessary to restate the consolidated financial statements as of December 31, 2009 and for the years ended December 31, 2009 and 2008 to reflect discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. As discussed in Note 7 to the consolidated financial statements, effective August 20, 2010, the Company effected a 1 for 12 reverse stock split. We audited the adjustments necessary to restate the 2009 and 2008 share and per share amounts as if the reverse stock split occurred in the applicable periods.

/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Evergreen Energy Inc.
Denver, Colorado

        We have audited, before the effects of the retrospective adjustments for the discontinued operations and the reverse stock split discussed in Note 15 and Note 7, respectively, to the consolidated financial statements, the accompanying consolidated balance sheet of Evergreen Energy Inc. and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such 2009 and 2008 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations and the reverse stock split discussed in Note 15 and Note 7, respectively, to the consolidated financial statements, present fairly, in all material respects, the financial position of Evergreen Energy Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations and the reverse stock split discussed in Note 15 and Note 7, respectively, to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

/s/ Deloitte & Touche LLP
Denver, Colorado
March 31, 2010

EVERGREEN ENERGY INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current:
Cash and cash equivalents	$2,974	$2,207
Accounts receivable	—	590
Debt issue costs, net of amortization	—	2,089
Prepaid and other assets	1,664	1,346
Assets of discontinued plant operations	7,210	8,325
Assets of discontinued mining operations	2,820	34,784

Total current assets	14,668	49,341
Property, plant and equipment, net of accumulated depreciation	1,734	3,850
Construction in progress	9,860	12,459
Restricted cash and marketable securities	—	5,052
Debt issue costs, net of amortization	512	994
Other assets	2,784	2,808

	$29,558	$74,504

Liabilities, Temporary Capital and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,698	$3,790
Accrued liabilities	2,367	6,048
Short-term debt	—	16,022
Other current liabilities	682	1,922
Liabilities of discontinued plant operations	4,823	4,588
Liabilities of discontinued mining operations	609	9,242

Total current liabilities	11,179	41,612
Long-term debt	21,821	27,898
Deferred revenue	7,865	8,265
Derivative liabilities	972	1,265
Other liabilities, less current portion	1,213	1,339

Total liabilities	43,050	80,379
Commitments and contingencies (Note 10)
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 7 shares authorized; .003 outstanding	3	2
Stockholders' equity:
Preferred stock, $.001 par value, shares authorized 19,993; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 18,888 and 12,278 shares issued and outstanding, respectively	19	12
Additional paid-in capital	539,348	525,951
Accumulated deficit	(550,285)	(529,939)

Deficit attributable to Evergreen Energy Inc. stockholders	(10,918)	(3,976)
Deficit attributable to noncontrolling interest	(2,577)	(1,901)

Total stockholders' deficit	(13,495)	(5,877)

	$29,558	$74,504

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Operating revenues:
GreenCert licensing	$403	$—	$—
Consulting and other	—	423	4

Total operating revenue	403	423	4
Operating expenses:
General and administrative	15,058	25,083	27,530
Depreciation and amortization	1,678	2,418	1,921
Research and development	888	49	79
Asset impairment	3,684	413	18,615

Total operating expenses	21,308	27,963	48,145

Operating loss	(20,905)	(27,540)	(48,141)
Other income (expense):
Gain on debt-for-equity exchange transactions	2,941	167	6,138
Loss on extinguishment of 2009 Notes	(2,267)	—	—
Interest income	23	65	1,251
Interest expense	(2,434)	(4,208)	(6,132)
Gain (loss) on fair value derivatives	5,580	2,036	(934)
Other income (expense), net	772	417	(342)

Total other income (expense)	4,615	(1,523)	(19)

Loss from continuing operations	(16,290)	(29,063)	(48,160)
Loss from discontinued mining operations (includes $1.1 million gain on sale), net of tax of $0 for each period	(4,841)	(28,300)	(336)
Income (loss) from discontinued plant operations, net of tax of $0 for each period	109	(1,174)	(16,734)

Net loss	(21,022)	(58,537)	(65,230)
Less net loss attributable to noncontrolling interest	676	1,901	—

Net loss attributable to Evergreen Energy	$(20,346)	$(56,636)	$(65,230)
Dividends on preferred stock	(4,312)	(1,973)	—

Net loss attributable to common shareholders	$(24,658)	$(58,609)	$(65,230)

Basic and diluted loss per common share from continuing operations	$(0.97)	$(2.63)	$(6.37)

Basic and diluted loss per common share from discontinued mining and plant operations	$(0.28)	$(2.67)	$(2.26)

Basic and diluted net loss per common share	$(1.47)	$(5.31)	$(8.63)

Weighted-average common shares outstanding	16,803	11,037	7,556

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Stockholders' Deficit Equity

For the Years ended December 31, 2010, 2009 and 2008

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Non- controlling interest
	Shares	Amounts				Total
	(in thousands)
Balance, January 1, 2008	7,027	$7	$454,765	$(408,073)	—	$46,699
Common stock issued on exercise of options, warrants and other	6	—	55	—	—	55
Share-based compensation expense related to employees and others	27	—	6,444	—	—	6,444
Debt for equity exchange transactions	3,280	3	55,879	—	—	55,882
Net Loss	—	—	—	(65,230)	—	(65,230)

Balance, December 31, 2008	10,340	10	517,143	(473,303)	—	43,850
Common stock issued for services	129	—	982	—	—	982
Share-based compensation expense related to employees and others	453	1	5,280	—	—	5,281
Issuance of common stock upon the conversion of preferred stock	964	1	2,224	—	—	2,225
Debt for equity exchange transaction	332	—	322		—	322
Net Loss	—	—	—	(56,636)	(1,901)	(58,537)

Balance, December 31, 2009	12,218	12	525,951	(529,939)	(1,901)	(5,877)
Common stock issued for services	42	—	14	—	—	14
Share-based compensation expense related to employees and others	121	—	3,576	—	—	3,576
Issuance of common stock upon the conversion of preferred stock	2,083	2	2,524	—	—	2,526
Common stock issued in registered direct offering	2,436	3	4,659	—	—	4,662
Debt-for-equity exchange transactions	1,988	2	2,624	—	—	2,626
Net Loss	—	—	—	(20,346)	(676)	(21,022)

	18,888	$19	$539,348	$(550,285)	$(2,577)	$(13,495)

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities:
Loss from continuing operations	$(16,290)	$(29,063)	$(48,160)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	3,560	5,281	6,339
Depreciation and amortization	1,678	2,418	1,921
Gain on debt-for-equity-exchange transactions	(2,941)	(167)	(6,138)
Derivative fair value adjustment	(5,580)	(2,036)	934
Amortization of initial fair value of derivative	(171)	(158)	(453)
Loss from subleasing	—	1,027	—
Asset impairment	3,684	413	18,615
Amortization of debt issuance costs	2,406	2,624	777
(Gain) loss on disposal of fixed assets	(415)	—	—
Other than temporary impairment of marketable security	—	(200)	200
Other	(80)	(9)	477
Changes in operating assets and liabilities:
Accounts receivable	553	(591)	40
Prepaid and other assets	(55)	896	670
Deferred revenue and other liabilities	(373)	2,150	28
Accounts payable and accrued liabilities	(1,668)	4,258	(2,805)

Cash used in operating activities of continuing operations	(15,692)	(13,157)	(27,555)
Cash (used in) provided by operating activities of discontinued mining and plant activities	(4,943)	248	(8,708)

Cash used in operating activities	(20,635)	(12,909)	(36,263)

Investing activities:
Purchases of construction in progress	(1,367)	(3,804)	(11,352)
Purchases of property, plant and equipment	—	(163)	—
Proceeds from the sale of assets	—	180	—
Purchases of marketable securities	—	—	(5,000)
Proceeds from marketable securities	—	2,000	27,500
Restricted cash and marketable securities, net	5,052	905	17,205
Other	—	(421)	(111)

Cash provided by (used in) investing activities of continuing operations	3,685	(1,303)	28,242
Cash provided by (used in) investing activities of discontinued mining and plant operations	24,651	(8,381)	(7,618)

Cash provided by (used in) investing activities	28,336	(9,684)	20,624

Financing Activities:
Proceeds from issuance of convertible debt	—	15,000	—
Payments on debt for equity exchange transactions	—	—	(3,500)
Proceeds from issuance of convertible preferred stock, net of closing costs	8,746	6,515	—
Proceeds from common stock sale, net of closing costs	8,043	—	—
Proceeds from reverse repurchase transaction	—	1,800	—
Payments on short term debt	(17,250)	—	—
Payments on reverse repurchase transaction	—	(1,800)	—
Payment of dividends on convertible preferred stock	(4,312)	(1,973)	—
Payments of debt issuance costs	(2,179)	(2,387)	(200)
Other	18	(22)	48

Cash (used in) provided by financing activities of continuing operations	(6,934)	17,133	(3,652)

Increase (decrease) in cash and cash equivalents	767	(5,460)	(19,291)
Cash and cash equivalents, beginning of year	2,207	7,667	26,958

Cash and cash equivalents, end of year	$2,974	$2,207	$7,667

See accompanying notes to the consolidated financial statements.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2010, 2009 and 2008

In this Annual Report on Form 10-K, we use the terms "Evergreen Energy," "we," "our," and "us" to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Bimco Inc. (previously known as Buckeye Industrial Mining Co.) and referred to as "Buckeye" herein. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, and GreenCert™, refer to our technologies and patented processes explained in detail throughout this Annual Report on Form 10-K. As further described in Note 7—Temporary Capital and Stockholders' Equity, effective August 20, 2010, we effected a 1 for 12 reverse stock split and all shares and per share amounts have been restated as if the reverse stock split occurred in the applicable periods. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31st.

(1) Business and Summary of Significant Accounting Policies

Overview and Financial Condition

        We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company primarily focused on developing and marketing K-Fuel. Today, Evergreen Energy is comprised of two discrete business units within the clean energy technology sector, which utilize two proprietary and potentially transformative technologies: K-Fuel and the GreenCert suite of software and services. K-Fuel, our patented clean coal technology, significantly improves the performance of low-rank sub-bituminous and brown coals and lignite yielding higher efficiency by applying heat and pressure to low-rank coals to reduce moisture. The increase is variable depending on the type of coal we process. Our GreenCert software suite focuses on providing power generators with operational intelligence; analytics to identify fuel and operational efficiency; and address new regulatory pressures regarding environmental emissions. The K-Fuel and GreenCert technologies are both business and environmental solutions for energy production and generation industries and processes.

        During 2010 and through February 2011, we have executed on a number of our strategic objectives. On February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting $14.6 million of net proceeds, after the offering expenses. Also, on February 1, 2011, we executed an agreement to settle a significant portion of our 2007 Notes and the associated litigation. See further discussion of both of these transactions in Note 10—Commitments and Contingencies and Note 16—Subsequent Events. In addition, we executed on two of our strategic positioning plans by completing the sale of Buckeye and signing a definitive agreement to sell our Fort Union assets. See further discussion in Note 15—Discontinued Operations.

        Actual 2009 and first quarter 2010 cash flows from Buckeye's operations were less than anticipated and combined with the on-going costs associated with corporate, K-Fuel and GreenCert operations, required us to raise additional capital in 2010 and again in February 2011. As a result, we completed three financing transactions: (i) on February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting $14.6 million of net proceeds, after the offering expenses; (ii) on March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; and (iii) on January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

        We continue to require additional capital to fully fund the development of our K-Fuel process and our GreenCert technology. Further, as opportunities arise to accelerate the expansion of our K-Fuel technology or our anticipated operating cash outflows are greater than expected due to among other things, unexpected costs in the development of our K-Fuel process, we may need to obtain further funding. We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. We continue to evaluate our cash position and cash utilization and have and will make additional adjustments to capital or certain operating expenditures. However, because of the need for additional capital, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

        As of December 31, 2010, our accumulated deficit was $550.3 million. In addition, our net losses and cash flow used in operations for each of the years ending December 31, 2010, 2009 and 2008 are summarized as follows:

	December 31,
	2010	2009	2008
	(in thousands)
Net loss from continuing operations	$(16,290)	$(29,063)	$(48,160)
Cash used in operating activities from continuing operations	$(15,692)	$(13,157)	$(27,555)

        Overall, we have increased our cash flow used in operations by $7.7 million, when comparing the year ended December 31, 2010 to the same period in 2009. Our cash used in operating activities from continuing operations increased by $2.5 million when compared to the prior year period, primarily due to disbursements for accounts payable and other liabilities and was somewhat offset by reduced professional fees and other general and administrative costs. Our cash used in discontinued operating activities increased by $5.2 million when compared to the prior year period, primarily due to the acceleration of payments of Buckeye's liabilities as we exited our mining operations, including selling and exit costs and additional interest expense related to our 2009 Note restructuring.

  K-Fuel

        K-Fuel, our patented clean coal technology, significantly improves the performance of low-rank sub-bituminous and brown coals and lignite yielding higher efficiency by applying heat and pressure to low-rank coals to reduce moisture. The inherent efficiency of higher Btu-lower moisture coal improves power plant performance and reduces emissions on a per kilowatt-hour-generated basis. Through this proprietary K-Fuel process, we intend to meet the specific needs of coal companies and mine operators looking to identify and expand the markets for their low-rank coal by transforming the coal into a higher value fuel and chemical manufacturers using coal as a feedstock. Additional markets may be served by this process, including meeting the needs of public utility, industrial and international customers by providing economical solutions for energy supply, energy efficiency and compliance with environmental emission standards. We believe markets that have plentiful reserves of high-moisture, low-Btu coals and rapid growth in electric power demand provide the best opportunities for K-Fuel. The goal of our K-Fuel technology is to transform those lower-rank coals into more valuable, efficient

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

and environmentally compliant fuels in order to meet the increasing demand for energy in an optimal fashion.

  GreenCert

        GreenCert software suite focuses on providing power generators with operational intelligence; analytics to identify fuel and operational efficiency; and address new regulatory pressures regarding environmental emissions. GreenCert works across an enterprise as a technological solution resulting in an operational intelligence application that provides timely, verifiable and comprehensive decision support capabilities that allow power generators to optimize their assets by balancing their key performance metrics of cost, reliability and environmental compliance. We believe that GreenCert is positioned to be the perfect Best Available Control Technology, or BACT, as defined by the Environment Protection Agency, or EPA, pursuant to its tailoring rule; therefore, it becomes an essential tool for the power generation industry.

        We are evaluating strategic alternatives related to GreenCert, including but not limited to evaluation of its relationship to and integration with our K-Fuel technology, potential sale or joint venture of this business. Our evaluation will primarily take into consideration: (i) how our K-Fuel and GreenCert technologies interrelate and how their target markets overlap; (ii) our available capital resources; (iii) the value of GreenCert's assets, long-term forecasted revenue, expenses and capital expenditures; and (iv) general market conditions. If this evaluation indicates significant synergies between the two technologies and that sale or joint venture is not appropriate at this time, we will retain and continue to operate the GreenCert business, although likely scaled-back. Alternatively, a sale or joint venture of the GreenCert business could provide Evergreen with an opportunity to realize value for our shareholders without diverting its resources into continued development of this business segment.

  Buckeye

        On April 3, 2006, we completed the acquisition of Buckeye for a total purchase price of $39.1 million, including cash paid, stock issued, liabilities assumed and costs incurred in the acquisition. Buckeye's primary business is to mine, process, blend and sell high-quality coal to electric utilities, industrial and institutional end users.

        During 2010, we executed one of our strategic positioning plans by completing the sale of Buckeye. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. The sale includes inventory, property, plant, equipment, mineral rights, Evergreen's dock facilities and the assumption of asset retirement obligations and obligations related to the 47-year dock lease, which, collectively, we refer to as the "sale of Buckeye". This sale closed on April 1, 2010.

        Basis of Presentation.    The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. We do not consolidate Evergreen-China Energy Technology Co., Ltd, our 30% owned company in China (Evergreen-China); but record the activity using the equity method of investment.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2010, we had negative working capital. For the period starting from the year of incorporation 1988 through December 31, 2010, we have incurred a cumulative net loss of $550.0 million. These factors raise substantial doubt regarding our ability to continue as a going concern. We plan to obtain additional equity capital to finance our K-Fuel development and marketing initiatives and our future operations. However, there is no assurance that we will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

        Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as asset retirement obligations, capitalized plant costs, depreciation, amortization, asset valuations, asset life, technology, deferred revenue, acquisitions, stock option and restricted stock grants and warrants, allowance for bad debts for receivables, taxes, recoverability of assets, impairments, customer retention, fair value of derivatives and other provisions are reasonable, based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term. The following accounting policies focus on our continuing operations.

        Fair value of financial instruments.    The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, short-term debt and other current liabilities in the consolidated financial statements approximate fair value because of the short-term nature of the instruments. As of December 31, 2010 the carrying amount of our long-term debt was $21.8 million. We pay interest semi-annually at a rate of 8.00% per annum. The 2007 Notes mature on August 1, 2012. We are unable to estimate the fair value of our debt without incurring excessive costs because a quoted market price is not available, we have not developed the valuation model necessary to make the estimate, and the cost of obtaining an independent valuation would be excessive.

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

        Marketable Securities.    As of December 31, 2010 and 2009, we had no marketable securities. Prior to December 31, 2009 we invested in marketable securities, which are auction rate securities. These auction rate securities consisted of student-loan backed securities. During the year ended December 31,

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

2008, we reduced the carrying amount of our student loan-backed auction rate security by $200,000. In February 2009, we entered a reverse repurchase transaction for $1.8 million of our auction rate security which had a $2.0 million par value. In March 2009, we liquidated the auction rate security at $2 million, resulting in a gain of $200,000, which has been recorded in Other Income for the year ended December 31, 2009.

        Receivables and allowance for doubtful accounts.    Accounts receivable and note receivable, which is reflected in prepaids and other assets, are recorded at their estimated net realizable value. The allowance for doubtful accounts is determined through an analysis of the past-due status of accounts receivable and assessments of risk regarding collectability. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2010 and 2009, we have an allowance for doubtful accounts of $1.3 million and $1.3 million, respectively, primarily relating to a note receivable.

        Property, plant and equipment.    Property, plant and equipment consist of buildings, furniture and fixtures, computers, third party software implementation and development costs, and leasehold improvements. Expenditures that extend the useful lives of the assets or increase production capacity are capitalized. Repairs and maintenance that do not extend the useful lives of the assets are expensed as incurred. We begin depreciation on property, plant and equipment assets once the assets are placed into service. Depreciation expense is computed using the straight-line method over the estimated useful lives of the property and equipment.

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

        Restricted cash and marketable securities.    As of December 31, 2010, and 2009, we had $0 and $5.1 million of restricted cash. Cash and marketable securities are set aside as collateral pledged toward our asset retirement obligations, related to our discontinued operations, and to secure certain other obligations. Until the asset retirement obligations are relieved, or our other obligations are fulfilled, the cash will remain restricted.

        Patents.    All costs incurred to the point when a patent application is to be filed are expensed as incurred as research and development. Patent application costs, generally legal costs, thereafter incurred are capitalized and are included in other assets. The costs of defending and maintaining patents are expensed as incurred. Patents are amortized over the expected useful lives of the patents, which is generally 14 to 15 years. Patent amortization expense, including amortization of existing patents, was $151,000, $151,000 and $142,000 in 2010, 2009, and 2008, respectively. We estimate amortization expense of approximately $160,000 for each of the years ending December 31, 2011, 2012 and 2013.

        Health care costs.    We are self-insured, subject to a stop-loss policy, for individuals and all participants as a group, for our employee's health care costs. The liability for outstanding medical costs

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

has been estimated based on historical claims and is included in accrued liabilities in our consolidated balance sheets.

        Long-lived assets.    We evaluate long-lived assets for impairments based on estimated future undiscounted net cash flows or other fair value measures whenever significant events or changes in circumstances occur that indicate the carrying amount may not be recoverable. We evaluate capitalized software quarterly based on estimated future undiscounted net cash flows or other fair value measures. If that evaluation indicates that impairment has occurred a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable. In addition, we periodically capitalize certain costs related to investigating potential sites for future facilities. We evaluate the status of these potential sites and if any site has been abandoned or we anticipate that it will be abandoned, we write-off all associated costs.

        Revenue.    We recognize revenue when there is persuasive evidence of an arrangement, generally when an agreement has been signed, all significant obligations have been satisfied, the fee is fixed or determinable, and collection is reasonably assured. Any up-front fees received are deferred and recognized over the provision of specific deliverables as defined in the agreements. Deferred revenue, including current portion, was $8.4 million and $8.8 million as of December 31, 2010 and 2009, respectively. The $8.4 million balance as of December 31, 2010 was primarily comprised of $6.7 million related to an agreement executed in 2004 to construct a potential K-Fuel plant and $1.7 million related to an agreement with a customer in our GreenCert segment. As our history related to customer relationships is limited, we may be required to change the estimated period over which we recognize our revenue as more information becomes available. Arrangements that include multiple deliverables are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        Research and development.    Costs incurred to advance, test, or otherwise modify our proprietary technology or develop new technologies are considered research and development costs until such time as the modification or new technology is ready for protection through patent and are expensed when incurred. Once patents are applied for, certain of these costs are capitalized as a cost of obtaining the patents. Costs incurred to develop our GreenCert technology are considered research and development until we reach technological feasibility and are expensed as incurred. These costs primarily represent third party software development costs.

        Accounting for Derivative Financial Instruments.    Derivatives may be embedded in financial instruments (the "host instrument"). Embedded derivatives are treated as separate derivatives when the economic characteristics and risks are not clearly and closely related to those of the host instrument, the terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations. We are required to make significant estimates and assumptions when fair valuing these derivatives. See Notes 6—Debt and Note 7—Temporary Capital and Stockholders' Equity for further discussion.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

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

        Accounting for stock grants, options and warrants.    We measure and recognize compensation expense for all stock grants, options and warrants granted to employees, members of our board of directors and consultants, based on estimated fair values. Beginning in 2009, we granted restricted stock awards that vest upon the achievement of certain market conditions (the price of our common stock).We estimate the fair value of share-based payment awards on the grant date. We use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock grants, without market conditions, are valued based upon the closing price of our common stock on the date of grant. In measuring and recognizing compensation expense, we are required to make estimates of the fair value of the related instruments and the period benefited. Related to the restricted stock grants containing market conditions, we are required to make significant estimates and assumptions when fair valuing these awards including probabilities of our future stock prices, historical volatility and risk free interest rates. We use a Monte-Carlo fair value model run with many iterations to fair value these market vesting awards. For all grants, the fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements.

        Net loss per common share.    Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period and reduced by shares that are subject to a contingency.

        The calculation of diluted net earnings per common share adds the weighted- average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss. Our total incremental potential common shares outstanding as of December 31, 2010, 2009 and 2008 were 7.2 million, 2.5 million, and 2.2 million respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion on a net loss would be anti-dilutive.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

        In a prior year, we granted 167,667 shares of restricted stock to three of our then executive officers, which were to immediately vest upon the attainment of certain performance or market criteria, but no later than the seventh anniversary of the date of the agreement. Such unvested shares were transferred to an escrow agent during the first quarter of 2006. As a result, 50,000, 33,334 and 83,333 such shares were reflected as outstanding in the consolidated financial statements. However, shares for which the vesting criteria were not attained were excluded from the net loss per share calculations due to the contingent status of the shares.

        On July 22, 2009, one of the executive officers referred to above transitioned his officer positions and board seat (s) to our current chief executive officer. As a result, 50,000 of the former officer's shares were fully vested as of March 31, 2010. See further discussion in Note—8 Stock Options, Stock Grants and Employee Benefit Plans.

        On May 31, 2009, another of the executive officers referred to above retired from his position and the restricted shares never vested and were forfeited upon his retirement.

        On April 19, 2007, we ceased our relationship with one of the executive officers referred to above. Pursuant to the terms of his employment agreement, he was entitled to acceleration of vesting with respect to 74,916 of the 83,333 shares of unvested common stock he was awarded in connection with his employment agreement.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

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

        We adopted the provisions included in ASC 810 "Consolidations", effective January 1, 2009. The provision clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent's consolidated financial statements. ASC 810 "Consolidations" requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. The standard requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent's equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. As of December 31, 2008 we had granted C-Lock shares to employees and others that, at that time, represented a 23.3% noncontrolling interest. During 2009 we notified the holders of our intention to reacquire C-Lock shares from certain former employees and a consultant for which the first payment was made in 2010. After repurchasing these shares, our non-controlling interest will be 8% see Note 10—Commitments and Contingencies for further discussion.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(1) Business and Summary of Significant Accounting Policies (Continued)

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

(2) Property, Plant & Equipment, Construction in Progress

        Property, plant and equipment consisted of the following:

		December 31,
	Lives	2010	2009
	(in years)	(in thousands)
Computer software and equipment	3 - 5	$4,694	$5,284
Office leasehold improvements and equipment	3 - 10	4,586	4,584
Vehicles	3 - 5	115	115

Total		$9,395	$9,983
Less accumulated depreciation		(7,661)	(6,133)

Property, plant and equipment, net of accumulated depreciation		$1,734	$3,850

        Depreciation expense was $1.5 million, $2.3 million, and $1.8 million, in 2010, 2009 and 2008, respectively.

        We transferred $100,000, $0, and $3.4 million from construction in progress to property, plant and equipment during the years ended December 31, 2010, 2009 and 2008, respectively. Property, plant and

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(2) Property, Plant & Equipment, Construction in Progress (Continued)

equipment includes $34,000, $0 and $5,000 of accounts payable and other liabilities as of December 31, 2010, 2009 and 2008, respectively.

        Construction in progress consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Future plant sites and equipment	$7,555	$7,505
GreenCert technology development	2,305	4,954

Total construction in progress	$9,860	$12,459

        Total construction in progress includes $476,000, $1.3 million and $2.5 million of accounts payable and other costs as of December 31, 2010, 2009 and 2008, respectively.

  Impairments

        We are required to test our GreenCert capitalized software development costs for recoverability at each reporting period. Due to the unlikelihood that greenhouse gas legislation will be passed in the United States in the foreseeable future that would establish a cap and trade market for carbon off-sets, we believe that there is uncertainty as to whether we can generate revenue by selling carbon credits for the agricultural sector in the near future. Therefore, due to the uncertain market for carbon credit selling for the agricultural sector, we have not projected sufficient revenue for this sector to recover certain costs. As a result of this recoverability test, we impaired capitalized costs related to our GreenCert agricultural software module by $3.7 million, of which $3.0 million was previously reflected in construction in progress and $736,000 in property plant and equipment in our consolidated balance sheet during the year ended December 31, 2010. However, we believe that the impact of the legislative uncertainty does not apply to the energy sector where we have concentrated most of our work since early 2010. GreenCert Energy is independent of any regulatory or legislative compliance requirements. As a result our cash flow projections related to our GreenCert Energy module are sufficient to cover costs already incurred and future anticipated costs.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(3) Restricted Cash Marketable Securities and Other Assets

        Included in restricted cash for the years ended December 31, 2010 and 2009 was $0 and $5.0 million related to cash collateral for our reclamation obligations. The liabilities associated with the reclamation liabilities are reflected in discontinued operations.

        In February 2009, we entered a reverse repurchase transaction for $1.8 million of our auction rate security which had a $2.0 million par value. In March 2009, we liquidated the auction rate security at $2 million, resulting in a gain of $200,000, which has been recorded in Other Income for the twelve months ended December 31, 2009.

        Included within other assets are deferred royalty costs, totaling $1.4 million as of December 31, 2010 and 2009; patents totaling $1.0 million and $1.1 million as of December 31, 2010 and 2009 respectively

        In 1996, we amended our agreement with Koppelman Ventures, LLC (successor to Edward Koppelman), which we refer to as Koppelman Ventures, to pay Koppelman Ventures 25% of worldwide licensing and royalty revenue received by us until reaching an aggregate amount of $75.2 million. Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology. Currently, there is $73.0 million remaining pursuant to the cap. We paid Mr. Koppelman a total of $500,000 pursuant to the agreement as a prepayment. The $500,000 has no specified expiration date and recognition is solely dependent upon the issuance of licenses. We are amortizing the $500,000 payment as license revenue is generated. In addition, Mr. Theodore Venners, our founder, is entitled to a 50% share of net royalties paid to Koppelman Ventures. Also, see discussion in Note 10—Commitments and Contingencies—K-Fuel Royalties and Other Rights. The deferred royalty costs associated with the issuances of licenses for K-Fuel represent the licensing fees paid to Koppelman Ventures. Such costs are amortized over the same period as the deferred revenue related to the underlying contracts.

(4) Assets and Liabilities Measured at Fair Value

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(4) Assets and Liabilities Measured at Fair Value (Continued)

  Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010

        The following table presents information about our net assets (liabilities) measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	—	—	$7
Put Warrant liability—October 2009 preferred stock transaction	$118	—	—	$118
Put Warrant liability—March 2010 preferred stock transaction	$395	—	—	$395
Put Warrant liability—January 2010 common stock offering	$459	—	—	$459

        The following table represents the change in fair value for the year ended December 31, 2010:

	Balance at December 31, 2009	Issuance	Unrealized (Loss) gain	Realized (loss)	Balance at December 31, 2010
	(in thousands)
2007 Notes embedded derivatives(1)	$7	—	—	—	$7
Put Warrant liability—October 2009 preferred stock transaction	$1,265	—	$1,147	—	$118
Put Warrant liability—March 2010 preferred stock transaction	—	$1,853	$1,458	—	$395
Put Warrant liability—January 2010 common stock offering	—	$3,434	$2,975	—	$459
2009 Notes embedded derivatives(1)	$705	—	—	$(213)	$—

(1)
The 2009 Notes embedded derivative write off was allocated on a percentage of cash used from the proceeds of the 2009 Notes to continuing operations and discontinued operations.

  Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of September 30, 2010, we were required to test our agricultural module, related to our GreenCert suite, for recoverability based on future cash flows. As a result of this recoverability test, we reduced the net book value of this module to zero by recording an impairment charge of $3.7 million. We estimated the fair value of the agricultural module based on a cash flow approach using significant unobservable inputs (Level 3).

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(4) Assets and Liabilities Measured at Fair Value (Continued)

  Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

        The following table presents information about our net assets measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability October 2009 preferred stock transaction	$1,265	—	—	$1,265
2009 Notes embedded derivatives	$705	$—	$—	$705

        The following table represents the change in fair value for the year ended December 31, 2009:

	Balance at December 31, 2008	Issuance	Settlement	Unrealized (Loss) gain	Realized gain	Balance at December 31, 2009
	(in thousands)
2007 Notes embedded derivatives(1)	$25	—	—	$(8)	—	$7
Auction rate securities(2)	$1,800	—	$2,000	—	$200	—
Put Warrant liability October 2009 preferred stock transaction(1)	—	$2,265	—	$1,000	—	$1,265
2009 Notes embedded derivatives	—	$1,705	—	$1,000	—	$705

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(4) Assets and Liabilities Measured at Fair Value (Continued)

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

        The following table represents the change in fair value for the year ended December 31, 2008:

	Balance at December 31, 2007	Transfers	Realized loss	Unrealized loss	Balance at December 31, 2008
	(in thousands)
Embedded derivatives	$1,470	—	$(511)	$(934)	$25
Auction Rate Securities	$—	$2,000	$—	$(200)	$1,800

(5) Accrued liabilities

        Accrued liabilities consist of:

	December 31,
	2010	2009
	(in thousands)
Employee-related	$431	$1,169
Accrued interest on the 2007 Notes and 2009 Notes	719	913
Services or goods received, not invoiced	1,138	3,656
Taxes, other than income taxes	79	281
Other	—	29

Total accrued liabilities	$2,367	$6,048

        Employee-related principally includes paid time-off and payroll. Services or goods received not invoiced primarily consist of goods and services rendered at our corporate headquarters and in the GreenCert operations. Taxes, other than income taxes, represent various accrued taxes including property, use and franchise taxes.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(6) Debt

2009 Notes

  Original Terms

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

        The outstanding principal balance was due and payable on the earliest of (i) December 20, 2009, (ii) the date all obligations and indebtedness are accelerated in accordance with the provisions under the purchase agreement, and (iii) a sale of the capital stock, or the assets secured, of Buckeye (the "Maturity Date"). Prior to the Maturity Date, a holder may elect to convert its 2009 Notes into a number of fully paid and non-assessable shares of Evergreen's common stock, par value $0.001 per share at the applicable conversion rate on any day up to and including the business day prior to the Maturity Date, subject to adjustment upon the occurrence of certain events. The initial conversion rate for the 2009 Notes was equivalent to a conversion price of $43.80 per share of our common stock.

        The 2009 Notes were secured by the assets of Buckeye pursuant to a security agreement dated as of March 20, 2009. The security agreement provided holder with a security interest in, but not limited to, all of Buckeye's property, equipment and fixtures, accounts, negotiable collateral, cash, and cash equivalents, subject to certain exceptions. The security interest created in the collateral was a first priority, subject to the permitted encumbrances provided in the security agreement, and such first priority security interest was perfected to the extent such security interest can be perfected by the filing of a financing statement. The security agreement also provided that on or before April 3, 2009, Buckeye shall deliver to holder a first priority mortgage on each fee interest in real property now or hereafter owned by Buckeye. Further, in order to induce holder to extend credit to the Companies, Evergreen Operations, LLC ("Evergreen Ops") entered into a pledge agreement with Investor dated March 20, 2009. The pledge agreement provided that Evergreen Ops would pledge to holder all of its

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(6) Debt (Continued)

common stock in Buckeye, and in an event of default, as defined in the purchase agreement, holder's rights under the pledge agreement include, but were not limited to, the right to vote the pledged shares, or transfer such shares, in whole or in part, into its or its nominee's name. The pledge agreement survived until our obligations are met and the purchase agreement was terminated.

        We incurred $4.4 million of debt issuance costs. We were amortizing the debt issuance costs over the term of the note. Debt issue costs were $2.1 million and $2.3 million for the periods ended December 31, 2010 and 2009, respectively.

  Derivatives

        We are required to adjust the conversion price upon the occurrence of a future issuance of stock or warrants at a price less than the 2009 Notes conversion price. This potential adjustment to the conversion price was concluded to be an embedded derivative that needed to be bifurcated for valuation purposes. We used a fair value modeling technique to value this derivative and recorded $1.7 million of short-term liability and a corresponding decrease in short-term debt in our consolidated balance sheet for the year ended December 31, 2009. Furthermore, we were required to fair value the derivative at each reporting period and, as a result, we recorded $705,000 and $1.0 million of other income during the years ended December 31, 2010 and 2009, respectively.

  Extension

        On December 21, 2009, we restructured and extended the terms of our 2009 Notes extending the maturity date to the earlier of the sale of Buckeye or June 30, 2010. As part of the restructuring, the stated principal amount was increased by $2.25 million representing the 15% exit fee, pursuant to the original terms of the 2009 Notes, as of that date, bringing the aggregate principal amount of 2009 Notes to $17.25 million. Interest shall be due and payable at maturity of the 2009 Notes and the rate remained 10% per annum. The restructuring agreement also retained an exit fee in the amount of 15% of the par value of the 2009 Notes upon the payment of the 2009 Notes.

        Per the terms of the restructured agreement, we were required to raise additional common equity on or before January 30, 2010, utilizing a portion of the proceeds to pay a $1.8 million cash extension fee due to our lenders. Additionally, we were required to execute a binding agreement for the sale of Buckeye on or before March 31, 2010. The failure to complete either of these items would be deemed to be an "Event of Default" under the terms of the 2009 Notes. In addition, the extension terms required us to raise additional common equity by January 15, 2010, or the repayment amount would be increased by $350,000. We incurred this additional $350,000 because our equity raise was consummated after January 15, 2010. On January 26, 2010, we raised approximately $8.7 million of gross proceeds from our registered direct offering and paid the $1.8 million extension fee. We were required to pay not less than 30% of the proceeds of any subsequent common equity offering to reduce the outstanding balance of the 2009 Notes. In March 2010, we paid $1.5 million reducing the principal balance with the funds received in our 2010 Preferred Stock transaction as further described in Note 7—Temporary Capital and Stockholders' Equity.

        On April 1, 2010, we closed the sale of Buckeye and repaid the outstanding notes, including accrued interest and fees, totaling $19.2 million. We recorded a loss on the early extinguishment of

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(6) Debt (Continued)

these notes totaling $3.7 million primarily related to the acceleration of debt issuances costs, the acceleration of exit fees and the write-off of our derivatives. In addition, pursuant to discontinued operations guidance, the interest expense for the 2009 Notes has been reflected in discontinued mining operations for the periods ended December 31, 2010 and 2009.

2007 Notes due 2012

        On July 30, 2007, we completed the sale of $95.0 million of our Convertible Secured Notes due 2012 ("2007 Notes") that were resold in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. During the year ended December 31, 2008, we entered into multiple individually negotiated agreements with certain existing noteholders to exchange $67.1 million in aggregate principal amount of the 2007 Notes, for an aggregate of 4.1 million shares of our common stock and $3.5 million in cash, which was paid on October 1, 2008. Further, we received the requisite consents to amend the indenture and in compliance with the terms and provisions of the indenture, we, each of the guarantors and the trustee, executed a supplemental indenture. The supplemental indenture amends the indenture to eliminate substantially all of the restrictive covenants, to release the security interests in the collateral securing the 2007 Notes, which included the release of $18.0 million of cash that was held in escrow and to make certain other conforming changes to the indenture. We closed all transactions and issued all the shares by December 2008, except for a portion of one of the transactions. During the year ended December 31, 2009, we closed the remaining portion of this transaction and issued an aggregate of 775,000 shares, representing $12.5 million in aggregate principal amount of the 2007 Notes.

        During the year ended December 31, 2009, we issued an additional 28,000 shares pursuant to another individually negotiated agreement, representing $500,000 principal amount of the 2007 Notes. Furthermore, during the year ended December 31, 2010 we entered into two individually negotiated agreements with certain existing noteholders to exchange $5.8 million in aggregate principal amount for an aggregate of 2.0 million shares of our common stock.

        Prior to each exchange of 2007 Notes for common stock, each of the converting noteholders agreed to release each guarantee issued pursuant to the indenture with respect to such 2007 Notes being exchanged such that, at the time of each exchange, such 2007 Notes being exchanged were not guaranteed securities and were solely securities of Evergreen Energy. We recognized $2.9 million, $167,000 and $6.1 million gain, after reduction for transaction costs and the non-cash write off of debt issue costs and related embedded derivatives associated with these exchange transactions for the periods ended December 31, 2010, 2009 and 2008, respectively.

        We pay interest semi-annually at a rate of 8.00% per annum, due on February 1 and August 1 of each year, beginning on February 1, 2008. The 2007 Notes mature on August 1, 2012.

        Holders may convert their 2007 Notes into a number of shares of common stock or cash or a combination thereof, at our option, at the applicable conversion rate on any day up to and including the business day prior to the maturity date. The initial conversion rate for the 2007 Notes is 190.4762 shares of our common stock per $1,000 principal amount of 2007 Notes, equivalent to a conversion price of approximately $63.00 per share, subject to adjustment upon the occurrence of certain events. If we undergo certain fundamental changes, as defined in the indenture, the holders of the 2007 Notes

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(6) Debt (Continued)

may require us to repurchase the 2007 Notes in cash at 100% of the principal amount plus any accrued and unpaid interest. Additionally, upon a fundamental change, the holders, if they elect to convert, could receive a conversion rate adjustment that will require us to increase the number of shares based on our stock price and the passage of time.

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

        If the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least the conversion price, or the reduced interest rate threshold, then the initial interest rate will be permanently decreased to 5.00%. In addition, if the closing price of our common stock for at least 20 trading days in any 30 consecutive trading day period is at least 130% of the then applicable conversion price, or the collateral release threshold, then the security will be released, and the 2007 Notes will become automatically subordinated. At such time as the security is released, we may redeem the 2007 Notes at a redemption price payable in cash equal to 100% of the principal amount, plus any accrued and unpaid interest and an additional "coupon make whole payment." The "coupon make-whole" amount per $1,000 principal amount of 2007 Notes will be equal to the present value of all remaining scheduled payments of interest on each 2007 Note to be redeemed through the maturity date. The provisions relating to the collateral release threshold have been amended by the supplemental indenture as described above. See Note 16—Subsequent Events and Note 10—Commitments and Contingencies for further detail of our settlement.

        We incurred $6.0 million of debt issuance costs relating to our 2007 Notes offering. We are amortizing the debt issuance costs using the effective interest rate method over the life of our debt. The portion of the debt issue costs related to the debt exchanged for equity were written-off by reducing the gain. Debt issue costs were $512,000, $1.0 million and $1.3 million as of December 31, 2010, 2009 and 2008, respectively.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(6) Debt (Continued)

  Derivatives

        At issuance, we evaluated the 2007 Notes and concluded that our conversion adjustment upon the occurrence of a fundamental change is an embedded derivative that needed to be bifurcated for valuation purposes. Additionally, we have concluded that the potential decrease in our interest rate based on our common stock price is also an embedded derivative that needed to be bifurcated. Both of these derivatives were determined to not be clearly and closely related to the host instrument. We used a fair value modeling technique to value these derivatives and recorded $3.2 million of long-term assets and a corresponding increase in long-term debt in our consolidated balance sheets at the date of issue of the 2007 Notes. Furthermore, we are required to fair value these derivatives at each reporting period and, as a result, we recorded $0, $8,000 and $934,000 of other expense during the years ended December 31, 2010, 2009, and 2008 by decreasing the net derivative assets contained within other long-term assets to $6,000, $6,000 and $25,000 in our consolidated balance sheet at December 31, 2010, 2009 and 2008 respectively.

Interest on all debt

        We paid $7.4 million, $3.7 million, and $7.2 million of interest for the years ended December 31, 2010, 2009 and 2008, respectively. We capitalized $536,000, $1.0 million, and $761,000 of interest for the years ended December 31, 2010, 2009 and 2008, respectively.

(7) Temporary Capital and Stockholders' Equity

        Effective August 20, 2010, following the approval of the proposed reverse stock split at the Annual meeting of the Shareholders, our Board of Directors approved a 1 for 12 reverse stock split of our common stock. As a result of the reverse stock split, every 12 shares of our common stock issued and outstanding on August 20, 2010 were combined into one share of common stock. The reverse stock split did not change the authorized number of shares or the par value of our common stock. No fractional shares were issued in connection with the reverse stock split. If, as a result of the reverse stock split, a stockholder would otherwise hold a fractional share, the number of shares received by such stockholder was rounded up to the next whole number. All share and per share amounts in the accompanying financial statements have been retstated to give effect to the reverse stock split.

  2010 Convertible Preferred Stock

        On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we agreed to sell an aggregate of 9,312.5 shares of our Series C Preferred Stock, or "2010 Preferred Stock" and warrants to purchase 1,041,667 shares of common stock to such investors for gross proceeds of approximately $9.3 million.

        Each share of preferred stock has a stated value of $1,000 per share. The 2010 Preferred Stock is convertible into the number of shares of common stock, $.001 par value determined by dividing the stated value of the preferred stock by the conversion price per share of $4.47. The conversion price is subject to certain adjustments for stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The 2010 Preferred Stock accrues dividends at the rate of 9.261% per annum, payable semi-annually on June 30 and December 31, commencing on June 30, 2010 and on

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(7) Temporary Capital and Stockholders' Equity (Continued)

each conversion date until March 16, 2015. The Certificate of Designation includes a provision under which we have deposited with an escrow agent $4,312,500 of the gross proceeds of the offering. If the 2010 Preferred Stock is converted prior to March 16, 2015, the escrow amount would be paid to the holders, upon conversion, in an amount equal to $463.09 per $1,000 of stated value converted, less the amount of dividends paid prior to the conversion date. Subject to certain ownership limitations, the warrants are immediately exercisable for a five year period after closing at an exercise price of $3.72 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. In March 2010, 9,311.5 shares of the 2010 Preferred Stock were converted into common shares, and as of December 31, 2010, one share of 2010 Preferred Stock was outstanding. The net proceeds from the above registered direct public offering, after deducting placement agent fees and our estimated offering expenses and amounts placed in escrow, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, were $4.5 million.

        The detachable warrants issued with the 2010 Preferred Stock agreement contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $1.9 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liability at each reporting period and, as a result, we recorded $1.5 million of other income during the year ended December 31, 2010.

  2010 Common Stock Offering

        On January 26, 2010, we consummated a registered direct public offering of common stock and raised gross proceeds of approximately $8.8 million. The securities were offered pursuant to a shelf registration statement on Form S-3 that was previously declared effective by the Securities and Exchange Commission (SEC) on January 19, 2010. In total, we sold an aggregate of 2,436,389 shares of our common stock and warrants to purchase 1,218,194 shares of our common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 of a share of common stock. The purchase price per unit was $3.60. Subject to certain ownership limitations, the warrants are exercisable commencing six months following the closing date of the offering and for a five year period thereafter at an exercise price of $4.63. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The net proceeds to us from this registered direct public offering, after deducting placement agent fees and our estimated offering expenses, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, are $8.0 million.

        The detachable warrants issued in the common stock offering contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $3.4 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liabilities at each reporting

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(7) Temporary Capital and Stockholders' Equity (Continued)

period and, as a result, we recorded $2.9 million of other income during the year ended December 31, 2010.

  2009 Convertible Preferred Stock

        On October 21, 2009, we completed the sale of an aggregate offering price of $6,973,380 of Series B Convertible preferred stock, or "2009 preferred stock" and detachable warrants. The 2009 Preferred Stock accrues dividends at the rate of 5.66% per annum, payable semi-annually on June 30 and December 31, commencing on December 31, 2009 and on each conversion date until October 21, 2014. Each share of 2009 Preferred Stock has a stated value of $1,000 per share. The 2009 Preferred Stock is convertible into the number of shares of common stock, $.001 par value determined by dividing the stated value of the preferred stock by the conversion price per share. The conversion price per share is $7.23, subject to adjustment under certain circumstances, including events of default under the 2009 Preferred Stock. Upon an event of default, the holders of the 2009 Preferred Stock may require us to redeem the preferred stock at an amount equal to, at a minimum, 130% of the stated value. The certificate of designation includes a provision under which we deposited with an escrow agent $1,973,380 of the gross proceeds of the offering. If the 2009 Preferred Stock was converted prior to October 21, 2014, the escrow amount will be used to pay to the holder, upon conversion, an amount equal to $282.99 per $1,000 of stated value converted, less the amount of dividends paid prior to the conversion date. All but two of the 2009 Preferred Shares were converted to common stock in the fourth quarter of 2009 and substantially all the escrow deposit was paid to the holders as a dividend. Upon the conversion of the preferred shares, we issued 964,284 shares of our common stock. The warrants are exercisable for an aggregate of 482,253 shares of common stock, at an exercise price of $7.78 per share, subject to certain adjustments. The warrants are exercisable immediately and have a term of exercise equal to five years. The warrants are not redeemable by us. On February 14, 2011, one share of the 2009 Preferred Stock was converted into 139 shares of our common stock.

        The detachable warrants issued with the 2009 Preferred Stock agreement contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to value this put warrant liability and recorded $2.3 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to fair value this put warrant liability at each reporting period and, as a result, we recorded $1.1 million and $1.0 million of other income during the years ended December 31, 2010 and 2009, respectively. On February 14, 2011 321,502 warrants were converted into 321,502 shares of our common stock at a reduced exercise price of $3.20. per share.

  Stockholder Rights

        On December 4, 2008, we entered into a rights agreement. In connection with the adoption of the rights agreement, on December 2, 2008, the Board of Directors declared a dividend distribution of one right ("Right") for each outstanding share of our common stock on December 19, 2008. The Rights generally become exercisable only in the event that an acquiring party accumulates 15% or more of our outstanding common stock. Each Right, when exercisable, entitles the registered holder to purchase one-thousandth of one share of Series A Junior Participating Preferred Stock ("Series A Preferred

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(7) Temporary Capital and Stockholders' Equity (Continued)

Stock") at a price of $4.00 per one-thousandth share (the "Purchase Price"), subject to adjustment. If this were to occur, subject to certain exceptions, each Right (except for the Rights held by the acquiring party) would allow its holder to purchase common stock with a value equal to twice the exercise price of the Right. In the event that, after an acquiring party has accumulated 15% or more of our outstanding common stock, we are acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each unexercised Right (except for the Rights held by the acquiring party) would thereafter allow its holder to purchase stock of the acquiring company (or our common stock if it is the surviving company to the transaction) with a value equal to twice the purchase price of the Right. If the Rights were fully exercised, the shares issued would cause substantial dilution to the acquiring party or the shareholders of the acquiring company. The Rights Agreement provides a period of time during which we may redeem the Rights, in whole, but not in part, at a price of $0.001 per Right, such that this period will end on the earlier of (i) the tenth business day following the date a person or group becomes the beneficial owner of 15% or more of the common stock or (ii) the final expiration date of the Rights, which is December 19, 2018.

        On January 26, 2011, we and our transfer agent, Interwest Transfer Company, Inc. executed an amendment to the Rights Agreement. The amendment clarifies that stockholders who become beneficial owners of more than 15% of the outstanding shares of our common stock as a result of their participation in an Approved Financing Transaction, will not be considered Acquiring Persons for purposes of the Rights Agreement. An "Approved Financing Transaction" is a financing transaction at a price equal to or above the current market price for the common stock on the date of the closing of such transaction, provided the transaction has been approved by not less than two-thirds of our continuing independent directors.

  Investor Rights

        During 2002, we entered into a series of transactions with three investor groups whereby we issued a total of 566,667 shares of our common stock and 1.2 million warrants. The investors have certain rights pursuant to an investor rights agreement, including the right for one group to select two persons to serve on our Board of Directors. As of December 31, 2010, these two positions were not filled. This provision remains in force until the investors hold less than 33,334 shares of our common stock. During 2005, we renegotiated the investor rights agreement executed in connection with the issuance of the shares in 2002 to provide us greater flexibility in constructing and operating plants. Subsequent to the renegotiation, we and the investors have the following rights:

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(7) Temporary Capital and Stockholders' Equity (Continued)

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

(8) Stock Options, Stock Grants and Employee Benefit Plans

        We have six qualified stock plans, under which 3.3 million shares were reserved and 1.6 million shares are available for grant as of December 31, 2010. Pursuant to these plans we granted stock options, restricted stock and stock appreciation rights to directors, employees and outside consultants. All but one of the five qualified plans has been registered with the Securities and Exchange Commission. We have also issued stock related to various compensation and fee agreements with certain employees that were not issued from our six plans. These grants were made pursuant to certain stock exchange rules. The non-plan awards are generally registered with other registration statements that we periodically file. The six qualified stock plans and the non-plan awards are collectively referred to as "the plans."

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

        Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that are ultimately expected to vest, assuming estimated forfeitures at the time of grant. Historically, the majority of option grants outstanding were to executives, consultants and to our founder. We have estimated the forfeiture rate on each of these grantee groups based upon historical data. In the fourth quarter of 2005, we started granting restricted shares to non-executive employees. We have based the forfeiture rate for this grantee group on the historical data of the executives, as we do not have sufficient historical data for non-executive employees. Lastly, during the fourth quarter of 2005, we granted restricted stock awards to certain of our executive officers, as further described below, which contain accelerated vesting provisions. Our estimate of forfeitures for these grants is that they all will vest and, as a result, we have not reduced our expense by estimated forfeitures. Total non-cash compensation expense was $3.6 million, $5.7 million and $6.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, which are primarily reflected in general and administrative expenses.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(8) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

  Stock options

        The following table summarizes the assumptions used to value stock options granted in 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Weighted-average:
Risk free interest rate	1.65%	2.28%	3.11%
Expected option life (years)	3.00	6.04	8.4
Expected volatility	101%	88%	72%
Expected dividends	None	None	None

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

        On June 24, 2009, the Board of Directors appointed Thomas H. Stoner, Jr. as President and Chief Executive Officer. In connection with his employment, Mr. Stoner was granted options to purchase 41,667 shares of common stock at an exercise price of $11.52 per share. The options fully vested on June 24, 2009 and expire on June 24, 2014. All of the options are considered inducement options as defined by the NYSE Arca and are not issued pursuant to a plan.

        Stock options granted under the plans to employees generally vest from three to five years from the grant date until fully vested and generally expire ten years from grant date. Stock options granted to directors usually vest 100% on date of grant and expire three years from the date of grant. All of the stock options granted during the three years ended December 31, 2010, 2009, and 2008, were at exercise prices that were equal to or greater than the fair market value of our common stock on the

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(8) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

date of grant. The following table summarizes our stock option activity, including both plan and non-plan options, for the three-year period ended December 31, 2010:

	Years Ended December 31,
	2010		2009		2008
	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share	Total	Weighted- Average Exercise Price Per Share
	(shares in thousands)
Outstanding, beginning of period	258	$38.40	241	$90.12	227	$111.12
Granted	16	5.40	177	10.44	74	21.60
Exercised	—	—	—	—	—	—
Expired and forfeited	(99)	22.67	(160)	85.56	(60)	87.60

Outstanding, end of period	175	$43.95	258	$38.40	241	$90.12

Options exercisable and options expected to vest as of December 31, 2010	174	$44.07

Options exercisable, end of period	159	$46.88

        Plan and non-plan stock options outstanding and exercisable as of December 31, 2010 are summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.01 - $32.80	140	3.6	$10.79	123	$10.15
$32.81 - $65.60	—	—	—	—	—
$65.61 - $98.40	2	0.7	91.63	2	91.63
$98.41 - $131.20	4	0.7	100.08	4	100.08
$131.21 - $164.00	4	1.0	154.56	4	154.56
$164.01 - $199.00	25	1.2	198.36	26	198.36

	175			159

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(8) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        The following table summarizes the fair value of our stock option activity, including both plan and non-plan options, for non-vested option shares during the year ended December 31, 2010:

	Total	Weighted- Average Grant Date Fair Value
	(shares in thousands)
Non-vested, beginning of period	59	$31.32
Granted	16	5.40
Vested	(40)	34.46
Expired and forfeited	(19)	17.33

Non-vested, end of period	16	$15.64

        The total intrinsic value of options exercised is the difference between the exercise price of the option and the closing price of our common stock on the exercise date. No options were exercised during the years ended December 31, 2010, 2009 or 2008.

        The aggregate intrinsic value of stock options is the difference between our closing stock price on December 31, 2010 and the exercise price multiplied by the number of options. The majority of our outstanding options, exercisable options and exercisable and expected to vest options had exercise prices greater than the closing price of our common stock at December 31, 2010. As a result, the options had no aggregate intrinsic value at December 31, 2010.

	Years Ended December 31,
	2010	2009	2008
	(in thousands except per share amounts)
Weighted average per share grant date fair value	$5.40	$10.44	$21.60
Total fair value	$1,366	$3,747	$2,912
Total unrecognized compensation expense	$67

        Total unrecognized compensation expense is expected to be recognized over a weighted average period of 0.5 years.

  Restricted Stock

        Restricted stock grants to certain executive officers contain accelerated vesting criteria and are more fully described below. Restricted stock awards to employees under the plans contain time and performance or market vesting criteria. These grants usually vest over a three to five year period with 20% to 33% vesting each year, if the agreed upon performance criteria have been achieved, if applicable.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(8) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        The following table summarizes our restricted stock grant activity for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Outstanding, beginning of period	399	144	168
Granted	1,223	354	23
Vested	(236)	(55)	(33)
Expired and forfeited	(119)	(44)	(14)

Outstanding, end of the period	1,267	399	144

Outstanding and expected to vest as of December 31, 2010	771

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except for per share amount)
Aggregate intrinsic value outstanding	$823	$136	$40
Aggregate intrinsic value expected to vest	$501	$135	$34
Weighted-average remaining vesting term	1.0 years	2.4 years	3.4 years
Weighted-average grant date fair value	$1.45	$0.48	$1.38

        The fair value of restricted stock is calculated by multiplying the number of restricted shares by the closing price of our common stock on December 31 of each year. The total fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008 were $223,000, $558,000, and $687,000, respectively.

        As of December 31, 2010, total unrecognized compensation expense related to outstanding restricted stock grants is $2.1 million. This expense is expected to be recognized over a weighted-average period of 1.0 years.

        During the third quarter of 2010, we granted 812,500 shares of restricted stock to our Executive Officers. The restricted stock vesting is subject to the attainment of certain market conditions and assuming continuous employment. All of these restricted shares were issued from one of our approved plans, as follows:

  •
  270,833 vest upon the achievement of a twelve month positive cash forecast;

  •
  270,833 upon the attainment of an average closing stock price of $2.25 or higher for all trading days within a 60 day consecutive calendar period;

  •
  135,417 upon the attainment of an average closing stock price of $3.00 or higher for all trading days within a 60 day consecutive calendar period; and

  •
  135,417 upon the attainment of an average closing stock price of $3.75 or higher for all trading days within a 60 day consecutive calendar period.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(8) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

        During the second quarter of 2009, we granted 250,000 shares of restricted stock to our current Chief Executive Officer. The restricted stock vesting is subject to the attainment of certain market conditions and assuming continuous employment. All of these restricted shares are considered inducement options as defined by the NYSE Arca and are not issued pursuant to a plan, as follows:

  •
  83,333 shares of common stock upon an increase in the closing price of our common stock to $18.00 or higher for all trading days within any sixty consecutive calendar day period;

  •
  41,667 shares of common stock upon an increase in the closing price of our common stock to $24.00 or higher for all trading days within any sixty consecutive calendar day period;

  •
  41,667 shares of common stock upon an increase in the closing price of our common stock to $30.00 or higher for all trading days within any sixty consecutive calendar day period;

  •
  41,667 shares of common stock upon an increase in the closing price of our common stock to $36.00 or higher for all trading days within any sixty consecutive calendar day period;

  •
  41,667 shares of common stock upon an increase in the closing price of our common stock to $48.00 or higher for all trading days within any sixty consecutive calendar day period.

        Furthermore during the fourth quarter of 2009, we granted our former President and Chief Operating Officer 70,833 shares of restricted stock from one of our plans. The restricted stock vesting was subject to the attainment of certain market conditions and assuming continuous employment. Upon the execution of a separation agreement in the third quarter of 2010, the restricted shares never vested and were forfeited, the cumulative non-cash compensation expense recorded since 2009 was reversed during the year ended December 31, 2010. This reversal of non-cash compensation totaled $42,000.

        During the fourth quarter of 2005, we granted 166,667 shares of restricted stock to three of our then-executive officers.

        On July 22, 2009, one of the executive officers referred to above transitioned his officer positions and board seat to our current chief executive officer. As a result, 50,000 of the former officer's shares fully vested in March 2010. Pursuant to the agreement, we accelerated the vesting of the restricted stock grant and recorded $1.6 million and $3.3 million of non-cash compensation for the year ended December 31, 2010 and 2009, respectively.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(8) Stock Options, Stock Grants and Employee Benefit Plans (Continued)

  Employee Stock Purchase Plan

        During the third quarter of 2005 the establishment of an Employee Stock Purchase Plan was approved. We have reserved 8,333 shares of our common stock that are eligible for issuance to employees. Until June 30, 2006, employees were able contribute to the plan, subject to certain maximum contributions, and be eligible for a discount on the lower of the November 1, 2005 or on June 30, 2006 closing price, the first purchase date pursuant to the plan. After June 30, 2006, our employees are eligible for monthly purchases at the month end market price less a 15% discount that we contribute for our employees.

(9) Warrants

        Associated with various financing and other transactions and professional service agreements, we have issued transferable warrants to purchase common stock, which generally immediately vest. The following table summarizes the outstanding warrant activity for years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares	Number of Potentially Exercisable Shares
	(in thousands, except for price per share)
Outstanding, beginning of period	1,405	602	608
Granted	3,769	803	—
Exercised	—	—	(1)
Expired and cancelled	—	—	(5)

Outstanding, end of period	5,174	1,405	602
Expiration	2011 - 2015	2010 - 2015	2010
Weighted average exercise price per share	$7.17	$21.00	$33.00

        In addition to the table above, we have entered into an Advisory Agreement with a third party dated March 23, 2009. Pursuant to the terms of the agreement, we have agreed to issue, as a success fee, warrants to purchase up to 208,333 shares of common stock as follows: (i) 104,167 warrants will be issued upon the execution of a definitive agreement to construct a plant utilizing our K-Fuel technology, and (ii) 104,167 warrants will be issued upon the commencement of the construction of the plant utilizing our K-Fuel technology. The exercise price of the warrants will be the volume weighted average of the daily per share closing price the common stock for the six month period ending on the date of the execution of a letter of intent, memorandum of understanding or a public statement which results in a definitive agreement to build a plant. The warrants will be immediately exercisable and will have a five-year term from the date of grant.

        The table above includes warrants further described in Note 13—Related Party Transactions. On January 2, 2011, our Board of Directors, upon the recommendation of the Corporate Governance and Nominating Committee, appointed Ilyas Khan to the Board of Directors as Executive Chairman. In connection with Mr. Khan's election, we became party to a Professional Services Agreement ("PSA")

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(9) Warrants (Continued)

with Crosby Special Situations Fund ("CSSF") effective December 31, 2010, which is a related party. Pursuant to the PSA, we will compensate CSSF through the issuance of warrants to purchase an aggregate of 1,238,150 shares of common stock, with the following exercise prices: 495,540 shares at $.65 per share; 371,655 shares at $.98 per share; 185,828 shares at $1.14 per share; and 185,828 shares at $1.46 per share. See Note 13—Related Party Transactions for further discussion.

(10) Commitments and Contingencies

Payment Obligations

        The following table summarizes our future commitments as of December 31, 2010:

	Payments due by period
	2011	2012	2013	2014	2015	Thereafter	Total
	(in thousands)
Operating leases	$663	$652	$641	$657	$673	$1,028	$4,314
Consulting and service commitments	500	500	10,500	500	500	500	13,000
Long-term debt	1,724	23,279	—	—	—	—	25,003

Total commitments	$2,887	$24,431	$11,141	$1,157	$1,173	$1,528	$42,317

        This table does not include accounts payable, accrued liabilities, or asset retirement obligations, which are reported in our December 31, 2010 consolidated balance sheet. We generally have not included any obligation in which either party has the right to terminate except as discussed below. Additionally, we have not included K-Fuel royalty payments, as we cannot presently determine when such payments will be made as such payments are based upon our receipt of cash for licensing and royalties.

        We are obligated under non-cancelable operating leases with initial terms exceeding one year relating to office space. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $1.0 million, $1.2 million, and $1.1 million, respectively.

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

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(10) Commitments and Contingencies (Continued)

        Long-term debt includes our principal amount due 2012 and the 8% interest payments. See Note 16—Litigations below for further details related to the contingent settlement and retirement of a portion of these notes.

        While our former investment banking firm may claim that we owe them up to $1.0 million related to the sale of Buckeye, we do not believe that this fee is payable due to the lack of the counterparties meeting certain performance and contractual criteria. If a claim is made for this contingent payment, we intend to vigorously dispute this claim. This potential obligation is not included in the table above.

Litigation

2007 Notes Litigation

        Subsequent to the closing of the sale to Rosebud Mining Company (under the Asset Purchase Agreement, dated March 12, 2010, the "Rosebud Agreement") of certain assets of our Buckeye Industrial Mining Co. subsidiary ("Buckeye") and certain assets of Evergreen Energy Inc. and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes (the "2009 Noteholders"), in a case denominated: AQR Absolute Return Master Account L.P., et al., v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH) (the "Litigation"). Evergreen was subsequently added as a defendant in the action. In the litigation, plaintiffs sought: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover "for Buckeye's benefit" certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes); and (iii) to appoint a receiver to take control of Buckeye's assets.

        In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the assertion of such defenses constituted an Event of Default under the 2007 Note Indenture. In response, we filed a counterclaim in the Litigation naming those plaintiffs as counterclaim defendants. The counterclaim asserts lender liability and other tort claims in connection with the counterclaim defendants' conduct. The counterclaim also seeks a declaratory judgment that the defenses raised do not constitute an Event of Default under the 2007 Notes Indenture and the recovery of monetary damages related to the counterclaim defendants' wrongful conduct in asserting the Event of Default.

        The Court initially issued an ex parte temporary restraining order limiting the Company's ability to utilize, for working capital or other purposes, the portion of the proceeds which Evergreen received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses). However, on June 8, 2010, the Court issued a ruling in our favor lifting the temporary restraining order and rejecting the plaintiff's request for a further injunction on the use of these funds as well as the use, upon release by the State of Ohio Department of Environmental Quality, of $5.0 million collateralizing certain environmental reclamation bonds. In its ruling, the Court stated, "The notes have never been in default, the interest has been paid on time and the principal is not due until 2012." Although the Court has issued a ruling in our favor with respect to the portion of the Complaint requesting a preliminary injunction, the remaining claims have not been fully resolved, and the Litigation is continuing. On August 31, 2010, US Bank National Association, in its capacity as

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(10) Commitments and Contingencies (Continued)

Trustee for the 2007 Notes, moved to intervene in the Litigation citing, among other things, its interest in a legal determination of whether the 2007 Notes are in default. To date, the Court has not ruled upon the US Bank motion.

        On February 1, 2011, Evergreen and Buckeye entered into a Forbearance and Settlement Agreement (the "Settlement Agreement") with certain holders of the 2007 Notes (the "Settling 2007 Noteholders") and the 2009 Noteholders. The Settlement Agreement provides for the direct redemption of approximately $14.1 million in aggregate face value of 2007 Notes currently held by the Settling 2007 Noteholders by us, in exchange for the following: (i) the payment of approximately $6.76 million in cash to the; Settling 2007 Noteholders; and (ii) the issuance of warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our common stock at an exercise price of $7.20 per share. The Settlement Agreement also provides for the 2009 Noteholders to purchase $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million, which we will redeem as further described below. Of the approximately $6.76 million in cash payments, it is anticipated that $2 million will come from the escrow established at the time of the sale of Buckeye, which is scheduled to be released in April 2011. Evergreen and Buckeye have assigned to and granted a security interest in favor of the Settling 2007 Noteholders in up to $2 million of proceeds.

        The Settlement Agreement provides for the initial transfer of consideration by us starting with the signature date and running through the final transfer of consideration among the parties on a date to be determined (the "Final Settlement Date") but no less than approximately 95 days and no more than approximately 140 days following February 1, 2011. If, prior to the Final Settlement Date, an Event of Default (as defined in the 2007 Indenture) occurs for which a notice of acceleration has not been previously transmitted to the 2007 Trustee other than the delisting of Evergreen from the NYSE Arca Exchange, a bankruptcy petition is filed by or against Evergreen or any of the subsidiary guarantors of the 2007 Notes which is not cured within specified time limits, or we defaults on any of our obligation set forth in the Settlement Agreement or certain other agreements underlying the Settlement Agreement, then the Settling 2007 Noteholders will have the option of retaining the property which has been transferred to them by us up to the complete consideration we are obligated to transfer under the Settlement Agreement without further obligation to transfer their 2007 Notes. Exercising such an option would relieve the 2009 Noteholders of their obligations under the Settlement Agreement and would prevent us from redeeming the 2007 Notes held by Settling 2007 Noteholders according to the terms set forth in the Settlement Agreement. Should this occur, whatever property we have transferred to the Settling 2007 Noteholders as a part of the Settlement Agreement will be retained by them and set off against the obligations owed to them byEvergreen, except that the initial payment of $1.45 million would be treated as a forbearance fee. The Settlement Agreement includes the exchange of releases among and between the various parties as well as the dismissal of the Litigation which is now pending. Upon satisfaction of all obligations pursuant to the Settlement Agreement, the 2007 Notes Litigation will be resolved.

        As described above, the 2009 Noteholders will be purchasing $3.2 million of 2007 Notes on the Final Settlement Date from the Settling 2007 Noteholders. Contemporaneously with execution of the Settlement Agreement, we have entered into an agreement with the 2009 Noteholders to replace the $3.2 million of 2007 Notes on the Final Settlement Date with a new convertible note with the following terms: (i) a principal amount of $1.55 million; (ii) one year term commencing with the Final Settlement

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(10) Commitments and Contingencies (Continued)

Date; (iii) a stated interest rate of 7% per annum; and (iv) a convertibility feature under which the note is convertible at any time after the Final Settlement Date until payment in full at the holder's option into our common stock at a conversion price equal to the market value of the shares on the Final Settlement Date. At the same time we will also issue warrants for the purchase of up to 200,000 shares of our common stock at an exercise price equal to the at the market value of the shares issued on the Final Settlement Date. The date of issuance of the convertible note and warrants to the 2009 Noteholders will be the Final Settlement Date and the issuance of the convertible note is contingent upon the occurrence of a Final Settlement Date.

  New Coal Holdings Litigation

        On April 2, 2010, Evergreen and Buckeye filed suit in the United States District Court for the Northern District of Ohio naming as defendants New Coal Holdings LLC and New Coal Holdings Inc. The action is captioned, Buckeye Industrial Mining Co. et al., v. New Coal Holdings LLC, et al., Case No. 4:10-cv-00699-JRA (N.D. Ohio). The action arises out of an agreement between the parties concerning the possible acquisition of Buckeye or its assets. On December 9, 2010, the parties entered into a settlement agreement resulting in the dismissal of the New Coal Holdings Litigation on December 15, 2010. Per the settlement agreement, we paid New Coal Holding $425,000.

C-Lock, Inc. Arbitration

        On June 11, 2010, C-Lock Inc. filed a Demand for Arbitration and Complaint captioned C-Lock Inc. v. C-Lock Technology Inc. (JAMS Arbitration No. 11931). Our subsidiary, C-Lock Technology, Inc. previously entered into an Exclusive Patent Sublicense Agreement with C-Lock Inc. whereby C-Lock Inc. granted to C-Lock Technology an exclusive sublicense of certain patent rights in order to develop and commercialize such rights. The complaint alleges claims for breach of contract and breach of the covenant of good faith and fair dealing and seeks an unspecified amount of money damages and termination of the Sublicense Agreement. C-Lock Technology filed counterclaims against C-Lock Inc. alleging fraud, breach of the covenant of good faith and fair dealing and unjust enrichment. The counterclaims are based on C-Lock Inc.'s acceptance of a $500,000 royalty payment (called for by the Sublicense) under false pretenses. We plan to prosecute our affirmative claims and believe we have meritorious defenses to the claims made against us.

C-Lock Technology, Inc./Evergreen Energy Inc. v. C-Lock Inc. et al.

        On December 14, 2010, the Company filed suit against C-Lock Inc. and two of our former employees, Dr. Patrick Zimmerman and Scott Zimmerman, in Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock, Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado). Dr. Patrick Zimmerman and his son Scott Zimmerman were former high ranking employees of our subsidiary, C-Lock Technology, Inc. the Zimmermans (and their company, C-Lock, Inc.) breached their fiduciary duty to us. Additionally, the complaint alleges that they misappropriated trade secrets and corporate assets to include filing a patent that was incomplete as to proper inventorship.

        The Complaint states claims for: (i) declaratory judgment (relating to the improperly filed patent); (ii) breach of fiduciary duty; (iii) misappropriation of trade secrets; (iv) misappropriation of corporate

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(10) Commitments and Contingencies (Continued)

assets; (v) breach of contract; (vi) aiding and abetting breach of fiduciary duty and duty of loyalty; (vii) civil conspiracy; and (viii) unjust enrichment. We believe we have meritorious claims and intend to vigorously prosecute them.

C-Lock Technology, Inc. Employee Litigation

        In 2010, two former employees, Vince Cook and Jim Bitonti brought suit against the Company and several directors in Denver District Court. Each employee received shares of stock of a subsidiary, C-Lock Technology, Inc. as part of their compensation. When they left their employment, the Company notified them that it intended to repurchase the shares at fair market value pursuant to the share award agreement. The plaintiffs claim that the Company had no authority to purchase their shares and failed to pay them fair market value. We believe we have meritorious defenses to the claims and intend to defend ourselves vigorously in the action.

  K-Fuel Royalties and Other Rights

        We owe royalty payments to parties related to certain rights that support our patents and our proprietary technology, primarily related to Koppelman Ventures. As described in further detail in Note 3—Restricted Cash and Other Assets.

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

  •
  As described in further detail in Note 7—Temporary Capital and Stockholders' Equity, certain investors have the right to, among other things, develop or participate in the greater of K-Fuel commercial projects with an annual output capacity of 50 million tons per year or six commercial projects, subject to certain qualifications.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(11) Segments

        Our business lines include the Technology segment and the GreenCert segment. The Technology segment is comprised of all operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, and activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our GreenCert segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. The GreenCert segment represents the operations of our GreenCert software suite, which focuses on providing power generators with operational intelligence; analytics to identify fuel and operational efficiency; and address new regulatory pressures regarding environmental emissions. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker. As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our consolidated financial statements. Note that prior year amounts of corporate allocations were not restated due to the discontinued operations treatment. As a result, these allocated costs have significantly increased in our remaining segments, most notably in our Technology and GreenCert segments when compared to 2009. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	For The Year Ended December 31, 2010
	GreenCert	Technology	Total
Operating revenues:
GreenCert licensing	$403	$—	$403

Total segment revenue	403	—	403
Operating expenses:
General and administrative	4,050	10,844	14,894

Total segment operating expense:	4,050	10,844	14,894
Segment operating loss	$(3,647)	$(10,844)	$(14,491)

Total assets	$2,773	$16,755	$19,528

Reconciliation to net loss:
Total segment operating (loss) Income			$(14,491)
Corporate costs no longer allocated to discontinued operations			(164)
Depreciation and Amortization			(1,678)
Research and development			(888)
Impairment			(3,684)
Other income (expense), net			4,615
Loss from discontinued operations			(4,732)
Net loss attributable to noncontrolling interest			676

Net loss attributable to Evergreen Energy Inc.			$(20,346)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(11) Segments (Continued)

	For The Year Ended December 31, 2009
	GreenCert	Technology	Total
Operating revenues:
Consulting and other	$423	$—	$423

Total segment revenue	423	—	423
Operating expenses:
General and administrative	9,037	14,488	23,525

Total segment operating expense:	9,037	14,488	23,525
Segment operating loss	$(8,614)	$(14,488)	$(23,102)

Total assets	$7,489	$30,190	$37,679

Reconciliation to net loss:
Total segment operating (loss) Income			$(23,102)
Corporate costs no longer allocated to discontinued operations			(1,558)
Depreciation and amortization			(2,418)
Research and development			(49)
Impairment			(413)
Other income (expense), net			(1,523)
Loss from discontinued operations			(29,474)
Net loss attributable to noncontrolling interest			1,901

Net loss attributable to Evergreen Energy Inc.			$(56,636)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(11) Segments (Continued)

	For The Year Ended December 31, 2008
	GreenCert	Technology	Total
Operating revenues:
Consulting and other	$4	$—	$4

Total segment revenue	4	—	4
Operating expenses:
General and administrative	5,749	18,526	24,275
Plant cost	—	213	213

Total segment operating expense:	5,749	18,739	24,488
Segment operating loss	$(5,745)	$(18,739)	$(24,484)

Reconciliation to net loss:
Total segment operating (loss) Income			$(24,484)
Corporate costs no longer allocated to discontinued operations			(3,042)
Depreciation and amortization			(1,921)
Research and development			(79)
Impairment			(18,615)
Other income (expense), net			(19)
Loss from discontinued operations			(17,070)

Net loss attributable to Evergreen Energy Inc.			$(65,230)

(12) Income Taxes

        Our operations are principally domestic, with income taxable at the federal statutory rate of 34% plus applicable state rates. Deferred tax assets (liabilities) were comprised of the following:

	2010	2009
	(in thousands)
Gross deferred tax assets:
Net operating loss carryforwards	$133,712	$122,478
Depreciation and amortization	32,783	36,203
Accrued liabilities	732	1,237
Stock options and warrants	8,506	7,307
Deferred revenue	2,861	2,946
Reserve on note receivable	428	428
Prepaid expenses	(484)	(484)
Other	150	150

Gross deferred tax assets	178,688	170,265
Deferred tax assets valuation allowance	(178,688)	(170,265)

Net deferred tax assets	$—	$—

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(12) Income Taxes (Continued)

        We have recorded a valuation allowance for the full amount of our net deferred asset because, based upon an assessment of both negative and positive evidence, it is more likely than not that we will not realize such benefits in future tax returns. As of December 31, 2010 our tax return net operating loss carryforwards are approximately $352 million expiring in various amounts beginning in 2008. Certain limitations apply to the annual amount of net operating losses that can be used to offset taxable income due to certain ownership changes, as defined in Section 382 of the Internal Revenue Code. Our tax return net operating loss carryforwards are significant. The tax years in which losses arose may be subject to audit by the Internal Revenue Service when such carryforwards are utilized to offset taxable income in future periods.

        Our total provision for income taxes in 2010, 2009 and 2008 were different from the amount expected by applying the statutory federal income tax rate to our net loss as reported in our Consolidated Statement of Operations. The approximate differences are as follows:

	2010	2009	2008
	(in thousands)
Expected tax benefit on loss before income taxes (34%)	$(7,148)	$(19,903)	$(22,178)
Expected state tax benefit, net	(279)	—	(2,153)
Stock options and warrant exercises	19	133	94
Non-deductible items and other	(1,015)	93	(253)
State deferred tax adjustments	0	11,424	—
Increase in valuation allowance	8,423	8,253	24,490

	$—	$—	$—

(13) Related Party Transactions

  Consulting

        On January 2, 2011, our Board of Directors, upon the recommendation of the Corporate Governance and Nominating Committee, appointed Ilyas Khan to the Board of Directors as Executive Chairman. In connection with Mr. Khan's election, we became party to a Professional Services Agreement ("PSA") with Crosby Special Situations Fund ("CSSF") effective December 31, 2010, pursuant to which CSSF will assist us with business development and financing services. Mr. Khan is designated as the lead consultant under the PSA and was elected as Executive Chairman of the Board pursuant thereto. Mr. Kahn is an indirect owner and a strategic advisor to CSSF. We will compensate CSSF as follows: (i) the issuance of warrants to purchase an aggregate of 1,238,150 shares of common stock, with the following exercise prices: 495,540 shares at $0.65 per share; 371,655 shares at $.98 per share; 185,828 shares at $1.14 per share; and 185,828 shares at $1.46 per share; and a monthly fee, payable in arrears, totaling £250,000 per year. CSSF also receives reimbursement for out of pocket expenses, not to exceed £150,000 per year. The total annual compensation to CSSF related to the PSA is approximately $390,000 per year, based upon current exchange rates.

        In connection with the private placement, we became party to a Professional Services Agreement with Crosby (Hong Kong) Limited ("CHKL") effective January 20, 2011. We will compensate CHKL

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(13) Related Party Transactions (Continued)

by (i) a cash fee payment of $633,750 in the first quarter of 2011, and (ii) issuance of warrants to purchase 283,654 shares of our common stock with an exercise price of $2.60 per share. The warrants were issued effective February 1, 2011.

        We had consulting agreements with Venners & Company, Ltd. for governmental affairs services, primarily for advice on proposed legislation and regulations and to advocate our interests before the U.S. Congress and regulatory agencies. Venners & Company, Ltd. is controlled by John P. Venners, the brother of Theodore Venners, our founder. We entered into agreements with Venners & Company for the providing of these services at a fixed monthly fee plus certain performance bonuses. In August 2007, we terminated one of the agreements and pursuant to the other agreement we were obligated to make payments of $7,500 per month through May 2008 for previous legislative consulting work. In May 2008, after the final payment, our obligation ceased. During the year ended December 31, 2008, we paid Venners & Company $38,000, in cash for consulting fees. We have not incurred any costs under this consulting agreement after the year ended December 31, 2008.

  GreenCert

        In February 2007 we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. The agreement provides us with an exclusive worldwide sub-license to a technology to standardize the measurement of carbon emissions in energy and agricultural related activities. The agreement was amended and restated to expand the energy and agricultural activities to all applications of the technology and eliminates other operating requirements. In order to maintain this licensing arrangement, we are required to make minimum annual royalty payments of $500,000 to a company controlled by the developer of the proprietary technology, with each payment extending the arrangement for one year if the parties are in material compliance with the contract. See Note 10—Commitments and Contingencies for further details.

        We utilized Enterprise Information Management, Inc. (EIM) to help assist us in the development of our GreenCert software. One of our former non-executive employees serves on the board of directors of EIM. We believe the terms and contracted amounts would have been similar if we had entered into this agreement with a third party. We had incurred costs of $2.3 million and $4.8 million during the years ended December 31, 2009 and 2008, respectively. On December 9, 2009, we entered into an agreement with EIM to issue an aggregate of 128,601 shares of restricted common stock to settle $500,000 of incurred costs owed to EIM at that time. As the former employee ceased employment with us in July 2009, EIM is no longer considered a related party and thus payments to EIM during 2010 are no longer disclosed.

        We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of December 31, 2010 and December 31, 2009 represent an 8% ownership interest in C-Lock Technology, Inc.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(13) Related Party Transactions (Continued)

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

(14) Financial Statements of Guarantors

        The following information sets forth our consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008, our consolidating balance sheets as of December 31, 2010 and December 31, 2009, and our consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008. Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC. As a result of the sale of Buckeye on April 1, 2010 the results of operations for the mining segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations, and liabilities of discontinued mining operations, respectively. In addition, as a result of our signing of a definitive agreement to sell our Fort Union assets, our plant segment that primarily represents revenue and costs related to our Fort Union plant in Gillette has been reclassified to assets of discontinued plant operations and liabilities of discontinued plant operations for our consolidated financial statements. We did not re-allocate our corporate costs nor restate our operating segments results in the comparative periods ended December 31, 2009 and 2008 as a result of the presentation of the mining operations and plant operations as discontinued operations.

        The consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 92% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements. Transactions effecting our consolidated stockholders' equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock, warrant issuances and debt issue costs. These transactions for all periods relate to our parent, Evergreen Energy Inc. with the exception of the sale of stock in

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(14) Financial Statements of Guarantors (Continued)

Evergreen Asia Pacific for $3.6 million in the second quarter of 2007, which is included as equity in the column labeled Other.

EVERGREEN ENERGY INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,946	$—	$28	$—	$2,974
Prepaid and other assets	1,616	—	48	—	1,664
Assets of discontinued mining and plant operations	—	10,030	—	—	10,030

Total current assets	4,562	10,030	76	—	14,668
Property, plant and equipment, net of accumulated depreciation	1,142	—	592	—	1,734
Construction in progress	7,556	—	2,304	—	9,860
Debt issuance costs, net of amortization	512	—	—	—	512
Investment in consolidated subsidiaries	(295,730)	—	—	295,730	—
Due from subsidiaries	295,796	—	—	(295,796)	—
Other assets	1,361	—	1,423	—	2,784

	$15,199	$10,030	$4,395	$(66)	$29,558

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,398	$—	$300	$—	$2,698
Accrued liabilities	2,361	—	6	—	2,367
Other current liabilities	132	—	550	—	682
Liabilities of discontinued mining and plant operations	—	5,432	—	—	5,432

Total current liabilities	4,891	5,432	856	—	11,179
Long-term debt	21,821	—	—	—	21,821
Deferred revenue	—	—	7,865	—	7,865
Due to parent	—	243,481	52,315	(295,796)	—
Derivative liability	972	—	—	—	972
Other liabilities, less current portion	1,007	—	206	—	1,213

Total liabilities	28,691	248,913	61,242	(295,796)	43,050
Commitments and contingencies
Temporary Capital	3	—	—	—	3
Total equity (deficit)	(13,495)	(238,883)	(56,847)	295,730	(13,495)

	$15,199	$10,030	$4,395	$(66)	$29,558

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(14) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,165	$—	$42	$—	$2,207
Accounts receivable, net	6	—	584	—	590
Receivable from Parent 2009 convertible notes	—	16,022	—	(16,022)	—
Debt issue cost, net of amortization	2,089	—	—	—	2,089
Prepaid and other assets	1,343	—	3	—	1,346
Assets from discontinued mining and plant operations	2,476	40,633	—	—	43,109

Total current assets	8,079	56,655	629	(16,022)	49,341
Property, plant and equipment, net of accumulated depreciation	1,693	—	2,157	—	3,850
Construction in progress	7,504	—	4,955	—	12,459
Restricted cash	5,052	—	—	—	5,052
Debt issuance costs, net of amortization	994	—	—	—	994
Investment in consolidated subsidiaries	(286,147)	—	—	286,147	—
Due from subsidiaries	312,327	—	—	(312,327)	—
Other assets	1,385	—	1,423	—	2,808

	$50,887	$56,655	$9,164	$(42,202)	$74,504

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,235	$—	$555	$—	$3,790
Accrued liabilities	5,480	—	568	—	6,048
Short-term debt	16,022	16,022	—	(16,022)	16,022
Other current liabilities	1,372	—	550	—	1,922
Liabilities of discontinued mining and plant operations	245	13,585	—	—	13,830

Total current liabilities	26,354	29,607	1,673	(16,022)	41,612
Long-term debt	27,898	—	—	—	27,898
Deferred revenue	—	—	8,265	—	8,265
Due to parent	—	265,737	46,590	(312,327)	—
Derivative liability	1,265	—	—	—	1,265
Other liabilities, less current portion	1,245	—	94	—	1,339

Total liabilities	56,762	295,344	56,622	(328,349)	80,379
Commitments and contingencies
Temporary Capital	2	—	—	—	2
Total equity (deficit)	(5,877)	(238,689)	(47,458)	286,147	(5,877)

	$50,887	$56,655	$9,164	$(42,202)	$74,504

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(14) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$403	$—	$403

Total operating revenue	—	—	403	—	403
Operating expenses:
General and administrative	11,038	—	4,020	—	15,058
Depreciation and amortization	701	—	977	—	1,678
Research and development	—	—	888	—	888
Impairment	—	—	3,684	—	3,684

Total operating expenses	11,739	—	9,569	—	21,308

Operating loss	(11,739)	—	(9,166)	—	(20,905)
Other income (expense):
Gain on debt for equity exchange	2,941	—	—	—	2,941
Loss on extinguishment of debt	(2,267)	—	—	—	(2,267)
Interest income	23	—	—	—	23
Interest expense	(2,434)	—	—	—	(2,434)
Gain on fair value derivatives	5,580	—	—	—	5,580
Other income (expense), net	795	—	(23)	—	772

Total other (expense) income	4,638	—	(23)	—	4,615
Loss from continuing operations	(7,101)	—	(9,189)	—	(16,290)
Loss from discontinued mining operations	(2,525)	(2,316)	—	—	(4,841)
Gain from discontinued plant operations	—	109	—	—	109
Equity in loss of subsidiaries	(11,396)	—	—	11,396	—

Net loss	(21,022)	(2,207)	(9,189)	11,396	(21,022)
Less: net loss attributable to non-controlling interest	—	—	—	676	676

Net (loss) gain attributable to Evergreen Energy Inc.	$(21,022)	$(2,207)	$(9,189)	$12,072	$(20,346)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(14) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Consulting and other	$—	$—	$423	—	423

Total operating revenue	—	—	423	—	423
Operating expenses:
General and administrative	15,074	—	10,009	—	25,083
Depreciation and amortization	1,226	—	1,192	—	2,418
Research and development	—	—	49	—	49
Asset impairments	413	—		—	413

Total operating expenses	16,713	—	11,250	—	27,963

Operating loss	(16,713)	—	(10,827)	—	(27,540)
Other income (expense):
Gain on equity exchange transactions	167	—	—	—	167
Interest income	40	—	25	—	65
Interest expense	(4,208)	—	—	—	(4,208)
Gain on fair value derivatives	2,036	—	—	—	2,036
Other (expense) income, net	522	—	(105)	—	417

Total other (expense) income	(1,443)	—	(80)	—	(1,523)

Loss from continuing operations	(18,156)	—	(10,907)		(29,063)
Loss from discontinued mining operations	(2,458)	(25,842)			(28,300)
Loss from discontinued plant operations		(1,174)			(1,174)
Equity in loss of subsidiaries	(37,923)	—	—	37,923	—

Net loss	(58,537)	(27,016)	(10,907)	37,923	(58,537)
Less: net loss attributable to noncontrolling interest	—	—	—	1,901	1,901

Net loss attributable to Evergreen Energy	$(58,537)	$(27,016)	$(10,907)	$39,824	$(56,636)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(14) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands, except per share amounts)
Operating revenues:
Consulting and other	$—	$—	$4	$—	4
Intercompany Consulting and other	—	171	—	(171)	—

Total operating revenue	—	171	4	(171)	4
Operating expenses:
General and administrative	20,233	—	7,297	—	27,530
Depreciation and amortization	1,537	—	384	—	1,921
Research and development		—	79	—	79
Cost of intercompany consulting and other revenue	—	171	—	(171)	—
Asset impairments	18,615	—		—	18,615

Total operating expenses	40,385	171	7,760	(171)	48,145

Operating loss	(40,385)	—	(7,756)	—	(48,141)
Other income (expense):
Gain on equity exchange transactions	6,138	—	—	—	6,138
Interest income	1,128	—	123	—	1,251
Interest expense	(6,132)	—	—	—	(6,132)
Loss on fair value derivatives	(934)	—	—	—	(934)
Other (expense) income, net	(395)	—	53	—	(342)

Total other (expense) income	(195)	—	176	—	(19)

Loss from continuing operations	(40,580)	—	(7,580)	—	(48,160)
Loss from discontinued plant operations	(617)	(16,117)	—	—	(16,734)
Loss from discontinued mining operations	—	(336)			(336)
Equity in loss of subsidiaries	(24,033)	—	—	24,033	—

Net loss	$(65,230)	$(16,453)	$(7,580)	$24,033	$(65,230)

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(14) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities from continued operations	$(10,966)	$—	$(4,726)	$—	$(15,692)

Cash used in operating activities from discontinued mining and plant operations	—	(4,943)	—	—	(4,943)

Cash used in operating activities	(10,966)	(4,943)	(4,726)	—	(20,635)

Investing activities:
Purchases of construction in progress	(518)	—	(849)	—	(1,367)
Restricted cash and marketable securities, net	5,052	—	—	—	5,052

Cash used in investing activities from continuing operations	4,534	—	(849)	—	3,685
Cash used in investing activities from discontinued mining and plant operations	—	24,651	—	—	24,651

Cash provided by (used in) investing activities	4,534	24,651	(849)	—	28,336

Financing Activities:
Payments to parent/subsidiaries	(19,580)	—	—	19,580	—
Advances /from parent/subsidiaries	30,412	—	5,561	(35,973)	—
Distribution from subsidiaries	3,315	—	—	—	3,315
Proceeds from issuance of convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Proceeds from issuance of common stock, net of closing costs	8,043	—	—	—	8,043
Payments on short-term debt	(17,250)	—	—	—	(17,250)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payment of debt issuance costs	(2,179)	—	—	—	(2,179)
Other	18	—	—	—	18

Cash provided by financing activities from continuing operations	7,213	—	5,561	(16,393)	(3,619)
Cash provided by financing activities from discontinued mining and plant operations		(19,708)		16,393	(3,315)

Cash (used in) provided by financing activities	7,213	(19,708)	5,561	—	(6,934)

Increase (decrease) in cash and cash equivalents	781	—	(14)		767
Cash and cash equivalents, beginning of year	2,165	—	42	—	2,207

Cash and cash equivalents, end of year	$2,946	$—	$28	$—	$2,974

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(14) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2009

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(7,392)	$—	$(5,765)	$—	$(13,157)

Cash provided by operating activities of discontinued mining and plant operations	—	248	—	—	248

Cash (used in) provided by operating activities	(7,392)	248	(5,765)		(12,909)

Investing activities:
Purchases of construction in progress	(707)	—	(3,097)	—	(3,804)
Purchases of property, plant and equipment	(88)	—	(75)	—	(163)
Proceeds from sale of assets	180	—	—	—	180
Proceeds from maturities of marketable securities	—	—	2,000	—	2,000
Restricted cash and marketable securities, net	905	—	—	—	905
Other	(421)	—	—	—	(421)

Cash used in investing activities from continuing operations	(131)	—	(1,172)	—	(1,303)
Cash used in investing activities from discontinued mining and plant operations	—	(8,381)	—	—	(8,381)

Cash used in investing activities	(131)	(8,381)	(1,172)	—	(9,684)

Financing Activities:
Payments to parent/subsidiaries	(68,490)	—	(2,000)	70,490	—
Advances /from parent/subsidiaries	54,495	—	7,862	(62,357)	—
Proceeds from issuance of convertible debt	15,000	—	—	—	15,000
Proceeds from issuance of convertible preferred stock	6,515	—	—	—	6,515
Proceeds from reverse repurchase transaction	1,800	—	—	—	1,800
Payments on reverse repurchase transaction	(1,800)	—	—	—	(1,800)
Payment of dividends on convertible preferred stock	(1,973)	—	—	—	(1,973)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)
Other	(22)	—	—	—	(22)

Cash provided by financing activities from continuing operations	3,138	—	5,862	8,133	17,133
Cash provided by (used in) financing activities discontinued mining and plant operations	—	8,133	—	(8,133)	—

Cash provided by financing activities	3,138	8,133	5,862	—	17,133

Decrease in cash and cash equivalents	(4,385)	—	(1,075)	—	(5,460)
Cash and cash equivalents, beginning of year	6,550	—	1,117	—	7,667

Cash and cash equivalents, end of year	$2,165	$—	$42	$—	$2,207

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(14) Financial Statements of Guarantors (Continued)

EVERGREEN ENERGY INC.
CONSOLIDATING STATEMENTS OF CASH FLOW
DECEMBER 31, 2008

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities from continuing operations	$(20,956)	$—	$(6,599)	$—	$(27,555)

Cash used in operating activities from discontinued mining and plant operations	—	(8,708)	—	—	(8,708)

Cash used in operating activities	(20,956)	(8,708)	(6,599)	—	(36,263)

Investing activities:
Purchases of construction in progress	(7,654)	—	(3,698)	—	(11,352)
Purchases of property, plant and equipment	—	—	—	—	—
Purchase of marketable securities	(5,000)	—	—	—	(5,000)
Proceeds from maturities of marketable securities	27,500	—	—	—	27,500
Restricted cash and marketable securities, net	17,205	—	—	—	17,205
Other	(111)	—	—	—	(111)

Cash provided by (used in) investing activities from continuing operations	31,940	—	(3,698)	—	28,242
Cash used in investing activities from discontinued mining and plant operations	—	(7,618)	—	—	(7,618)

Cash provided by (used in) investing activities	31,940	(7,618)	(3,698)	—	20,624

Financing Activities:
Payments to parent/subsidiaries	(87,578)		(150)	87,728	—
Payments on debt for equity exchange transactions	(3,500)	—	—	—	(3,500)
Advances /from parent/subsidiaries	61,602	—	9,800	(71,402)	—
Payment of debt issue cost	(200)	—	—	—	(200)
Other	48	—	—	—	48

Cash (used in) provided by financing activities of continuing operations	(29,628)	—	9,650	16,326	(3,652)
Cash provided by (used in) financing activities of discontinued mining and plant operations	—	16,326	—	(16,326)	—

Cash (used in) provided by financing activities	(29,628)	16,326	9,650	—	(3,652)

Decrease in cash and cash equivalents	(18,644)	—	(647)	—	(19,291)
Cash and cash equivalents, beginning of year	25,194	—	1,764	—	26,958

Cash and cash equivalents, end of year	$6,550	$—	$1,117	$—	$7,667

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(15) Discontinued Mining and Plant Operations

Mining Operations

        We executed on one of our strategic positioning plans by completing the sale of Buckeye. On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price was deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement. The sale closed on April 1, 2010, however, we are still subject to some post-closing obligations, including incurring costs related to the transfer of certain assets and providing support for such transfers. Accordingly, the results of operations for the mining segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations and liabilities of discontinued mining operations, respectively.

        The assets and liabilities classified as assets held for sale included in the assets and liabilities of discontinued mining operations in the accompanying consolidated balance sheets are as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Accounts receivable, net	$—	$4,604
Inventory	—	1,747
Restricted cash	2,785	—
Construction in progress	—	4,836
Pre-mining development and mineral rights	—	9,945
Property, plant, and equipment	—	12,772
Other assets	35	880
Accounts payable and accrued liabilities	(609)	(6,681)
Other liabilities	—	(112)
Asset retirement obligations	—	(2,449)

Net assets held for sale in discontinued mining operations	$2,211	$25,542

        Pursuant to the sales agreement, inventory, property, plant, equipment, mineral rights, Evergreen's dock facilities and the assumption of asset retirement obligations and obligations related to a multi year dock lease were transferred to Rosebud. Evergreen retains the rights to accounts receivable and obligations related to accounts payable, restricted cash and accrued liabilities that existed on the sale date of April 1, 2010. As of December 31, 2010, we had recognized $3.0 million in exit costs, which include selling and legal fees related to the sale. We recorded a net gain of $1.0 million from our sale of Buckeye and Evergreen assets and are included in our discontinued operating loss for the year ended December 31, 2010.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(15) Discontinued Mining and Plant Operations (Continued)

        Discontinued Mining operations consisted of the following:

	2010	Year Ended December 31, 2009	2008
	(in thousands)
Mining revenue	$12,619	$50,248	$58,434
Coal mining operating costs	(12,035)	(43,458)	(47,799)
General and administrative	(1,566)	(3,993)	(4,033)
Depreciation, depletion & amortization	(1,281)	(7,518)	(7,024)
Other (loss) income	(2,578)	(23,579)	86

Loss from discontinued mining operations	$(4,841)	$(28,300)	$(336)

        Loss from discontinued mining operations for the year ended December 31, 2009 includes a $20.1 million impairment charge.

        Income from discontinued mining operations primarily consists of coal and ash revenues and direct expenses of coal mining. Interest from the 2009 Notes (more fully described in Note 6—Debt), that is required to be repaid as a result of the sale, was fully allocated to discontinued mining operations. General corporate overhead costs were not allocated to discontinued operations.

Fort Union site

        On August 20, 2010, we entered into an agreement to sell certain property and operations in Campbell County, Wyoming, including the Ft. Union plant, to Synthetic Fuels LLC or its nominee for a cash purchase price of $2.0 million of which $500,000 will be paid at closing with the remaining $1.5 million to be paid pursuant to a secured two year note. Also, the buyer will pay additional amounts in connection with the transfer of all of the reclamation bonds pertaining to the sold property, currently totaling $5.2 million, pursuant to a secured one year note. The due diligence period has ended and the transaction is expected to close in first quarter of 2011; such closing is subject to customary closing conditions. Proceeds of the sale will be used for general working capital purposes.

        As a result of the signing of the definitive agreement, we have accounted for our plant segment as assets held for sale on our consolidated balance sheets and restated prior year's balance to reflect this classification. In addition, we have accounted for revenues and expenditures related to our plant segment as discontinued plant operations for all periods presented.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010, 2009 and 2008

(15) Discontinued Mining and Plant Operations (Continued)

        The assets and liabilities classified as assets held for sale included in the assets and liabilities of our plant segment in the accompanying consolidated balance sheets are as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Property, Plant and Equipment	$2,038	$2,038
Restricted cash	5,172	6,287
Accounts payable and accrued expenses	(177)	(168)
Asset retirement obligation	(4,646)	(4,420)

Net assets in discontinued plant operations	$2,387	$3,737

        Discontinued Plant Operations is comprised of the following:

	2010	Year Ended December 31, 2009	2008
	(in thousands)
Revenue	$—	$—	$463
Plant costs	(646)	(1,554)	(17,630)
General and administrative	—	(6)	(401)
Depreciation, depletion & amortization	—	(26)	(56)
Other (loss) income	755	412	890

Gain (loss) from discontinued plant operations	$109	$(1,174)	$(16,734)

(16) Subsequent events

  Private placement

        On February 1, 2011,we completed a private placement to sell 6,150,003 shares of Common Stock and 12,000,003 Warrants to purchase Common Stock pursuant to the terms of a securities purchase agreement (the "Securities Purchase Agreement"), resulting in approximately $15.99 million in gross proceeds to us, and $14.6 in net proceeds after the offering expenses.

        The sale included an aggregate of $15,990,000 of Common Stock. The stock price of the Common Stock was $2.60 per share. Each of the investors has entered into a Registration Rights Agreement which requires us to prepare and file a registration statement with the Securities and Exchange Commission registering for resale by the investors the shares of Common Stock acquired pursuant to the Securities Purchase Agreement on or prior to 10 days following the filing of our 10-K for the year ended December 31, 2010.

        The warrants are exercisable for an aggregate of 12,000,003 shares of common stock, with 50% of the Warrants at an exercise price of $2.60 per share, with 25% of the warrants at an exercise price of $2.73 per share, and the remaining 25% of the warrants at an exercise price of $2.80 per share, all subject to certain adjustments. The warrants are exercisable commencing August 1, 2011 and have a term of exercise equal to three years. The Warrants are not redeemable by us.

EVERGREEN ENERGY INC.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2010 and 2009

(17) Selected Quarterly Financial Data (Unaudited)

        The following table presents selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share amounts)
2010
Revenues	$100	$103	$100	$100	$403
Operating loss	(5,891)	(3,758)	(7,310)	(3,946)	(20,905)
Loss from Continuing Operations	(4,016)	(4,567)	(4,766)	(2,941)	(16,290)
Loss from Discontinued Operations	(4,215)	(221)	(215)	(81)	(4,732)
Net loss	(8,231)	(4,788)	(4,981)	(3,022)	(21,022)
Basic and diluted net loss per common share	$(0.89)	$(0.20)	$(0.26)	$(0.12)	$(1.47)
2009
Revenues	$134	$16	$260	$13	$423
Operating loss	(7,373)	(5,444)	(10,109)	(4,614)	(27,540)
Loss from Continuing Operations	(7,169)	(6,455)	(11,498)	(3,941)	(29,063)
Gain (loss) from Discontinued Operations	315	(2,303)	(3,352)	(24,134)	(29,474)
Net loss	(6,854)	(8,758)	(14,850)	(28,075)	(58,537)
Basic and diluted net loss per common share	$(0.61)	$(0.78)	$(1.27)	$(2.65)	$(5.31)

Fourth Quarter 2009 Discussion

        We incurred $20.1 million of impairment charges during the fourth quarter in our loss from discontinued operation. In addition, we recorded a $2.1 million gain related to the fair value adjustment to our embedded derivatives and put warrant liability in our continuing operations.