Form 10-Q
period 2011-03-31
EVERGREEN ENERGY INC
filed 2011-05-11
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 6, 2011 there were 26,411,040 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
	(in thousands)
Assets
Current:
Cash and cash equivalents	$7,926	$2,974
Notes receivable	5,693	—
Prepaid and other assets	1,656	1,664
Assets of discontinued plant operations	4	7,210
Assets of discontinued mining operations	2,805	2,820
Total current assets	18,084	14,668
Property, plant and equipment, net of accumulated depreciation	1,402	1,734
Construction in progress	9,932	9,860
Debt issue costs, net of amortization	341	512
Other assets	3,748	2,784
	$33,507	$29,558

Liabilities, Temporary Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,144	$2,698
Accrued liabilities	1,929	2,367
Other current liabilities	743	682
Liabilities of discontinued plant operations	183	4,823
Liabilities of discontinued mining operations	37	609
Total current liabilities	5,036	11,179
Long-term debt	16,998	21,821
Deferred revenue	7,765	7,865
Derivative liability	6,411	972
Other liabilities, less current portion	1,417	1,213
Total liabilities	37,627	43,050
Commitments and contingencies
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 7 shares authorized; .002 and .003 outstanding, respectively	2	3
Stockholders’ deficit:
Preferred stock, $.001 par value, shares authorized 19,999; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 26,298 and 18,888 shares issued and outstanding, respectively	26	19
Additional paid-in capital	560,057	539,348
Accumulated deficit	(561,475)	(550,285)
Deficit attributable to Evergreen Energy Inc. stockholders’	(1,392)	(10,918)
Deficit attributable to noncontrolling interest	(2,730)	(2,577)
Total stockholders’ deficit	(4,122)	(13,495)
	$33,507	$29,558

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except for per share amounts)

Operating revenues:
GreenCert licensing	$100	$100
Total operating revenue	100	100

Operating expenses:
General and administrative	4,475	5,504
Depreciation and amortization	273	494
Research and development	446	—
Total operating expenses	5,194	5,998
Operating loss	(5,094)	(5,898)

Other income (expense):
Interest income	5	2
Interest expense	(177)	(1,073)
(Loss) gain on fair value derivatives	(5,517)	2,347
Loss on 2007 Note settlement	(3,918)	—
Loss on warrant modification and exercise	(1,021)	—
Gain on debt-for-equity exchange transaction	435	—
Other income (expense), net	(132)	(29)
Total other income (expense)	(10,325)	1,247

Loss from continuing operations	(15,419)	(4,651)
Income from discontinued plant operations	4,076	500
(Loss) from discontinued mining operations	—	(4,080)
Net loss	(11,343)	(8,231)
Less: net loss attributable to noncontrolling interest	153	86
Net loss attributable to Evergreen Energy Inc.	(11,190)	(8,145)
Dividends on preferred stock	—	(4,312)
Net loss attributable to common shareholders	$(11,190)	$(12,457)
Basic and diluted net loss per common share:
Basic and diluted (loss) per common share from continuing operations	$(0.66)	$(0.33)
Basic and diluted net income (loss) per common share from discontinued plant and mining operations	$0.17	$(0.25)
Basic and diluted net loss per common share	$(0.48)	$(0.88)
Weighted-average common shares outstanding	23,355	14,144

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	Interest	Equity
	(in thousands)

Balance at January 1, 2011	$(10,918)	$(2,577)	$(13,495)
Sale of common stock	14,546	—	14,546
Preferred stock converted to common	2,128	—	2,128
Debt-for-equity exchange transaction	968	—	968
Share-based compensation expense related to employees, directors and other	3,074	—	3,074
Net loss	(11,190)	(153)	(11,343)
Balance at March 31, 2011	$(1,392)	$(2,730)	$(4,122)

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Operating activities:
Net loss from continuing operations	$(15,419)	$(4,651)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	3,067	2,088
Depreciation and amortization	273	494
Derivative fair value adjustment	5,517	(2,347)
Loss from exercise of warrants	1,021	—
Amortization of debt issuance costs	138	1,306
Amortization of initial fair value of derivative	(73)	(46)
Gain from debt-for-equity exchange	(435)	—
Loss (gain) on sale of assets	100	—
Other	(1)	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6	(198)
Deferred revenue and other obligations	(132)	(210)
Accounts payable and accrued expenses	(930)	(946)
Cash used in operating activities of continuing operations	(6,868)	(4,518)
Cash used in operating activities of discontinued plant and mining operations	(685)	(1,719)
Cash used in operating activities	(7,553)	(6,237)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(112)	(524)
Proceeds from sale of assets	381	550
Cash provided by investing activities of continuing operations	269	26
Cash used in investing activities of discontinued plant and mining operations	—	(280)
Cash provided by (used in) investing activities	269	(254)

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—
Proceeds from the exercise of warrants	1,029	—
Payment of note principal related to 2007 Notes	(3,310)	—
Proceeds from the 2010 common stock sale, net of offering costs	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	—	8,746
Payment of dividends on convertible preferred stock	—	(4,312)
Payment of note principal related to 2009 Notes	—	(1,304)
Payments of debt issue costs	(29)	(1,999)
Other	—	(3)
Cash provided by financing activities of continuing operations	12,236	9,171
Cash provided by financing activities of discontinued plant and mining operations	—	—
Cash provided by financing activities	12,236	9,171

Increase in cash and cash equivalents	4,952	2,680
Cash and cash equivalents, beginning of period	2,974	2,207
Cash and cash equivalents, end of period	$7,926	$4,887

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

In this Form 10-Q, we use the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Bimco Inc. (previously known as Buckeye Industrial Mining Co.) and referred to as “Buckeye” herein. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, and GreenCert™, refer to our technologies and patented processes explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.  As further described in Note 4 – Temporary Capital and Stockholders’ Equity, effective August 20, 2010, we effected a 1 for 12 reverse stock split and all shares and per share amounts have been restated as if the reverse stock split occurred in the applicable periods.

(1)   Business

We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company primarily focused on developing and marketing K-Fuel. Today, Evergreen Energy is comprised of two discrete business units within the clean energy technology sector, which utilize two proprietary and potentially transformative technologies: K-Fuel and the GreenCert suite of software and services. K-Fuel, our patented cleaner coal technology, significantly improves the performance of low-rank sub-bituminous coals and lignite by yielding higher efficiency by applying heat and pressure  to reduce moisture. The increase is variable depending on the type of coal we process. Our GreenCert software suite focuses on providing power generators with operational intelligence, analytics to identify fuel and operational efficiency, and address new regulatory pressures regarding environmental emissions. Our K-Fuel and GreenCert technologies are both business and environmental solutions for energy production and generation industries and processes.  During 2010 and through May 2011, we have executed on a number of our strategic objectives as summarized as follows:

•
On February 3, 2011, we signed a non-binding memorandum of understanding, (MOU), with WPG Resources, (WPG), an exploration company with deposits of iron ore and coal reserves in South Australia.  The MOU is designed to jointly develop and commercialize coal upgrading throughout Australia using our K-Fuel technology. See Management’s Discussion and Analysis contained in this Form 10-Q for further details about our business and current events.

•
During the first quarter of 2011, we re-opened our testing facility in Gillette, Wyoming and have successfully completed coal upgrading tests using our K-Fuel process. See Management’s Discussion and Analysis contained in this Form 10-Q for further details about our business and current events.

•
On February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting in $14.5 million of net proceeds, after offering costs.  See further discussion in Note 4 – Temporary Capital and Stockholders’ Equity.

•
On February 1, 2011, we executed an agreement to settle an aggregate of $17.3 million of our 2007 Notes and the associated litigation. See further discussion in Note 5—Debt and Note 9—Commitments and Contingencies.

•
On February 14, 2011, we entered into an amendment to the original warrant agreement with a holder of 2009 Convertible Preferred Stock, which resulted in net proceeds to us of $1.0 million.  See further discussion in Note 4 – Temporary Capital and Stockholders’ Equity.

•
On February 14, 2011, we entered into an agreement with other existing 2007 noteholders to exchange $1.4 million in aggregate principal amount of 2007 Notes, for an aggregate of 237,500 shares of our common stock.  See further discussion in Note 5—Debt.

•
On March 30, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming for total consideration of $2.0 million in addition to the replacement of $5.2 million of reclamation bonds.   See further discussion in Note 11 – Discontinued Mining and Plant Operations.

•	On April 12, 2011, we sold a fully impaired boiler for $2.9 million. See Note 13—Subsequent Events for further details.

We continue to require additional capital to fully fund the development of our K-Fuel process and our GreenCert technology. Further, as opportunities arise to accelerate the expansion of our K-Fuel technology, or our anticipated operating cash outflows are greater than expected due to, among other things, unexpected costs in the development of our K-Fuel process, we may need to obtain further funding. We have a history of losses, deficits, and negative operating cash flows and may continue to incur losses in the future. We continue to evaluate our cash position and cash utilization, and have and will make additional adjustments to capital or certain operating expenditures. However, because of the need for additional capital, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

These financial statements and related notes thereto contain unaudited information as of and for the three months ended March 31, 2011 and 2010.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations  and cash flows as of and for the three months ended March 31, 2011 and 2010 and financial position for the periods ended March 31, 2011 and December 31, 2010.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the three month period ended March 31, 2011 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of March 31, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on March 14, 2011.

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the period starting from the year of incorporation in 1988 through March 31, 2011, we have incurred a cumulative net loss of $ 561.5 million. These factors raise substantial doubt regarding our ability to continue as a going concern. We plan to obtain additional equity capital to finance our K-Fuel development and marketing initiatives, and our future operations. However, there is no assurance that we will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Net loss Per Common Share.  Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended March 31, 2011 and 2010.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended March 31, 2011 and 2010 were 17.2 million and 5.3 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recent accounting pronouncements.  Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to us.

(3)   Supplemental Cash Flow Information

	March 31, 2011	March 31, 2010
	(in thousands)

Cash paid for interest	$862	$1,291
Interest capitalized	74	211
Accounts payable and accrued expenses included in construction in progress	—	376
Transfers from construction in progress to property, plant and equipment	—	81

(4)   Temporary Capital and Stockholders’ Equity

Effective August 20, 2010, following the approval of the proposed reverse stock split at the Annual meeting of the Shareholders, our Board of Directors approved a 1 for 12 reverse stock split of our common stock. As a result of the reverse stock split, every 12 shares of our common stock issued and outstanding on August 20, 2010 were combined into one share of common stock. The reverse stock split did not change the authorized number of shares or the par value of our common stock. No fractional shares were issued in connection with the reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

2011 Private Placement

On February 1, 2011, we completed a private placement to sell 6,150,003 shares of Common Stock and 12,000,003 Warrants to purchase Common Stock pursuant to the terms of a securities purchase agreement, resulting in approximately $15.99 million in gross proceeds to us, and $14.5 million in net proceeds after the offering expenses, which we refer to as the “2011 Private Placement.”

The sale included an aggregate of $15,990,000 of Common Stock. The offering price of the Common Stock was $2.60 per share. Each of the investors has entered into a Registration Rights Agreement which required us to prepare and file a registration statement with the Securities and Exchange Commission registering for resale by the investors the shares of Common Stock acquired pursuant to the Securities Purchase Agreement.  We filed the registration statement on March 14, 2011 and such registration statement was declared effective by the Securities and Exchange Commission, or SEC, on April 15, 2011.

The warrants are exercisable for an aggregate of 12,000,003 shares of common stock, with 50% of the warrants at an exercise price of $2.60 per share, 25% of the warrants at an exercise price of $2.73 per share, and the remaining 25% of the warrants at an exercise price of $2.80 per share, all subject to certain adjustments. The warrants are exercisable commencing August 1, 2011 and have a term of exercise equal to three years. The warrants are not redeemable by us.

2010 Convertible Preferred Stock

On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we sold an aggregate of 9,312.5 shares of our Series C Preferred Stock, or “2010 Preferred Stock” and warrants to purchase 1,041,667 shares of common stock to such investors for gross proceeds of approximately $9.3 million. The net proceeds from the sale of the Preferred Stock, after deducting placement agent fees, offering expenses and amounts placed in escrow, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, were $4.5 million.   Simultaneously, 9,311.5 shares of the 2010 Preferred Stock were converted into common shares, and as of March 31, 2011 and December 31, 2010, one share of 2010 Preferred Stock was outstanding.

The warrant agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $1.9 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to determine the fair value this put warrant liability at each reporting period and, as a result, we recorded $2.4 million of other expense and $115,000 of other expense during the three months ended March 31, 2011 and 2010, respectively.

2010 Common Stock Offering

On January 26, 2010, we consummated a registered direct public offering of common stock and raised gross proceeds of approximately $8.8 million. The net proceeds to us from this offering, after deducting placement agent fees and our offering expenses, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, were $8.0 million.

The warrants agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control, which result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $3.4 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to determine the fair value the put warrant liabilities at each reporting period and, as a result, we recorded $2.8 million of other expense and $1.2 million of other income during the three months ended March 31, 2011 and 2010, respectively.

2009 Convertible Preferred Stock

On October 21, 2009, we completed the sale of an aggregate offering price of $6,973,380 of Series B Convertible preferred stock, or “2009 Preferred Stock” and detachable warrants.  All but two shares of the 2009 Preferred Stock were converted to common stock in the fourth quarter of 2009, and substantially all the escrow deposit was paid to the holders as a dividend.

The warrant agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control, which result in the warrants being recorded as liabilities. We used a fair value modeling technique to value this put warrant liability and recorded $2.3 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to determine the fair value this put warrant liability at each reporting period and, as a result, we recorded $1.1 million and $1.0 million of other income during the three months ended March 31, 2011 and 2010, respectively.

On February 14, 2011, one share of the 2009 Preferred Stock was converted into 139 shares of our common stock.  Additionally, we entered into an amendment to the original warrant agreement with the holder, in which we gave a cash consideration of $1.5 million paid contemporaneously with the exercise of 321,502 warrants. Upon the exercise of the warrants we received $1.0 million net of the cash consideration paid by us.  We recorded $1.0 million of other expense during the three month period ended March 31, 2011 related to this transaction.  As of March 31, 2011, one share of the Preferred Stock remains outstanding.

 (5)   Debt

2009 Notes

On March 20, 2009, we executed a Senior Secured Convertible Note Agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (“2009 Notes”), in three $5 million tranches.  On April 1, 2010, we closed the sale of Buckeye and repaid the outstanding notes, including accrued interest and fees, totaling $19.2 million. See further discussion in Note 11–—Discontinued Mining and Plant Operations.  In addition, pursuant to discontinued operations guidance, since the 2009 Notes were collateralized by the assets of Buckeye, the interest expense for the 2009 Note has been reflected in discontinued mining operations for the period ended March 31, 2011 and 2010.

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

2007 Notes due 2012

On July 30, 2007, we completed the sale of our Convertible Secured Notes due 2012 (“2007 Notes”).   Through a series of transaction we have reduced our debt by $78.2 million as of December 31, 2010.  On February 1, 2011, we executed an agreement to settle an aggregate of $17.3 million of our 2007 Notes and the associated litigation.  See further discussion in Note 9—Commitments and Contingencies.

During the second half of 2010, we entered into two individually negotiated agreements with certain existing noteholders to exchange $5.8 million in aggregate principal amount for an aggregate of 2.0 million shares of our common stock.  Furthermore, during the period ended March 31, 2011, we entered into an individually negotiated agreement with a certain existing noteholders to exchange $1.4 million in aggregate principal amount for an aggregate of 237,500 shares of our common stock.  Prior to each exchange of 2007 Notes for common stock, each of the converting noteholders agreed to release each guarantee issued pursuant to the indenture with respect to such 2007 Notes being exchanged such that, at the time of each exchange, such 2007 Notes being exchanged were not guaranteed securities and were solely securities of Evergreen Energy. We recognized $435,000 gain, after reduction for transaction costs and the non-cash write off of debt issue costs and related embedded derivatives associated with this exchange transaction for the period ended March 31, 2011.

 (6)   Segments

Our business lines include the Technology segment and the GreenCert segment. The Technology segment is comprised of all operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, and activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our GreenCert segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. The GreenCert segment represents the operations of our GreenCert software suite, which focuses on providing power generators with operational intelligence, analytics to identify fuel and operational efficiency, and address new regulatory pressures regarding environmental emissions. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker.  As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our consolidated financial statements. Note that prior year amounts of corporate allocations were not restated due to the discontinued operations treatment. As a result, these allocated costs have significantly increased in our remaining segments, most notably in our Technology and GreenCert segments when compared to 2010. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	GreenCert	Technology	Total	GreenCert	Technology	Total

Operating revenues:
GreenCert licensing	$100	$—	$100	$100	$—	$100
Total segment revenue	100	—	100	100	—	100

Operating expenses:
General and administrative	1,758	2,717	4,475	986	4,442	5,428
Total segment operating expense:	1,758	2,717	4,475	986	4,442	5,428

Segment operating loss	$(1,658)	$(2,717)	$(4,375)	$(886)	$(4,442)	$(5,328)

Total assets	$2,831	$27,867	$30,698

Reconciliation to net loss:

Total segment operating (loss)			$(4,375)			$(5,328)
Depreciation and Amortization			(273)			(494)
Research and development			(446)			—
Other income (expense), net			(10,325)			1,248
(Loss) income from discontinued operations			4,076			(3,657)
Net loss attributable to noncontrolling interest			153			86
Net loss attributable to Evergreen Energy Inc.			$(11,190)			$(8,145)

(7) Stock Grants and Options.

We measure and recognize compensation expense for all stock grants and options granted to employees, members of our board of directors and consultants, based on estimated fair values. We estimate the fair value of share-based payment awards on the grant date. We generally use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock is valued based upon the closing price of our common stock on the date of grant unless there is market vesting conditions. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. We are required to make estimates of the fair value of the related instruments and the period benefited.

During the three months ended March 31, 2011, we granted 943,000 options to executives and employees which immediately vested with 40% at an exercise price of $0.65, 30% at an exercise price of $0.98, 15% at an exercise price of $1.14 and 15% at an exercise price of $1.46. During the three months ended March 31, 2010, we granted 16,000 stock options to our board of directors which immediately vested on date of grant and expire three years from grant date. The following table summarizes the assumptions used to value stock options granted during the three months ended March 31, 2011 and the three months ended March 31, 2010:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Weighted-average:
Risk free interest rate	2.02%	1.61%
Expected option life (years)	5	3
Expected volatility	103%	114%
Expected dividends	None	None

(8)   Related Parties

Consulting

On January 2, 2011, our Board of Directors, upon the recommendation of the Corporate Governance and Nominating Committee, appointed Ilyas Khan to the Board of Directors as Executive Chairman. In connection with Mr. Khan’s election, we became party to a Professional Services Agreement (‘‘PSA’’) with Stanhill Special Situations Fund, formerly known as Crosby Special Situations Fund, (‘‘SSSF’’) effective December 31, 2010, pursuant to which SSSF will assist us with business development and financing services. Mr. Khan is designated as the lead consultant under the PSA and was elected as Executive Chairman of the Board pursuant thereto. Mr. Kahn is an indirect owner and a strategic advisor to SSSF. We have compensated SSSF as follows: the issuance of warrants to purchase an aggregate of 1,238,150 shares of common stock, with the following exercise prices: 495,540 shares at $0.65 per share; 371,655 shares at $.98 per share; 185,828 shares at $1.14 per share; and 185,828 shares at $1.46 per share; and a monthly fee, payable in arrears, totaling £250,000 per year. SSSF also receives reimbursement for out of pocket expenses, not to exceed £150,000 per year. In March 2011, the Board approved the issuance of 75,376 shares to be issued in lieu of $233,664 cash compensation due to SSSF determined using the closing price of our stock on March 31, 2011 and such shares were issued on April 21, 2011.  The total annual compensation to SSSF related to the PSA is approximately $390,000 per year, based upon current exchange rates.

In connection with the Private Placement of our common stock in February 2011, we became party to a Professional Services Agreement with Stanhill (Hong Kong) Limited, (‘‘SHKL’’), formerly known as Crosby (Hong Kong) Limited, effective January 20, 2011. We compensated SHKL by (i) a cash fee payment of $663,750 in the first quarter of 2011, and (ii) issuance of warrants to purchase 283,654 shares of our common stock with an exercise price of $2.60 per share. The warrants were issued effective February 1, 2011.

Green Cert

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. See Note 9—Commitments and Contingencies for further details.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of March 31, 2011 and March 31, 2010 represent an 8% ownership interest in C-Lock Technology, Inc.

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

 (9)   Commitments and Contingencies

Litigation

2007 Notes Litigation

Subsequent to the closing of the sale to Rosebud Mining Company (under the Asset Purchase Agreement, dated March 12, 2010, the “Rosebud Agreement”) of certain assets of our Buckeye Industrial Mining Co. subsidiary (“Buckeye”) and certain assets of Evergreen Energy Inc. and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes (the “2009 Noteholders”), in a case denominated: AQR Absolute Return Master Account L.P., et al. v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH) (the “Litigation”). Evergreen was subsequently added as a defendant in the action. In the litigation, plaintiffs sought: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover “for Buckeye’s benefit” certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes) and (iii) to appoint a receiver to take control of Buckeye’s assets.

In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the assertion of such defenses constituted an Event of Default under the 2007 Note Indenture. In response, we filed a counterclaim in the Litigation naming those plaintiffs as counterclaim defendants. The counterclaim asserts lender liability and other tort claims in connection with the counterclaim defendants’ conduct. The counterclaim also seeks a declaratory judgment that the defenses raised do not constitute an Event of Default under the 2007 Note Indenture and the recovery of monetary damages related to the counterclaim defendants’ wrongful conduct in asserting the Event of Default.

The Court initially issued an ex parte temporary restraining order limiting the Company’s ability to utilize, for working capital or other purposes, the portion of the proceeds which Evergreen received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses). However, on June 8, 2010, the Court issued a ruling in our favor lifting the temporary restraining order and rejecting the plaintiff’s request for a further injunction on the use of these funds as well as the use, upon release by the State of Ohio Department of Environmental Quality, of $5.0 million collateralizing certain environmental reclamation bonds.  Although the Court has issued a ruling in our favor with respect to the portion of the Complaint requesting a preliminary injunction, the remaining claims have not been fully resolved, and the Litigation is continuing. On August 31, 2010, US Bank National Association, in its capacity as Trustee for the 2007 Notes, moved to intervene in the Litigation citing, among other things, its interest in a legal determination of whether the 2007 Notes are in default. To date, the Court has not ruled upon the US Bank motion.

On February 1, 2011, Evergreen and Buckeye entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with certain holders of the 2007 Notes (the “Settling 2007 Noteholders”) and the 2009 Noteholders. The Settlement Agreement provides for the direct redemption by us of approximately $14.1 million in aggregate face value of 2007 Notes currently held by the Settling 2007 Noteholders in exchange for the following: (i) the payment of approximately $6.76 million in cash to the Settling 2007 Noteholders; and (ii) the issuance of warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our common stock at an exercise price of $7.20 per share. The Settlement Agreement also provides for the 2009 Noteholders to purchase $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million, which we will redeem as further described below.

The Settlement Agreement provides for the initial transfer of consideration by us starting with the signature date and running through the final transfer of consideration among the parties on the (the “Final Settlement Date”) which will occur on May 17, 2011.  If, prior to the Final Settlement Date (i) an Event of Default (as defined in the 2007 Indenture) occurs for which a notice of acceleration has not been previously transmitted to the 2007 Trustee other than the delisting of Evergreen from the NYSE Arca Exchange, (ii) a bankruptcy petition is filed by or against Evergreen or any of the subsidiary guarantors of the 2007 Notes which is not cured within specified time limits, or (iii) we default on any of our obligations set forth in the Settlement Agreement or certain other agreements underlying the Settlement Agreement, then the Settling 2007 Noteholders will have the option of retaining the property which has been transferred to them by us, up to the complete consideration we are obligated to transfer under the Settlement Agreement, without further obligation to transfer their 2007 Notes. Exercising such an option would relieve the 2009 Noteholders of their obligations under the Settlement Agreement and would prevent us from redeeming the 2007 Notes held by Settling 2007 Noteholders according to the terms set forth in the Settlement Agreement. Should this occur, whatever property we have transferred to the Settling 2007 Noteholders as a part of the Settlement Agreement will be retained by them and set off against the obligations owed to them by Evergreen, except that the initial payment of $1.45 million would be treated as a forbearance fee. The Settlement Agreement includes the exchange of releases among and between the various parties as well as the dismissal of the Litigation which is now pending. Upon satisfaction of all obligations pursuant to the Settlement Agreement, the 2007 Notes Litigation will be resolved.

Pursuant to the Settlement Agreement, during February 2011, we paid the $1.45 million forbearance fee and made the initial settlement payment of $3.3 million to the Settling 2007 Noteholders.  Pending the Final Settlement Date, we have accounted for the $3.3 million payment as a reduction to the Company’s obligations owed to the 2007 Noteholders pursuant to the terms discussed in the preceding paragraph.  Further, on or about April 4, 2011, $2.0 million of the escrow proceeds (available under the escrow established in connection with the Rosebud Agreement) was released directly to the Settling 2007 Noteholders.  This $2.0 million has also been treated as a reduction in the obligations owed to the 2007 Noteholders pending the Final Settlement Date.

As described above, the 2009 Noteholders will be purchasing $3.2 million of 2007 Notes on the Final Settlement Date from the Settling 2007 Noteholders. Contemporaneously with execution of the Settlement Agreement, we have entered into an agreement with the 2009 Noteholders to replace the $3.2 million of 2007 Notes on the Final Settlement Date with a new convertible note with the following terms: (i) a principal amount of $1.55 million; (ii) one year term commencing with the Final Settlement Date; (iii) a stated interest rate of 7% per annum; and (iv) a convertibility feature under which the note is convertible at any time after the Final Settlement Date until payment in full at the holder’s option into our common stock at a conversion price equal to the market value of the shares on the Final Settlement Date. At the same time we will also issue warrants for the purchase of up to 200,000 shares of our common stock at an exercise price equal to the market value of the shares issued on the Final Settlement Date. The date of issuance of the convertible note and warrants to the 2009 Noteholders will be the Final Settlement Date and the issuance of the convertible note is contingent upon the occurrence of a Final Settlement Date.

C-Lock, Inc. Arbitration and C-Lock Technology, Inc./Evergreen Energy Inc. v. C-Lock Inc. et al.

On June 11, 2010, C-Lock Inc. filed a Demand for Arbitration and Complaint captioned C-Lock Inc. v. C-Lock Technology Inc. (JAMS Arbitration No. 11931). Our subsidiary, C-Lock Technology, Inc. previously entered into an Exclusive Patent Sublicense Agreement with C-Lock Inc. whereby C-Lock Inc. granted to C-Lock Technology an exclusive sublicense of certain patent rights in order to develop and commercialize such rights. The complaint alleges claims for breach of contract and breach of the covenant of good faith and fair dealing and seeks an unspecified amount of money damages and termination of the Sublicense Agreement. C-Lock Technology filed counterclaims against C-Lock Inc. alleging fraud, breach of the covenant of good faith and fair dealing and unjust enrichment. The counterclaims are based on C-Lock Inc.’s acceptance of a $500,000 royalty payment (called for by the Sublicense) under false pretenses.

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

On March 30, 2011, we entered into a Binding Termsheet with C-Lock Inc. v. C-Lock Technology Inc. (JAMS Arbitration No. 11931) and Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott

Zimmerman and C-Lock, Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado) to settle all claims.  All parties agreed to the immediate dismissal of the Arbitration and the Lawsuit with prejudice and each party to bear its own fees and costs.  Additionally, all parties executed broad mutual releases of all claims known and unknown.

Pursuant to the Binding Termsheet, the parties entered into a Second Amended and Restated Non-Exclusive Sublicense Agreement (“Second Sublicense”) replacing the existing Amended and Restated Exclusive Sublicense Agreement.  The Second Sublicense provides the Company and C-Lock Technology Inc. (“CLT”) non-exclusive rights to use certain licensed technology in the energy field for an annual fee of $100,000.

The parties also entered into an option agreement giving us and CLT the option to enter into a Third Amended and Restated Exclusive Sublicense (“Third Sublicense”), provided such option is exercised by December 31, 2011.  The Third Sublicense would provide the Company and CLT with exclusive rights to certain licensed technology in the energy field for an annual license fee of $250,000, plus a royalty equal to the greater of a) 1% of net sales of the entire GreenCert suit, or b) 3% of net sales of the Greenhouse Gas Calculator alone, to the extent such royalty exceeds $250,000.

C-Lock Technology, Inc. Employee Litigation

On March 25, 2010, as amended on October 15, 2010, litigation was commenced against us by two former employees, Vince Cook and Jim Bitonti. Vincent Cook and James V. Bitonti v. C-Lock Technology, Inc., Evergreen Energy Inc., Thomas H. Stoner, Robert S. Kaplan, M. Richard Smith and Manual H. Johnson, Case No. 10CV2417 (District Court for the City and County of Denver, Colorado).   Messrs. Cook and Bitonti received shares of stock of C-Lock Technology, Inc. as part of their compensation pursuant to the C-Lock Technology, Inc. 2007 Restricted Stock Plan.  In accordance with the terms of their individual stock award agreements and the plan, upon termination of their employment, we notified them that we intended to repurchase their shares at fair market value.  In the litigation, Messrs. Cook and Bitonti seek damages alleging breach of contract, breach of fiduciary duty and other theories based on their belief that we failed to pay them fair market value for their shares.  On April 26, 2011, after a one-week trial, the Court issued oral findings of fact and conclusion of law in favor of Messrs. Cook and Bitonti.  A written final judgment has yet to be entered.  The plaintiffs have filed a form of judgment seeking $1,650,000 in damages, plus interest.  We disagree with the Court’s ruling and are considering filing a motion to alter or amend the judgment, or, in the alternative, a new trial.  There is no assurance that the Company’s motion will be granted.  If the Company’s motion is not granted, we will consider appealing the judgment.  Alternatively, we have entered into negotiations with Messrs. Cook and Bitonti to reach a final settlement related to the case.  As a result, we have reserved $600,000 related to anticipated losses related to this case.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011

The following table presents information about our net liabilities measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability—October 2009 preferred stock transaction	342	—	—	342
Put Warrant liability—March 2010 preferred stock transaction	2,820	—	—	2,820
Put Warrant liability—January 2010 common stock offering	$3,249	$—	$—	$3,249

The following table represents the change in fair value for the quarter ended March 31, 2011

	Balance at December 31, 2010	Settlement	Unrealized (Loss) Gain	Realized Gain (Loss)	Balance at March 31, 2011
	(in thousands)
2007 Notes embedded derivatives(1)	$7	$—	$—	$—	$7
Put Warrant liability—October 2009 preferred stock transaction (1)	118	—	(302)	78	342
Put Warrant liability—March 2010 preferred stock transaction (1)	395	—	(2,425)	—	2,820
Put Warrant liability—January 2010 common stock offering(1)	459	—	(2,790)	—	3,249
______________________

(1)
We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of change in control, probabilities of equity offerings, probabilities of stock option grants and probabilities of our future stock prices. We use a Monte-Carlo fair value model run with thousands of iterations to fair value our embedded derivative related to our 2007 Notes. In addition, we use Black Scholes models to value our embedded derivatives related to our put warrants. Our embedded derivatives are recorded in other long-term assets and other long-term liabilities with the fair value adjustment for the unrealized and realized gains/losses recorded in total other (expense)/ income on our consolidated balance sheet and our consolidated statements of operations, respectively.

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

The following table represents the change in fair value for the quarter ended March 31, 2010;

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
______________________

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

(11)   Discontinued Mining and Plant Operations

Mining Operations

On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price was deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement.  Accordingly, the results of operations for the mining segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations and liabilities of discontinued mining operations, respectively. On April 4, 2011, the escrow funds were released.   We received $800,000 of the proceeds and paid $2.0 million pursuant to the Forbearance and Settlement Agreement more fully described Note 9—Commitments and Contingencies.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of discontinued mining operations in the accompanying consolidated balance sheets are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Accounts receivable, net	$—	$—
Restricted cash	2,786	2,785
Other assets	19	35
Accounts payable and accrued liabilities	(37)	(609)
Net assets held for sale in discontinued mining operations	$2,768	$2,211

Discontinued Mining operations consisted of the following:

	March 31, 2011	March 31, 2010

Mining revenue	$—	$12,597
Coal mining operating costs	—	(11,688)
General and administrative	—	(1,486)
Depreciation, depletion & amortization	—	(1,281)
Other loss	—	(2,222)
Loss from discontinued mining operations	$—	$(4,080)

Fort Union site

On August 20, 2010, we entered into an agreement to sell certain property and operations in Campbell County, Wyoming, including the Ft. Union plant, to Synthetic Fuels LLC or its nominee.  On March 29, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming, to Green Bridge Holdings, Inc. a subsidiary of Synthetic Fuels LLC.  Concurrent with the sale, Evergreen and Green Bridge Holdings entered into a lease agreement to provide access to and use of the K-Fuel testing facility and certain equipment located on the Fort Union site for a period of five years at nominal cost to the company.

The sale is expected to provide an aggregate of approximately $7.2 million of available cash to us, comprised of: (i) cash payments of $2.0 million, of which $500,000 was paid at closing, $500,000 is to be paid on the first anniversary of closing and the remaining $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of the $5.2 million of reclamation bonds pertaining to the sold property, which will be paid  pursuant to a note secured by a mortgage on the property and payable on or before the one year anniversary of the closing.  Upon closing, Green Bridge Holdings assumed the environmental liabilities of the site.    Proceeds from the sale will be used for general working capital purposes.

The current portion of the Notes Receivable, as collateralized by a mortgage on the property, is reflected in Notes Receivable and the long-term portion is reflected in Other Assets in our Condensed Consolidated Balance Sheet as of March 31, 2011.  The notes bear interest at 4% per annum to be paid in arrears on a quarterly or annual basis.

 As a result of the signing of the definitive agreement, we have accounted for our plant segment as assets held for sale on our consolidated balance sheets and restated prior year’s balance to reflect this classification. In addition, we have accounted for revenues and expenditures related to our plant segment as discontinued plant operations for all periods presented. As of March 31, 2011, we had recognized $0.1 million in exit costs, of which include selling fees related to the sale. We recorded a net gain of $4.3 million from the sale; the gain resulted from the release of asset retirement obligations (connected to the sold assets) with a balance sheet balance of $4.7 million as at March 29, 2011. Our leasing of the testing facility in Ft. Union resulted in a deferred sale-leaseback profit of $0.3 million which will be amortized to other income throughout the period of the term of the lease. The net gain from the sale is recorded in discontinued plant operations and is included in our operating loss for the three months ended March 31, 2011.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of our plant segment in the accompanying consolidated balance sheets are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Property, Plant and Equipment	$—	$2,038
Restricted cash	—	5,172
Other assets	4	—
Accounts payable and accrued expenses	(183)	(177)
Asset retirement obligation	—	(4,646)
Net assets (liabilities) in discontinued plant operations	$(179)	$2,387

Discontinued Plant Operations is comprised of the following:

	March 31, 2011	March 31, 2010
	(in thousands)
Revenue	$—	$—
Plant costs	(172)	(135)
General and administrative	—	7
Other income	4,248	628
Income from discontinued plant operations	$4,076	$500

 (12)  Financial Statements of Guarantors

The following information sets forth our consolidating statements of operations for the three months ended March 31, 2011 and 2010, our consolidating balance sheets as of March 31, 2011 and December 31, 2010, and our consolidating statements of cash flows for the three months ended March 31, 2011and 2010.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC. As a result of the sale of Buckeye on April 1, 2010, the results of operations for the mining segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations, and liabilities of discontinued mining operations, respectively. In addition, as a result of our signing of a definitive agreement to sell our Fort Union assets, our plant segment that primarily represents revenue and costs related to our Fort Union plant in Gillette has been reclassified to assets of discontinued plant operations and liabilities of discontinued plant operations for our consolidated financial statements. We did not re-allocate our corporate costs nor restate our operating segments results in the comparative period ended March 31, 2010 as a result of the presentation of the mining operations and plant operations as discontinued operations.

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

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$7,899	$—	$27	$—	$7,926
Notes receivable	5,693	—	—	—	5,693
Prepaid and other assets	1,521	—	135	—	1,656
Assets of discontinued plant and mining operations	—	2,809	—	—	2,809
Total current assets	15,113	2,809	162	—	18,084
Property, plant and equipment, net of accumulated depreciation	1,034	—	368	—	1,402
Construction in progress	7,595	—	2,337	—	9,932
Debt issuance costs, net of amortization	341	—	—	—	341
Investment in consolidated subsidiaries	(294,135)	—	—	294,135	—
Due from subsidiaries	291,376	—	—	(291,376)	—
Other assets	2,325	—	1,423	—	3,748
	$23,649	$2,809	$4,290	$2,759	$33,507
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,768	$—	$376	$—	$2,144
Accrued liabilities	1,186	—	743	—	1,929
Other current liabilities	193	—	550	—	743
Liabilities of discontinued plant and mining operations	—	220	—	—	220
Total current liabilities	3,147	220	1,669	—	5,036
Long-term debt	16,998	—	—	—	16,998
Deferred revenue	—	—	7,765	—	7,765
Due to parent	—	237,479	53,897	(291,376)	—
Derivative liability	6,411	—	—	—	6,411
Other liabilities, less current portion	1,213	—	204		1,417
Total liabilities	27,769	237,699	63,535	(291,376)	37,627
Commitments and contingencies
Temporary capital	2	—	—	—	2
Total equity (deficit)	(4,122)	(234,890)	(59,245)	294,135	(4,122)
	$23,649	$2,809	$4,290	$2,759	$33,507

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,946	$—	$28	$—	$2,974
Prepaid and other assets	1,616	—	48	—	1,664
Assets of discontinued mining and plant operations	—	10,030	—	—	10,030
Total current assets	4,562	10,030	76	—	14,668
Property, plant and equipment, net of accumulated depreciation	1,142	—	592	—	1,734
Construction in progress	7,556	—	2,304	—	9,860
Debt issuance costs, net of amortization	512	—	—	—	512
Investment in consolidated subsidiaries	(295,730)	—	—	295,730	—
Due from subsidiaries	295,796	—	—	(295,796)	—
Other assets	1,361	—	1,423	—	2,784
	$15,199	$10,030	$4,395	$(66)	$29,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,398	$—	$300	$—	$2,698
Accrued liabilities	2,361	—	6	—	2,367
Other current liabilities	132	—	550	—	682
Liabilities of discontinued mining and plant operations	—	5,432	—	—	5,432
Total current liabilities	4,891	5,432	856	—	11,179
Long-term debt	21,821	—	—	—	21,821
Deferred revenue	—	—	7,865	—	7,865
Due to parent	—	243,481	52,315	(295,796)	—
Derivative liability	972	—	—	—	972
Other liabilities, less current portion	1,007	—	206	—	1,213
Total liabilities	28,691	248,913	61,242	(295,796)	43,050
Commitments and contingencies
Temporary Capital	3	—	—	—	3
Total equity (deficit)	(13,495)	(238,883)	(56,847)	295,730	(13,495)
	$15,199	$10,030	$4,395	$(66)	$29,558

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	2,730	—	1,745	—	4,475
Depreciation and amortization	149	—	124	—	273
Research and development	—	—	446	—	446
Total operating expenses	2,879	—	2,315	—	5,194
Operating loss	(2,879)	—	(2,215)	—	(5,094)
Other income (expense):
Interest income	5	—	—	—	5
Interest expense	(177)	—		—	(177)
Other income (expense), net	(10,053)		(100)	—	(10,153)
Total other (expense) income	(10,225)	—	(100)	—	(10,325)

Loss from continuing operations	(13,104)	—	(2,315)	—	(15,419)
Gain from discontinued plant and mining operations	—	4,076	—	—	4,076
Equity in gain of subsidiaries	1,761	—	—	(1,761)	—
Net loss	(11,343)	4,076	(2,315)	(1,761)	(11,343)
Less: net loss attributable to non-controlling interest	—	—	—	153	153
Net loss attributable to Evergreen Energy Inc.	$(11,343)	$4,076	$(2,315)	$(1,608)	$(11,190)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	4,518	—	986	—	5,504
Depreciation, depletion and amortization	197	—	297	—	494
Total operating expenses	4,715	—	1,283	—	5,998
Operating loss	(4,715)	—	(1,183)	—	(5,898)
Other income (expense):
Interest income	2	—	—	—	2
Interest expense	(1,073)	—	—	—	(1,073)
Other income (expense), net	2,340	—	(22)	—	2,318
Total other (expense) income	1,269	—	(22)	—	1,247

Loss from continuing operations	(3,446)	—	(1,205)	—	(4,651)
Loss from discontinued plant mining operations	—	(3,580)	—	—	(3,580)
Equity in loss of subsidiaries	(4,785)	—	—	4,785	—
Net loss	(8,231)	(3,580)	(1,205)	4,785	(8,231)
Less: net loss attributable to non-controlling interest	—	—	—	86	86
Net loss attributable to Evergreen Energy Inc.	$(8,231)	$(3,580)	$(1,205)	$4,871	$(8,145)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(5,434)	$—	$(1,434)	$—	$(6,868)
Cash used in operating activities of discontinued plant and mining operations	—	(685)	—	—	(685)
Cash used in operating activities	(5,434)	(685)	(1,434)	—	(7,553)

Investing activities:
Purchases of construction in progress, plant property and equipment	(44)	—	(68)	—	(112)
Proceeds from sale of assets	381		—	—	381
Cash (used in) provided by investing activities of continuing operations	337	—	(68)	—	269
Cash (used in) provided by investing activities of discontinued plant and mining operations	—	—	—	—	—
Cash (used in) provided by investing activities	337	—	(68)	—	269

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—	—	—	14,546
Proceeds from exercise of warrants	1,029	—	—	—	1,029
Payment of note principal related to 2007 Notes	(3,310)	—	—	—	(3,310)
Payments to parent/subsidiaries	(7,380)	—	—	7,380	—
Advances /from parent/subsidiaries	5,193	—	1,502	(6,695)	—
Payments of debt issue cost	(29)	—	—	—	(29)
Cash provided by financing activities of continuing operations	10,049	—	1,502	685	12,236
Cash provided by (used in) financing activities of discontinued plant and mining operations	—	685	—	(685)	—
Cash provided by financing activities	10,049	685	1,502	—	12,236

Increase in cash and cash equivalents	4,952	—	—	—	4,952
Cash and cash equivalents, beginning of period	2,946	—	28	—	2,974
Cash and cash equivalents, end of period	$7,898	$—	$28	$—	$7,926

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(3,670)	$—	$(848)	$—	$(4,518)
Cash used in operating activities of discontinued plant and mining operations	(645)	(1,074)	—	—	(1,719)
Cash used in operating activities	(4,315)	(1,074)	(848)	—	(6,237)

Investing activities:
Purchases of construction in progress, plant property and equipment	—	—	(524)	—	(524)
Proceeds from sale of assets	550	—	—	—	550
Cash (used in) provided by investing activities of continuing operations	550	—	(524)	—	26
Cash used in investing activities of discontinued plant and mining operations	—	(280)	—		(280)
Cash (used in) provided by investing activities	550	(280)	(524)		(254)

Financing Activities:
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—	—	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Payment of note principal related to 2009 Notes	(1,304)	—	—	—	(1,304)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payments to parent/subsidiaries	(15,870)	—	(549)	16,419	—
Advances /from parent/subsidiaries	12,505	—	1,919	(14,424)	—
Payments of debt issue cost	(1,999)	—	—	—	(1,999)
Other	(3)	—	—	—	(3)
Cash provided by financing activities of continuing operations	5,806	—	1,370	1,995	9,171
Cash provided by (used in) financing activities of discontinued plant and mining operations	641	1,354	—	(1,995)	—
Cash provided by financing activities	6,447	1,354	1,370	—	9,171

Increase (decrease) in cash and cash equivalents	2,682	—	(2)	—	2,680
Cash and cash equivalents, beginning of period	2,165	5	37	—	2,207
Cash and cash equivalents, end of period	$4,847	$5	$35	$—	$4,887

(13)  Subsequent Events

On April 12, 2011, we entered into a Asset Purchase Agreement with MR&E Ltd. (“MR&E”) for the sale of  partially completed engineering design and fabricated pressure parts for our 700,000 pound per hour Circulating Fluidized Bed boiler island, (the “Boiler Island”), for $2.9 million.  The cash payments from MR&E are as follows: i) $100,000 upon the signing of the asset purchase agreement; ii) $300,000 on or before May 23, 2011; and iii) $2.5 million on or before July 9, 2011.  This transaction is anticipated to close on July 9, 2011. We had previously impaired the Boiler Island during the fiscal year ended December 31, 2007 and fully impaired the Boiler Island during the fiscal year ended December 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, we use the terms “Evergreen Energy,” “we,” “our,” and “us” to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Bimco Inc. (previously known as Buckeye Industrial Mining Co.) and referred to as “Buckeye” herein. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, and GreenCert™, refer to our technologies and patented processes explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011. As further described in Note 4 – Temporary Capital and Stockholders’ Equity, effective August 20, 2010, we effected a 1 for 12 reverse stock split and all shares and per share amounts have been restated as if the reverse stock split occurred in the applicable periods.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and the Consolidated Financial Statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

 We were founded in 1984 as a cleaner coal technology, energy production and environmental solutions company primarily focused on developing and marketing K-Fuel. Today, Evergreen Energy is comprised of two discrete business units within the clean energy technology sector, which utilize two proprietary and potentially transformative technologies: K-Fuel and the GreenCert suite of software and services. K-Fuel, our patented cleaner coal technology, significantly improves the performance of low-rank sub-bituminous coals and lignite by yielding higher efficiency by applying heat and pressure to reduce moisture. The increase is variable depending on the type of coal we process. Our GreenCert software suite focuses on providing power generators with operational intelligence, analytics to identify fuel and operational efficiency, and address new regulatory pressures regarding environmental emissions. Our K-Fuel and GreenCert technologies are both business and environmental solutions for energy production and generation industries and processes.

Recent Events

During 2010 and through May 2011, we have executed on a number of our strategic objectives as summarized below.

•
On February 3, 2011, we signed a non-binding memorandum of understanding, (MOU), with WPG Resources, (WPG), an exploration Company with deposits of iron ore and coal reserves in South Australia.  The MOU is designed to jointly, develop and commercialize coal upgrading throughout Australia using our K-Fuel technology.

•
During the first quarter of 2011, we re-opened our testing facility in Gillette, Wyoming and have successfully completed coal upgrading tests using our K-Fuel process. We anticipate receiving coal samples from WPG in the near future, for testing using our K-Fuel process.  This will be a key milestone in forming the joint venture described above. We are also currently in negotiations with a number of coal companies that are in various stages of advancing testing arrangements.

•
On February 1, 2011, we executed an agreement to settle an aggregate of $17.3 million of our 2007 Notes and the associated litigation. See further discussion in Note 5—Debt and Note 9—Commitments and Contingencies.

•
On February 14, 2011, we entered into an amendment to the original warrant agreement with a holder of 2009 Convertible Preferred Stock, which resulted in net proceeds to us of $1.0 million.  See further discussion in Note 4 – Temporary Capital and Stockholders’ Equity.

•
On February 14, 2011, we entered into an agreement with other existing 2007 noteholders to exchange $1.4 million in aggregate principal amount of 2007 Notes, for an aggregate of 238,000 shares of our common stock.  See further discussion in Note 5—Debt.

•
On March 30, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming for total consideration of $2.0 million in addition to the replacement of $5.2 million of reclamation bonds.  In conjunction with the sale, we executed a long-term lease agreement for our testing facility on site.  See further discussion in Note 11 – Discontinued Mining and Plant Operations.

•	On April 12, 2011, we sold a fully impaired boiler for $2.9 million. See Note 13—Subsequent Events for further details.

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

See our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion related to our anticipated revenue and expense trends.

RESULTS OF OPERATIONS

Our business lines include the Technology segment and the GreenCert segment. The Technology segment is comprised of all operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, and activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our GreenCert segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. The GreenCert segment represents the operations of our GreenCert software suite.  As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our consolidated financial statements. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the first quarter of 2011 and 2010 were $100,000 and $100,000, respectively.

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

The following table summarizes our general and administrative costs for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Employee non-cash, share-based compensation	$966	$2,005
Employee-related costs	1,095	1,474
Professional fees	1,353	922
Office and travel costs	494	480
Insurance and other	567	623
Total general and administrative	$4,475	$5,504

Employee non-cash, share-based compensation expenses were $1.0 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease for the three months ended March 31, 2011 compared to the same period ended in 2010 was primarily due to a transition agreement we entered into with a former officer. Pursuant to that agreement, we accelerated a vesting of the restricted stock grant and recorded $1.6 million of non-cash compensation for the three months ended March 31, 2010 in our Technology segment.   Partially offsetting this reduction are the impacts of new grants made to various employees, principally in the Technology segment, during the last half of 2010 and first quarter of 2011.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs associated with each of our segments for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Technology	$558	$900
GreenCert	537	574
Total employee-related	$1,095	$1,474

The decrease for the three months ended March 31, 2011 in comparison to the same period in 2010 was due to lower head-count in both our Technology and GreenCert segments.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Technology	$353	$841
GreenCert	1,000	81
Total professional fees	$1,353	$922

Professional fees were $1.4 million and $922,000 for the three months ended March 31, 2011 and 2010, respectively.  The decrease of professional fees in the Technology segment was primarily due to legal fees for the quarter ended March 31, 2010 related to the Buckeye sale and other legal expenses.  Professional fees increased in the GreenCert segment for the quarter ended March 31, 2011 due to higher litigation expense in the first quarter of 2011.  See Note 9—Commitments and Contingencies for further details.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Technology	$360	$321
GreenCert	134	159
Total office and travel	$494	$480

Insurance and other costs primarily include costs related to our property and commercial liability, other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Technology	$532	$487
GreenCert	35	136
Total insurance and other	$567	$623

Other

Interest expense

Interest expense for the quarter ended March 31, 2011 was $177,000 compared to $1.1 million for the same period ended 2010.  The interest expense relates to the 2007 Notes more fully described in Note 5 – Debt.  Pursuant to discontinued operations accounting guidance, interest expense for the quarter ended March 31, 2010 related to our 2009 Notes is reflected in (loss) gain from discontinued mining operations.  The decrease in interest expense for the three months ended March 31, 2011 compared to the same period ended March 31, 2010 is primarily related to the amortization of finance charges related to our 2009 Notes.

(Loss) gain on fair value derivatives

We are required to evaluate the fair value of the embedded derivatives at the end of each reporting period. We recognized a $5.5 million loss on the fair value adjustments for our embedded derivatives for the quarter ended March 31, 2011.  We recognized a $2.3 million gain on the fair value adjustments for our embedded derivatives for the quarter ended March 31, 2010.  These fair value adjustments are non-cash items, and each quarter’s estimations are impacted, in part, by our stock price.  See Note 5 – Debt and Note 9 – Commitments and Contingencies for further discussion related to the 2007 Notes due 2012.

Loss on 2007 Note settlement

We recorded a $3.9 million loss on the 2007 Note settlement during the quarter ended March 31, 2011.  This includes a $1.4 million forbearance fee and $2.5 million of warrants issued pursuant to the settlement agreement.  See Note 9 – Commitments and Contingencies for further details.

Loss on warrant modification and exercise

On February 14, 2011, one share of the 2009 Preferred Stock was converted into 139 shares of our common stock.  Additionally, we entered into an amendment to the original warrant agreement with the holder, in which we gave a cash consideration of $1.5 million paid contemporaneously with the exercise of 321,502 warrants. Upon the exercise of the warrants we received $1.0 million net of the cash consideration paid by us.  We recorded $1.0 million of other expense during the three month period ended March 31, 2011 related to this transaction.  See Note 4 – Temporary Capital and Stockholders’ Equity for further details.

Gain on debt-for-equity exchange transaction

During the quarter ended March 31, 2011, we entered into an individually negotiated agreement with certain existing 2007 noteholders to exchange $1.4 million in principal amount of the 2007 Notes for 237,500 shares of our common stock.  We recorded a $435,000 gain related to this exchange for the quarter ended March 31, 2011.

Discontinued Mining and Plant Operations

Discontinued Mining Operations

Discontinued Mining Operations is comprised of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Mining revenue	$—	$12,597
Coal mining operating costs	—	(11,688)
General and administrative	—	(1,486)
Depreciation, depletion & amortization	—	(1,281)
Other loss	—	(2,222)
Loss from discontinued mining operations	$—	$(4,080)

Discontinued Plant Operations

Discontinued Plant Operations is comprised of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenue	$—	$—
Plant costs	(172)	(135)
General and administrative	—	7
Other income	4,248	628
Income from discontinued plant operations	$4,076	$500

Liquidity and Capital Resources

Overall, we increased our cash used in operations by $1.3 million when comparing the three months ended March 31, 2011 to the same period in 2010. Our cash used in operating activities from continuing operations increased by $2.4 million when compared to the prior year period.  The increase in our use of cash was caused by the $1.45 million forbearance fee paid to the Settling 2007 Noteholders and related settlement advisory and restructuring fees; and an increase in operating expenses (when excluding noncash share-based compensation) primarily due to research and development costs. See further discussion in Note 9—Commitments and Contingencies to the condensed consolidated financial statements included herein.  Our cash used in discontinued operating activities decreased by $1.0 million when compared to the prior year period, primarily due to the cessation of operations in our Mining segment and certain activities at the Fort Union plant.

On-going costs associated with corporate, K-Fuel and GreenCert operations, required us to raise additional capital in 2010 and again in February 2011. As a result, we completed three financing transactions: (i) on March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; (ii) on January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million; and (iii) on February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting $14.5 million of net proceeds, after the offering expenses. See Note 4—Temporary Capital and Stockholders’ Equity to the condensed consolidated financial statements included herein for further description of these financings.

 On March 30, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming, to Green Bridge Holdings, Inc. a subsidiary of Synthetic Fuels LLC.  Concurrent with the sale, we and Green Bridge Holdings entered into a lease agreement to provide access to and use of the K-Fuel testing facility and certain equipment located on the Fort Union site for a period of five years at nominal cost to the company.

The sale is expected to provide an aggregate of approximately $7.2 million of available cash comprised of: (i) cash payments of $2.0 million, of which $500,000 was paid at closing, $500,000 is to be paid on the first anniversary of closing and the remaining $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of the $5.2 million of reclamation bonds pertaining to the sold property, which will be paid  pursuant to a note secured by a mortgage on the property and payable on or before the one year anniversary of the closing.  Upon closing, Green Bridge Holdings assumed the environmental liabilities of the site.  Proceeds from the sale will be used for general working capital purposes.  See further discussion in Note 11 – Discontinued Mining and Plant Operations to the condensed consolidated financial statements included herein.

On February 14, 2011, we entered into an amendment to the original warrant agreement with a holder of 2009 Convertible Preferred Stock, which resulted in net proceeds to us of $1.0 million.  See further discussion in Note 4 – Temporary Capital and Stockholders’ Equity.

On April 12, 2011, we sold a fully impaired boiler for $2.9 million.  See Note 13—Subsequent Events to the condensed consolidated financial statements for further details.

As previously described, on February 1, 2011, we executed a Settlement Agreement that provides for, assuming the final settlement date is reached and the settlement is completed; (i) the settlement of an aggregate of $17.3 million of the 2007 Notes; (ii) the payment of $6.7 million to the Settling 2007 Noteholders; and  (iii) the issuance of a new note for $1.55 million due on the one year anniversary of the final settlement date, that bears interest at 7% and is convertible into shares of our common stock at the market value of the shares on the date the exchange. This agreement also calls for the dismissal of the litigation that is now pending between us, Buckeye, the Settling 2007 Noteholders, and the 2009 Noteholders. Further, on February 14, 2011, we entered into an agreement to exchange $1.4 million of face value of 2007 Notes for 237,500 shares of our common stock. After this exchange and assuming that we close on the Settlement Agreement, there will remain $2.8 million of 2007 Notes outstanding. Further, this will decrease interest incurred from $1.9 million for the year ended December 31, 2010 to an estimated $340,000, on an annualized basis.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. Any of continued market disruptions associated with the economic downturn, lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

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

We have been evaluating strategic alternatives related to GreenCert, including but not limited to evaluation of its relationship to and integration with our K-Fuel technology, potential sale, or joint venture of this business.   We have

completed the first part of this evaluation and have determined that the K-Fuel and GreenCert technologies share only limited synergies and market overlap.   While we complete the evaluation to determine the propriety of a sale or joint venture of the GreenCert business and market conditions, we have taken steps to reduce costs incurred related to this segment.

Historical View

Cash Used in Operating Activities of Continuing Operations

Cash used in operating activities of continuing operations was $6.9 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively.  The majority of the cash used in operating activities of continuing operations for the three months ended March 31, 2011 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities are as follows:

•	Share-based compensation expense to employees and others was $3.1 million and $2.1 million for the three months ended March 31, 2011 and 2010,respectively.

•	Depreciation and amortization expense was $273,000 and $494,000 for the three months ended March 31, 2011 and 2010, respectively.

•
During the three months ended March 31, 2011 and 2010, we adjusted the fair value of various embedded derivatives and incurred non-cash losses and (gains) of $5.5 million and $(2.3) million, respectively.

•	During the three months ended March 31, 2011, we incurred a loss of $1.0 million from the exercise of warrants, of which shares of the 2009 Preferred Stock were converted into common shares.

•	Debt issue cost amortization was $138,000 and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

Cash Provided by Investing Activities of Continuing Operations

Cash provided by investing activities of continuing operations was $269,000 and $26,000 for the three months ended March 31, 2011 and 2010, respectively.  The majority of the uses of cash relate to the following:

•	We spent $524,000 on our capital equipment and GreenCert development for the three months ended March 31, 2010.

•	We received $381,000 and $550,000 in proceeds from the sale of assets during the three months ended March 31, 2011 and 2010, respectively.

Cash Provided by Financing Activities of Continuing Operations

Cash provided by financing activities during the three months ended March 31, 2011 was $12.2 million compared to $9.2 million for the three months ended March 31, 2010.  The increase between the two periods principally relates to the financing activities as further described in Note 4— Temporary Capital and Stockholders’ Equity to the condensed consolidated financial statements included herein.  These increases were offset by payments made to the Settling 2007 Noteholders as further described in Note  9—Commitments and Contingencies to the condensed consolidated financial statements included herein.  Further, payments were made to the 2009 Noteholder during the quarter ended March 31, 2010, which are further described in Note 5 —Debt to the condensed consolidated financial statements included herein.

Cash Used In Discontinued Operations

Cash used in operating activities of discontinued operations during the three months ended March 31, 2011 was $685,000 compared to $1.7 million for the three months ended March 31, 2010. The decrease in net operating cash used was primarily due to the cessation of operations in our Mining segment and a decrease in our Plant expenses. These factors have contributed to the net decrease in cash used from operating activities in discontinued operations.

Cash used in investing activities of discontinued operations was $0 and 280,000 for the three months ended March 31, 2011 and 2010, respectively. Due to the completion of ceasing our operations in our Mining segment and the disposals in our Plant segment during the quarter ended March 2011, we have limited or eliminated our purchases of new equipment and incurred only necessary maintenance costs.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

2007 Notes Litigation

Subsequent to the closing of the sale to Rosebud Mining Company (under the Asset Purchase Agreement, dated March 12, 2010, the “Rosebud Agreement”) of certain assets of our Buckeye Industrial Mining Co. subsidiary (“Buckeye”) and certain assets of Evergreen Energy Inc. and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes (the “2009 Noteholders”), in a case denominated: AQR Absolute Return Master Account L.P., et al. v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH) (the “Litigation”). Evergreen was subsequently added as a defendant in the action. In the litigation, plaintiffs sought: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover “for Buckeye’s benefit” certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes) and (iii) to appoint a receiver to take control of Buckeye’s assets.

In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the assertion of such defenses constituted an Event of Default under the 2007 Note Indenture. In response, we filed a counterclaim in the Litigation naming those plaintiffs as counterclaim defendants. The counterclaim asserts lender liability and other tort claims in connection with the counterclaim defendants’ conduct. The counterclaim also seeks a declaratory judgment that the defenses raised do not constitute an Event of Default under the 2007 Note Indenture and the recovery of monetary damages related to the counterclaim defendants’ wrongful conduct in asserting the Event of Default.

The Court initially issued an ex parte temporary restraining order limiting the Company’s ability to utilize, for working capital or other purposes, the portion of the proceeds which Evergreen received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses). However, on June 8, 2010, the Court issued a ruling in our favor lifting the temporary restraining order and rejecting the plaintiff’s request for a further injunction on the use of these funds as well as the use, upon release by the State of Ohio Department of Environmental Quality, of $5.0 million collateralizing certain environmental reclamation bonds.  Although the Court has issued a ruling in our favor with respect to the portion of the Complaint requesting a preliminary injunction, the remaining claims have not been fully resolved, and the Litigation is continuing. On August 31, 2010, US Bank National Association, in its capacity as Trustee for the 2007 Notes, moved to intervene in the Litigation citing, among other things, its interest in a legal determination of whether the 2007 Notes are in default. To date, the Court has not ruled upon the US Bank motion.

On February 1, 2011, Evergreen and Buckeye entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with certain holders of the 2007 Notes (the “Settling 2007 Noteholders”) and the 2009 Noteholders. The Settlement Agreement provides for the direct redemption by us of approximately $14.1 million in aggregate face value of 2007 Notes currently held by the Settling 2007 Noteholders in exchange for the following: (i) the payment of approximately $6.76 million in cash to the Settling 2007 Noteholders; and (ii) the issuance of warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our common stock at an exercise price of $7.20 per share. The Settlement Agreement also provides for the 2009 Noteholders to purchase $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million, which we will redeem as further described below.

The Settlement Agreement provides for the initial transfer of consideration by us starting with the signature date and running through the final transfer of consideration among the parties on the (the “Final Settlement Date”) which will occur on May 17, 2011.  If, prior to the Final Settlement Date (i) an Event of Default (as defined in the 2007 Indenture) occurs for which a notice of acceleration has not been previously transmitted to the 2007 Trustee other than the delisting of Evergreen from the NYSE Arca Exchange, (ii) a bankruptcy petition is filed by or against Evergreen or any of the subsidiary guarantors of the 2007 Notes which is not cured within specified time limits, or (iii) we default on any of our obligations set forth in the Settlement Agreement or certain other agreements underlying the Settlement Agreement, then the Settling 2007 Noteholders will have the option of retaining the property which has been transferred to them by us, up to the complete consideration we are obligated to transfer under the Settlement Agreement, without further obligation to transfer their 2007 Notes. Exercising such an option would relieve the 2009 Noteholders of their obligations under the Settlement Agreement and would prevent us from redeeming the 2007 Notes held by Settling 2007 Noteholders according to the terms set forth in the Settlement Agreement. Should this occur, whatever property we have transferred to the Settling 2007 Noteholders as a part of the Settlement Agreement will be retained by them and set off against the obligations owed to them by Evergreen, except that the initial payment of $1.45 million would be treated as a forbearance fee. The Settlement Agreement includes the exchange of releases among and between the various parties as well as the dismissal of the Litigation which is now pending. Upon satisfaction of all obligations pursuant to the Settlement Agreement, the 2007 Notes Litigation will be resolved.

Pursuant to the Settlement Agreement, during February 2011, we paid the $1.45 million forbearance fee and made the initial settlement payment of $3.3 million to the Settling 2007 Noteholders.  Pending the Final Settlement Date, we have accounted for the $3.3 million payment as a reduction to the Company’s obligations owed to the 2007 Noteholders pursuant to the terms discussed in the preceding paragraph.  Further, on or about April 4, 2011, $2.0 million of the escrow proceeds (available under the escrow established in connection with the Rosebud Agreement) was released directly to the Settling 2007 Noteholders.  This $2.0 million has also been treated as a reduction in the obligations owed to the 2007 Noteholders pending the Final Settlement Date.

As described above, the 2009 Noteholders will be purchasing $3.2 million of 2007 Notes on the Final Settlement Date from the Settling 2007 Noteholders. Contemporaneously with execution of the Settlement Agreement, we have entered into an agreement with the 2009 Noteholders to replace the $3.2 million of 2007 Notes on the Final Settlement Date with a new convertible note with the following terms: (i) a principal amount of $1.55 million; (ii) one year term commencing with the Final Settlement Date; (iii) a stated interest rate of 7% per annum; and (iv) a convertibility feature under which the note is convertible at any time after the Final Settlement Date until payment in full at the holder’s option into our common stock at a conversion price equal to the market value of the shares on the Final Settlement Date. At the same time we will also issue warrants for the purchase of up to 200,000 shares of our common stock at an exercise price equal to the market value of the shares issued on the Final Settlement Date. The date of issuance of the convertible note and warrants to the 2009 Noteholders will be the Final Settlement Date and the issuance of the convertible note is contingent upon the occurrence of a Final Settlement Date.

C-Lock, Inc. Arbitration and C-Lock Technology, Inc./Evergreen Energy Inc. v. C-Lock Inc. et al.

On June 11, 2010, C-Lock Inc. filed a Demand for Arbitration and Complaint captioned C-Lock Inc. v. C-Lock Technology Inc. (JAMS Arbitration No. 11931). Our subsidiary, C-Lock Technology, Inc. previously entered into an Exclusive Patent Sublicense Agreement with C-Lock Inc. whereby C-Lock Inc. granted to C-Lock Technology an exclusive sublicense of certain patent rights in order to develop and commercialize such rights. The complaint alleges claims for breach of contract and breach of the covenant of good faith and fair dealing and seeks an unspecified amount of money damages and termination of the Sublicense Agreement. C-Lock Technology filed counterclaims against C-Lock Inc. alleging fraud, breach of the covenant of good faith and fair dealing and unjust enrichment. The counterclaims are based on C-Lock Inc.’s acceptance of a $500,000 royalty payment (called for by the Sublicense) under false pretenses.

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

On March 30, 2011,  we entered into a Binding Termsheet with C-Lock Inc. v. C-Lock Technology Inc. (JAMS Arbitration No. 11931) and Evergreen Energy Inc. and C-Lock Technology, Inc. vs. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock, Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado) to settle all claims.  All parties agreed to the immediate dismissal of the Arbitration and the Lawsuit with prejudice and each party to bear its own fees and costs.  Additionally, all parties executed broad mutual releases of all claims known and unknown.

Pursuant to the Binding Termsheet, the parties entered into a Second Amended and Restated Non-Exclusive Sublicense Agreement (“Second Sublicense”) replacing the existing Amended and Restated Exclusive Sublicense Agreement.  The Second Sublicense provides the Company and C-Lock Technology Inc. (“CLT”) non-exclusive rights to use certain licensed technology in the energy field for an annual fee of $100,000.

The parties also entered into an option agreement giving us and CLT the option to enter into a Third Amended and Restated Exclusive Sublicense (“Third Sublicense”), provided such option is exercised by December 31, 2011.  The Third Sublicense would provide the Company and CLT with exclusive rights to certain licensed technology in the energy field for an annual license fee of $250,000, plus a royalty equal to the greater of a) 1% of net sales of the entire GreenCert suit, or b) 3% of net sales of the Greenhouse Gas Calculator alone, to the extent such royalty exceeds $250,000.

C-Lock Technology, Inc. Employee Litigation

On March 25, 2010, as amended on October 15, 2010, litigation was commenced against us by two former employees, Vince Cook and Jim Bitonti. Vincent Cook and James V. Bitonti v. C-Lock Technology, Inc., Evergreen Energy Inc., Thomas H. Stoner, Robert S. Kaplan, M. Richard Smith and Manual H. Johnson, Case No. 10CV2417 (District Court for the City and County of Denver, Colorado).   Messrs. Cook and Bitonti received shares of stock of C-Lock Technology, Inc. as part of their compensation pursuant to the C-Lock Technology, Inc. 2007 Restricted Stock Plan.  In accordance with the terms of their individual stock award agreements and the plan, upon termination of their employment, we notified them that we intended to repurchase their shares at fair market value.  In the litigation, Messrs. Cook and Bitonti seek damages alleging breach of contract, breach of fiduciary duty and other theories based on their belief that we failed to pay them fair market value for their shares.  On April 26, 2011, after a one-week trial, the Court issued oral findings of fact and conclusion of law in favor of Messrs. Cook and Bitonti.  A written final judgment has yet to be entered.  The plaintiffs have filed a form of judgment seeking $1,650,000 in damages, plus interest.  We disagree with the Court’s ruling and are considering filing a motion to alter or amend the judgment, or, in the alternative, a new trial.  There is no assurance that the Company’s motion will be granted.  If the Company’s motion is not granted, we will consider appealing the judgment.  Alternatively, we have entered into negotiations with Messrs. Cook and Bitonti to reach a final settlement related to the case.  As a result, we have reserved $600,000 related to anticipated losses related to this case.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on  Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2011, we entered into an agreement with certain existing noteholders to exchange $1.4 million in aggregate principal amount of the 8.00% convertible secured notes due 2012, for an aggregate of 237,500 shares of our common stock. Prior to the exchange of notes for common stock, the converting noteholder agreed to release the guarantee issued pursuant to the indenture with respect to such notes being exchanged such that, at the time of the exchange, such notes being exchanged were not guaranteed securities and were solely securities of ours. The exchange was made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act. No commission or remuneration was paid or given, directly or indirectly, for soliciting such exchange.

In March 2011, we issued 75,376 shares of our common stock to SSSF in payment of $233,664 of compensation due and payable.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

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

4.22	(3)(a)(9) Exchange Agreement dated September 27, 2010 with Dynamis Energy Fund, LP (incorporated by reference to Exhibit 4.22 to our Form 10-Q for the quarter ended September 30, 2010).

4.23	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 20, 2010).

4.24	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed November 3, 2010).

4.25	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed January 3, 2011).

4.26	Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 1, 2011).

4.27	Form of Warrant Agreement with Settling 2007 Noteholders (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).

4.28	Form of Warrant Agreement with 2009 Noteholders (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).

4.29	Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).

4.31	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 2, 2011).

4.32	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 3, 2011).

10.1	Professional Services Agreement with Stanhill Special Situations Funds.*

10.2	Forbearance and Settlement Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 2, 2011).

10.3	Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 2, 2011).

10.4	Form of Note Agreement (incorporated by reference to Exhibit 10.3 to our Form 8-K filed February 2, 2011).

10.5	Asset Purchase Agreement dated August 20, 2011 with Landrica Development Company.*

10.6	Professional Services Agreement with Crosby (Hong Kong) Limited.*

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	NYSE Arca Presentation dated February 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 15, 2011).

99.2	Shareholder Letter dated March 15, 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed March 15, 2011).

*	Filed herewith.

**	Management contracts and compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: May 11, 2011	By:	/s/ THOMAS H. STONER, JR.
Thomas H. Stoner, Jr.
Chief Executive Officer

Date: May 11, 2011	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Executive Vice President and Chief Financial Officer