Form 10-Q
period 2011-06-30
EVERGREEN ENERGY INC
filed 2011-08-12
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 1, 2011 there were 26,475,258 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
	(in thousands)
Assets
Current:
Cash and cash equivalents	$4,416	$2,974
Notes receivable	5,693	—
Prepaid and other assets	1,932	1,664
Assets of discontinued plant operations	—	7,210
Assets of discontinued mining operations	27	2,820
Total current assets	12,068	14,668
Property, plant and equipment, net of accumulated depreciation	1,087	1,734
Construction in progress	7,635	9,860
Other assets	3,759	3,296
	$24,549	$29,558

Liabilities, Temporary Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,315	$2,698
Accrued liabilities	2,781	2,367
Short-term debt	1,239	—
Other current liabilities	592	682
Liabilities of discontinued plant operations	176	4,823
Liabilities of discontinued mining operations	37	609
Total current liabilities	6,140	11,179
Long-term debt	2,851	21,821
Deferred revenue	7,815	7,865
Derivative liability	3,344	972
Other liabilities, less current portion	1,373	1,213
Total liabilities	21,523	43,050
Commitments and contingencies
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 7 shares authorized; .002 and .003 outstanding, respectively	2	3
Stockholders’ deficit:
Preferred stock, $.001 par value, shares authorized 19,999; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 26,451 and 18,888 shares issued and outstanding, respectively	26	19
Additional paid-in capital	560,846	539,348
Accumulated deficit	(554,777)	(550,285)
Equity (deficit) attributable to Evergreen Energy Inc. stockholders’	6,095	(10,918)
Deficit attributable to noncontrolling interest	(3,071)	(2,577)
Total stockholders’ equity (deficit)	3,024	(13,495)
	$24,549	$29,558

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except for per share amounts)

Operating revenues:
GreenCert licensing	$100	$103	$200	$203
Total operating revenue	100	103	200	203

Operating expenses:
General and administrative	4,330	3,174	8,802	8,672
Depreciation and amortization	255	485	529	979
Research and development	199	195	645	194
Impairment expense	2,472	—	2,472	—
Total operating expenses	7,256	3,854	12,448	9,845

Operating loss	(7,156)	(3,751)	(12,248)	(9,642)

Other income (expense):
Interest income	70	4	75	6
Interest expense	(46)	(459)	(224)	(1,532)
Gain (loss) on fair value derivatives	3,067	2,347	(2,450)	4,910
Loss on warrant modification and exercise	—	—	(1,021)	—
Gain on debt-for-equity exchange transaction	—	—	435	—
Gain (loss) on early extinguishment of debt	10,193	(2,267)	6,710	(2,267)
Other income (expense), net	213	193	(354)	(50)
Total other income (expense)	13,497	(182)	3,171	1,067

Income (loss) from continuing operations	6,341	(3,933)	(9,077)	(8,575)
Income (loss) from discontinued plant operations	15	(56)	4,091	435
Loss from discontinued mining operations	—	(798)	—	(4,879)
Net income (loss)	6,356	(4,787)	(4,986)	(13,019)
Less: net (loss) income attributable to noncontrolling interest	(341)	84	494	170
Net income (loss) attributable to Evergreen Energy Inc.	6,015	(4,703)	(4,492)	(12,849)
Dividends on preferred stock	—	—	—	(4,312)
Net income (loss) attributable to common shareholders	$6,015	$(4,703)	$(4,492)	$(17,161)
Basic net income (loss) per common share from continuing operations	$0.24	$(0.28)	$(0.36)	$(0.51)
Diluted net income per common share from continuing operations	$0.22	$—	$—	$—
Basic net income (loss) per common share from discontinued mining and plant operations	$0.00	$(0.06)	$0.16	$(0.27)
Dilutive net income (loss) per common share from discontinued mining and plant operations	$0.00	$—	$—	$—
Basic net loss attributable to common shareholders per share	$0. 23	$(0.33)	$(0.18)	$(1.03)
Dilutive net income attributable to common shareholders per share	$0.21	$—	$—	$—
Basic weighted-average common shares outstanding	26,420	14,144	24,896	16,681
Dilutive weighted-average common shares outstanding	28,437	—	—	—

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	Equity
	(in thousands)

Balance at January 1, 2011	$(10,918)	$(2,577)	$(13,495)
Sale of common stock	14,546	—	14,546
Preferred stock converted to common	2,128	—	2,128
Debt-for-equity exchange	968	—	968
Warrants issued in early extinguishment of debt	2,059	—	2,059
Share-based compensation expense related to employees, directors and other	1,649	—	1,649
Other	155	—	155
Net loss	(4,492)	(494)	(4,986)
Balance at June 30, 2011	$6,095	$(3,071)	$3,024

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Operating activities:
Net loss from continuing operations	$(9,077)	$(8,575)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	1,649	2,324
Gain on early extinguishment of debt	(8,427)	—
Loss from exercise of warrants	1,021	—
Depreciation and amortization	529	979
Derivative fair value adjustment	2,450	(3,232)
Amortization of debt issuance costs	116	2,259
Amortization of initial fair value of derivative	(46)	(92)
Impairment of assets	2,472	—
Gain on debt-for-equity exchange	(435)	—
Other	120	109
Changes in operating assets and liabilities:
Accounts receivable	—	567
Prepaid expenses and other assets	(64)	(669)
Deferred revenue and other obligations	(262)	(390)
Accounts payable and accrued expenses	(907)	(1,817)
Cash used in operating activities of continuing operations	(10,861)	(8,537)
Cash provided by (used in) operating activities of discontinued mining and plant operations	(676)	(4,644)
Cash used in operating activities	(11,537)	(13,181)

Investing activities:
Purchases of construction in progress, property, plant, and equipment	(190)	(1,324)
Proceeds from sale of assets	381	—
Cash provided by (used in) investing activities of continuing operations	191	(1,324)
Cash provided by investing activities of discontinued mining and plant operations	2,785	23,537
Cash provided by investing activities	2,976	22,213

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—
Proceeds from the 2010 common stock sale, net of offering costs	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	—	8,746
Proceeds from exercise of warrants	1,029	—
Payment of dividends on convertible preferred stock	—	(4,312)
Payment of note principal related to 2007 Notes	(5,310)	—
Payment of note principal related to 2009 Notes	—	(17,250)
Payment of debt issue costs	(262)	(1,999)
Other	—	(6)
Cash provided by (used in) financing activities of continuing operations	10,003	(6,778)
Cash used in financing activities of discontinued mining operations	—	—
Cash provided by (used in) financing activities	10,003	(6,778)

Increase in cash and cash equivalents	1,442	2,254
Cash and cash equivalents, beginning of period	2,974	2,207
Cash and cash equivalents, end of period	$4,416	$4,461

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

In this Form 10-Q, we use the terms “Evergreen Energy,” ‘Evergreen,” “we,” “our,” “us” and Company to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Bimco Inc. (previously known as Buckeye Industrial Mining Co.) and referred to as “Buckeye” herein. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, and GreenCert™, refer to our technologies and patented processes explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011. As further described in Note 5 — Temporary Capital and Stockholders’ Equity, effective August 20, 2010, we effected a 1 for 12 reverse stock split and all shares and per share amounts have been restated as if the reverse stock split occurred in the applicable periods.

(1)   Business

We were founded in 1984 and are a cleaner coal technology company that offers environmental solutions for the energy production and generation industries, primarily through our patented clean coal process and technology, K-Fuel.  K-Fuel significantly improves the performance of low-rank sub-bituminous and brown coals and lignite. The process yields higher efficiency levels, which are variable depending on the type of coal processed, by applying heat and pressure to low-rank coals to reduce moisture.  Our GreenCert software suite focuses on providing power generators with operational intelligence and analytics to identify operational efficiencies.  Through August 2011, we have executed on a number of our strategic objectives as follows:

•                  On June 9, 2011, we completed the formation of our venture with WPG Resources, an Australian listed mineral resources company, to jointly develop and produce K-Fuel, using our coal upgrading technology, throughout Australia. The venture, Southern Coal Holdings (SCH) is 50% owned by WPG Resources and 50% by us, and was incorporated in Australia in 2010 as a private limited liability company.  See Managements’ Discussion and Analysis contained in this Form 10-Q for further details about our business and current events.

•                  On May 17, 2011, we satisfied all conditions under the previously announced Forbearance and Settlement Agreement (the “Settlement Agreement”).  On February 1, 2011, we entered into the Settlement Agreement with certain holders of the 2007 Notes and holders of the 2009 Notes which  provided for : (i) the purchase by the 2009 Noteholders of $3.2 million of 2007 Notes from the Settling 2007 Noteholders for a price of $1.6 million; (ii) the ongoing direct redemption of $14.1 million in aggregate face value of 2007 Notes previously held by the Settling 2007 Noteholders; (iii) the issuance of warrants to the 2009 Noteholders for the purchase of up to 200,000 shares of our company’s common stock at $1.89 per share; (iv) the issuance of  warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our stock at an exercise price of $7.20 per share; and (v) the issuance to the 2009 Noteholders of a one-year $1.55 million convertible note, bearing interest at 7% per annum and convertible into shares of our common stock at a conversion price equal to $1.89 per share. See further discussion in Note 10—Commitments and Contingencies.

•                  During the first quarter of 2011, we re-opened our testing facility in Gillette, Wyoming and have successfully completed coal upgrading tests using our K-Fuel process. See Management’s Discussion and Analysis contained in this Form 10-Q for further details about our business and current events.

•                  On March 29, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming for total consideration of $2.0 million in addition to the replacement of $5.2 million of reclamation bonds.   See further discussion in Note 12 — Discontinued Operations.

•                  On February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting in $14.5 million of net proceeds, after offering costs.  See further discussion in Note 5 — Temporary Capital and Stockholders’ Equity.

We continue to require additional capital to fully fund our operations, principally the development of our K-Fuel process and our SCH investment. Further, as opportunities arise to accelerate the expansion of our K-Fuel technology, or our anticipated operating cash outflows are greater than expected due to, among other things, unexpected costs in the development of our K-Fuel process and business opportunities, we may need to obtain further funding. We have a history of losses, deficits, and negative operating cash flows and may continue to incur losses in the future. For the period starting from the year of incorporation in 1988 through June 30, 2011, we have incurred a cumulative net loss of $554.8 million. We continue to evaluate our cash position and cash utilization, and have and will make additional adjustments to capital or certain operating expenditures. However, because of the need for additional capital, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

These financial statements and related notes thereto contain unaudited information as of and for the three and six months ended June 30, 2011 and 2010.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations  and cash flows as of and for the  six months ended June 30, 2011 and 2010 and financial position for the periods ended June 30, 2011 and December 31, 2010.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the six month period ended June 30, 2011 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of June 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on March 14, 2011.

(2)   Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. We do not consolidate our SCH investment, the 50% owned company in Australia, nor do we consolidate Evergreen-China Energy Technology Co., Ltd, our 30% owned company in China (Evergreen-China); but record their activities using the equity method of investment.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The factors described above raise substantial doubt regarding our ability to continue as a going concern. We plan to obtain additional equity capital to finance our K-Fuel development and marketing initiatives, and our future operations. However, there is no assurance that we will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Net income (loss) Per Common Share.   Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended June 30, 2011 and 2010.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended June 30, 2011 and 2010 were  17.9 million and 5.0 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share for the three months ended June 30, 2010 and the six months ended June 30, 2011 and 2010 because the impact of such inclusion would be anti-dilutive.  However, during the three months ended June 30, 2011, we had net income and have calculated the dilutive earnings per share.  Diluted earnings per common share reflects the potential dilution that could occur if certain outstanding stock options and warrants are exercised, convertible debt was converted and share grants are vested.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations for the three months ended June 30, 2011:

Three months ended June 30, 2011
(in thousands)
Basic weighted average shares outstanding	26,420
Dilutive effect of options with strike prices equal to or less than the average price of our common stock during the period, calculated using the treasury stock method	130
Dilutive effect of share grants	50
Dilutive effect of warrants with strike prices equal to or less than the average price of our common stock during the period, calculated using the treasury stock method	750
Dilutive effect of convertible debt	1,087
Dilutive weighted average shares outstanding	28,437

Recent accounting pronouncements.  Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to us.

(3)   Supplemental Cash Flow Information

	June 30, 2011	June 30, 2010
	(in thousands)

Cash paid for interest	$862	$4,527
Interest capitalized	147	222
Accounts payable and accrued expenses included in construction in progress, property, plant and equipment	—	89
Transfers from construction in progress to property, plant and equipment	—	81

(4) Property Plant and Equipment and Construction in Progress

We are required to test our GreenCert capitalized software development costs for recoverability at each reporting period.  Due to the unlikelihood that Green House Gas legislation will be passed in the United States in the near-term for energy-related companies, we believe there is uncertainty regarding our ability to generate revenue from the GreenCert Energy System and to recover our costs from the creation and sale of carbon credits.  As a result of this recoverability test, we impaired capitalized costs related to our GreenCert energy software module by $2.5 million, during the three and six months ended June 30, 2011, of which $2.4 million was previously reflected in construction in progress and $100,000 in property plant and equipment in our condensed consolidated balance sheet.

On April 12, 2011,we entered into a Asset Purchase Agreement with MR&E Ltd. (“MR&E”) as an agent for a third party for the sale of the Company’s 700,000 pound per hour Circulating Fluidized Bed boiler island, (the “Boiler Island”), for $2.9 million.  The cash payments due from the third party were as follows: i) $100,000 upon the signing of the asset purchase agreement; ii) $300,000 on or before May 23, 2011; and iii) $2.5 million on or before July 9, 2011.   We received the first $100,000 payment upon the signing of the agreement.  However, the purchaser of the Boiler Island did not make the final two payments as described above and as a result, is in default of the Asset Purchase Agreement as of July 11, 2011.  We are considering our remedies against the purchaser. We also initiated a fresh process for selling the Boiler Island.

(5)   Temporary Capital and Stockholders’ Equity

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

The sale resulted in an aggregate of $15,990,000 of proceeds from the sale of common stock. The offering price of the common stock was $2.60 per share. Each of the investors has entered into a registration rights agreement which required us to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) registering for resale by the investors the shares of common stock acquired pursuant to the securities purchase agreement.  We filed the registration statement on March 14, 2011 and such registration statement was declared effective by the SEC on April 15, 2011.

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

2010 Convertible Preferred Stock

On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we sold an aggregate of 9,312.5 shares of our Series C Preferred Stock, or “2010 Preferred Stock” and warrants to purchase 1,041,667 shares of common stock to such investors for gross proceeds of approximately $9.3 million. The net proceeds from the sale of the preferred stock, after deducting placement agent fees, offering expenses and amounts placed in escrow, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, were $4.5 million.   Simultaneously, 9,311.5 shares of the 2010 Preferred Stock were converted into common shares, and as of June 30, 2011 and December 31, 2010, one share of 2010 Preferred Stock was outstanding.

The warrant agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $1.9 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to determine the fair value of this put warrant liability at each reporting period and, as a result, we recorded $1.1 million of other expense and $909,000 of other income during the six months ended June 30, 2011 and 2010, respectively.  During the three months ended June 30, 2011 and 2010 we recorded $1.3 million of other income and $1.0 million of other income, respectively.

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

The warrant agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control, which result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $3.4 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to determine the fair value of the put warrant liability at each reporting period and, as a result, we recorded $1.5 million of other income and $1.2 million of other income during the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, we recorded $1.2 million of other expense and $2.3 million of other income, respectively.

2009 Convertible Preferred Stock

On October 21, 2009, we completed the sale of an aggregate offering price of $6,973,380 of Series B Convertible preferred stock, or “2009 Preferred Stock” and detachable warrants.  All but two shares of the 2009 Preferred Stock were converted to common stock in the fourth quarter of 2009, and substantially all of the escrow deposit was paid to the holders as a dividend.

The warrant agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control, which result in the warrants being recorded as liabilities. We used a fair value modeling technique to value this put warrant liability and recorded $2.3 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to determine the fair value of this put warrant liability at each reporting period and, as a result, we recorded $180,000 of other income and $302,000 of other expense during the three and six months ended June 30, 2011, respectively.  During the three months and six months ended June 30, 2010 we recorded $591,000 and $948,000 of other income, respectively.

On February 14, 2011, one share of the 2009 Preferred Stock was converted into 139 shares of our common stock.  Additionally, we entered into an amendment to the original warrant agreement with the holder, in which we gave cash consideration of $1.5 million paid contemporaneously with the exercise of 321,502 warrants. Upon the exercise of the warrants we received $1.0 million net of the cash consideration paid to us.  We recorded $1.0 million of other expense during the six month period ended June 30, 2011 related to this transaction.  As of June 30, 2011, one share of the 2009 Preferred Stock remains outstanding.

(6)   Debt

2011 Notes

On May 17, 2011, in connection with the settlement of the 2007 Notes Litigation, we entered into a convertible note agreement with the holders of the 2009 Notes, with the following terms: (i) principal amount of $1.55 million; (ii) maturity date of May 17, 2012; (iii) stated interest rate of 7% per annum, payable upon maturity; and (iv) convertible (in whole or in part), at any time after the May 17, 2011 until payment of the note in full, at the holder’s option, into shares of our common stock at a conversion price equal to $1.89 per share (the “2012 Notes”).  We also issued warrants to purchase up to 200,000 shares of our common stock at an exercise price per share of $1.89. We fair valued the warrants using the Black-Scholes option pricing model and recorded $199,000 of debt issuance costs for these warrants.  The fair value calculation for these warrants will be amortized over the life of the note.  See further discussion in Note 10—Commitments and Contingencies.

2009 Notes

On March 20, 2009, we executed a Senior Secured Convertible Note Agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (“2009 Notes”), in three $5 million tranches.  On April 1, 2010, we closed the sale of Buckeye and repaid the outstanding notes, including accrued interest and fees, totaling $19.2 million. We recorded a loss on the early extinguishment of these notes totaling $3.7 million primarily related to the acceleration of debt issuances costs, the acceleration of exit fees and the write-off of our derivatives described below.  In addition, pursuant to discontinued operations guidance, the interest expense for the 2009 Notes has been reflected in discontinued mining operations for the period ended June 30, 2010.

We were required to adjust the conversion price upon the occurrence of a future issuance of stock or warrants at a price less than the 2009 Notes conversion price. We used a fair value modeling technique to value this derivative and were required to fair value the derivative at each reporting period and, as a result, we recorded $680,000 of other income for both of the three and six months ended June 30, 2010, by decreasing the fair value of the derivative liability.

2007 Notes

On July 30, 2007, we completed the sale of our Convertible Secured Notes due 2012 (“2007 Notes”).   Over the last several years and through December 31, 2010, we completed a series of transactions which reduced our debt by $78.2 million.  On February 1, 2011, we executed an agreement to settle an aggregate of $17.3 million of our 2007 Notes and the associated litigation.  See further discussion in Note 10—Commitments and Contingencies.

During the period ended June 30, 2011, we entered into an individually negotiated agreement with certain existing noteholders to exchange $1.4 million in aggregate principal amount for an aggregate of 237,500 shares of our common stock.  Prior to each exchange of 2007 Notes for common stock, each of the converting noteholders agreed to release each guarantee issued pursuant to the indenture with respect to such 2007 Notes being exchanged such that, at the time of each exchange, such 2007 Notes being exchanged were not guaranteed securities and were solely securities of Evergreen Energy. We recognized a $435,000 gain, after reduction for transaction costs and the non-cash write off of debt issue costs and related embedded derivatives associated with this exchange transaction for the six months ended June 30, 2011.

(7)   Segments

Our business lines include the Technology segment and the GreenCert segment. The Technology segment is comprised of all operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, our testing facility in Gillette, Wyoming, activities of our SCH investment, and activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our GreenCert segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our GreenCert software suite focuses on providing the owners and operators of the power generation companies’ collaborative tools and business analytics to improve profitability and efficiencies throughout their energy fleets. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker.  As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our condensed consolidated financial statements.

We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	GreenCert	Technology	Total	GreenCert	Technology	Total

Operating revenues:
GreenCert licensing	$100	$—	$100	$103	$—	$103
Total segment revenue	100	—	100	103	—	103

Operating expenses:
General and administrative	1,838	2,492	4,330	948	2,226	3,174
Total segment operating expense:	1,838	2,492	4,330	948	2,226	3,174

Segment operating loss	$(1,738)	$(2,492)	$(4,230)	$(845)	$(2,226)	$(3,071)

Reconciliation to net loss:

Total segment operating (loss)			$(4,230)			$(3,071)
Depreciation and Amortization			(255)			(485)
Research and development			(199)			(195)
Impairment expense			(2,472)			—
Other income (expense), net			13,497			(182)
Income (loss) from discontinued operations			15			(854)
Net income(loss) attributable to noncontrolling interest			(341)			84
Net income (loss) attributable to Evergreen Energy Inc.			$6,015			$(4,703)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	GreenCert	Technology	Total	GreenCert	Technology	Total

Operating revenues:
GreenCert licensing	$200	$—	$200	$203	$—	$203
Total segment revenue	200	—	200	203	—	203

Operating expenses:
General and administrative	3,597	5,205	8,802	1,936	6,736	8,672
Total segment operating expense:	3,597	5,205	8,802	1,936	6,736	8,672

Segment operating loss	$(3,397)	$(5,205)	$(8,602)	$(1,733)	$(6,736)	$(8,469)

Total assets	$257	$24,265	$24,522

Reconciliation to net loss:

Total segment operating (loss)			$(8,602)			$(8,469)
Depreciation and Amortization			(529)			(979)
Research and development			(645)			(194)
Impairment expense			(2,472)			—
Other expense, net			3,171			1,067
Income (loss)from discontinued operations			4,091			(4,444)
Net loss attributable to noncontrolling interest			494			170
Net loss attributable to Evergreen Energy Inc.			$(4,492)			$(12,849)

(8) Stock Grants and Options

We measure and recognize compensation expense for all stock grants and options granted to employees, members of our board of directors and consultants, based on estimated fair values. We estimate the fair value of share-based payment awards on the grant date. We generally use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock grants are valued based upon the closing price of our common stock on the date of grant unless there are market vesting conditions. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. We are required to make estimates of the fair value of the related instruments and the period benefited.

Stock options

During the six months ended June 30, 2011, we granted 943,000 options to executives and employees which immediately vested with 40% at an exercise price of $0.65, 30% at an exercise price of $0.98, 15% at an exercise price of $1.14 and 15% at an exercise price of $1.46.  During the six months ended June 30, 2010, we granted 191,000 stock options to our board of directors which immediately vested on the date of grant and expire three years from the grant date. The following table summarizes the assumptions used to value stock options granted during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Weighted-average:
Risk free interest rate	2.02%	1.61%
Expected option life (years)	5	3
Expected volatility	103%	114%
Expected dividends	None	None

Restricted Stock

Restricted stock awards to employees under our equity plans contain time and performance or market vesting criteria. These grants usually vest over a three to five year period with 20% to 33% vesting each year, if the agreed upon performance criteria have been achieved, if applicable.  Restricted stock awards granted to our directors immediately vest on grant date.  We granted 85,000 and 0 shares of restricted stock awards to our employees and directors during the six months ended June 30, 2011 and 2010, respectively.

(9)   Related Parties

Consulting

On January 2, 2011, our Board of Directors, upon the recommendation of the Corporate Governance and Nominating Committee, appointed Ilyas Khan to the Board of Directors as Executive Chairman. In connection with Mr. Khan’s election, we became party to a Professional Services Agreement (‘‘PSA’’) with Stanhill Special Situations Fund, formerly known as Crosby Special Situations Fund, (‘‘SSSF’’) effective December 31, 2010, pursuant to which SSSF will assist us with business development and financing services. Mr. Khan is designated as the lead consultant under the PSA and was elected as Executive Chairman of the Board pursuant thereto. Mr. Khan is an indirect owner and a strategic advisor to SSSF. We have compensated SSSF as follows: the issuance of warrants to purchase an aggregate of 1,238,150 shares of common stock, with the following exercise prices: 495,260 shares at $0.65 per share; 371,445 shares at $0.98 per share; 185,723 shares at $1.14 per share; and 185,722 shares at $1.46 per share; and a monthly fee, payable in arrears, totaling £250,000 per year. SSSF also receives reimbursement for out of pocket expenses, not to exceed £150,000 per year. In March 2011, the Board approved the issuance of 75,376 shares of common stock to be issued in lieu of $233,664 cash compensation due to SSSF for the period March 2011 through September 2011, determined using the closing price of our stock on March 31, 2011 and such shares were issued on April 21, 2011.  Effective July 1, 2011, the compensation we pay to SSSF was amended so that the monthly fee, payable in arrears, totals £300,000 per year, and is payable in the amount of £4,167 per month for the period July 2011 through September 2011, and in the amount of  £25,000 per month thereafter.  The total annual compensation to SSSF related to the PSA is approximately $490,000 per year, based upon current exchange rates.

In connection with the 2011 Private Placement, we became party to a Professional Services Agreement with Crosby (Hong Kong) Limited (‘‘CHKL’’) effective January 20, 2011. We compensated CHKL by (i) a cash fee payment of $663,750 in the first quarter of 2011, and (ii) issuance of warrants to purchase 283,654 shares of our common stock with an exercise price of $2.60 per share. The warrants were issued effective February 1, 2011 and have a five year term.

GreenCert

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. See Note 10—Commitments and Contingencies for further details.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of June 30, 2011 and June 30, 2010 represent an 8% ownership interest in C-Lock Technology, Inc.

K-Fuel Royalties

In 1996, we amended our agreement with Koppelman Ventures, LLC (successor to Edward Koppelman), which we refer to as Koppelman Ventures, to pay Koppelman Ventures 25% of worldwide licensing and royalty revenue received by us until reaching an aggregate amount of $75.2 million. Mr. Koppelman provided us an indemnification against potential claims made by certain parties if we licensed the technology. In addition, it is our understanding that Mr. Theodore Venners, our founder, is entitled to a 20% share of amounts paid to Koppelman Ventures.

(10)   Commitments and Contingencies

Litigation

2007 Notes Litigation

Subsequent to the closing of the sale to Rosebud Mining Company (under the Asset Purchase Agreement dated March 12, 2010, the “Rosebud Agreement”) of certain assets of our Buckeye Industrial Mining Co. subsidiary (“Buckeye”) and certain assets of Evergreen Energy Inc. and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes (the “2009 Noteholders”), in a case denominated: AQR Absolute Return Master Account L.P., et al. v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH) (the “Litigation”). Evergreen was subsequently added as a defendant in the action. In the Litigation, plaintiffs sought: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover “for Buckeye’s benefit” certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes) and (iii) to appoint a receiver to take control of Buckeye’s assets.

In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the assertion of such defenses constituted an Event of Default under the 2007 Note Indenture. In response, we filed a counterclaim in the Litigation naming those plaintiffs as counterclaim defendants. The counterclaim asserted lender liability and other tort claims in connection with the counterclaim defendants’ conduct. The counterclaim also sought a declaratory judgment that the defenses raised do not constitute an Event of Default under the 2007 Note Indenture and the recovery of monetary damages related to the counterclaim defendants’ wrongful conduct in asserting the Event of Default.

The Court initially issued an ex parte temporary restraining order limiting our ability to utilize, for working capital or other purposes, the portion of the proceeds which we received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses). However, on June 8, 2010, the Court issued a ruling in our favor lifting the temporary restraining order and rejecting the plaintiff’s request for a further injunction on the use of these funds as well as the use, upon release by the State of Ohio Department of Environmental Quality, of $5.0 million collateralizing certain environmental reclamation bonds.  Although the Court issued a ruling in our favor with respect to the portion of the Complaint requesting a preliminary injunction, the remaining claims were not fully resolved, and the Litigation continuance. On August 31, 2010, US Bank National Association, in its capacity as Trustee for the 2007 Notes, moved to intervene in the Litigation citing, among other things, its interest in a legal determination of whether the 2007 Notes were in default.

On February 1, 2011, Evergreen and Buckeye entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with certain holders of the 2007 Notes (the “Settling 2007 Noteholders”) and the 2009 Noteholders. The Settlement Agreement provided for the direct redemption by us of approximately $14.1 million in aggregate face value of 2007 Notes held by the Settling 2007 Noteholders, in exchange for the following: (i) the payment of approximately $6.76 million in cash to the Settling 2007 Noteholders; and (ii) the issuance of warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our common stock at an exercise price of $7.20 per share. The Settlement Agreement also provided for the 2009 Noteholders to purchase $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million, which we redeemed as further described below.

The Settlement Agreement provided for the initial transfer of consideration by us starting with the signature date and running through the final transfer of consideration among the parties (the “Final Settlement Date”) which occurred on May 17, 2011.  If, prior to the Final Settlement Date (i) an Event of Default (as defined in the 2007 Indenture) occurred for which a notice of acceleration has not been previously transmitted to the 2007 Trustee other than the delisting of Evergreen from the NYSE Arca Exchange, (ii) a bankruptcy petition was filed by or against Evergreen or any of the subsidiary guarantors of the 2007 Notes was not cured within specified time limits, or (iii) we defaulted on any of our obligations set forth in the Settlement Agreement or certain other agreements underlying the Settlement Agreement, then the Settling 2007 Noteholders would have had the option of retaining the property which had been transferred to them by us, up to the complete consideration we were obligated to transfer under the Settlement Agreement, without further obligation to transfer their 2007 Notes. Exercising such an option would have relieved the 2009 Noteholders of their obligations under the Settlement Agreement and would have prevented us from redeeming the 2007 Notes held by Settling 2007 Noteholders according to the terms set forth in the Settlement Agreement. Should this have occurred, whatever property we had transferred to the Settling 2007 Noteholders as a part of the Settlement Agreement would have been retained by them and set off against the obligations owed to them by Evergreen, except that the initial payment of $1.45 million would have been treated as a forbearance fee.

The Settlement Agreement included the exchange of releases among and between the various parties as well as the dismissal of the Litigation.

Pursuant to the Settlement Agreement, during February 2011, we paid the $1.45 million forbearance fee and made the initial settlement payment of $3.3 million to the Settling 2007 Noteholders.  Pending the Final Settlement Date, we have accounted for the $3.3 million payment as a reduction to our obligations owed to the 2007 Noteholders pursuant to the terms discussed in the preceding paragraph.  Further, on or about April 4, 2011, $2.0 million of the escrow proceeds (available under the escrow established in connection with the Rosebud Agreement) were released directly to the Settling 2007 Noteholders.  This $2.0 million was also treated as a reduction in the obligations owed to the 2007 Noteholders pending the Final Settlement Date.

As described above, the 2009 Noteholders were to purchase $3.2 million of 2007 Notes on the Final Settlement Date from the Settling 2007 Noteholders. Contemporaneously with execution of the Settlement Agreement, we entered into an agreement with the 2009 Noteholders to replace the $3.2 million of 2007 Notes on the Final Settlement Date with a new convertible note with the following terms: (i) a principal amount of $1.55 million; (ii) one year term commencing on the Final Settlement Date; (iii) a stated interest rate of 7% per annum; and (iv) a convertibility feature under which the note is convertible at any time after the Final Settlement Date until payment in full at the holder’s option into our common stock at a conversion price equal to the market value of the shares on the Final Settlement Date. At the same time we were also to issue warrants for the purchase of up to 200,000 shares of our common stock at an exercise price equal to the market value of the shares issued on the Final Settlement Date. The date of issuance of the convertible note and warrants to the 2009 Noteholders was be the Final Settlement Date and the issuance of the convertible note is contingent upon the occurrence of a Final Settlement Date.

On May 17, 2011, as a result of our satisfaction of all conditions under the Settlement Agreement, the Final Settlement Date occurred.  Pursuant to the terms of the Settlement Agreement: (i) the Notices of Acceleration transmitted to the 2007 Note Indenture Trustee on May 18, 2010 were rescinded; (ii) the 2009 Noteholders purchased $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million; and (iii) the we received, and subsequently redeemed, all of the 2007 Notes previously held by the Settling 2007 Noteholders, including the 2007 Notes purchased by the 2009 Noteholders.    The parties filed and the Court approved a stipulated entry dismissing the litigation.

C-Lock Inc. Arbitration and C-Lock Technology, Inc./Evergreen Energy Inc. v. C-Lock Inc. et al.

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

On December 14, 2010, the we filed suit against C-Lock Inc. and two of our former employees, Dr. Patrick Zimmerman and Scott Zimmerman, in Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado). Dr. Patrick Zimmerman and his son Scott Zimmerman were former executives of our subsidiary, C-Lock Technology, Inc. we alleged that the Zimmermans (and their company, C-Lock Inc.) breached their fiduciary duty to us. Additionally, the Complaint alleges that they misappropriated trade secrets and corporate assets to include filing a patent that was incomplete as to proper inventorship.

The Complaint states claims for: (i) declaratory judgment (relating to the improperly filed patent); (ii) breach of fiduciary duty; (iii) misappropriation of trade secrets; (iv) misappropriation of corporate assets; (v) breach of contract; (vi) aiding and abetting breach of fiduciary duty and duty of loyalty; (vii) civil conspiracy; and (viii) unjust enrichment.

On March 30, 2011, we entered into a Binding Termsheet with C-Lock Inc. v. C-Lock Technology Inc. (JAMS Arbitration No. 11931) and Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock, Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado) to settle all claims.  All parties agreed to the immediate dismissal of the Arbitration and the suit with prejudice and each party to bear its own fees and costs.  Additionally, all parties executed broad mutual releases of all claims known and unknown.

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

On April 26, 2011, after a one-week trial, the Court issued oral findings of fact and conclusion of law in favor of Messrs. Cook and Bitonti.  A written final judgment was entered on July 8, 2011.  The plaintiffs have filed a form of judgment seeking $1.7 million in damages, plus interest which is accruing through the date of the final payment which totaled $1.9 million.   We disagree with the Court’s ruling and filed a motion to alter or amend the judgment, or, in the alternative, for a new trial.  There is no assurance that our motion will be granted.  If our motion is not granted, we will consider appealing the judgment.  Alternatively, we have entered into negotiations with Messrs. Cook and Bitonti to reach a final settlement related to the case.  As a result, we have reserved $1.8 million related to anticipated losses related to this case. The Directors and Officers insurance carrier has denied coverage in this matter and we have filed a suit entitled Evergreen Energy Inc., C-Lock Technology, Inc. and Thomas H. Stoner, Jr. v. American Insurance Company in United States District Court for the District of Colorado, Case No. 1:11CV01700, against the carrier in an attempt to secure coverage.

Koppelman Ventures LLC

On June 14, 2011, Koppelman Ventures LLC (“Koppelman”) filed a Complaint in the United States District Court for the District of Colorado entitled Koppelman Ventures LLC V. Evergreen Energy Inc., formerly known as KFx Inc. and K-Fuel®, Inc. and KFx Technology, formerly known as K-Fuel®, LLC, Thomas J. Stoner, Jr., Diana Kubik, Willliam G. Laughlin and Ilyas Khan, Case No. 11-CV-01550.  Koppelman’s predecessor in interest sold its interest in various patents and property relating to a technology which is intended to upgrade low quality coal and lignites.  The sale required certain payments to be made to Koppelman from certain revenues received from the production and sale of the upgraded coal.  Plaintiff’s causes of action include breach of contract, breach of implied covenant of good faith and fair dealing, specific performance, rescission and restitution and intentional interference with contractual obligations by the individual defendants.  We feel that Evergreen and the individual defendants have meritorious defenses and we will vigorously dispute the plaintiff’s claims.

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

(11) Assets and Liabilities Measured at Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011

The following table presents information about our net liabilities measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability—October 2009 preferred stock transaction	162	—	—	162
Put Warrant liability—March 2010 preferred stock transaction	1,483	—	—	1,483
Put Warrant liability—January 2010 common stock offering	$1,700	—	—	$1,700

The following table represents the change in fair value for the six months ended June 30, 2011

	Balance at December 31, 2010	Issuance	Unrealized Loss	Realized gain	Balance at June 30, 2011
	(in thousands)
2007 Notes embedded derivatives(1)	$7	$—	$—	$—	$7
Put Warrant liability — October 2009 preferred stock transaction (1)	118	—	122	(78)	162
Put Warrant liability —March 2010 preferred stock transaction (1)	395	—	1,088	—	1,483
Put Warrant liability —January 2010 common stock offering(1)	$459	$—	$1,241	$—	1,700

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of June 30, 2011, we were required to test our GreenCert suite, for recoverability based on future cash flows. As a result of this recoverability test, we reduced the net book value of this module to zero by recording an impairment charge of $2.5 million. We estimated the fair value of the GreenCert suite based on a cash flow approach using significant unobservable inputs (Level 3).

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010

The following table presents information about our net liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability—October 2009 preferred stock transaction	317	—	—	317
Put Warrant liability—March 2010 preferred stock transaction	944	—	—	944
Put Warrant liability—January 2010 common stock offering	$1,062	—	—	$1,062

The following table represents the change in fair value for the six months ended June 30, 2010

	Balance at December 31, 2009	Issuance	Unrealized Loss (Gain)	Realized (gain)	Balance at June 30, 2010
	(in thousands)
2007 Notes embedded derivatives(1)	$7	$—	$—	$—	$7
Put Warrant liability — October 2009 preferred stock transaction (1)	1,265	—	(948)	—	317
Put Warrant liability —March 2010 preferred stock transaction (1)	—	1,853	(909)	—	944
Put Warrant liability —January 2010 common stock offering(1)	—	3,434	(2,372)	—	1,062
2009 Notes embedded derivatives	$705	$—	$—	$(705)	$—

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

(12)   Discontinued Operations

Mining Operations

On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price was deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement.  Accordingly, the results of operations for the mining segment are shown as discontinued operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations and liabilities of discontinued mining operations, respectively. On April 4, 2011, the escrow funds were released.   We received $800,000 of the proceeds and paid $2.0 million pursuant to the Settlement Agreement more fully described Note 10—Commitments and Contingencies.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of discontinued mining operations in the accompanying consolidated balance sheets are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Restricted cash	$—	$2,785
Other assets	27	35
Accounts payable and accrued liabilities	(37)	(609)
Net (liabilities) assets held for sale in discontinued mining operations	$(10)	$2,211

Net loss from discontinued mining operations was $0 for both the three and six months ended June 30, 2011 and $798,000 and $4.9 million for the three and six months ended June 30, 2010, respectively.

Fort Union site

On August 20, 2010, we entered into an agreement to sell certain property and operations in Campbell County, Wyoming, including the Ft. Union plant, to Synthetic Fuels LLC or its nominee.  On March 29, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming, to Green Bridge Holdings, Inc. a subsidiary of Synthetic Fuels LLC.  Concurrent with the sale, Evergreen and Green Bridge Holdings entered into a lease agreement to provide access to and use of the K-Fuel testing facility and certain equipment located on the Fort Union site for a period of five years at nominal cost to us.

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

The current portion of the notes receivable, as collateralized by a mortgage on the property, is reflected in Notes Receivable and the long-term portion is reflected in Other Assets in our Condensed Consolidated Balance Sheet as of June 30, 2011.  The notes bear interest at 4% per annum to be paid in arrears on a quarterly or annual basis.

As a result of the signing of the definitive agreement, we have accounted for our plant segment results of operations as discontinued operations and prior year comparative information was also restated and reflected in discontinued operations. Further, the assets and liabilities of the plant segment were reclassified to assets of discontinued plant operations and liabilities of discontinued plant operations, respectively. As of June 30, 2011, we had recognized $100,000 in exit costs. We recorded a net gain of $4.3 million from the sale.  The subsequent leasing of our testing facility in Gillette, Wyoming resulted in a deferred sale-leaseback profit of $300,000 that is being amortized to other income during the term of the lease. The net gain from the sale is recorded in discontinued plant operations and is included in our operating loss for the six months ended June 30, 2011.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of our plant segment in the accompanying consolidated balance sheets are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Property, Plant and Equipment	$—	$2,038
Restricted cash	—	5,172
Other assets	—	—
Accounts payable and accrued expenses	(176)	(177)
Asset retirement obligation	—	(4,646)
Net assets (liabilities) in discontinued plant operations	$(176)	$2,387

Net income (loss) from discontinued plant operations was $15,000 and $4.1 million for the three and six months ended June 30, 2011 and $(56,000) and $435,000 for the three and six months ended June 30, 2010, respectively.

(13)  Financial Statements of Guarantors

The following information sets forth our condensed consolidating statements of operations for the three and six months ended June 30, 2011 and 2010, our condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, and our condensed consolidating statements of cash flows for the six months ended June 30, 2011and 2010.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC. As a result of the sale of Buckeye on April 1, 2010, the results of operations for the mining segment are shown as discontinued operations and prior year comparative information was also restated and reflected in discontinued operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations, and liabilities of discontinued mining operations, respectively. In addition, as a result of our signing of a definitive agreement to sell our Fort Union assets, our plant segment that primarily represents revenue and costs related to our Fort Union plant in Gillette has been reclassified to assets of discontinued plant operations and liabilities of discontinued plant operations for our condensed consolidating financial statements.

The condensed consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Southern Coal Holding, which is 50% owned by us, Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 92% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements. Transactions effecting our consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock, warrant issuances and debt issue costs. These transactions for all periods relate to our parent, Evergreen Energy Inc. with the exception of the sale of stock in Evergreen Asia Pacific for $3.6 million in the second quarter of 2007, which is included as equity in the column labeled Other.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$4,389	$—	$27	$—	$4,416
Notes receivable	5,693	—	—	—	5,693
Prepaid and other assets	1,823	—	109	—	1,932
Assets of discontinued mining and plant operations	—	27		—	27
Total current assets	11,905	27	136	—	12,068
Property, plant and equipment, net of accumulated depreciation	930	—	157	—	1,087
Construction in progress	7,635	—	—	—	7,635
Investment in consolidated subsidiaries	(298,423)	—	—	298,423	—
Due from subsidiaries	289,774	—	—	(289,774)	—
Other assets	2,336	—	1,423	—	3,759
	14,157	27	1,716	8,649	24,549
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,255	—	60	—	1,315
Accrued liabilities	981	—	1,800	—	2,781
Short-term debt	1,239	—	—	—	1,239
Other current liabilities	192	—	400	—	592
Liabilities of discontinued mining and plant operations	—	213	—	—	213
Total current liabilities	3,667	213	2,260	—	6,140
Long-term debt	2,851	—	—	—	2,851
Deferred revenue	—	—	7,815	—	7,815
Due to parent	—	234,662	55,112	(289,774)	—
Derivative liability	3,344	—	—	—	3,344
Other liabilities, less current portion	1,269		104		1,373
Total liabilities	11,131	234,875	65,291	(289,774)	21,523
Commitments and contingencies
Temporary capital	2	—	—	—	2
Total equity (deficit)	3,024	(234,848)	(63,575)	298,423	3,024
	$14,157	$27	$1,716	$8,649	$24,549

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,946	$—	$28	$—	$2,974
Prepaid and other assets	1,616	—	48	—	1,664
Assets of discontinued mining and plant operations	—	10,030	—	—	10,030
Total current assets	4,562	10,030	76	—	14,668
Property, plant and equipment, net of accumulated depreciation	1,142	—	592	—	1,734
Construction in progress	7,556	—	2,304	—	9,860
Investment in consolidated subsidiaries	(295,730)	—	—	295,730	—
Due from subsidiaries	295,796	—	—	(295,796)	—
Other assets	1,873	—	1,423	—	3,296
	$15,199	$10,030	$4,395	$(66)	$29,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,398	$—	$300	$—	$2,698
Accrued liabilities	2,361	—	6	—	2,367
Other current liabilities	132	—	550	—	682
Liabilities of discontinued mining and plant operations	—	5,432	—	—	5,432
Total current liabilities	4,891	5,432	856	—	11,179
Long-term debt	21,821	—	—	—	21,821
Deferred revenue	—	—	7,865	—	7,865
Due to parent	—	243,481	52,315	(295,796)	—
Derivative liability	972	—	—	—	972
Other liabilities, less current portion	1,007	—	206	—	1,213
Total liabilities	28,691	248,913	61,242	(295,796)	43,050
Commitments and contingencies
Temporary Capital	3	—	—	—	3
Total equity (deficit)	(13,495)	(238,883)	(56,847)	295,730	(13,495)
	$15,199	$10,030	$4,395	$(66)	$29,558

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	2,491	—	1,839	—	4,330
Depreciation and amortization	145	—	110	—	255
Research and development	—	—	199	—	199
Impairment expense	—	—	2,472	—	2,472
Total operating expenses	2,636	—	4,620	—	7,256
Operating loss	(2,636)		(4,520)		(7,156)
Other income (expense):
Interest income	70	—	—	—	70
Interest expense	(46)	—	—	—	(46)
Other income (expense), net	13,473	—	—	—	13,473
Total other (expense) income	13,497	—	—	—	13,497

Income (loss) from continuing operations	10,861	—	(4,520)	—	6,341
Income from discontinued mining and plant operations	—	15	—	—	15
Equity in gain of subsidiaries	(4,505)	—	—	4,505	—
Net income (loss)	6,356	15	(4,520)	4,505	6,356
Less: net loss attributable to non-controlling interest	—	—	—	(341)	(341)
Net income (loss) attributable to Evergreen Energy Inc.	$6,356	$15	$(4,520)	$4,164	$6,015

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$103	$—	$103
Total operating revenue	—	—	103	—	103
Operating expenses:
General and administrative	2,226	—	948	—	3,174
Depreciation and amortization	187	—	298	—	485
Research and development	—	—	195	—	195
Total operating expenses	2,413	—	1,441	—	3,854
Operating loss	(2,413)	—	(1,338)	—	(3,751)
Other income (expense):
Interest income	4	—	—	—	4
Interest expense	(459)	—	—	—	(459)
Other income (expense), net	273	—	—	—	273
Total other (expense) income	(182)	—	—	—	(182)

Loss from continuing operations	(2,595)	—	(1,338)	—	(3,933)
(Loss) gain from discontinued mining and plant operations	(2,325)	1,471	—	—	(854)
Equity in gain of subsidiaries	133	—	—	(133)	—
Net loss	(4,787)	1,471	(1,338)	(133)	(4,787)
Less: net loss attributable to non-controlling interest	—	—	—	84	84
Net (loss) gain attributable to Evergreen Energy Inc.	$(4,787)	$1,471	$(1,338)	$(49)	$(4,703)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$200	$—	$200
Total operating revenue	—	—	200	—	200
Operating expenses:
General and administrative	5,218	—	3,584	—	8,802
Depreciation and amortization	295	—	234	—	529
Research and development	—	—	645	—	645
Impairment expense	—	—	2,472	—	2,472
Total operating expenses	5,513	—	6,935	—	12,448
Operating loss	(5,513)		(6,735)	—	(12,248)
Other income (expense):
Interest income	75	—	—	—	75
Interest expense	(224)	—	—	—	(224)
Other income (expense), net	3,420		(100)	—	3,320
Total other (expense) income	3,271	—	(100)	—	3,171

(Loss) gain from continuing operations	(2,242)	—	(6,835)	—	(9,077)
Net income from discontinued mining and plant operations	—	4,091	—	—	4,091
Equity in income of subsidiaries	(2,744)	—	—	2,744	—
Net (loss) income	(4,986)	4,091	(6,835)	2,744	(4,986)
Less: net loss attributable to non-controlling interest	—	—	—	494	494
Net loss attributable to Evergreen Energy Inc.	$(4,986)	$4,091	$(6,835)	$3,238	$(4,492)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$203	$—	$203
Total operating revenue	—		203	—	203
Operating expenses:
General and administrative	6,736	—	1,936	—	8,672
Depreciation and amortization	384	—	595	—	979
Research and development	—	—	194	—	194
Total operating expenses	7,120	—	2,725	—	9,845
Operating loss	(7,120)	—	(2,522)	—	(9,642)
Other income (expense):
Interest income	6	—	—	—	6
Interest expense	(1,532)	—	—	—	(1,532)
Other income (expense), net	2,616	—	(23)	—	2,593
Total other (expense) income	1,090	—	(23)	—	1,067

(Loss) gain from continuing operations	(6,030)	—	(2,545)	—	(8,575)
Net (loss) income from discontinued mining and plant operations	(2,525)	(1,919)	—		(4,444)
Equity in loss of subsidiaries	(4,464)	—	—	4,464	—
Net (loss) income	(13,019)	(1,919)	(2,545)	4,464	(13,019)
Less: net loss attributable to non-controlling interest	—	—	—	170	170
Net loss attributable to Evergreen Energy Inc.	$(13,019)	$(1,919)	$(2,545)	$4,634	$(12,849)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(8,654)	$—	$(2,207)	$—	$(10,861)
Cash used in operating activities of discontinued plant and mining operations	—	(676)	—	—	(676)
Cash used in operating activities	(8,654)	(676)	(2,207)	—	(11,537)

Investing activities:
Purchases of construction in progress, plant property and equipment	(123)	—	(67)	—	(190)
Proceeds from sale of assets	381		—	—	381
Cash (used in) provided by investing activities of continuing operations	258	—	(67)	—	191
Cash (used in) provided by investing activities of discontinued plant and mining operations	—	2,785	—	—	2,785
Cash (used in) provided by investing activities	258	2,785	(67)	—	2,976

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—	—	—	14,546
Proceeds from exercise of warrants	1,029	—	—	—	1,029
Payment of note principal related to 2007 Notes	(5,310)	—	—	—	(5,310)
Payments to parent/subsidiaries	(2,950)	—	—	2,950	—
Advances /from parent/subsidiaries	2,785	—	2,274	(5,059)	—
Payments of debt issue cost	(262)	—	—	—	(262)
Cash provided by financing activities of continuing operations	9,838	—	2,274	(2,109)	10,003
Cash provided by (used in) financing activities of discontinued plant and mining operations	—	(2,109)	—	2,109	—
Cash provided by financing activities	9,838	(2,109)	2,274	—	10,003

Increase in cash and cash equivalents	1,442	—	—	—	1,442
Cash and cash equivalents, beginning of period	2,946	—	28	—	2,974
Cash and cash equivalents, end of period	$4,388	$—	$28	$—	$4,416

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(6,320)	$—	$(2,217)	$—	$(8,537)
Cash used in operating activities of discontinued plant and mining operations	(2,560)	(2,084)	—	—	(4,644)
Cash used in operating activities	(8,880)	(2,084)	(2,217)	—	(13,181)

Investing activities:
Purchases of construction in progress, plant property and equipment	(589)	—	(735)	—	(1,324)
Proceeds from sale of assets	—	—	—	—	—
Cash used in investing activities of continuing operations	(589)	—	(735)	—	(1,324)
Cash provided by investing activities of discontinued plant and mining operations	—	23,537	—		23,537
Cash (used in) provided by investing activities	(589)	23,537	(735)		22,213

Financing Activities:
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—	—	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Distributions from subsidiary	3,315	—	—	—	3,315
Payment of note principal related to 2009 Notes	(17,250)	—	—	—	(17,250)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payments to parent/subsidiaries	(14,681)	—	—	14,681	—
Advances /from parent/subsidiaries	27,320	—	2,945	(30,265)	—
Payments of debt issue cost	(1,999)	—	—	—	(1,999)
Other	(6)	—	—	—	(6)
Cash provided by (used in) financing activities of continuing operations	9,176	—	2,945	(15,584)	(3,463)
Cash provided by (used in) financing activities of discontinued plant and mining operations	2,559	(21,458)	—	15,584	(3,315)
Cash provided by (used in) financing activities	11,735	(21,458)	2,945	—	(6,778)

Increase (decrease) in cash and cash equivalents	2,266	(5)	(7)	—	2,254
Cash and cash equivalents, beginning of period	2,165	5	37	—	2,207
Cash and cash equivalents, end of period	$4,431	$0	$30	$—	$4,461

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, we use the terms “Evergreen Energy,” “Evergreen,” “we,” “our,” “us” and “Company” to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. Buckeye refers to our subsidiary Bimco Inc. (previously known as Buckeye Industrial Mining Co.) and referred to as “Buckeye” herein. All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, and GreenCert™, refer to our technologies and patented processes explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011. As further described in Note 5 — Temporary Capital and Stockholders’ Equity, effective August 20, 2010, we effected a 1 for 12 reverse stock split and all shares and per share amounts have been restated as if the reverse stock split occurred in the applicable periods.

Forward-Looking Information May Prove Inaccurate

Some of the information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Our ability to execute our business plan and develop our K-Fuel technology, and the successful development and operation of our Southern Coal Holdings (“SCH”) venture with WPG Resources and other acquisition, joint venture or strategic opportunities may be adversely impacted by unfavorable decisions in pending litigation, the inability of Green Bridge Holdings to make future payments under the terms of the sale of the Landrica Development Company assets and our Ft. Union Plant, the inability to raise sufficient additional capital in a timely manner to pursue the development of the technology or the development and operation of SCH, the inability to successfully apply the K-Fuel technology to SCH’s coal deposits, the inability of SCH to obtain regulatory approval for its activities, and/or adverse conditions for the marketing and sale of  coal or upgraded coal. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

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

Business Update and Overview

We were founded in 1984 and are a cleaner coal technology company that offers environmental solutions for the energy production and generation industries, primarily through our patented clean coal process and technology, K-Fuel.  K-Fuel significantly improves the performance of low-rank sub-bituminous and brown coals and lignite.  The process yields higher efficiency levels, which are variable depending on the type of coal processed, by applying heat and pressure to low-rank coals to reduce moisture.  The increase is variable depending on the type of coal we process. Our GreenCert software suite focuses on providing power generators with operational intelligence, analytics to identify operational efficiencies.  Through August 2011, we have executed on a number of our strategic objectives, the most significant of which relate to realigning our business focus towards K-Fuel and improving our balance sheet.  In realigning the business focus towards K-Fuel, we attained two important milestones: (i) re-opened the K-Fuel test facility in Wyoming; and (ii) formed a joint venture with WPG Resources (“WPG”).  Further, we completed an equity offering and entered into a settlement agreement with certain holders of our 2007 Notes and 2009 Notes, which not only resolved outstanding litigation but also resulted in the settlement of $17.3 million of our 2007 Notes.  Both of these events served to improve our balance sheet.

Southern Coal Holdings.  On June 9, 2011, we completed the formation of our venture with WPG, an Australian listed mineral resources company, to jointly develop and produce K-Fuel throughout Australia. The venture, SCH is 50% owned by WPG Resources and 50% by us, and was incorporated in Australia in 2010 as a private limited liability company.

WPG has contributed all of its sub-bituminous coal and lignite resources located in Australia to SCH and we have contributed a license for the K-Fuel technology and technical knowledge regarding the K-Fuel process.  We believe that this joint venture is strategically located in the Asia Pacific region where demand for coal from countries such as India, China, Japan and Korea highlight the need for coal upgrading technologies.

In July 2011, SCH released its preliminary estimate of resources in the Penrhyn Deposit, which is sub-bituminous coal, located in Penrhyn, Australia. The report, which is Joint Ore Reserves Committee (“JORC”) compliant, and based upon a series of drilling and exploration efforts, established an estimated 350 million metric tonnes of coal deposits at Penrhyn, 92% of which are estimated to be in the “measured and indicated” mineral resources category.  Further, the JORC compliant resource report also estimated “inferred” resources of 270 million metric tonnes of lignite in the Lochiel North Deposit.  SCH continues exploratory and testing activities with respect to the identified coal deposits and we understand that SCH anticipates that additional resources will be identified in this process.

As further described below under K-Fuel Testing Facility, we have begun testing samples from the Penhryn Deposit for suitability for upgrading through our K-Fuel process at our testing facility in Gillette, Wyoming and anticipate testing samples from the Lochiel North Deposit later in 2011.  Depending upon the results of K-Fuel testing and coal market conditions, including the price of coal and other information, we anticipate that SCH will evaluate opportunities to maximize its profitability, including potentially selling coal directly into the market as a traditional mine, upgrading the deposits through the K-Fuel process for sale or a combination thereof.  In addition to its coal resources, SCH benefits from port access at Port Pirie and other infrastructure owned or leased by WPG.  There are further potential opportunities for SCH to partner with WPG by supplying its magnetite and pig iron operations in the region with coal.  Future development of SCH is subject to the permitting, construction and completion of mining and K-Fuel upgrading facilities.  Further, development of SCH and our continued participation in SCH is subject to obtaining sufficient financing to conduct these activities.

Previously, we disclosed that our business strategy included the potential construction of a K-Fuel demonstration plant.  As the SCH joint venture develops, we plan to further evaluate the propriety of a demonstration plant and may determine that it is most appropriate to focus our resources on the development and construction of a commercial K-Fuel plant at SCH.

K-Fuel Testing Facility.  Concurrent with the sale of our Fort Union site, we entered into a lease agreement to provide access to and use of our K-Fuel testing facility and certain equipment located on the Fort Union site for a period of five years at nominal cost to us. During the first quarter of 2011, we re-opened our testing facility in Gillette, Wyoming and have successfully completed coal upgrading tests using our K-Fuel process. In conjunction with our renewed focus on K-Fuel and concurrent re-start of the Gillette Test Facility, we began actively testing various partner and client coal resources to assess their suitability as feedstock for the K-Fuel process.  To accommodate the increased interest in our coal upgrading process and deliver larger quantities of K-Fuel product to resource owners for their own evaluations, we implemented a project in Gillette that expands our testing capabilities by 100 kilograms per day of maximum capacity.  This project is in the commissioning phase and is expected to become operational during the third quarter of 2011.  Prior to this expansion, producing 100 kilograms of K-Fuel product required at least two full work weeks, without expanded personnel or additional shifts.  The backlog for testing in our K-Fuel Test Facility is growing rapidly and the facility is expected to operate at its capacity for the duration of the year, subject to other equipment and human resource limitations.  Coals from SCH and coals from North American and Asian companies are on-site and awaiting processing. The results from this testing will be used to further develop and evaluate our future business opportunities.

Balance Sheet Improvements.  On February 1, 2011, we completed a private placement of 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting in $14.5 million of net proceeds, after offering costs.  Also on February 1, 2011, we executed an agreement to settle an aggregate of $17.3 million of our 2007 Notes and the associated litigation (the “Settlement Agreement”).  The Settlement Agreement, among other things, required us to make a series of payments totaling $6.76 million, as further described in Note 6 — Debt and Note 10 — Commitments and Contingencies, which were partially funded by the private placement.  On May 17, 2011, as a result of us satisfying all conditions under the Settlement Agreement, we redeemed $17.3 million of the 2007 Notes and issued a new convertible note with a principal amount of $1.55 million.  See further discussion in Note 6 — Debt.  Further, on February 14, 2011, we entered into an agreement with other existing 2007 Noteholders and exchanged $1.4 million in aggregate principal amount of 2007 Notes for an aggregate of 238,000 shares of our common stock.  These two transactions reduced the principal balance of our outstanding 2007 Notes from $21.6 million as of December 31, 2010 to $2.8 million as of June 30, 2011.

Other Recent Developments

Through August 2011, we have taken other steps to improve our financial position, summarized as follows:

•                  On March 29, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming for total consideration of $2.0 million in addition to the replacement of $5.2 million of reclamation bonds.   See Note 12—Discontinued operations for further discussion.

•                  On February 14, 2011, we entered into an amendment to the original warrant agreement with a holder of 2009 Convertible Preferred Stock, which resulted in net proceeds to us of $1.0 million.  See further discussion in Note 5 — Temporary Capital and Stockholders’ Equity.

GreenCert  We have been evaluating strategic alternatives related to GreenCert, including but not limited to evaluation of its relationship to and integration with our K-Fuel technology, potential sale, or joint venture of this business. We have completed the first part of the GreenCert evaluation and have determined that the K-Fuel and GreenCert technologies share only limited synergies and market overlap.   In July 2011, GreenCert executed an agreement with a third party to implement its product, pursuant to which we anticipate will recognizing approximately $85,000 in revenue over the next six months.  While we complete the evaluation to determine the propriety of a sale or joint venture of the GreenCert business and market conditions, we have taken steps to reduce losses incurred related to this segment.

We believe these developments enable us to not only develop a business where we license our technology to coal companies, but may also enable us to jointly develop a traditional mine through SCH that utilizes our coal beneficiation process.  Further, we believe these transactions have better positioned us to refocus our resources and continue to more clearly define objectives and clarify our strategic positioning.  To this end, we expect to evaluate several alternatives, including but not limited to: (i) the development of a commercial K-Fuel plant through SCH rather than the K-Fuel demonstration plant previously disclosed; (ii) the evaluation of acquisition, joint venture and other strategic opportunities, domestically and internationally, where we could own or have access to coal assets for upgrading or where coal might be produced as a traditional coal mine operation; and (iii) the continued assessment of the GreenCert business.

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

RESULTS OF OPERATIONS

Our business lines include the Technology segment and the GreenCert segment. The Technology segment is comprised of all operations that use, apply, own or otherwise advance our proprietary, patented K-Fuel process, including our headquarters and related operations, our testing facility in Gillette, Wyoming, activities of our SCH investment, and activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Corporate costs within our Technology segment are allocated to our GreenCert segment, generally on a percentage based on the number of employees, total segment operating expenses, or segment operating expenses plus segment capital expenditures. Our GreenCert software suite focuses on providing the owners and operators of the power generation companies’ collaborative tools and business analytics to improve profitability and efficiencies throughout their energy fleets. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker.  As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our condensed consolidated financial statements. We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

Revenue

Revenues for the three and six months ended June 30, 2011 were $100,000 and $200,000, respectively, compared to $103,000 and $203,000 for the same periods ended June 30, 2010, respectively.

General and Administrative

Corporate costs within our Technology segment are allocated to our other segment, generally on a percentage, based on the number of employees, total segment operating expenses or segment operating expenses plus segment capital expenditures. As a result of the sale of Buckeye and our Fort Union assets, the results of operations for the mining segment and plant segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.

The following table summarizes our general and administrative costs for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Employee non-cash, share-based compensation	$210	$257	$1,177	$2,262
Employee-related costs	934	1,213	2,029	2,686
Professional fees	1,908	817	3,261	1,739
Office and travel costs	462	370	956	848
Insurance and other	816	517	1,379	1,137
Total general and administrative	$4,330	$3,174	$8,802	$8,672

Employee non-cash, share-based compensation expenses were $210,000 and $257,000 for the three months ended June 30, 2011 and 2010, respectively.  Employee non-cash, share-based compensation expenses were $1.2 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease for the six months ended June 30, 2011 compared to the same period ended in 2010 was primarily due to a transition agreement we entered into with a former officer in our Technology segment. Pursuant to that agreement, we accelerated vesting of a restricted stock grant and recorded $1.6 million of non-cash compensation for the six months ended June 30, 2010 in our Technology segment.   Partially offsetting this reduction are the impacts of new grants made to various employees, principally in the Technology segment, during the last half of 2010 and first quarter of 2011.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs associated with each of our segments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Technology	$710	$703	$1,267	$1,602
GreenCert	224	510	762	1,084
Total employee-related	$934	$1,213	$2,029	$2,686

Employee-related costs decreased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 because of lower head-count in our GreenCert segment.  The decrease for the six months ended June 30, 2011 in comparison to the same period in 2010 was due to lower head-count in both our GreenCert and Technology segments.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Technology	$434	$730	$787	$1,571
GreenCert	1,474	87	2,474	168
Total professional fees	$1,908	$817	$3,261	$1,739

The increase in professional fees for the three and six months ended June 30, 2011 in our GreenCert segment primarily relates to litigation costs and an accrual for a pending litigation settlement offer when compared to the same periods ended 2010.  The decrease for the three and six months ended June 30, 2011 in our Technology segment relates to costs incurred during the three and six months ended June 30, 2010 related to our 2007 Notes litigation.  See Note 10—Commitments and Contingencies for further details.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Technology	$366	$205	$726	$524
GreenCert	96	165	230	324
Total office and travel	$462	$370	$956	$848

Insurance and other costs primarily include costs related to our property, commercial liability, and other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Technology	$783	$362	$1,315	$846
GreenCert	33	155	64	291
Total insurance and other	$816	$517	$1,379	$1,137

Insurance and other costs increased in our Technology segment for the three and six months ended June 30, 2011 compared to the same periods ended in 2010 primarily due to warrants that were issued to Stanhill Special Situations Fund related to our professional services agreement  (see Note 9 — Related Parties for further detail.)  Included in our Technology segment is non-cash compensation expense for our Board of Directors, of which we recorded $210,000 and $39,000 for the six months ended June 30, 2011 and 2010, respectively.

Impairment

We are required to test our GreenCert capitalized software development costs for recoverability at each reporting period.  Due to the unlikelihood that Green House Gas legislation will be passed in the United States in the near-term for energy-related companies, we believe there is uncertainty for us to generate revenue from the GreenCert Energy System and to recover our costs from the creation and sale of carbon credits.  As a result of this recoverability test, we impaired capitalized costs related to our GreenCert energy software module by $2.5 million, of which $2.4 million was previously reflected in construction in progress and $100,000 in property plant and equipment in our condensed consolidated balance sheet.

Other

Interest expense

Interest expense for the quarter ended June 30, 2011 was $46,000 compared to $459,000 for the quarter ended June 30, 2010.  Interest expense for the six months ended June 30, 2011 was $224,000 compared to $1.5 million for the same period ended 2010.  The decrease for the three and six months is primarily due to the reduction of the principal balance of our 2007 Notes. See further details in Note 10— Commitments and Contingencies.

Gain (loss) on fair value derivatives

We are required to evaluate the fair value of the embedded derivatives at the end of each reporting period. We recognized a $3.1 million and $2.3 million gain on the fair value adjustments for our embedded derivatives for the quarters ended June 30, 2011and 2010, respectively.  We recognized a $2.5 million loss and a $4.9 million gain for the six months ended June 30, 2011 and 2010, respectively. These fair value adjustments are non-cash items, and each quarter’s estimations are impacted, in part, by our stock price.  See Note 6 — Debt and Note 10 — Commitments and Contingencies for further discussion related to the 2007 Notes.

Loss on warrant modification and exercise

On February 14, 2011, one share of the 2009 Preferred Stock was converted into 139 shares of our common stock.  Additionally, we entered into an amendment to the original warrant agreement with the holder, in which we gave cash consideration of $1.5 million paid contemporaneously with the exercise of 321,502 warrants. Upon the exercise of the warrants we received $1.0 million, net of the cash consideration we paid.  We recorded $1.0 million of other expense during the six month period ended June 30, 2011 related to this transaction.  See Note 5 — Temporary Capital and Stockholders’ Equity for further details.

Gain (loss) on early extinguishment of debt

We recorded a $10.2 million gain on the 2007 Note settlement during the three months ended June 30, 2011.  We recorded a $6.7 million gain on the 2007 Note settlement during the six months ended June 30, 2011.  See Note 10 — Commitments and Contingencies for further details.  During the three and six months ended June 30, 2010, we recorded a $2.3 million loss on the early extinguishment of the 2009 notes primarily related to the acceleration of debt issuances costs, the acceleration of exit fees and the write-off of the derivatives associated with these notes.

Discontinued Mining and Plant Operations

Discontinued Mining Operations

Discontinued Mining Operations is comprised of the following:

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Mining revenue	$—	$12,619
Coal mining operating costs	—	(12,058)
General and administrative	—	(1,426)
Depreciation, depletion & amortization	—	(1,281)
Other loss	—	(2,733)
Loss from discontinued mining operations	$—	$(4,879)

Discontinued Plant Operations

Discontinued Plant Operations is comprised of the following:

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$—	$—
Plant costs	(172)	(254)
General and administrative	—	—
Gain on sale of assets	4,263	689
Income from discontinued plant operations	$4,091	$435

Liquidity and Capital Resources

We have decreased our cash flow used in operations by $1.6 million when comparing the six months ended June 30, 2011 to the same period in 2010. Our cash used in operating activities from continuing operations increased by $2.3 million when compared to the prior year period.  The increase in cash used in continuing operations is primarily due to the $1.45 million forbearance fee paid to the Settling 2007 Noteholders, its related settlement advisory and restructuring fees, an increase in overall professional fees, primarily related to higher litigation costs, and an increase in research and development costs. These factors offset our reductions in other general and administrative costs during the second quarter of 2011. Our cash used in discontinued operating activities decreased by $4.0 million when compared to the prior year period, primarily due to the cessation of operations in our Mining and Plant segments. During the six months ended June 30, 2011, we did not have any activity in our Mining segment and had substantially discontinued our Plant operations by March 31, 2011.

On-going costs associated with corporate, K-Fuel and GreenCert operations required us to raise additional capital in 2010 and again in February 2011. As a result, we completed three financing transactions: (i) on March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; (ii) on January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.7 million; and (iii) on February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting $14.5 million of net proceeds, after the offering expenses. See Note 5—Temporary Capital and Stockholders’ Equity to the condensed consolidated financial statements included herein for further description of these financings.

On March 30, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming, to Green Bridge Holdings, Inc. a subsidiary of

Synthetic Fuels LLC.  Concurrent with the sale, we and Green Bridge Holdings entered into a lease agreement to provide access to and use of the K-Fuel testing facility and certain equipment located on the Fort Union site for a period of five years at nominal cost to the company.  The sale is expected to provide an aggregate of approximately $7.2 million of available cash comprised of: (i) cash payments of $2.0 million, of which $500,000 was paid at closing, $500,000 is to be paid on the first anniversary of closing and the remaining $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of the $5.2 million of reclamation bonds pertaining to the sold property, which will be paid  pursuant to a note secured by a mortgage on the property and payable on or before the one year anniversary of the closing.  Upon closing, Green Bridge Holdings assumed the environmental liabilities of the site.  Proceeds from the sale will be used for general working capital purposes.  See further discussion in Note 12 — Discontinued Operations to the condensed consolidated financial statements included herein.

On February 14, 2011, we entered into an amendment to the original warrant agreement with a holder of 2009 Convertible Preferred Stock, which resulted in net proceeds to us of $1.0 million.  See further discussion in Note 5 — Temporary Capital and Stockholders’ Equity.

As previously described, on February 1, 2011, we executed a Settlement Agreement that provided for, assuming the final settlement date was reached and the settlement was completed; (i) the settlement of an aggregate of $17.3 million of the 2007 Notes; (ii) the payment of $6.7 million to the Settling 2007 Noteholders; and  (iii) the issuance of a new note for $1.55 million due on the one year anniversary of the final settlement date, that bears interest at 7% and is convertible into shares of our common stock at the market value of the shares on the date the exchange. This agreement also called for the dismissal of the litigation that was pending between us, Buckeye, the Settling 2007 Noteholders and the 2009 Noteholders.  On May 17, 2011, as a result of us satisfying all conditions under the Settlement Agreement, this transaction closed.  Further, on February 14, 2011, we entered into an agreement to exchange $1.4 million of face value of 2007 Notes for 237,500 shares of our common stock. These two transactions reduced the principal balance of our outstanding 2007 Notes from $21.6 million as of December 31, 2010 to $2.8 million as of June 30, 2011. This reduced outstanding balance will decrease interest incurred from $1.9 million for the year ended December 31, 2010 to an estimated $340,000, on an annualized basis, including interest related to the new $1.55 million note.

We have a history of losses, deficits and negative operating cash flows and may continue to incur losses in the future. Any continued market disruptions associated with the economic downturn, lower demand for our technology or products, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, could adversely affect our results of operations, liquidity, cash flows, and financial condition. We continue to evaluate our cash position and cash utilization and may make additional adjustments to capital or certain operating expenditures.

As stated above, we continue to require additional capital, primarily to fund the development of our K-Fuel process technology, and expect to investigate sources of additional capital. Further, as opportunities arise to accelerate the expansion of our K-Fuel technology, including the execution of any acquisition, joint venture or any other strategic transaction, or our anticipated operating cash outflows are greater than expected, we will likely need to obtain further funding. We believe we have the ability to raise additional capital from time to time as needed principally through: (i) equity offerings; (ii) debt or debt offerings; and (iii) partnering with third parties. While we believe we will obtain additional capital through one or more of the alternatives described, we can provide no assurance that any of the alternatives will be available or be on acceptable terms.

We have been evaluating strategic alternatives related to GreenCert, including but not limited to evaluation of its relationship to and integration with our K-Fuel technology, potential sale, or joint venture of this business.   We have completed the first part of this evaluation and have determined that the K-Fuel and GreenCert technologies share only limited synergies and market overlap.  While we complete the evaluation to determine the propriety of a sale or joint venture of the GreenCert business and market conditions, we have taken steps to reduce losses incurred related to this segment.

Historical View

Cash Used in Operating Activities

Cash used in operating activities of continuing operations was $10.9 million and $8.5 million for the six months ended June 30, 2011 and 2010, respectively.  The majority of the cash used in continuing operations for the six months ended June 30, 2011 relates to cash used in our on-going operations adjusted for non-cash items, and changes in operating assets and liabilities the most significant being:

•                  $(8.4) million non-cash gain from the 2007 Noteholders Settlement,

•                  $1.0 million loss from exercise of warrants,

•                  $1.6  million non-cash compensation,

•                  $2.5 million from derivative fair value adjustments,

•                  $400,000 from a debt-to-equity exchange transaction,

•                  $2.5 million from the impairment of GreenCert energy software.

The most significant adjustments for the six months ended June 30, 2010 were:

•                  $2.3 million non-cash compensation,

•                  $(3.2) million from derivative fair value adjustments and

•                  $2.3 million related to the write-off of debt issuance costs on our 2009 Notes retirement.

Cash Provided by (Used in) Investing Activities

Cash provided by (used in) investing activities of continuing operations was $191,000 and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.  The majority of the uses of cash relate to the following:

•                  We spent $200,000 and $1.3 million primarily relating to GreenCert development for the six months ended June 30, 2011 and 2010, respectively.

•                  We received $400,000 in proceeds from the Ft. Union sale, net of selling costs, during the six months ended June 30, 2011.

Cash Provided by (Used in) Financing Activities

Cash provided by (used in) financing activities of continuing operations during the six months ended June 30, 2011 was $10.0 million compared to $(6.8) million for the six months ended June 30, 2010.  The increase between the two periods principally relates to the exercise of warrants, and the financing activities further described in Note 5— Temporary Capital and Stockholders’ Equity to the condensed consolidated financial statements included herein. This increase was offset by payments made to the Settling 2007 Noteholders as further described in Note  10—Commitments and Contingencies to the condensed consolidated financial statements included herein.  Further, payments were made to the 2009 Noteholders during the six months ended June 30, 2010, which are further described in Note 6—Debt to the condensed consolidated financial statements included herein.

Cash Used in Discontinued Operations

Cash used in operating activities of discontinued operations was $(700,000) and $(4.6) million for the six months ended June 30, 2011 and 2010, respectively. The decrease in operating cash used was due to the cessation of operations in our Mining and Plant segments.

Cash provided by investing activities of discontinued operations was $2.8 million and $23.5 million for the six months ended June 30, 2011 and 2010, respectively. During the quarter ended June 30, 2011, the escrow balance of $2.8 million related to the sale of certain Buckeye and Evergreen assets was released from restricted cash.  During the six months ended June 30, 2010, we received $23 million in proceeds from the sale of certain of Buckeye and Evergreen assets, and we also received $500,000 in proceeds from the sale of a boiler.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

2007 Notes Litigation

Subsequent to the closing of the sale to Rosebud Mining Company (under the Asset Purchase Agreement dated March 12, 2010, the “Rosebud Agreement”) of certain assets of our Buckeye Industrial Mining Co. subsidiary (“Buckeye”) and certain assets of Evergreen Energy Inc. and payment of the 2009 Notes, on April 1, 2010, certain holders of our outstanding 2007 Convertible Notes commenced litigation initially against Buckeye and the holders of the 2009 Notes (the “2009 Noteholders”), in a case denominated: AQR Absolute Return Master Account L.P., et al. v. Centurion Credit Funding LLC, Level 3 Capital Fund, LP, Buckeye Industrial Mining Company, et al., Case No. 10CV340 (Ct. Com. Pl. Columbiana County, OH) (the “Litigation”). Evergreen was subsequently added as a defendant in the action. In the Litigation, plaintiffs sought: (i) to void all obligations of Buckeye with respect to the 2009 Notes, including the security interests granted in connection therewith, (ii) to enjoin the further transfer of or recover “for Buckeye’s benefit” certain proceeds from the asset sale (particularly in satisfaction of the obligations owed to the holders of the 2009 Notes) and (iii) to appoint a receiver to take control of Buckeye’s assets.

In response to certain defenses raised in the litigation, certain of the plaintiffs made further claims that the assertion of such defenses constituted an Event of Default under the 2007 Note Indenture. In response, we filed a counterclaim in the Litigation naming those plaintiffs as counterclaim defendants. The counterclaim asserted lender liability and other tort claims in connection with the counterclaim defendants’ conduct. The counterclaim also sought a declaratory judgment that the defenses raised do not constitute an Event of Default under the 2007 Note Indenture and the recovery of monetary damages related to the counterclaim defendants’ wrongful conduct in asserting the Event of Default.

The Court initially issued an ex parte temporary restraining order limiting our ability to utilize, for working capital or other purposes, the portion of the proceeds which we received at the time of the closing (i.e., the net proceeds following the payment of the 2009 Notes and closing fees and expenses). However, on June 8, 2010, the Court issued a ruling in our favor lifting the temporary restraining order and rejecting the plaintiff’s request for a further injunction on the use of these funds as well as the use, upon release by the State of Ohio Department of Environmental Quality, of $5.0 million collateralizing certain environmental reclamation bonds.  Although the Court issued a ruling in our favor with respect to the portion of the Complaint requesting a preliminary injunction, the remaining claims were not fully resolved, and the Litigation continuance. On August 31, 2010, US Bank National Association, in its capacity as Trustee for the 2007 Notes, moved to intervene in the Litigation citing, among other things, its interest in a legal determination of whether the 2007 Notes were in default.

On February 1, 2011, Evergreen and Buckeye entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with certain holders of the 2007 Notes (the “Settling 2007 Noteholders”) and the 2009 Noteholders. The Settlement Agreement provided for the direct redemption by us of approximately $14.1 million in aggregate face value of 2007 Notes held by the Settling 2007 Noteholders, in exchange for the following: (i) the payment of approximately $6.76 million in cash to the Settling 2007 Noteholders; and (ii) the issuance of warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our common stock at an exercise price of $7.20 per share. The Settlement Agreement also provided for the 2009 Noteholders to purchase $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million, which we redeemed as further described below.

The Settlement Agreement provided for the initial transfer of consideration by us starting with the signature date and running through the final transfer of consideration among the parties (the “Final Settlement Date”) which occurred on May 17, 2011.  If, prior to the Final Settlement Date (i) an Event of Default (as defined in the 2007 Indenture) occurred for which a notice of acceleration has not been previously transmitted to the 2007 Trustee other than the delisting of Evergreen from the NYSE Arca Exchange, (ii) a bankruptcy petition was filed by or against Evergreen or any of the subsidiary guarantors of the 2007 Notes was not cured within specified time limits, or (iii) we defaulted on any of our obligations set forth in the Settlement Agreement or certain other agreements underlying the Settlement Agreement, then the Settling 2007 Noteholders would have had the option of retaining the property which had been transferred to them by us, up to the complete consideration we were obligated to transfer under the Settlement Agreement, without further obligation to transfer their 2007 Notes. Exercising such an option would have relieved the 2009 Noteholders of their obligations under the Settlement Agreement and would have prevented us from redeeming the 2007 Notes held by Settling 2007 Noteholders according to the terms set forth in the Settlement Agreement. Should this have occurred, whatever property we had transferred to the Settling

2007 Noteholders as a part of the Settlement Agreement would have been retained by them and set off against the obligations owed to them by Evergreen, except that the initial payment of $1.45 million would have been treated as a forbearance fee. The Settlement Agreement included the exchange of releases among and between the various parties as well as the dismissal of the Litigation.

Pursuant to the Settlement Agreement, during February 2011, we paid the $1.45 million forbearance fee and made the initial settlement payment of $3.3 million to the Settling 2007 Noteholders.  Pending the Final Settlement Date, we have accounted for the $3.3 million payment as a reduction to our obligations owed to the 2007 Noteholders pursuant to the terms discussed in the preceding paragraph.  Further, on or about April 4, 2011, $2.0 million of the escrow proceeds (available under the escrow established in connection with the Rosebud Agreement) were released directly to the Settling 2007 Noteholders.  This $2.0 million was also treated as a reduction in the obligations owed to the 2007 Noteholders pending the Final Settlement Date.

As described above, the 2009 Noteholders were to purchase $3.2 million of 2007 Notes on the Final Settlement Date from the Settling 2007 Noteholders. Contemporaneously with execution of the Settlement Agreement, we entered into an agreement with the 2009 Noteholders to replace the $3.2 million of 2007 Notes on the Final Settlement Date with a new convertible note with the following terms: (i) a principal amount of $1.55 million; (ii) one year term commencing on the Final Settlement Date; (iii) a stated interest rate of 7% per annum; and (iv) a convertibility feature under which the note is convertible at any time after the Final Settlement Date until payment in full at the holder’s option into our common stock at a conversion price equal to the market value of the shares on the Final Settlement Date. At the same time we were also to issue warrants for the purchase of up to 200,000 shares of our common stock at an exercise price equal to the market value of the shares issued on the Final Settlement Date. The date of issuance of the convertible note and warrants to the 2009 Noteholders was be the Final Settlement Date and the issuance of the convertible note is contingent upon the occurrence of a Final Settlement Date.

On May 17, 2011, as a result of our satisfaction of all conditions under the Settlement Agreement, the Final Settlement Date occurred.  Pursuant to the terms of the Settlement Agreement: (i) the Notices of Acceleration transmitted to the 2007 Note Indenture Trustee on May 18, 2010 were rescinded; (ii) the 2009 Noteholders purchased $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million; and (iii) the we received, and subsequently redeemed, all of the 2007 Notes previously held by the Settling 2007 Noteholders, including the 2007 Notes purchased by the 2009 Noteholders.    The parties filed and the Court approved a stipulated entry dismissing the litigation.

C-Lock Inc. Arbitration and C-Lock Technology, Inc./Evergreen Energy Inc. v. C-Lock Inc. et al.

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

On December 14, 2010, the we filed suit against C-Lock Inc. and two of our former employees, Dr. Patrick Zimmerman and Scott Zimmerman, in Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado). Dr. Patrick Zimmerman and his son Scott Zimmerman were former executives of our subsidiary, C-Lock Technology, Inc. we alleged that the Zimmermans (and their company, C-Lock Inc.) breached their fiduciary duty to us. Additionally, the Complaint alleges that they misappropriated trade secrets and corporate assets to include filing a patent that was incomplete as to proper inventorship.

The Complaint states claims for: (i) declaratory judgment (relating to the improperly filed patent); (ii) breach of fiduciary duty; (iii) misappropriation of trade secrets; (iv) misappropriation of corporate assets; (v) breach of contract; (vi) aiding and abetting breach of fiduciary duty and duty of loyalty; (vii) civil conspiracy; and (viii) unjust enrichment.

On March 30, 2011, we entered into a Binding Termsheet with C-Lock Inc. v. C-Lock Technology Inc. (JAMS Arbitration No. 11931) and Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock, Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado) to settle all claims.  All parties agreed to the immediate dismissal of the Arbitration and the suit with prejudice and each party to bear its own fees and costs.  Additionally, all parties executed broad mutual releases of all claims known and unknown.

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

On April 26, 2011, after a one-week trial, the Court issued oral findings of fact and conclusion of law in favor of Messrs. Cook and Bitonti.  A written final judgment was entered on July 8, 2011.  The plaintiffs have filed a form of judgment seeking $1.7 million in damages, plus interest which is accruing through the date of the final payment which totaled $1.9 million.   We disagree with the Court’s ruling and filed a motion to alter or amend the judgment, or, in the alternative, for a new trial.  There is no assurance that our motion will be granted.  If our motion is not granted, we will consider appealing the judgment.  Alternatively, we have entered into negotiations with Messrs. Cook and Bitonti to reach a final settlement related to the case.  As a result, we have reserved $1.8 million related to anticipated losses related to this case. The Directors and Officers insurance carrier has denied coverage in this matter and we have filed a suit entitled Evergreen Energy Inc., C-Lock Technology, Inc. and Thomas H. Stoner, Jr. v. American Insurance Company in United States District Court for the District of Colorado, Case No. 1:11CV01700, against the carrier in an attempt to secure coverage.

Koppelman Ventures LLC

On June 14, 2011, Koppelman Ventures LLC (“Koppelman”) filed a Complaint in the United States District Court for the District of Colorado entitled Koppelman Ventures LLC V. Evergreen Energy Inc., formerly known as KFx Inc. and K-Fuel®, Inc. and KFx Technology, formerly known as K-Fuel®, LLC, Thomas J. Stoner, Jr., Diana Kubik, Willliam G. Laughlin and Ilyas Khan, Case No. 11-CV-01550.  Koppelman’s predecessor in interest sold its interest in various patents and property relating to a technology which is intended to upgrade low quality coal and lignites.  The sale required certain payments to be made to Koppelman from certain revenues received from the production and sale of the upgraded coal.  Plaintiff’s causes of action include breach of contract, breach of implied covenant of good faith and fair dealing, specific performance, rescission and restitution and intentional interference with contractual obligations by the individual defendants.  We feel that Evergreen and the individual defendants have meritorious defenses and we will vigorously dispute the plaintiff’s claims.

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

Business Risks

We continue to require additional financing.  We have been working to focus our business on the further development of our K-Fuel and GreenCert technologies by selling certain assets of Buckeye and Evergreen, which we refer to as the “sale of Buckeye.” We entered into an agreement to sell certain assets and property in Wyoming, including certain Ft. Union assets; executing an agreement to settle litigation and a portion of the 2007 Notes; and raising additional capital through a private transaction. As part of our strategic analysis, we have investigated a number of financing alternatives, but have not yet obtained sufficient additional financing to complete our strategic re-positioning. In October 2009 we completed a financing transaction totaling $7.0 million resulting in net proceeds of $5.0 million, excluding transaction costs, and again completed a financing transaction in January 2010 totaling $8.7 million resulting in net proceeds of $8.0 million. We completed another financing transaction in March 2010 totaling $9.3 million and resulting in net proceeds of $5.0 million, excluding transaction costs. Lastly, in February 2011, we completed the private placement of our common stock resulting in net proceeds of approximately $14.6 million. Notwithstanding these financings and the sale of Buckeye, we continue to require additional capital.

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

As described in legal proceedings, we are subject to certain litigation matters. If these litigation matters were to be determined in a manner adverse to us, we could be subject to damages or other remedies which could be material to our financial condition. Furthermore, for so long as such matters are pending, we are subject to payment of litigation expenses.

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

Our success depends, in part, upon our proprietary processes. We rely on a combination of patent, trademark and trade secret rights to establish and protect our proprietary rights. We currently have a series of patents and patent applications on our K-Fuel process and our GreenCert technology. However, competitors may successfully challenge the validity or scope of one or more of our patents, or any future patents. These patents alone may not provide us with any significant competitive advantage. Further, while our most recently issued K-Fuel patent protection covers what we believe are the unique aspects of our K-Fuel process as it is currently conducted, not all of the claims we filed were allowed. An additional patent application has been filed to address the examiner’s comments and we expect some of the revised claims to be allowed. While we continue our efforts regarding these claims there can be no assurance that we will be able to obtain patent protection in the United States or abroad to protect these or any other aspects of our intellectual property, or that, in the absence of any such patent protection, that the combination of additional methods that we currently employ to maintain the confidentiality of our processes will adequately safeguard our proprietary processes and information. If our intellectual property is not adequately protected, this may have a material adverse impact on our financial condition, results of operations, cash flows and future prospects.

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

Our future acquisition, joint venture or other strategic opportunities may not be successful.  Further, our current investment in Southern Coal Holdings may not be successful.

As part of our business strategy, we may evaluate acquisitions joint ventures or other strategic opportunities with businesses and/or technologies, domestically and internationally, where we could own or have access to coal assets for upgrading or where coal might be produced as a traditional coal mine operation that are complementary to our business model and strategy. However, suitable acquisition or joint venture opportunities may not be available on terms and conditions we find acceptable. Further, these types of transactions pose substantial risks to our financial condition, results of operations and cash flows. In pursuing these activities, we compete with other companies, many of which have greater financial and other resources to acquire or joint venture with attractive companies and properties. Even if potential opportunities are identified and completed, the following are some of the risks associated with these activities:

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

On June 9, 2011, we completed the formation of our venture with WPG Resources, an Australian listed mineral resources company, to jointly develop and produce K-Fuel, using our coal upgrading technology, throughout Australia.   The Southern Coal Holding (or “SCH”) investment is subject to the same risks as all potential acquisitions or joint ventures.  Further, the successful development and operation of our SCH investment is subject to risks associated with the development and operation of SCH, the inability to successfully apply the K-Fuel technology to SCH’s coal deposits, the inability of SCH to obtain regulatory approval for its activities, and/or adverse conditions for the marketing and sale of coal or upgraded coal.  The occurrence of any of which could have a material adverse effect on our business.

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

We and certain third parties are continuing to evaluate the attributes of K-Fuel refined coal. Further, in February 2011, we reactivated our Gillette, Wyoming test plant and have indentified and have been testing new coals for applications for K-Fuel refined coal, including coals from deposits controlled by SCH.  There can be no assurance that these evaluations will result in positive findings concerning the moisture content, heating value, emission-levels, burn qualities, new applications or other aspects of our K-Fuel refined coal. Furthermore, even if current evaluations indicate that our K-Fuel refined coal performs to design specifications, there can be no assurance that later tests will confirm these current results or that our K-Fuel refined coal will be readily accepted by the market. The process of introducing our K-Fuel refined coal into the market may be further delayed if these test results are negative or if potential customers conduct their own tests of the K-Fuel refined coal to determine whether it meets their individual requirements and the results are not acceptable. Substantially all of our previous evaluations of K-Fuel refined coal at our Fort Union plant used Powder River Basin low-grade coal as the feedstock and we conducted only limited tests of the K-Fuel process at Fort Union using other feedstocks. However, we have conducted numerous tests of the K-Fuel process using other feedstocks in laboratories and at our test facility. The ability to use feedstocks from other locations in the United States or overseas will depend on the results of future tests on different types of coal. If these tests limit the range of viable low-grade coal feedstocks for use in the K-Fuel process, site locations for future K-Fuel or K-Direct plants may be limited and the commercial appeal of the process may be less than anticipated. If this continuing process of evaluation and market introduction results in negative findings concerning the K-Fuel process, this could have a material adverse effect on the marketability of K-Fuel refined coal and on our financial condition, results of operations and future prospects.

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

•                  possible price fluctuations of low rank coal, which could impact K-Fuel refined coal’s profitability; and

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

We do not know if the potential K-Fuel demonstration plant is viable.

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

As of June 30, 2011, we have $4.1 million of debt outstanding.  Our obligations to service this debt given our current cash requirements could adversely affect us in a number of ways, including by:

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

Conversion of the 2007 Notes or the 2011 Notes may dilute the ownership interest of existing stockholders, including holders who have previously converted their 2007 Notes.

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

We may not be able to refinance the 2007 Notes or the 2011 Notes if required or if we so desire.

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

On November 29, 2010, we were notified by the NYSE Arca, Inc. (“NYSE Arca”) that were we not in compliance with the continued listing standards under Rule 5.5(b)(2) of the NYSE Arca Equities Rules (the “Arca Rules”). The standard requires that a listed common stock must maintain an average closing price in excess of $1.00 over a consecutive 30 trading-day period. We were granted a recovery period through February 28, 2011, subject to ongoing monitoring, to regain compliance with the NYSE Arca price condition, or we could have been subject to suspension and delisting procedures. On February 28, 2011, we were notified by the NYSE Arca that we were in compliance but will be subject to a 12 month review to ensure on-going compliance with all of the continued listing standards. Subject to NYSE Arca rules, during the recovery period, our common stock was listed, and traded on NYSE Arca. At the end of the recovery period, we were deemed to be in compliance because we had at least a $1.00 share price and maintained a $1.00 average closing share price over the preceding 30 consecutive trading days.

We are required to maintain compliance with the continued listing standards under the Arca Rules.  The continued listing standards under Rule 5.5(b)(2) of the Arca Rules are the subject of a six-month pilot program to adopt new continued listing standards approved by the SEC on November 20, 2006, as extended on June 4, 2008.  If this pilot program expires and the SEC does not approve the continuation of the continued listing standards under Rule 5.5(b)(2), the continued listing standards to which we are subject may change and there is no assurance that we would be in compliance with such standards  If we fail to comply with the effective continued listing standards, our stock could be delisted.  If our stock were to be delisted, it could reduce the liquidity of an investment in our common stock and also make it more difficult for us to raise capital in the future. In addition, efforts to maintain our listing on the NYSE Arca may result in the incurrence of costs that could be material in any given period.

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

We have adopted a stockholder rights plan, commonly known as a “poison pill,” under which each stockholder holds one share purchase right, which we refer to as a Right, for each share of common stock held. The Rights become exercisable upon the occurrence of certain events and may make our acquisition more difficult and expensive. In addition our certificate of incorporation, and Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan, provisions of our certificate of incorporation, and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended.

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

4.22	(3)(a)(9) Exchange Agreement dated September 27, 2010 with Dynamis Energy Fund, LP (incorporated by reference to Exhibit 4.22 to our Form 10-Q for the quarter ended September 30, 2010).

4.23	Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 1, 2011).

4.24	Form of Warrant Agreement with Settling 2007 Noteholders (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).

4.25	Form of Warrant Agreement with 2009 Noteholders (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).

4.26	Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).

4.28	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 2, 2011).

10.1	Second Amended and restated Non Exclusive Sublicense Agreement.*

10.2	Option Agreement.*

10.3	Asset Purchase Agreement with MR&E LTD.*

10.4	Technology License between Evergreen Energy Inc, Evergreen Asia Pacific Corp and Southern Coal Holdings Pty Ltd.*

10.5	Option to Purchase Shares. *

10.6	Subscription and Shareholders Agreement between Evergreen Energy inc, WPG Resources Ltd. And Southern Coal Holdings Pty Ltd.*

10.7	Thomas H. Stoner Jr, Severance Agreement.*

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	NYSE Arca Presentation dated February 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 15, 2011).

99.2	Shareholder Letter dated March 15, 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed March 15, 2011).

101*

The following financial information from the quarterly report on Form 10-Q of Evergreen Energy Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

*  Filed herewith.

** Management contracts and compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: August 12, 2011	By:	/s/ ILYAS T. KHAN
Ilyas T. Khan
Executive Chairman and acting Chief Executive Officer

Date: August 12, 2011	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Executive Vice President and Chief Financial Officer