Form 10-Q/A
period 2011-03-31
EVERGREEN ENERGY INC
filed 2011-09-19
CIK 912365

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

Explanatory Note

We are filing this Amendment No. 1 to this Quarterly Report on 10-Q/A, or this Amendment, to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, or the 10-Q, as filed with the Securities and Exchange Commission, or the SEC.  The sole purpose of this Amendment is to (i) account for a liability that was incurred during the three months ended March 31, 2011, which was not properly recorded in the previously filed Form 10-Q; and (ii) to appropriately account for certain prior period items: including the abandonment of certain patents, an impairment of certain office assets and to adjust depreciation of certain assets. We evaluated these adjustments both quantitatively and qualitatively and determined that no other prior periods needed to be restated, principally due to the non-cash nature of the prior period adjustments. See Note 14— Restatement of Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated stockholder’s equity for further details.

Pursuant to applicable Securities Exchange Act of 1934 regulations, we are herein refiling Item 1, “Financial Statements,”  Item 4 “Control and Procedures,” and  Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

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

EVERGREEN ENERGY INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
	(in thousands)
Assets	(restated)
Current:
Cash and cash equivalents	$7,926	$2,974
Notes receivable	5,693	—
Prepaid and other assets	1,656	1,664
Assets of discontinued plant operations	4	7,210
Assets of discontinued mining operations	2,805	2,820
Total current assets	18,084	14,668
Property, plant and equipment, net of accumulated depreciation	733	1,734
Construction in progress	9,932	9,860
Debt issue costs, net of amortization	341	512
Other assets	3,457	2,784
	$32,547	$29,558

Liabilities, Temporary Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,144	$2,698
Accrued liabilities	1,929	2,367
Other current liabilities	743	682
Liabilities of discontinued plant operations	551	4,823
Liabilities of discontinued mining operations	37	609
Total current liabilities	5,404	11,179
Long-term debt	16,998	21,821
Deferred revenue	7,765	7,865
Derivative liability	6,411	972
Other liabilities, less current portion	1,417	1,213
Total liabilities	37,995	43,050
Commitments and contingencies
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 7 shares authorized; .002 and .003 outstanding, respectively	2	3
Stockholders’ deficit:
Preferred stock, $.001 par value, shares authorized 19,999; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 26,298 and 18,888 shares issued and outstanding, respectively	26	19
Additional paid-in capital	560,057	539,348
Accumulated deficit	(562,803)	(550,285)
Deficit attributable to Evergreen Energy Inc. stockholders’	(2,720)	(10,918)
Deficit attributable to noncontrolling interest	(2,730)	(2,577)
Total stockholders’ deficit	(5,450)	(13,495)
	$32,547	$29,558

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except for per share amounts)
	(restated)
Operating revenues:
GreenCert licensing	$100	$100
Total operating revenue	100	100

Operating expenses:
General and administrative	4,475	5,504
Depreciation and amortization	751	494
Impairment	482	—
Research and development	446	—
Total operating expenses	6,154	5,998
Operating loss	(6,054)	(5,898)

Other income (expense):
Interest income	5	2
Interest expense	(177)	(1,073)
(Loss) gain on fair value derivatives	(5,517)	2,347
Loss on 2007 Note settlement	(3,918)	—
Loss on warrant modification and exercise	(1,021)	—
Gain on debt-for-equity exchange transaction	435	—
Other income (expense), net	(132)	(29)
Total other income (expense)	(10,325)	1,247

Loss from continuing operations	(16,379)	(4,651)
Income from discontinued plant operations	3,708	500
(Loss) from discontinued mining operations	—	(4,080)
Net loss	(12,671)	(8,231)
Less: net loss attributable to noncontrolling interest	153	86
Net loss attributable to Evergreen Energy Inc.	(12,518)	(8,145)
Dividends on preferred stock	—	(4,312)
Net loss attributable to common shareholders	$(12,518)	$(12,457)
Basic and diluted net loss per common share:
Basic and diluted (loss) per common share from continuing operations	$(0.70)	$(0.33)
Basic and diluted net income (loss) per common share from discontinued plant and mining operations	$0.16	$(0.25)
Basic and diluted net loss per common share	$(0.54)	$(0.88)
Weighted-average common shares outstanding	23,355	14,144

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	Interest	Equity
	(in thousands)
	(restated)

Balance at January 1, 2011	$(10,918)	$(2,577)	$(13,495)
Sale of common stock	14,546	—	14,546
Preferred stock converted to common	2,128	—	2,128
Debt-for-equity exchange transaction	968	—	968
Share-based compensation expense related to employees, directors and other	3,074	—	3,074
Net loss	(12,518)	(153)	(12,671)
Balance at March 31, 2011	$(2,720)	$(2,730)	$(5,450)

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Operating activities:	(restated)
Net loss from continuing operations	$(16,379)	$(4,651)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	3,067	2,088
Depreciation and amortization	751	494
Derivative fair value adjustment	5,517	(2,347)
Loss from exercise of warrants	1,021	—
Amortization of debt issuance costs	138	1,306
Amortization of initial fair value of derivative	(73)	(46)
Gain from debt-for-equity exchange	(435)	—
Loss (gain) on sale of assets	100	—
Impairment	482	—
Other	(1)	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6	(198)
Deferred revenue and other obligations	(132)	(210)
Accounts payable and accrued expenses	(930)	(946)
Cash used in operating activities of continuing operations	(6,868)	(4,518)
Cash used in operating activities of discontinued plant and mining operations	(685)	(1,719)
Cash used in operating activities	(7,553)	(6,237)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(112)	(524)
Proceeds from sale of assets	381	550
Cash provided by investing activities of continuing operations	269	26
Cash used in investing activities of discontinued plant and mining operations	—	(280)
Cash provided by (used in) investing activities	269	(254)

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—
Proceeds from the exercise of warrants	1,029	—
Payment of note principal related to 2007 Notes	(3,310)	—
Proceeds from the 2010 common stock sale, net of offering costs	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	—	8,746
Payment of dividends on convertible preferred stock	—	(4,312)
Payment of note principal related to 2009 Notes	—	(1,304)
Payments of debt issue costs	(29)	(1,999)
Other	—	(3)
Cash provided by financing activities of continuing operations	12,236	9,171
Cash provided by financing activities of discontinued plant and mining operations	—	—
Cash provided by financing activities	12,236	9,171

Increase in cash and cash equivalents	4,952	2,680
Cash and cash equivalents, beginning of period	2,974	2,207
Cash and cash equivalents, end of period	$7,926	$4,887

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the period starting from the year of incorporation in 1988 through March 31, 2011, we have incurred a cumulative net loss of $ 562.8 million. These factors raise substantial doubt regarding our ability to continue as a going concern. We plan to obtain additional equity capital to finance our K-Fuel development and marketing initiatives, and our future operations. However, there is no assurance that we will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	GreenCert	Technology	Total	GreenCert	Technology	Total

Operating revenues:
GreenCert licensing	$100	$—	$100	$100	$—	$100
Total segment revenue	100	—	100	100	—	100

Operating expenses:
General and administrative	1,758	2,717	4,475	986	4,442	5,428
Total segment operating expense:	1,758	2,717	4,475	986	4,442	5,428

Segment operating loss	$(1,658)	$(2,717)	$(4,375)	$(886)	$(4,442)	$(5,328)

Total assets	$2,831	$26,907	$29,738

Reconciliation to net loss:

Total segment operating (loss)			$(4,375)			$(5,328)
Depreciation and Amortization			(751)			(494)
Impairment			(482)			—
Research and development			(446)			—
Other income (expense), net			(10,325)			1,248
(Loss) income from discontinued operations			3,708			(3,657)
Net loss attributable to noncontrolling interest			153			86
Net loss attributable to Evergreen Energy Inc.			$(12,518)			$(8,145)

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

On February 1, 2011, Evergreen and Buckeye entered into a Forbearance and Settlement Agreement (the “Settlement Agreement”) with certain holders of the 2007 Notes (the “Settling 2007 Noteholders”) and the 2009 Noteholders. The Settlement Agreement provides for the direct redemption by us of approximately $14.1 million in aggregate face value of 2007 Notes currently held by the Settling 2007 Noteholders, in exchange for the following: (i) the payment of approximately $6.76 million in cash to the Settling 2007 Noteholders; and (ii) the issuance of warrants to the Settling 2007 Noteholders for the purchase of up to 531,250 shares of our common stock at an exercise price of $7.20 per share. The Settlement Agreement also provides for the 2009 Noteholders to purchase $3.2 million of 2007 Notes from the Settling 2007 Noteholders for $1.6 million, which we will redeem as further described below.

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

The following table represents the change in fair value for the quarter ended March 31, 2011:

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

(11)   Discontinued Mining and Plant Operations

Mining Operations

On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price was deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement.  Accordingly, the results of operations for the mining segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontined operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations and liabilities of discontinued mining operations, respectively. On April 4, 2011, the escrow funds were released.   We received $800,000 of the proceeds and paid $2.0 million pursuant to the Forbearance and Settlement Agreement more fully described Note 9—Commitments and Contingencies.

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

The sale is expected to provide an aggregate of approximately $7.2 million of available cash to us, comprised of: (i) cash payments of $2.0 million, of which $500,000 was paid at closing, $500,000 is to be paid on the first anniversary of closing and the remaining $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of the $5.2 million of reclamation bonds pertaining to the sold property, which will be paid  pursuant to a note secured by a mortgage on the property and payable on or before the one year anniversary of the closing.  Upon closing, Green Bridge Holdings assumed the environmental liabilities of the site.     We paid $100,000 in closing costs upon closing.  Further, we will be required to pay  additional closing costs of $368,000 upon receipt of the $5.2 million due pursuant to the note.   Proceeds from the sale will be used for general working capital purposes.

The current portion of the Notes Receivable, as collateralized by a mortgage on the property, is reflected in Notes Receivable and the long-term portion is reflected in Other Assets in our Condensed Consolidated Balance Sheet as of March 31, 2011.  The notes bear interest at 4% per annum to be paid in arrears on a quarterly or annual basis.

 As a result of the signing of the definitive agreement, we have accounted for our plant segment as assets held for sale on our consolidated balance sheets and restated prior year’s balance to reflect this classification. In addition, we have accounted for revenues and expenditures related to our plant segment as discontinued plant operations for all periods presented. As of March 31, 2011, we had recognized $468,000 in closing costs, which include selling fees related to the sale. We recorded a net gain of $ 3.9 million from the sale; the gain resulted from the release of asset retirement obligations (connected to the sold assets) with a balance sheet balance of $4.7 million as at March 29, 2011. Our leasing of the testing facility in Ft. Union resulted in a deferred sale-leaseback profit of $300,000 which will be amortized to other income throughout the period of the term of the lease. The net gain from the sale is recorded in discontinued plant operations and is included in our operating loss for the three months ended March 31, 2011.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of our plant segment in the accompanying consolidated balance sheets are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Property, Plant and Equipment	$—	$2,038
Restricted cash	—	5,172
Other assets	4	—
Accounts payable and accrued expenses	(551)	(177)
Asset retirement obligation	—	(4,646)
Net assets (liabilities) in discontinued plant operations	$(547)	$2,387

Discontinued Plant Operations is comprised of the following:

	March 31, 2011	March 31, 2010
	(in thousands)
Revenue	$—	$—
Plant costs	(172)	(135)
General and administrative	—	7
Other income	3,880	628
Income from discontinued plant operations	$3,708	$500

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

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
MARCH 31, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$7,899	$—	$27	$—	$7,926
Notes receivable	5,693	—	—	—	5,693
Prepaid and other assets	1,521	—	135	—	1,656
Assets of discontinued plant and mining operations	—	2,809	—	—	2,809
Total current assets	15,113	2,809	162	—	18,084
Property, plant and equipment, net of accumulated depreciation	365	—	368	—	733
Construction in progress	7,595	—	2,337	—	9,932
Debt issuance costs, net of amortization	341	—	—	—	341
Investment in consolidated subsidiaries	(294,503)	—	—	294,503	—
Due from subsidiaries	291,376	—	—	(291,376)	—
Other assets	2,034	—	1,423	—	3,457
	$22,321	$2,809	$4,290	$3,127	$32,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,768	$—	$376	$—	$2,144
Accrued liabilities	1,186	—	743	—	1,929
Other current liabilities	193	—	550	—	743
Liabilities of discontinued plant and mining operations	—	588	—	—	588
Total current liabilities	3,147	588	1,669	—	5,404
Long-term debt	16,998	—	—	—	16,998
Deferred revenue	—	—	7,765	—	7,765
Due to parent	—	237,479	53,897	(291,376)	—
Derivative liability	6,411	—	—	—	6,411
Other liabilities, less current portion	1,213	—	204		1,417
Total liabilities	27,769	238,067	63,535	(291,376)	37,995
Commitments and contingencies
Temporary capital	2	—	—	—	2
Total equity (deficit)	(5,450)	(235,258)	(59,245)	294, 503	(5,450)
	$22,321	$2,809	$4,290	$3,127	$32,547

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,946	$—	$28	$—	$2,974
Prepaid and other assets	1,616	—	48	—	1,664
Assets of discontinued mining and plant operations	—	10,030	—	—	10,030
Total current assets	4,562	10,030	76	—	14,668
Property, plant and equipment, net of accumulated depreciation	1,142	—	592	—	1,734
Construction in progress	7,556	—	2,304	—	9,860
Debt issuance costs, net of amortization	512	—	—	—	512
Investment in consolidated subsidiaries	(295,730)	—	—	295,730	—
Due from subsidiaries	295,796	—	—	(295,796)	—
Other assets	1,361	—	1,423	—	2,784
	$15,199	$10,030	$4,395	$(66)	$29,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,398	$—	$300	$—	$2,698
Accrued liabilities	2,361	—	6	—	2,367
Other current liabilities	132	—	550	—	682
Liabilities of discontinued mining and plant operations	—	5,432	—	—	5,432
Total current liabilities	4,891	5,432	856	—	11,179
Long-term debt	21,821	—	—	—	21,821
Deferred revenue	—	—	7,865	—	7,865
Due to parent	—	243,481	52,315	(295,796)	—
Derivative liability	972	—	—	—	972
Other liabilities, less current portion	1,007	—	206	—	1,213
Total liabilities	28,691	248,913	61,242	(295,796)	43,050
Commitments and contingencies
Temporary Capital	3	—	—	—	3
Total equity (deficit)	(13,495)	(238,883)	(56,847)	295,730	(13,495)
	$15,199	$10,030	$4,395	$(66)	$29,558

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	2,730	—	1,745	—	4,475
Depreciation and amortization	627	—	124	—	751
Research and development	—	—	446	—	446
Impairment	482	—	—	—	482
Total operating expenses	3,839	—	2,315	—	6,154
Operating loss	(3,839)	—	(2,215)	—	(6,054)
Other income (expense):
Interest income	5	—	—	—	5
Interest expense	(177)	—		—	(177)
Other income (expense), net	(10,053)		(100)	—	(10,153)
Total other (expense) income	(10,225)	—	(100)	—	(10,325)

Loss from continuing operations	(14,064)	—	(2,315)	—	(16,379)
Gain from discontinued plant and mining operations	—	3,708	—	—	3,708
Equity in gain of subsidiaries	1,393	—	—	(1,393)	—
Net loss	(12,671)	3,708	(2,315)	(1,393)	(12,671)
Less: net loss attributable to non-controlling interest	—	—	—	153	153
Net loss attributable to Evergreen Energy Inc.	$(12,671)	$3,708	$(2,315)	$(1,240)	$(12,518)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	4,518	—	986	—	5,504
Depreciation, depletion and amortization	197	—	297	—	494
Total operating expenses	4,715	—	1,283	—	5,998
Operating loss	(4,715)	—	(1,183)	—	(5,898)
Other income (expense):
Interest income	2	—	—	—	2
Interest expense	(1,073)	—	—	—	(1,073)
Other income (expense), net	2,340	—	(22)	—	2,318
Total other (expense) income	1,269	—	(22)	—	1,247

Loss from continuing operations	(3,446)	—	(1,205)	—	(4,651)
Loss from discontinued plant mining operations	—	(3,580)	—	—	(3,580)
Equity in loss of subsidiaries	(4,785)	—	—	4,785	—
Net loss	(8,231)	(3,580)	(1,205)	4,785	(8,231)
Less: net loss attributable to non-controlling interest	—	—	—	86	86
Net loss attributable to Evergreen Energy Inc.	$(8,231)	$(3,580)	$(1,205)	$4,871	$(8,145)

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(5,434)	$—	$(1,434)	$—	$(6,868)
Cash used in operating activities of discontinued plant and mining operations	—	(685)	—	—	(685)
Cash used in operating activities	(5,434)	(685)	(1,434)	—	(7,553)

Investing activities:
Purchases of construction in progress, plant property and equipment	(44)	—	(68)	—	(112)
Proceeds from sale of assets	381		—	—	381
Cash (used in) provided by investing activities of continuing operations	337	—	(68)	—	269
Cash (used in) provided by investing activities of discontinued plant and mining operations	—	—	—	—	—
Cash (used in) provided by investing activities	337	—	(68)	—	269

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—	—	—	14,546
Proceeds from exercise of warrants	1,029	—	—	—	1,029
Payment of note principal related to 2007 Notes	(3,310)	—	—	—	(3,310)
Payments to parent/subsidiaries	(7,380)	—	—	7,380	—
Advances /from parent/subsidiaries	5,193	—	1,502	(6,695)	—
Payments of debt issue cost	(29)	—	—	—	(29)
Cash provided by financing activities of continuing operations	10,049	—	1,502	685	12,236
Cash provided by (used in) financing activities of discontinued plant and mining operations	—	685	—	(685)	—
Cash provided by financing activities	10,049	685	1,502	—	12,236

Increase in cash and cash equivalents	4,952	—	—	—	4,952
Cash and cash equivalents, beginning of period	2,946	—	28	—	2,974
Cash and cash equivalents, end of period	$7,898	$—	$28	$—	$7,926

EVERGREEN ENERGY INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(3,670)	$—	$(848)	$—	$(4,518)
Cash used in operating activities of discontinued plant and mining operations	(645)	(1,074)	—	—	(1,719)
Cash used in operating activities	(4,315)	(1,074)	(848)	—	(6,237)

Investing activities:
Purchases of construction in progress, plant property and equipment	—	—	(524)	—	(524)
Proceeds from sale of assets	550	—	—	—	550
Cash (used in) provided by investing activities of continuing operations	550	—	(524)	—	26
Cash used in investing activities of discontinued plant and mining operations	—	(280)	—		(280)
Cash (used in) provided by investing activities	550	(280)	(524)		(254)

Financing Activities:
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—	—	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Payment of note principal related to 2009 Notes	(1,304)	—	—	—	(1,304)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payments to parent/subsidiaries	(15,870)	—	(549)	16,419	—
Advances /from parent/subsidiaries	12,505	—	1,919	(14,424)	—
Payments of debt issue cost	(1,999)	—	—	—	(1,999)
Other	(3)	—	—	—	(3)
Cash provided by financing activities of continuing operations	5,806	—	1,370	1,995	9,171
Cash provided by (used in) financing activities of discontinued plant and mining operations	641	1,354	—	(1,995)	—
Cash provided by financing activities	6,447	1,354	1,370	—	9,171

Increase (decrease) in cash and cash equivalents	2,682	—	(2)	—	2,680
Cash and cash equivalents, beginning of period	2,165	5	37	—	2,207
Cash and cash equivalents, end of period	$4,847	$5	$35	$—	$4,887

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

(14) Restatement of Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated stockholder’s equity

We identified errors related to (i) a liability that was incurred during the three months ended March 31, 2011, which was not properly recorded in the previously filed Form 10-Q; and (ii) accounting for certain prior period items: including the abandonment of certain patents, an impairment of certain office assets and to adjust depreciation of certain assets

Following is a summary of the effects of the restatement on our consolidated financial statements:

	As previously reported	Adjustments	As restated
Balance Sheet March 31, 2011
Property, plant and Equipment, net of accumulated depreciation	$1,402	$(669)	$733
Other assets	3,748	(291)	3,457
Total assets	33,507	(960)	32,547
Liability of discontinued plant operations	183	368	551
Total liabilities	37,627	368	37,995
Total stockholders’ deficit	(4,122)	(1,328)	(5,450)
Statement of Operations for the three months ended March 31, 2011
Impairment expense	$—	$482	$482
Depreciation and amortization	273	478	751
Loss from continuing operations	(15,419)	(960)	(16,379)
Income from discontinued plant operations	4,076	(368)	3,708
Net loss attributable to common shareholders	(11,190)	(1,328)	(12,518)
Statement of Cash Flows March 31, 2011
Impairment expense	$—	$482	$482
Depreciation and amortization	273	478	751

Impairment

During the three months ended March 31, 2011, we recorded an impairment charge of $482,000 in our technology segment related to the write off of certain patents that were  abandoned and the write off of certain furniture and fixtures at our corporate location that are not being utilized.

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

Impairment

During the three months ended March 31, 2011, we recorded an impairment charge of $482,000 in our technology segment related to the write off of certain patents that were  abandoned and the write off of certain furniture and fixtures at our corporate location that are not being utilized.

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

Discontinued Mining and Plant Operations

Discontinued Mining Operations

Discontinued Mining Operations is comprised of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Mining revenue	$—	$12,597
Coal mining operating costs	—	(11,688)
General and administrative	—	(1,486)
Depreciation, depletion & amortization	—	(1,281)
Other loss	—	(2,222)
Loss from discontinued mining operations	$—	$(4,080)

Discontinued Plant Operations

Discontinued Plant Operations is comprised of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Revenue	$—	$—
Plant costs	(172)	(135)
General and administrative	—	7
Other income	3,880	628
Income from discontinued plant operations	$3,708	$500

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

The sale is expected to provide an aggregate of approximately $7.2 million of available cash comprised of: (i) cash payments of $2.0 million, of which $500,000 was paid at closing, $500,000 is to be paid on the first anniversary of closing and the remaining $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of the $5.2 million of reclamation bonds pertaining to the sold property, which will be paid  pursuant to a note secured by a mortgage on the property and payable on or before the one year anniversary of the closing.  Upon closing, Green Bridge Holdings assumed the environmental liabilities of the site.   We paid $100,000 in closing costs upon closing.  Further, we will be required to pay additional closing costs of $368,000 upon receipt of the $5.2 milliondue pursuant to the note.   Proceeds from the sale will be used for general working capital purposes.  See further discussion in Note 11 – Discontinued Mining and Plant Operations to the condensed consolidated financial statements included herein.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, management considered its controls over the identification and accounting for accruals as related to the company’s contract administration and execution process.   Management has determined that a material weakness in internal control over financial reporting related to identification and accounting for accruals related to contract approval and execution existed as of March 31, 2011.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in their assessment of the Company's controls over contract administration and concluded that such controls did not operate effectively to appropriately identify and account for transactions in accordance accounting principles generally accepted in the United States of America.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

        In order to remediate the material weakness, we have implemented the following controls in the 3rd  quarter of 2011:

•
Contract administration process will include assigning owners of contracts whom are responsible to ensure that all appropriate communications are made related to various departments within the Company, which will allow for proper financial reporting thereto; and

•	Identify and separately tag contracts within the Company’s contract administration database all contracts that contain contingencies that may result in future accounting treatment.

Changes in Internal Control over Financial Reporting

There have been no additional changes in our internal controls over financial reporting during 2011 that has materially affected our internal controls over financial reporting.

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

4.22	(3)(a)(9) Exchange Agreement dated September 27, 2010 with Dynamis Energy Fund, LP (incorporated by reference to Exhibit 4.22 to our Form 10-Q for the quarter ended September 30, 2010).
4.23	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 20, 2010).
4.24	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed November 3, 2010).

4.25	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed January 3, 2011).
4.26	Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 1, 2011).
4.27	Form of Warrant Agreement with Settling 2007 Noteholders (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).
4.28	Form of Warrant Agreement with 2009 Noteholders (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).
4.29	Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).
4.30	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).
4.31	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 2, 2011).
4.32	Warrant Extension letter (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 3, 2011).
10.1	Professional Services Agreement with Stanhill Special Situations Funds. **
10.2	Forbearance and Settlement Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 2, 2011).
10.3	Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 2, 2011).
10.4	Form of Note Agreement (incorporated by reference to Exhibit 10.3 to our Form 8-K filed February 2, 2011).
10.5	Asset Purchase Agreement dated August 20, 2011 with Landrica Development Company. **
10.6	Professional Services Agreement with Crosby (Hong Kong) Limited. **
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	NYSE Arca Presentation dated February 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 15, 2011).
99.2	Shareholder Letter dated March 15, 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed March 15, 2011).

*	Filed herewith.

**	Filed with the Company's Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN ENERGY INC.

Date: September 19, 2011	By:	/s/ ILYAS T. KHAN
Ilyas T. Khan
Executive Chairman and acting Chief Executive Officer

Date: September 19, 2011	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Executive Vice President and Chief Financial Officer