Form 10-Q/A
period 2011-06-30
EVERGREEN ENERGY INC
filed 2011-09-19
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

We are filing this Amendment No. 1 to this Quarterly Report on 10-Q/A, or this Amendment, to amend our Quarterly Report on Form 10-Q for the three and six months ended, June 30, 2011, or the 10-Q, as filed with the Securities and Exchange Commission, or the SEC.  The sole purpose of this Amendment is to properly account for the abandonment of certain patents and to adjust for  items restated in the March 31, 2011Form 10-Q/A.  See Note 14— Restatement of Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated stockholder’s equity for further details.

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
	(in thousands)
	(restated)
Assets
Current:
Cash and cash equivalents	$4,416	$2,974
Notes receivable	5,693	—
Prepaid and other assets	1,932	1,664
Assets of discontinued plant operations	—	7,210
Assets of discontinued mining operations	27	2,820
Total current assets	12,068	14,668
Property, plant and equipment, net of accumulated depreciation	418	1,734
Construction in progress	7,635	9,860
Other assets	3,404	3,296
	$23,525	$29,558

Liabilities, Temporary Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,315	$2,698
Accrued liabilities	2,781	2,367
Short-term debt	1,239	—
Other current liabilities	592	682
Liabilities of discontinued plant operations	544	4,823
Liabilities of discontinued mining operations	37	609
Total current liabilities	6,508	11,179
Long-term debt	2,851	21,821
Deferred revenue	7,815	7,865
Derivative liability	3,344	972
Other liabilities, less current portion	1,373	1,213
Total liabilities	21,891	43,050
Commitments and contingencies
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 7 shares authorized; .002 and .003 outstanding, respectively	2	3
Stockholders’ deficit:
Preferred stock, $.001 par value, shares authorized 19,999; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 26,451 and 18,888 shares issued and outstanding, respectively	26	19
Additional paid-in capital	560,846	539,348
Accumulated deficit	(556,164)	(550,285)
Equity (deficit) attributable to Evergreen Energy Inc. stockholders’	4,708	(10,918)
Deficit attributable to noncontrolling interest	(3,076)	(2,577)
Total stockholders’ equity (deficit)	1,632	(13,495)
	$23,525	$29,558

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except for per share amounts)
	(restated)		(restated)
Operating revenues:
GreenCert licensing	$100	$103	$200	$203
Total operating revenue	100	103	200	203

Operating expenses:
General and administrative	4,330	3,174	8,802	8,672
Depreciation and amortization	255	485	1,007	979
Research and development	199	195	645	194
Impairment expense	2,536	—	3,018	—
Total operating expenses	7,320	3,854	13,472	9,845

Operating loss	(7,220)	(3,751)	(13,272)	(9,642)

Other income (expense):
Interest income	70	4	75	6
Interest expense	(46)	(459)	(224)	(1,532)
Gain (loss) on fair value derivatives	3,067	2,347	(2,450)	4,910
Loss on warrant modification and exercise	—	—	(1,021)	—
Gain on debt-for-equity exchange transaction	—	—	435	—
Gain (loss) on early extinguishment of debt	10,193	(2,267)	6,710	(2,267)
Other income (expense), net	213	193	(354)	(50)
Total other income (expense)	13,497	(182)	3,171	1,067

Income (loss) from continuing operations	6,277	(3,933)	(10,101)	(8,575)
Income (loss) from discontinued plant operations	15	(56)	3,723	435
Loss from discontinued mining operations	—	(798)	—	(4,879)
Net income (loss)	6,292	(4,787)	(6,378)	(13,019)
Less: net (loss) income attributable to noncontrolling interest	(346)	84	499	170
Net income (loss) attributable to Evergreen Energy Inc.	5,946	(4,703)	(5,879)	(12,849)
Dividends on preferred stock	—	—	—	(4,312)
Net income (loss) attributable to common shareholders	$5,946	$(4,703)	$(5,879)	$(17,161)
Basic net income (loss) per common share from continuing operations	$0.24	$(0.28)	$(0.41)	$(0.51)
Diluted net income per common share from continuing operations	$0.22	$—	$—	$—
Basic net income (loss) per common share from discontinued mining and plant operations	$0.00	$(0.06)	$0.15	$(0.27)
Dilutive net income (loss) per common share from discontinued mining and plant operations	$0.00	$—	$—	$—
Basic net loss attributable to common shareholders per share	$0. 23	$(0.33)	$(0. 24)	$(1.03)
Dilutive net income attributable to common shareholders per share	$0.21	$—	$—	$—
Basic weighted-average common shares outstanding	26,420	14,144	24,896	16,681
Dilutive weighted-average common shares outstanding	28,437	—	—	—

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	Equity
	(in thousands)
	(restated)

Balance at January 1, 2011	$(10,918)	$(2,577)	$(13,495)
Sale of common stock	14,546	—	14,546
Preferred stock converted to common	2,128	—	2,128
Debt-for-equity exchange	968	—	968
Warrants issued in early extinguishment of debt	2,059	—	2,059
Share-based compensation expense related to employees, directors and other	1,649	—	1,649
Other	155	—	155
Net loss	(5,879)	(499)	(6,378)
Balance at June 30, 2011	$4,708	$(3,076)	$1,632

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
	(restated)
Operating activities:
Net loss from continuing operations	$(10,101)	$(8,575)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	1,649	2,324
Gain on early extinguishment of debt	(8,427)	—
Loss from exercise of warrants	1,021	—
Depreciation and amortization	1,007	979
Derivative fair value adjustment	2,450	(3,232)
Amortization of debt issuance costs	116	2,259
Amortization of initial fair value of derivative	(46)	(92)
Impairment of assets	3,018	—
Gain on debt-for-equity exchange	(435)	—
Other	120	109
Changes in operating assets and liabilities:
Accounts receivable	—	567
Prepaid expenses and other assets	(64)	(669)
Deferred revenue and other obligations	(262)	(390)
Accounts payable and accrued expenses	(907)	(1,817)
Cash used in operating activities of continuing operations	(10,861)	(8,537)
Cash provided by (used in) operating activities of discontinued mining and plant operations	(676)	(4,644)
Cash used in operating activities	(11,537)	(13,181)

Investing activities:
Purchases of construction in progress, property, plant, and equipment	(190)	(1,324)
Proceeds from sale of assets	381	—
Cash provided by (used in) investing activities of continuing operations	191	(1,324)
Cash provided by investing activities of discontinued mining and plant operations	2,785	23,537
Cash provided by investing activities	2,976	22,213

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—
Proceeds from the 2010 common stock sale, net of offering costs	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	—	8,746
Proceeds from exercise of warrants	1,029	—
Payment of dividends on convertible preferred stock	—	(4,312)
Payment of note principal related to 2007 Notes	(5,310)	—
Payment of note principal related to 2009 Notes	—	(17,250)
Payment of debt issue costs	(262)	(1,999)
Other	—	(6)
Cash provided by (used in) financing activities of continuing operations	10,003	(6,778)
Cash used in financing activities of discontinued mining operations	—	—
Cash provided by (used in) financing activities	10,003	(6,778)

Increase in cash and cash equivalents	1,442	2,254
Cash and cash equivalents, beginning of period	2,974	2,207
Cash and cash equivalents, end of period	$4,416	$4,461

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

Impairment

During the six months ended June 30, 2011, we recorded an impairment charge of $1.0 million related to the write off of certain patents that were  abandoned and the write off of certain furniture and fixtures at our corporate location that are not being utilized.

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

We will continue to evaluate how we manage our business and, as necessary, adjust our segment reporting accordingly.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	GreenCert	Technology	Total	GreenCert	Technology	Total

Operating revenues:
GreenCert licensing	$100	$—	$100	$103	$—	$103
Total segment revenue	100	—	100	103	—	103

Operating expenses:
General and administrative	1,838	2,492	4,330	948	2,226	3,174
Total segment operating expense:	1,838	2,492	4,330	948	2,226	3,174

Segment operating loss	$(1,738)	$(2,492)	$(4,230)	$(845)	$(2,226)	$(3,071)

Reconciliation to net loss:

Total segment operating (loss)			$(4,230)			$(3,071)
Depreciation and Amortization			(255)			(485)
Research and development			(199)			(195)
Impairment expense			(2,536)			—
Other income (expense), net			13,497			(182)
Income (loss) from discontinued operations			15			(854)
Net income(loss) attributable to noncontrolling interest			(346)			84
Net income (loss) attributable to Evergreen Energy Inc.			$5,946			$(4,703)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	GreenCert	Technology	Total	GreenCert	Technology	Total

Operating revenues:
GreenCert licensing	$200	$—	$200	$203	$—	$203
Total segment revenue	200	—	200	203	—	203

Operating expenses:
General and administrative	3,597	5,205	8,802	1,936	6,736	8,672
Total segment operating expense:	3,597	5,205	8,802	1,936	6,736	8,672

Segment operating loss	$(3,397)	$(5,205)	$(8,602)	$(1,733)	$(6,736)	$(8,469)

Total assets	$257	$23,241	$23,498

Reconciliation to net loss:

Total segment operating (loss)			$(8,602)			$(8,469)
Depreciation and Amortization			(1,007)			(979)
Research and development			(645)			(194)
Impairment expense			(3,018)			—
Other expense, net			3,171			1,067
Income (loss)from discontinued operations			3,723			(4,444)
Net loss attributable to noncontrolling interest			499			170
Net loss attributable to Evergreen Energy Inc.			$(5,879)			$(12,849)

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

The sale is expected to provide an aggregate of approximately $7.2 million of available cash to us, comprised of: (i) cash payments of $2.0 million, of which $500,000 was paid at closing, $500,000 is to be paid on the first anniversary of closing and the remaining $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of the $5.2 million of reclamation bonds pertaining to the sold property, which will be paid  pursuant to a note secured by a mortgage on the property and payable on or before the one year anniversary of the closing.  Upon closing, Green Bridge Holdings assumed the environmental liabilities of the site.  We paid $100,000 in exit costs upon closing.  Further, we will be required to pay additional closing costs of $368,000 upon receipt of the $5.2 million due pursuant to the note.  Proceeds from the sale will be used for general working capital purposes.

The current portion of the notes receivable, as collateralized by a mortgage on the property, is reflected in Notes Receivable and the long-term portion is reflected in Other Assets in our Condensed Consolidated Balance Sheet as of June 30, 2011.  The notes bear interest at 4% per annum to be paid in arrears on a quarterly or annual basis.

As a result of the signing of the definitive agreement, we have accounted for our plant segment results of operations as discontinued operations and prior year comparative information was also restated and reflected in discontinued operations. Further, the assets and liabilities of the plant segment were reclassified to assets of discontinued plant operations and liabilities of discontinued plant operations, respectively. As of June 30, 2011, we had recognized $500,000 in exit costs. We recorded a net gain of $3.9 million from the sale.  The subsequent leasing of our testing facility in Gillette, Wyoming resulted in a deferred sale-leaseback profit of $300,000 that is being amortized to other income during the term of the lease. The net gain from the sale is recorded in discontinued plant operations and is included in our operating loss for the six months ended June 30, 2011.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of our plant segment in the accompanying consolidated balance sheets are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Property, Plant and Equipment	$—	$2,038
Restricted cash	—	5,172
Other assets	—	—
Accounts payable and accrued expenses	(544)	(177)
Asset retirement obligation	—	(4,646)
Net assets (liabilities) in discontinued plant operations	$(544)	$2,387

Net income (loss) from discontinued plant operations was $15,000 and $3.7 million for the three and six months ended June 30, 2011 and $(56,000) and $435,000 for the three and six months ended June 30, 2010, respectively.

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

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$4,389	$—	$27	$—	$4,416
Notes receivable	5,693	—	—	—	5,693
Prepaid and other assets	1,823	—	109	—	1,932
Assets of discontinued mining and plant operations	—	27		—	27
Total current assets	11,905	27	136	—	12,068
Property, plant and equipment, net of accumulated depreciation	261	—	157	—	418
Construction in progress	7,635	—	—	—	7,635
Investment in consolidated subsidiaries	(298,897)	—	—	298,897	—
Due from subsidiaries	289,774	—	—	(289,774)	—
Other assets	2,087	—	1,317	—	3,404
	12,765	27	1,610	9,123	23,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,255	—	60	—	1,315
Accrued liabilities	981	—	1,800	—	2,781
Short-term debt	1,239	—	—	—	1,239
Other current liabilities	192	—	400	—	592
Liabilities of discontinued mining and plant operations	—	581	—	—	581
Total current liabilities	3,667	581	2,260	—	6,508
Long-term debt	2,851	—	—	—	2,851
Deferred revenue	—	—	7,815	—	7,815
Due to parent	—	234,662	55,112	(289,774)	—
Derivative liability	3,344	—	—	—	3,344
Other liabilities, less current portion	1,269		104		1,373
Total liabilities	11,131	235,243	65,291	(289,774)	21,891
Commitments and contingencies
Temporary capital	2	—	—	—	2
Total equity (deficit)	1,632	(235,216)	(63,681)	298,897	1,632
	$12,765	$27	$1,610	$9,123	$23,525

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,946	$—	$28	$—	$2,974
Prepaid and other assets	1,616	—	48	—	1,664
Assets of discontinued mining and plant operations	—	10,030	—	—	10,030
Total current assets	4,562	10,030	76	—	14,668
Property, plant and equipment, net of accumulated depreciation	1,142	—	592	—	1,734
Construction in progress	7,556	—	2,304	—	9,860
Investment in consolidated subsidiaries	(295,730)	—	—	295,730	—
Due from subsidiaries	295,796	—	—	(295,796)	—
Other assets	1,873	—	1,423	—	3,296
	$15,199	$10,030	$4,395	$(66)	$29,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,398	$—	$300	$—	$2,698
Accrued liabilities	2,361	—	6	—	2,367
Other current liabilities	132	—	550	—	682
Liabilities of discontinued mining and plant operations	—	5,432	—	—	5,432
Total current liabilities	4,891	5,432	856	—	11,179
Long-term debt	21,821	—	—	—	21,821
Deferred revenue	—	—	7,865	—	7,865
Due to parent	—	243,481	52,315	(295,796)	—
Derivative liability	972	—	—	—	972
Other liabilities, less current portion	1,007	—	206	—	1,213
Total liabilities	28,691	248,913	61,242	(295,796)	43,050
Commitments and contingencies
Temporary Capital	3	—	—	—	3
Total equity (deficit)	(13,495)	(238,883)	(56,847)	295,730	(13,495)
	$15,199	$10,030	$4,395	$(66)	$29,558

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	2,491	—	1,839	—	4,330
Depreciation and amortization	145	—	110	—	255
Research and development	—	—	199	—	199
Impairment expense	—	—	2,536	—	2,536
Total operating expenses	2,636	—	4,684	—	7,320
Operating loss	(2,636)		(4,584)		(7,220)
Other income (expense):
Interest income	70	—	—	—	70
Interest expense	(46)	—	—	—	(46)
Other income (expense), net	13,473	—	—	—	13,473
Total other (expense) income	13,497	—	—	—	13,497

Income (loss) from continuing operations	10,861	—	(4,584)	—	6,277
Income from discontinued mining and plant operations	—	15	—	—	15
Equity in gain of subsidiaries	(4,569)	—	—	4,569	—
Net income (loss)	6,292	15	(4,584)	4,569	6,292
Less: net loss attributable to non-controlling interest	—	—	—	(346)	(346)
Net income (loss) attributable to Evergreen Energy Inc.	$6,292	$15	$(4,584)	$4,223	$5,946

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$103	$—	$103
Total operating revenue	—	—	103	—	103
Operating expenses:
General and administrative	2,226	—	948	—	3,174
Depreciation and amortization	187	—	298	—	485
Research and development	—	—	195	—	195
Total operating expenses	2,413	—	1,441	—	3,854
Operating loss	(2,413)	—	(1,338)	—	(3,751)
Other income (expense):
Interest income	4	—	—	—	4
Interest expense	(459)	—	—	—	(459)
Other income (expense), net	273	—	—	—	273
Total other (expense) income	(182)	—	—	—	(182)

Loss from continuing operations	(2,595)	—	(1,338)	—	(3,933)
(Loss) gain from discontinued mining and plant operations	(2,325)	1,471	—	—	(854)
Equity in gain of subsidiaries	133	—	—	(133)	—
Net loss	(4,787)	1,471	(1,338)	(133)	(4,787)
Less: net loss attributable to non-controlling interest	—	—	—	84	84
Net (loss) gain attributable to Evergreen Energy Inc.	$(4,787)	$1,471	$(1,338)	$(49)	$(4,703)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$200	$—	$200
Total operating revenue	—	—	200	—	200
Operating expenses:
General and administrative	5,218	—	3,584	—	8,802
Depreciation and amortization	773	—	234	—	1,007
Research and development	—	—	645	—	645
Impairment expense	432	—	2,586	—	3,018
Total operating expenses	6,423	—	7,049	—	13,472
Operating loss	(6,423)		(6,849)	—	(13,272)
Other income (expense):
Interest income	75	—	—	—	75
Interest expense	(224)	—	—	—	(224)
Other income (expense), net	3,420		(100)	—	3,320
Total other (expense) income	3,271	—	(100)	—	3,171

(Loss) gain from continuing operations	(3,152)	—	(6,949)	—	(10,101)
Net income from discontinued mining and plant operations	—	3,723	—	—	3,723
Equity in income of subsidiaries	(3,226)	—	—	3,226	—
Net (loss) income	(6,378)	3,723	(6,949)	3,226	(6,378)
Less: net loss attributable to non-controlling interest	—	—	—	499	499
Net loss attributable to Evergreen Energy Inc.	$(6,378)	$3,723	$(6,949)	$3,725	$(5,879)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$203	$—	$203
Total operating revenue	—		203	—	203
Operating expenses:
General and administrative	6,736	—	1,936	—	8,672
Depreciation and amortization	384	—	595	—	979
Research and development	—	—	194	—	194
Total operating expenses	7,120	—	2,725	—	9,845
Operating loss	(7,120)	—	(2,522)	—	(9,642)
Other income (expense):
Interest income	6	—	—	—	6
Interest expense	(1,532)	—	—	—	(1,532)
Other income (expense), net	2,616	—	(23)	—	2,593
Total other (expense) income	1,090	—	(23)	—	1,067

(Loss) gain from continuing operations	(6,030)	—	(2,545)	—	(8,575)
Net (loss) income from discontinued mining and plant operations	(2,525)	(1,919)	—		(4,444)
Equity in loss of subsidiaries	(4,464)	—	—	4,464	—
Net (loss) income	(13,019)	(1,919)	(2,545)	4,464	(13,019)
Less: net loss attributable to non-controlling interest	—	—	—	170	170
Net loss attributable to Evergreen Energy Inc.	$(13,019)	$(1,919)	$(2,545)	$4,634	$(12,849)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(8,654)	$—	$(2,207)	$—	$(10,861)
Cash used in operating activities of discontinued plant and mining operations	—	(676)	—	—	(676)
Cash used in operating activities	(8,654)	(676)	(2,207)	—	(11,537)

Investing activities:
Purchases of construction in progress, plant property and equipment	(123)	—	(67)	—	(190)
Proceeds from sale of assets	381		—	—	381
Cash (used in) provided by investing activities of continuing operations	258	—	(67)	—	191
Cash (used in) provided by investing activities of discontinued plant and mining operations	—	2,785	—	—	2,785
Cash (used in) provided by investing activities	258	2,785	(67)	—	2,976

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—	—	—	14,546
Proceeds from exercise of warrants	1,029	—	—	—	1,029
Payment of note principal related to 2007 Notes	(5,310)	—	—	—	(5,310)
Payments to parent/subsidiaries	(2,950)	—	—	2,950	—
Advances /from parent/subsidiaries	2,785	—	2,274	(5,059)	—
Payments of debt issue cost	(262)	—	—	—	(262)
Cash provided by financing activities of continuing operations	9,838	—	2,274	(2,109)	10,003
Cash provided by (used in) financing activities of discontinued plant and mining operations	—	(2,109)	—	2,109	—
Cash provided by financing activities	9,838	(2,109)	2,274	—	10,003

Increase in cash and cash equivalents	1,442	—	—	—	1,442
Cash and cash equivalents, beginning of period	2,946	—	28	—	2,974
Cash and cash equivalents, end of period	$4,388	$—	$28	$—	$4,416

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(6,320)	$—	$(2,217)	$—	$(8,537)
Cash used in operating activities of discontinued plant and mining operations	(2,560)	(2,084)	—	—	(4,644)
Cash used in operating activities	(8,880)	(2,084)	(2,217)	—	(13,181)

Investing activities:
Purchases of construction in progress, plant property and equipment	(589)	—	(735)	—	(1,324)
Proceeds from sale of assets	—	—	—	—	—
Cash used in investing activities of continuing operations	(589)	—	(735)	—	(1,324)
Cash provided by investing activities of discontinued plant and mining operations	—	23,537	—		23,537
Cash (used in) provided by investing activities	(589)	23,537	(735)		22,213

Financing Activities:
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—	—	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Distributions from subsidiary	3,315	—	—	—	3,315
Payment of note principal related to 2009 Notes	(17,250)	—	—	—	(17,250)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payments to parent/subsidiaries	(14,681)	—	—	14,681	—
Advances /from parent/subsidiaries	27,320	—	2,945	(30,265)	—
Payments of debt issue cost	(1,999)	—	—	—	(1,999)
Other	(6)	—	—	—	(6)
Cash provided by (used in) financing activities of continuing operations	9,176	—	2,945	(15,584)	(3,463)
Cash provided by (used in) financing activities of discontinued plant and mining operations	2,559	(21,458)	—	15,584	(3,315)
Cash provided by (used in) financing activities	11,735	(21,458)	2,945	—	(6,778)

Increase (decrease) in cash and cash equivalents	2,266	(5)	(7)	—	2,254
Cash and cash equivalents, beginning of period	2,165	5	37	—	2,207
Cash and cash equivalents, end of period	$4,431	$0	$30	$—	$4,461

(14) Restatement of Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated stockholder’s equity

We identified errors related to a liability that was incurred in the six months ended June 30, 2011 and not properly recorded, to properly account for the abandonment of certain patents and an impairment of certain corporate office assets.

Following is a summary of the effects of the restatement on our consolidated financial statements:

	As previously reported	Adjustments	As restated
	(in thousands)
Balance Sheet June 30, 2011
Property, plant and Equipment, net of accumulated depreciation	$1,087	$(669)	$418
Other assets	3,759	(355)	3,404
Total assets	24,549	(1,024)	23,525
Liability of discontinued plant operations	176	368	544
Total liabilities	21,523	368	21,891
Total stockholders’ equity	3,024	(1,392)	1,632
Statement of Operations for the three months ended June 30, 2011
Impairment expense	$2,472	$64	$2,536
Depreciation and amortization
Income from continuing operations	6,341	(64)	6,277
Net loss attributable to noncontrolling interest	(341)	(5)	(346)
Net income attributable to common shareholders	6,015	(69)	5,946
Statement of Operations for the six months ended June 30, 2011
Impairment expense	$2,472	$546	$3,018
Depreciation and amortization	529	478	1,007
Loss from continuing operations	(9,077)	(1,024)	(10,101)
Income from discontinued plant operations	4,091	(368)	3,723
Net loss attributable to noncontrolling interest	494	5	499
Net loss attributable to common shareholders	(4,492)	(1,387)	(5,879)

Statement of Cash Flows June 30, 2011
Impairment expense	$2,472	$546	$3,018
Depreciation and amortization	529	478	1,007

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

During the three months and six months ended June 30, 2011, we recorded $64,000 and $1.0 million of impairment expense related to the abandonment of certain patents and write off of certain furniture and fixtures at our corporate location.

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

Discontinued Mining and Plant Operations

Discontinued Mining Operations

Discontinued Mining Operations is comprised of the following:

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Mining revenue	$—	$12,619
Coal mining operating costs	—	(12,058)
General and administrative	—	(1,426)
Depreciation, depletion & amortization	—	(1,281)
Other loss	—	(2,733)
Loss from discontinued mining operations	$—	$(4,879)

Discontinued Plant Operations

Discontinued Plant Operations is comprised of the following:

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Revenue	$—	$—
Plant costs	(172)	(254)
General and administrative	—	—
Gain on sale of assets	3,895	689
Income from discontinued plant operations	$3,723	$435

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

On March 30, 2011, we closed the sale of the assets of our subsidiary, Landrica Development Company, including the Fort Union plant and associated property located near Gillette, Wyoming, to Green Bridge Holdings, Inc. a subsidiary of Synthetic Fuels LLC.  Concurrent with the sale, we and Green Bridge Holdings entered into a lease agreement to provide access to and use of the K-Fuel testing facility and certain equipment located on the Fort Union site for a period of five years at nominal cost to the company.  The sale is expected to provide an aggregate of approximately $7.2 million of available cash comprised of: (i) cash payments of $2.0 million, of which $500,000 was paid at closing, $500,000 is to be paid on the first anniversary of closing and the remaining $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of the $5.2 million of reclamation bonds pertaining to the sold property, which will be paid pursuant to a note secured by a mortgage on the property and payable on or before the one year anniversary of the closing.  Upon closing, Green Bridge Holdings assumed the environmental liabilities of the site. We paid $100,000 in exit costs upon closing.  Further, we will be required to pay additional closing costs of $368,000 upon receipt of the $5.2 million due pursuant to the note. Proceeds from the sale will be used for general working capital purposes.  See further discussion in Note 12 — Discontinued Operations to the condensed consolidated financial statements included herein.

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

Historical View

Cash Used in Operating Activities

Cash used in operating activities of continuing operations was $10.1 million and $8.5 million for the six months ended June 30, 2011 and 2010, respectively.  The majority of the cash used in continuing operations for the six months ended June 30, 2011 relates to cash used in our on-going operations adjusted for non-cash items, and changes in operating assets and liabilities the most significant being:

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In performing this evaluation, management considered its controls over the identification and accounting for accruals as related to the company’s contract administration and execution process.   Management has determined that a material weakness in internal control over financial reporting related to identification and accounting for accruals related to contract approval and execution existed as of June 30, 2011.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in their assessment of the Company’s controls over contract administration and concluded that such controls did not operate effectively to appropriately identify and account for transactions in accordance accounting principles generally accepted in the United States of America.

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

4.22	(3)(a)(9) Exchange Agreement dated September 27, 2010 with Dynamis Energy Fund, LP (incorporated by reference to Exhibit 4.22 to our Form 10-Q for the quarter ended September 30, 2010).

4.23	Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 1, 2011).

4.24	Form of Warrant Agreement with Settling 2007 Noteholders (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).

4.25	Form of Warrant Agreement with 2009 Noteholders (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).

4.26	Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).

4.28	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 2, 2011).

10.1	Second Amended and restated Non Exclusive Sublicense Agreement.**

10.2	Option Agreement.**

10.3	Asset Purchase Agreement with MR&E LTD.**

10.4	Technology License between Evergreen Energy Inc, Evergreen Asia Pacific Corp and Southern Coal Holdings Pty Ltd.**

10.5	Option to Purchase Shares. **

10.6	Subscription and Shareholders Agreement between Evergreen Energy inc, WPG Resources Ltd. And Southern Coal Holdings Pty Ltd.**

10.7	Thomas H. Stoner Jr, Severance Agreement.**

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	NYSE Arca Presentation dated February 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed February 15, 2011).

99.2	Shareholder Letter dated March 15, 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed March 15, 2011).

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

*  Filed herewith.

**Filed with the Company's Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2011.

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