Form 10-Q
period 2011-09-30
EVERGREEN ENERGY INC
filed 2011-11-21
CIK 912365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 17, 2011 there were 27,694,820 shares of the registrant’s common stock, $.001 par value, outstanding.

EVERGREEN ENERGY INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(in thousands)
Assets
Current:
Cash and cash equivalents	$1,206	$2,974
Notes receivable	5,693	—
Prepaid and other assets	1,995	1,664
Assets of discontinued plant operations	—	7,210
Assets of discontinued mining operations	27	2,820
Total current assets	8,921	14,668
Property, plant and equipment, net of accumulated depreciation	280	1,734
Construction in progress	7,635	9,860
Other assets	3,419	3,296
	$20,255	$29,558

Liabilities, Temporary Capital and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,600	$2,698
Accrued liabilities	1,467	2,367
Short-term debt	4,175	—
Other current liabilities	592	682
Liabilities of discontinued plant operations	544	4,823
Liabilities of discontinued mining operations	37	609
Total current liabilities	8,415	11,179
Long-term debt	—	21,821
Deferred revenue	7,715	7,865
Derivative liability	1,408	972
Other liabilities, less current portion	1,330	1,213
Total liabilities	18,868	43,050
Commitments and contingencies
Temporary Capital:
Preferred stock, $.001 par value, $1,000 stated value, 7 shares authorized; .002 and .003 shares outstanding, respectively	2	3
Stockholders’ deficit:
Preferred stock, $.001 par value, shares authorized 19,999; none outstanding	—	—
Common stock, $.001 par value, shares authorized 280,000; 27,105 and 18,888 shares issued and outstanding, respectively	27	19
Additional paid-in capital	561,051	539,348
Accumulated deficit	(556,544)	(550,285)
Equity (deficit) attributable to Evergreen Energy Inc. stockholders’	4,534	(10,918)
Deficit attributable to noncontrolling interest	(3,149)	(2,577)
Total stockholders’ equity (deficit)	1,385	(13,495)
	$20,255	$29,558

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except for per share amounts)

Operating revenues:
GreenCert licensing	$125	$100	$325	$303
Total operating revenue	125	100	325	303

Operating expenses:
General and administrative	3,048	3,294	11,859	11,981
Depreciation and amortization	143	403	1,109	1,382
Research and development	39	268	683	462
Impairment expense	—	3,467	3,081	3,467
Total operating expenses	3,230	7,432	16,732	17,292

Operating loss	(3,105)	(7,332)	(16,407)	(16,989)

Other income (expense):
Interest income	68	15	143	20
Interest expense	(244)	(296)	(468)	(1,828)
Gain (loss) on fair value derivatives	1,936	(182)	(514)	4,727
Loss on warrant modification and exercise	—	—	(1,021)	—
Gain on debt-for-equity exchange transaction	—	3,115	435	3,115
Gain (loss) on early extinguishment of debt	—	—	6,710	(2,267)
Other income (expense), net	834	(108)	509	(157)
Total other income, net	2,594	2,544	5,794	3,610

Loss from continuing operations	(511)	(4,788)	(10,613)	(13,379)
Income (loss) from discontinued plant operations	59	(91)	3,782	359
Loss from discontinued mining operations	—	(102)	—	(4,980)
Net loss	(452)	(4,981)	(6,831)	(18,000)
Less: net loss attributable to noncontrolling interest	72	388	572	558
Net loss attributable to Evergreen Energy Inc.	(380)	(4,593)	(6,259)	(17,442)
Dividends on preferred stock	—	—	—	(4,312)
Net loss attributable to common shareholders	$(380)	$(4,593)	$(6,259)	$(21,754)
Basic net loss per common share from continuing operations	$(0.02)	$(0.27)	$(0.41)	$(0.83)
Basic net (loss) income per common share from discontinued mining and plant operations	$0.00	$(0.01)	$0.15	$(0.29)
Basic net loss attributable to common shareholders per share	$(0.01)	$(0.26)	$(0.24)	$(1.35)
Basic weighted-average common shares outstanding	27,073	17,447	25,625	16,162

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

	Evergreen	Noncontrolling	Total
	Energy Inc.	interest	Equity
	(in thousands)

Balance at January 1, 2011	$(10,918)	$(2,577)	$(13,495)
Sale of common stock (net of offering costs)	14,958	—	14,958
Preferred stock converted to common	2,128	—	2,128
Debt-for-equity exchange	974	—	974
Warrants issued in early extinguishment of debt	2,050	—	2,050
Share-based compensation expense related to employees, directors and other	1,449	—	1,449
Other	152	—	152
Net loss	(6,259)	(572)	(6,831)
Balance at September 30, 2011	$4,534	$(3,149)	$1,385

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating activities:
Net loss from continuing operations	$(10,613)	$(13,379)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Share-based compensation expense to employees and others	1,449	2,931
Depreciation and amortization	1,109	1,382
Gain on early extinguishment of debt	(8,427)	—
Loss from exercise of warrants	1,021	—
Derivative fair value adjustment	514	(3,050)
Amortization of debt issuance costs	186	2,337
Amortization of initial fair value of derivative	(51)	(134)
Amortization of beneficial conversion feature	132	—
Impairment	3,081	3,467
Gain on debt for equity exchange	(435)	(3,115)
Other	46	(82)
Changes in operating assets and liabilities:
Accounts receivable	—	550
Prepaid expenses and other assets	(186)	(275)
Deferred revenue and other obligations	(390)	(754)
Accounts payable and accrued expenses	(1,937)	(1,883)
Cash used in operating activities of continuing operations	(14,501)	(12,005)
Cash used in operating activities of discontinued mining and plant operations	(620)	(4,973)
Cash used in operating activities	(15,121)	(16,978)

Investing activities:
Purchases of construction in progress, property, plant and equipment	(197)	(1,421)
Proceeds from sale of assets	381	—
Restricted cash	—	4,953
Other	(20)	—
Cash provided by investing activities of continuing operations	164	3,532
Cash provided by investing activities of discontinued mining and plant operations	2,785	23,537
Cash provided by investing activities	2,949	27,069

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—
Proceeds from the 2011 “ATM Program”, net of commission and financing costs	412	—
Proceeds from the 2010 common stock sale, net of offering costs	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	—	8,746
Proceeds from exercise of warrants	1,029	—
Payment of dividends on convertible preferred stock	—	(4,312)
Payments of note principal related to 2007 Notes	(5,310)	—
Payment of note principal related to 2009 Notes	—	(17,250)
Payments of debt issue costs	(262)	(2,179)
Other	(11)	17
Cash provided by (used in) financing activities of continuing operations	10,404	(6,935)

(Decrease) increase in cash and cash equivalents	(1,768)	3,156
Cash and cash equivalents, beginning of period	2,974	2,207
Cash and cash equivalents, end of period	$1,206	$5,363

See accompanying notes to the condensed consolidated financial statements.

EVERGREEN ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

In this Form 10-Q, we use the terms “Evergreen Energy,” ‘Evergreen,” “we,” “our,” “us” and Company to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. “Buckeye” refers to our subsidiary Bimco Inc. (previously known as Buckeye Industrial Mining Co.). All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, and GreenCert™, refer to our technologies and patented processes explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011. As further described in Note 5 — Temporary Capital and Stockholders’ Equity, effective August 20, 2010, we effected a 1 for 12 reverse stock split and all shares and per share amounts have been restated as if the reverse stock split occurred in the applicable periods.

(1)   Business

We were founded in 1984 and are a cleaner coal technology company that offers environmental solutions for the energy production and generation industries primarily through our patented clean coal process and technology, K-Fuel.  K-Fuel significantly improves the performance of low-rank sub-bituminous and brown coals and lignite. This process yields higher efficiency levels, which varies depending on the type of coal processed, by applying heat and pressure to low-rank coals to reduce moisture.  Our GreenCert software suite focuses on providing power generators with operational intelligence and analytics to identify operational efficiencies.  Through November 2011, we have executed on a number of our strategic objectives as follows:

•                  On August 24, 2011, we entered into a Sales Agency Agreement with Lazard Capital Markets LLC (“Lazard”), under which Lazard, as our exclusive agent, may, at our discretion, from time to time sell up to a maximum of $10.0 million of our shares of common stock through an “at-the-market” program.  As of September 30, 2011 we had sold 622,000 shares of our common stock and received $412,000 in proceeds, net of commission and financing costs. See further discussion in Note 5 — Temporary Capital and Stockholders’ Equity.

•                  On June 9, 2011, we completed the formation of our venture with WPG Resources, an Australian listed mineral resources company, to jointly own coal deposits and to develop and produce K-Fuel, using our coal upgrading technology throughout Australia. The venture, Southern Coal Holdings (SCH), is 50% owned by WPG Resources and 50% by us, and was incorporated in Australia in 2010 as a private limited liability company.  See Managements’ Discussion and Analysis contained in this Form 10-Q for further details about our business and current events.

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

We continue to require additional capital to fully fund our operations, principally the development of our K-Fuel process and our ownership in SCH and the China joint venture. Further, as opportunities arise to accelerate the expansion of our K-Fuel technology, or our anticipated operating cash outflows are greater than expected due to, among other things, unexpected costs in the development of our K-Fuel process and business opportunities, we may need to obtain further funding. We have a history of losses, deficits, and negative operating cash flows and may continue to incur losses in the future. For the period starting from the year of incorporation in 1988 through September 30, 2011, we have incurred a cumulative deficit of $556.2 million. We continue to evaluate our cash position and cash utilization, and have and will make additional adjustments to capital or certain operating expenditures. However, because of the need for additional capital, there is substantial doubt as to our ability to continue to operate as a going concern for the foreseeable future.

On September 26, 2011, we received an unsolicited offer from Stanhill Capital Partners (“Stanhill”) to purchase our K-Fuel process and technology business for $30 million.  Among other things, the offer is expressly conditioned upon completion of due diligence, negotiation of definitive documents, the approval of our stockholders and final approval of Stanhill’s investment committee. We have formed a special committee of the Board of Directors to consider the Stanhill offer and other strategic alternatives.  The members of the special committee are disinterested in the transaction. The special committee has retained Cooley LLP to serve as its independent legal counsel and retained Dahlman Rose & Company, LLC to act as its independent financial adviser.

Ilyas Khan, a member of our Board of Directors and our Executive Chairman and Acting Chief Executive Officer, is a substantial shareholder of Stanhill. There can be no assurance that any agreement on terms satisfactory to the special committee will result from the Stanhill offer or that any transaction whatsoever will be completed.

These financial statements and related notes thereto contain unaudited information as of and for the three and nine months ended September 30, 2011 and 2010.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations and cash flows as of and for the nine months ended September 30, 2011 and 2010 and financial position for the periods ended September 30, 2011 and December 31, 2010.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the nine month period ended September 30, 2011 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of September 30, 2011 should be read in conjunction with the financial statements for the year ended December 31, 2010 contained in our Form 10-K filed on March 14, 2011.

(2)   Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. We do not consolidate either our SCH investment, the 50% owned company in Australia, or Evergreen-China Energy Technology Co., Ltd, our 30% owned company in China (Evergreen-China), but record their activities using the equity method of investment.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The factors described above raise substantial doubt regarding our ability to continue as a going concern. We plan to obtain additional equity capital to finance our K-Fuel development and marketing initiatives, to fund the Stanhill due diligences requirements and our future operations. However, there is no assurance that we will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Net loss Per Common Share.   Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended September 30, 2011 and 2010.  The calculation of diluted net earnings per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended September 30, 2011 and 2010 were 19.9 million and 4.7 million, respectively, and are comprised of outstanding stock options, restricted stock grants, warrants to purchase our common stock and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recent accounting pronouncements.  Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to us.

(3)   Supplemental Cash Flow Information

	September 30, 2011	September 30, 2010
	(in thousands)

Cash paid for interest	$975	$5,512
Interest capitalized	147	477
Accounts payable and accrued expenses included in construction in progress, property, plant and equipment	5	455
Transfers from construction in progress to property, plant and equipment	—	81

(4) Property, Plant, and Equipment, and Construction in Progress

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

Impairment

We are required to test our GreenCert capitalized software development costs for recoverability at each reporting period.  Due to the unlikelihood that Green House Gas, (“GHC”), legislation will be passed in the United States in the near-term for energy-related companies, we believe there is uncertainty regarding our ability to generate revenue from the GreenCert Energy System and to recover our costs from the creation and sale of carbon credits.  As a result of this recoverability test, we impaired capitalized costs related to our GreenCert energy software module by $2.5 million during the nine months ended September 30, 2011, of which $2.4 million was previously reflected in construction in progress and $100,000 in property plant and equipment in our condensed consolidated balance sheet.

Additionally, during the nine months ended September 30, 2011, we recorded an impairment charge of $500,000 related to the write off of certain patents that were abandoned related to our K-Fuel technology and certain furniture and fixtures at our corporate location that are not being utilized.

                                                During the three and nine months ended September 30, 2010, we tested our GreenCert agricultural capitalized software development costs for recoverability.  Due to the unlikelihood that GHG legislation will be passed in the United States in the foreseeable future that would establish a cap and trade market for Carbon off-sets, management believes that there is uncertainty as to whether we can generate revenue by selling carbon credits for the agricultural sector in the near future.  As a result of this recoverability test, we impaired capitalized costs related to our GreenCert agricultural software module by $3.5 million, of which $2.7 million was previously reflected in construction in progress and $735,000 in property plant and equipment in our condensed consolidated balance sheet.

(5)   Temporary Capital and Stockholders’ Equity

Our Board of Directors recommended a 1 for 12 reverse split of our common stock, which became effective on August 20, 2010, following approval by our shareholders at the annual meeting of shareholders.  As a result of the reverse stock split, every 12 shares of our common stock issued and outstanding on August 20, 2010 were combined into one share of common stock. The reverse stock split did not change the authorized number of shares or the par value of our common stock. No fractional shares were issued in connection with the reverse stock split. All share and per share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

At- the- Market Program

On August 24, 2011, we entered into a Sales Agency Agreement (the “Agreement”) with Lazard Capital Markets LLC (“Lazard”), under which Lazard, as our exclusive agent, may, at our discretion, from time to time sell up to a maximum of $10.0 million of our shares of common stock through an “at-the-market” program (“ATM Program”).  We are not required to sell any of the reserved shares at any time during the term of the ATM Program.  We intend to use the net proceeds from any sales under the ATM Program for working capital and general corporate purposes, including debt service, and to satisfy a portion of the payments due under our settlement agreement in the Cook & Bitonti litigation, as further described in Note 10—Commitments and Contingencies.  As of September 30, 2011 we sold 622,000 shares of our common stock and received $412,000 in proceeds, net of commission and financing costs.

Either party may terminate the Agreement at any time upon written notification to the other party in accordance with the Agreement, and upon such termination, the offering of common stock pursuant to the Agreement will terminate.  We cannot provide any assurances that we will issue any additional shares pursuant to the Agreement. We will pay Lazard a commission equal to 4.0% of the gross sales price per share of any sales of shares pursuant to the Agreement.  We have also agreed to reimburse Lazard for certain expenses incurred in connection with entering into the Agreement and have provided Lazard with customary indemnification rights.

2011 Private Placement

On February 1, 2011, we completed a private placement of 6,150,003 shares of common stock and 12,000,003 warrants to purchase common stock pursuant to the terms of a securities purchase agreement, resulting in approximately $15.99 million in gross proceeds to us, and $14.5 million in net proceeds after the offering expenses, which we refer to as the “2011 Private Placement.”

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

2010 Convertible Preferred Stock

On March 16, 2010, we and certain institutional investors entered into a securities purchase agreement, pursuant to which we sold an aggregate of 9,312.5 shares of our Series C Preferred Stock, or “2010 Preferred Stock,” and warrants to purchase 1,041,667 shares of common stock to such investors for gross proceeds of approximately $9.3 million. The net proceeds from the sale of the preferred stock, after deducting placement agent fees, offering expenses and amounts placed in escrow, and excluding the proceeds, if any, from the future exercise of the warrants issued in the offering, were $4.4 million.  Simultaneously, 9,311.5 shares of the 2010 Preferred Stock were converted into common shares, and as of September 30, 2011 and December 31, 2010, one share of 2010 Preferred Stock was outstanding.

The warrant agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control. These features were concluded to result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $1.9 million of long-term liability in our consolidated balance sheet at the date of the transaction.  Furthermore, we are required to determine the fair value of this put warrant liability at each reporting period and, as a result, we recorded $219,000 of other expense and $837,000 of other income during the nine months ended September 30, 2011 and 2010, respectively.  During the three months ended September 30, 2011 and 2010 we recorded $867,000 of other income and $72,000 of other expense, respectively.

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

The warrant agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control, which result in the warrants being recorded as liabilities. We used a fair value modeling technique to initially value this put warrant liability and recorded $3.4 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to determine the fair value of the put warrant liability at each reporting period and, as a result, we recorded $969,000 of other income and $86,000 of other expense during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, we recorded $ 272,000 of other expense and $2.2 million of other income, respectively.

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

The warrant agreements contain certain provisions, such as a contingent cash redemption feature or adjustments to the exercise price of the warrant upon the occurrence of a change of control, which result in the warrants being recorded as liabilities. We used a fair value modeling technique to value this put warrant liability and recorded $2.3 million of long-term liability in our consolidated balance sheet at the date of the transaction. Furthermore, we are required to determine the fair value of this put warrant liability at each reporting period and, as a result, we recorded $98,000 of other income and $24,000 of other expense during the three and nine months ended September 30, 2011, respectively.  During the three months and nine months ended September 30, 2010 we recorded $23,000 of other expenses and $925,000 of other income, respectively. On February 14, 2011, one share of the 2009 Preferred Stock was converted into 139 shares of our common stock.  Additionally, we entered into an amendment to the original warrant agreement with the holder, in which we gave cash consideration of $1.5 million paid contemporaneously with the exercise of 321,502 warrants. Upon the exercise of the warrants we received $1.0 million net of the cash consideration paid to us.  We recorded $1.0 million of other expense during the nine months ended September 30, 2011 related to this transaction.  As of September 30, 2011, one share of the 2009 Preferred Stock remains outstanding.

(6)   Debt

2011 Notes

On May 17, 2011, in connection with the settlement of the 2007 Notes Litigation, we entered into a convertible note agreement with the holders of the 2009 Notes, with the following terms: (i) principal amount of $1.55 million; (ii) maturity date of May 17, 2012; (iii) stated interest rate of 7% per annum, payable upon maturity; and (iv) convertible (in whole or in part), at any time after May 17, 2011 until payment of the note in full, at the holder’s option, into shares of our common stock at a conversion price equal to $1.89 per share (the “2011 Notes”).  We also issued warrants to purchase up to 200,000 shares of our common stock at an exercise price per share of $1.89. We fair valued the warrants using the Black-Scholes option pricing model at $199,000 used as a basis in determining the beneficial conversion feature of $353,000 discounted against the note. The beneficial conversion feature will be amortized over the life of the note.  See further discussion in Note 10—Commitments and Contingencies.

2009 Notes

On March 20, 2009, we executed a Senior Secured Convertible Note Agreement which provides for the issuance of up to $15 million in aggregate principal amount of 10% Senior Secured Promissory Notes (“2009 Notes”), in three $5 million tranches.  On April 1, 2010, we closed the sale of Buckeye and repaid the outstanding notes, including accrued interest and fees, totaling $19.2 million. We recorded a loss on the early extinguishment of these notes totaling $3.7 million primarily related to the acceleration of debt issuances costs, the acceleration of exit fees and the write-off of our derivatives described below.  In addition, pursuant to discontinued operations guidance, the interest expense for the 2009 Notes has been reflected in discontinued mining operations for the period ended September 30, 2010.

We were required to adjust the conversion price upon the occurrence of a future issuance of stock or warrants at a price less than the 2009 Notes conversion price. We used a fair value modeling technique to value this derivative and were required to fair value the derivative at each reporting period and, as a result, we recorded $680,000 of other income for both of the three and nine months ended September 30, 2010, by decreasing the fair value of the derivative liability.

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

During the nine month period ended September 30, 2011, we entered into an individually negotiated agreement with certain existing noteholders to exchange $1.4 million in aggregate principal amount for an aggregate of 237,500 shares of our common stock.

After these transactions, the remaining principal balance was $2.8 million outstanding as of September 30, 2011.  Prior to each exchange of 2007 Notes for common stock, each of the converting noteholders agreed to release each guarantee issued pursuant to the indenture with respect to such 2007 Notes being exchanged such that, at the time of each exchange, such 2007 Notes being exchanged were not guaranteed securities and were solely securities of Evergreen Energy. We recognized a $435,000 gain, after reduction for transaction costs and the non-cash write off of debt issue costs and related embedded derivatives associated with this exchange transaction for the nine months ended September 30, 2011.

(7)   Segments

Our business lines include the K-Fuel segment and the GreenCert segment. The K-Fuel segment is comprised of our testing facility and personnel in Gillette, Wyoming, the engineering staff at our corporate office, activities of our SCH investment, activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the license to our technology. Our K-Fuel coal technology significantly improves the performance of low-rank sub-bituminous and brown coals and lignite. Our GreenCert software suite focuses on providing the owners and operators of the power generation companies’ collaborative tools and business analytics to improve profitability and efficiencies throughout their energy fleets. All corporate costs are allocated to our K-Fuel and GreenCert segments on a percentage basis based on proportionate segment operating expenses and capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision Maker.  As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our condensed consolidated financial statements.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	K-Fuel	GreenCert	Total	K-Fuel	GreenCert	Total

Operating revenues:
GreenCert licensing	$—	$125	$125	$—	$100	$100
Total segment revenue	—	125	125	—	100	100

Operating expenses:
General and administrative	1,399	1,649	3,048	334	2,960	3,294
Research and development	—	39	39	—	268	268
Total segment operating expense:	1,399	1,688	3,087	334	3,228	3,562

Segment operating loss	$(1,399)	$(1,563)	$(2,962)	$(334)	$(3,128)	$(3,462)

Reconciliation to net loss:

Total segment operating loss			$(2,962)			(3,462)
Depreciation and Amortization			(143)			(403)
Impairment expense			—			(3,467)
Other income, net			2,594			2,544
Income (loss) from discontinued operations			59			(193)
Net loss attributable to noncontrolling interest			72			388
Net loss attributable to Evergreen Energy Inc.			$(380)			$(4,593)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	K-Fuel	GreenCert	Total	K-Fuel	GreenCert	Total

Operating revenues:
GreenCert licensing	$—	$325	$325	$—	$303	$303
Total segment revenue	—	325	325	—	303	303

Operating expenses:
General and administrative	3,176	8,683	11,859	1,728	10,253	11,981
Research and development	—	683	683	5	457	462
Total segment operating expense:	3,176	9,366	12,542	1,733	10,710	12,443

Segment operating loss	$(3,176)	$(9,041)	$(12,217)	$(1,733)	$(10,407)	$(12,140)

Total assets	$11,326	$190	$11,516

Reconciliation to net loss:

Total segment operating loss			$(12,217)			(12,140)
Depreciation and Amortization			(1,109)			(1,382)
Impairment expense			(3,081)			(3,467)
Other income, net			5,794			3,610
Income (loss) from discontinued operations			3,782			(4,621)
Net loss attributable to noncontrolling interest			572			558
Net loss attributable to Evergreen Energy Inc.			$(6,259)			$(17,442)

(8) Stock Grants and Options

We measure and recognize compensation expense for all stock grants and options granted to employees, members of our Board of Directors and consultants, based on estimated fair values. We estimate the fair value of share-based payment awards on the grant date. We generally use the Black-Scholes option pricing model to calculate the fair value of stock options. Restricted stock grants are valued based upon the closing price of our common stock on the date of grant unless there are markets vesting conditions. The fair value is recognized as expense and additional paid-in capital over the requisite service period, which is usually the vesting period, if applicable, in our consolidated financial statements. We are required to make estimates of the fair value of the related instruments and the period benefited.

Stock options

During the nine months ended September 30, 2011, we granted 943,000 options to executives and employees which immediately vested with 40% at an exercise price of $0.65, 30% at an exercise price of $0.98, 15% at an exercise price of $1.14 and 15% at an exercise price of $1.46.

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

The following table summarizes the assumptions used to value stock options granted during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Weighted-average:
Risk free interest rate	2.02%	1.61%
Expected option life (years)	5	3
Expected volatility	103%	114%
Expected dividends	None	None

On October 12, 2011, we appointed Judith Tanselle President of the Evergreen.  In connection with her employment, Ms. Tanselle was granted options to purchase 250,000 shares of common stock, fully vested on the date of grant and expiring on October 12, 2016. The options are as follows: (i) 100,000 options at an exercise price of $0.95, the closing price of our common stock on October 12, 2011 (the “Grant Date Price”); (ii) 75,000 options at exercise price of 150% of Grant Date Price, or $1.43 per option; (iii) 37,500 options at an exercise price of 175% of Grant Date Price, or $1.66 per option; and (iv) 37,500 options at 225% of Grant Date Price, or $2.14 per option.  The equity-based awards granted to Ms. Tanselle were granted pursuant to the employment inducement award exemption provided under the corporate governance listing standards of NYSE Arca.

Restricted Stock

Restricted stock awards to employees under our equity plans contain time and performance or market vesting criteria. These grants usually vest over a three to five year period with 20% to 33% vesting each year, if the agreed upon performance criteria have been achieved, if applicable.  Restricted stock awards granted to our directors immediately vest on grant date.  We granted 92,000 and 0 shares of restricted stock awards to our directors during the nine months ended September 30, 2011 and 2010, respectively. In 2009, we issued restricted shares to our former Chief Executive Officer and recognized non-cash expense ratably over the requisite service period until his retirement on July 1, 2011.  Since the restricted shares never vested and a portion of the shares was forfeited upon his retirement, the cumulative non-cash compensation expense recorded since 2009 for this portion of the shares forfeited was reversed during the three and nine months ended September 30, 2011.  This reversal of non-cash compensation totaled $707,000.  The remaining shares that were not forfeited were modified and expense for these shares will be recognized over an 18 to 24 month period totaling $990,000 for his services on the Board of Directors.

(9)   Related Parties

Stanhill

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

On September 26, 2011, we received an unsolicited offer from Stanhill Capital Partners (“Stanhill”) to purchase our K-Fuel process and technology business for $30 million.  Among other things, the offer is expressly conditioned upon completion of due diligence, negotiation of definitive documents, the approval of our stockholders and final approval of Stanhill’s investment committee. We have formed a special committee of the Board of Directors to consider the Stanhill offer and other strategic alternatives.  The members of the special committee are disinterested in the transaction. The special committee has retained Cooley LLP to serve as its independent legal counsel and retained Dahlman Rose & Company, LLC to act as its independent financial adviser.

Ilyas Khan, a member of our Board of Directors and our Executive Chairman and Acting Chief Executive Officer, is a substantial shareholder of Stanhill. There can be no assurance that any agreement on terms satisfactory to the special committee will result from the Stanhill offer or that any transaction whatsoever will be completed.

GreenCert

In February 2007, we entered into an exclusive patent sub-license agreement with the developer of a proprietary technology for the measurement of carbon emissions and formed a subsidiary, C-Lock Technology, Inc. See Note 10—Commitments and Contingencies for further details.

We granted shares from our majority owned subsidiary C-Lock Technology, Inc. to certain executive officers of Evergreen Energy, certain employees of C-Lock Technology, Inc. and others. In the aggregate, these share grants as of September 30, 2011 and September 30, 2010 represent an 8% ownership interest in C-Lock Technology, Inc.

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

(10)   Commitments and Contingencies

Litigation

Koppelman Ventures LLC

On June 14, 2011, Koppelman Ventures LLC (“Koppelman”) filed a Complaint in the United States District Court for the District of Colorado entitled Koppelman Ventures LLC V. Evergreen Energy Inc., formerly known as KFx Inc. and K-Fuel, Inc. and KFx Technology, formerly known as K-Fuel, LLC, Thomas H. Stoner, Jr., Diana Kubik, William G. Laughlin and Ilyas Khan, Case No. 11-CV-01550.  Koppelman’s predecessor in interest sold its interest in various patents and property relating to a technology which is intended to upgrade low quality coal and lignites.  The sale required certain payments to be made to Koppelman from licensing fees and royalties received from the production and sale of the upgraded coal.  Plaintiff’s causes of action include breach of contract, breach of implied covenant of good faith and fair dealing, specific performance, rescission and restitution and intentional interference with contractual obligations by the individual defendants.  We feel that the companies and individual defendants have meritorious defenses and we will vigorously dispute the plaintiff’s claims.

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

On December 14, 2010, we filed suit against C-Lock Inc. and two of our former employees, Dr. Patrick Zimmerman and Scott Zimmerman, in Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado). Dr. Patrick Zimmerman and his son Scott Zimmerman were former executives of our subsidiary, C-Lock Technology, Inc. In the complaint we allege, claims for: (i) declaratory judgment (relating to the improperly filed patent); (ii) breach of fiduciary duty; (iii) misappropriation of trade secrets; (iv) misappropriation of corporate assets; (v) breach of contract; (vi) aiding and abetting breach of fiduciary duty and duty of loyalty; (vii) civil conspiracy; and (viii) unjust enrichment.

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

The parties also entered into an option agreement giving us and CLT the option to enter into a Third Amended and Restated Exclusive Sublicense (“Third Sublicense”), provided such option is exercised by December 31, 2011.  The Third Sublicense would provide the Company and CLT with exclusive rights to certain licensed technology in the energy field for an annual license fee of $250,000, plus a royalty equal to the greater of a) 1% of net sales of the entire GreenCert suit, or b) 3% of net sales of the green house Gas Calculator alone, to the extent such royalty exceeds $250,000.

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

On April 26, 2011, after a one-week trial, the Court issued oral findings of fact and conclusion of law in favor of Messrs. Cook and Bitonti.  A written final judgment was entered on July 8, 2011.  The plaintiffs filed a form of judgment seeking $1.7 million in damages plus interest which totaled $1.9 million.

Effective August 23, 2011 the Company and the other defendants entered into a Settlement Agreement and Release (“Settlement Agreement”) with the plaintiffs to effect final settlement of this litigation.  Under the terms of the Settlement Agreement,

Evergreen has paid $2,000,000 in full satisfaction of the claims asserted by Cook and Bitonti.  The court has entered an order vacating its findings and dismissing the matter with prejudice upon payment in full of the settlement amount.

In connection with this litigation, Evergreen filed a claim for coverage with its directors’ and officers’ insurance carrier, ACE American Insurance Company (“ACE”), who denied coverage.  We commenced litigation against ACE to secure coverage, which litigation was settled on August 30, 2011, ACE paid us $750,000 in September 2011 in settlement of our coverage claim.

Other Contingencies

Per a transition agreement with a former executive officer, the former officer must convert his C-Lock shares into shares of our common stock on the same terms as we bought back C-Lock shares from Mr. Cook and Mr. Bitonti.  As result of this condition, we recorded a liability in the amount of $520,000 in the third quarter of 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2011

The following table presents information about our net liabilities measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring:
2007 Notes embedded derivatives	$7	$—	$—	$7
Put Warrant liability—October 2009 preferred stock transaction	63	—	—	63
Put Warrant liability—March 2010 preferred stock transaction	614	—	—	614
Put Warrant liability—January 2010 common stock offering	$731	—	—	$731

The following table represents the change in fair value for the nine months ended September 30, 2011

	Balance at December 31, 2010	Issuance	Unrealized Loss Gain	Realized gain	Balance at September 30, 2011
	(in thousands)
2007 Notes embedded derivatives(1)	$7	$—	$—	$—	$7
Put Warrant liability — October 2009 preferred stock transaction (1)	118	—	23	(78)	63
Put Warrant liability —March 2010 preferred stock transaction (1)	395	—	219	—	614
Put Warrant liability —January 2010 common stock offering(1)	$459	$—	$272	$—	731

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  We were required to test our GreenCert suite, for recoverability based on future cash flows. As a result of this recoverability test, we reduced the net book value of this module to zero by recording an impairment charge of $2.5 million for the nine months ended September 30, 2011. We estimated the fair value of the GreenCert suite based on a cash flow approach using significant unobservable inputs (Level 3).

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

(12)   Discontinued Operations

Mining Operations

On March 12, 2010, we signed a definitive agreement with Rosebud Mining Company for the sale of certain net assets of both Buckeye and Evergreen for $27.9 million, in addition to the release of $5.0 million of cash reclamation bonds. Further, $2.8 million of the purchase price was deposited into escrow for a period of twelve months to cover amounts payable to Rosebud pursuant to the indemnification provision of the sales agreement.  Accordingly, the results of operations for the mining segment are shown as discontinued operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations and liabilities of discontinued mining operations, respectively. On April 4, 2011, the escrow funds were released.  We received $800,000 of the proceeds and paid $2.0 million pursuant to the 2007 Notes litigation Settlement Agreement more fully described Note 10—Commitments and Contingencies.

The assets and liabilities of discontinued mining operations in the accompanying consolidated balance sheets are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Restricted cash	$—	$2,785
Other assets	27	35
Accounts payable and accrued liabilities	(37)	(609)
Net (liabilities) assets held for sale in discontinued mining operations	$(10)	$2,211

Net loss from discontinued mining operations was $0 for both the three and nine months ended September 30, 2011 and $102,000 and $5.0 million for the three and nine months ended September 30, 2010, respectively.

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

The sale is expected to provide an aggregate of approximately $7.2 million of available cash to us, comprised of: (i) cash payments of $2.0 million, of which $500,000 was paid at closing, $500,000 is to be paid on the first anniversary of closing and the remaining $1.0 million on the second anniversary of closing; and (ii) the payment for the transfer of the $5.2 million of reclamation bonds pertaining to the sold property, which will be paid  pursuant to a note secured by a mortgage on the property and payable on or before the one year anniversary of the closing.  Upon closing, Green Bridge Holdings assumed the environmental liabilities of the site.  We paid $100,000 in broker fees upon closing.  Further, we will be required to pay additional broker fees of 6.5% on most of the additional proceeds which we receive from the sale.  Proceeds from the sale will be used for general working capital purposes.

The current portion of the notes receivable, as collateralized by a mortgage on the property, is reflected in Notes Receivable and the long-term portion is reflected in Other Assets in our Condensed Consolidated Balance Sheet as of September 30, 2011.  The notes bear interest at 4% per annum to be paid in arrears on a quarterly or annual basis.

As a result of the signing of the definitive agreement, we have accounted for our plant segment results of operations as discontinued operations and prior year comparative information was also restated and reflected in discontinued operations. Further, the assets and liabilities of the plant segment were reclassified to assets of discontinued plant operations and liabilities of discontinued plant operations, respectively. As of September 30, 2011, we had recognized $468,000 in exit costs. We recorded a net gain of $3.8 million from the sale.  The subsequent leasing of our testing facility in Gillette, Wyoming resulted in a deferred sale-leaseback profit of $300,000 that is being amortized to other income throughout the term of the lease. The net gain from the sale is recorded in discontinued plant operations and is included in our operating loss for the nine months ended September 30, 2011.

The assets and liabilities classified as assets held for sale included in the assets and liabilities of our plant segment in the accompanying consolidated balance sheets are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Property, Plant and Equipment	$—	$2,038
Restricted cash	—	5,172
Other assets	—	—
Accounts payable and accrued expenses	(544)	(177)
Asset retirement obligation	—	(4,646)
Net assets (liabilities) in discontinued plant operations	$(544)	$2,387

Net income (loss) from discontinued plant operations was $59,000 and $3.8 million for the three and nine months ended September 30, 2011 and $(91,000) and $359,000 for the three and nine months ended September 30, 2010, respectively.

(13)  Financial Statements of Guarantors

The following information sets forth our condensed consolidating statements of operations for the three and nine months ended September 30, 2011 and 2010, our condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, and our condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010.  Pursuant to SEC regulations, we have presented in columnar format the financial information for Evergreen Energy Inc., the issuer of the 2007 Notes, Evergreen Operations, LLC, the guarantor, and all non-guarantor subsidiaries on a combined basis. The 2007 Notes are fully and unconditionally guaranteed, on a senior, unsecured basis by, Evergreen Operations, LLC. As a result of the sale of Buckeye on April 1, 2010, the results of operations for the mining segment are shown as discontinued operations and prior year comparative information was also restated and reflected in discontinued operations. Further, the assets and liabilities of the mining segment have been reclassified to assets of discontinued mining operations, and liabilities of discontinued mining operations, respectively. In addition, as a result of our signing of a definitive agreement to sell our Fort Union assets, our plant segment that primarily represents revenue and costs related to our Fort Union plant in Gillette has been reclassified to assets of discontinued plant operations and liabilities of discontinued plant operations for our condensed consolidating financial statements.

The condensed consolidating statements of operations, cash flows, and balance sheets include the effects of elimination of intercompany transactions and balances. Except for Southern Coal Holdings which is 50% owned by us, Evergreen Energy Asia Pacific, which is 96% owned by us, and C-Lock Technologies which is 92% owned by us, all of our other subsidiaries are 100% owned. The accounting principles used to determine the amounts reported in this note are consistent with those used in our consolidated financial statements. Transactions effecting our consolidated stockholders’ equity include net loss, exercise of options and warrants, vesting of restricted stock, issuance of common stock, warrant issuances and debt issue costs. These transactions for all periods relate to the parent corporation, Evergreen Energy Inc., with the exception of the sale of stock in Evergreen Asia Pacific for $4.0 million in the second quarter of 2007, which is included as equity in the column labeled Other.

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$1,180	$—	$26	$—	$1,206
Notes receivable	5,693	—	—	—	5,693
Prepaid and other assets	1,930	—	65	—	1,995
Assets of discontinued mining and plant operations	—	27	—	—	27
Total current assets	8,803	27	91	—	8,921
Property, plant and equipment, net of accumulated depreciation	146	—	134	—	280
Construction in progress	7,635	—	—	—	7,635
Investment in consolidated subsidiaries	305,126	—	—	(305,126)	—
Due from subsidiaries	(312,823)	—	—	312,823	—
Other assets	1,996	—	1,423	—	3,419
	10,883	27	1,648	7,697	20,255
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,583	—	17	—	1,600
Accrued liabilities	918	—	549	—	1,467
Short-term debt	4,175	—	—	—	4,175
Other current liabilities	192	—	400	—	592
Liabilities of discontinued mining and plant operations	—	581	—	—	581
Total current liabilities	6,868	581	966	—	8,415
Deferred revenue	—	—	7,715		7,715
Due to parent	—	234,657	70,469	(305,126)	—
Derivative liability	1,408	—	—	—	1,408
Other liabilities, less current portion	1,220	—	110	—	1,330
Total liabilities	9,496	235,238	79,260	(305,126)	18,868
Commitments and contingencies
Temporary capital	2	—	—	—	2
Total equity (deficit)	1,385	(235,211)	(77,612)	312,823	1,385
	$10,883	$27	$1,648	$7,697	$20,255

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Assets
Current:
Cash and cash equivalents	$2,946	$—	$28	$—	$2,974
Prepaid and other assets	1,616	—	48	—	1,664
Assets of discontinued mining and plant operations	—	10,030	—	—	10,030
Total current assets	4,562	10,030	76	—	14,668
Property, plant and equipment, net of accumulated depreciation	1,142	—	592	—	1,734
Construction in progress	7,556	—	2,304	—	9,860
Investment in consolidated subsidiaries	(304,574)	—	—	304,574	—
Due from subsidiaries	304,640	—	—	(304,640)	—
Other assets	1,873	—	1,423	—	3,296
	$15,199	$10,030	$4,395	$(66)	$29,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,398	$—	$300	$—	$2,698
Accrued liabilities	2,361	—	6	—	2,367
Other current liabilities	132	—	550	—	682
Liabilities of discontinued mining and plant operations	—	5,432	—	—	5,432
Total current liabilities	4,891	5,432	856	—	11,179
Long-term debt	21,821	—	—	—	21,821
Deferred revenue	—	—	7,865	—	7,865
Due to parent	—	243,481	61,159	(304,640)	—
Derivative liability	972	—	—	—	972
Other liabilities, less current portion	1,007	—	206	—	1,213
Total liabilities	28,691	248,913	70,086	(304,640)	43,050
Commitments and contingencies
Temporary Capital	3	—	—	—	3
Total equity (deficit)	(13,495)	(238,883)	(65,691)	304,574	(13,495)
	$15,199	$10,030	$4,395	$(66)	$29,558

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$125	$—	$125
Total operating revenue	—	—	125	—	125
Operating expenses:
General and administrative	1,399	—	1,649	—	3,048
Depreciation and amortization	120	—	23	—	143
Research and development	—	—	39	—	39
Total operating expenses	1,519	—	1,711	—	3,230
Operating loss	(1,519)	—	(1,586)		(3,105)
Other income (expense):
Interest income	68	—	—	—	68
Interest expense	(244)	—	—	—	(244)
Other income (expense), net	2,770	—	—	—	2,770
Total other (expense) income	2,594	—	—	—	2,594

Income (loss) from continuing operations	1,075	—	(1,586)	—	(511)
Income from discontinued mining and plant operations	—	59	—	—	59
Equity in loss of subsidiaries	(1,527)	—	—	1,527	—
Net income (loss)	(452)	59	(1,586)	1,527	(452)
Less: net loss attributable to non-controlling interest	—	—	—	72	72
Net income (loss) attributable to Evergreen Energy Inc.	$(452)	$59	$(1,586)	$1,599	$(380)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$100	$—	$100
Total operating revenue	—	—	100	—	100
Operating expenses:
General and administrative	334	—	2,960	—	3,294
Depreciation, depletion and amortization	158	—	245	—	403
Research and development	—	—	268	—	268
Impairment	—	—	3,467	—	3,467
Total operating expenses	492	—	6,940	—	7,432
Operating loss	(492)	—	(6,840)	—	(7,332)
Other income (expense):
Interest income	15	—	—	—	15
Interest expense	(296)	—	—	—	(296)
Gain on debt for equity exchange	3,115	—	—	—	3,115
Other income (expense), net	(290)	—	—	—	(290)
Total other (expense) income	2,544	—	—	—	2,544

Income (loss) from continuing operations	2,052	—	(6,840)	—	(4,788)
Loss from discontinued mining operations	—	(102)	—	—	(102)
Loss from discontinued plant operations	—	(91)	—	—	(91)
Equity in loss of subsidiaries	(7,033)	—	—	7,033	—
Net loss	(4,981)	(193)	(6,840)	7,033	(4,981)
Less: net loss attributable to non-controlling interest	—	—	—	388	388
Net (loss) gain attributable to Evergreen Energy Inc.	$(4,981)	$(193)	$(6,840)	$7,421	$(4,593)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$325	$—	$325
Total operating revenue	—	—	325	—	325
Operating expenses:
General and administrative	3,176	—	8,683	—	11,859
Depreciation and amortization	852	—	257	—	1,109
Research and development	—	—	683	—	683
Impairment expense	503	—	2,578	—	3,081
Total operating expenses	4,531	—	12,201	—	16,732
Operating loss	(4,531)	—	(11,876)	—	(16,407)
Other income (expense):
Interest income	143	—	—	—	143
Interest expense	(468)	—	—	—	(468)
Other income (expense), net	6,219	—	(100)	—	6,119
Total other (expense) income	5,894	—	(100)	—	5,794

Income (loss) from continuing operations	1,363	—	(11,976)	—	(10,613)
Income from discontinued mining and plant operations	—	3,782	—	—	3,782
Equity in loss of subsidiaries	(8,194)	—	—	8,194	—
Net (loss) income	(6,831)	3,782	(11,976)	8,194	(6,831)
Less: net loss attributable to non-controlling interest	—	—	—	572	572
Net loss attributable to Evergreen Energy Inc.	$(6,831)	$3,782	$(11,976)	$8,766	$(6,259)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Operating revenues:
GreenCert licensing	$—	$—	$303	$—	$303
Total operating revenue	—		303	—	303
Operating expenses:
General and administrative	1,728	—	10,253	—	11,981
Depreciation, depletion and amortization	542	—	840	—	1,382
Research and development	—	—	462	—	462
Impairment	—	—	3,467	—	3,467
Total operating expenses	2,270	—	15,022	—	17,292
Operating loss	(2,270)	—	(14,719)	—	(16,989)
Other income (expense):
Interest income	20	—	—	—	20
Interest expense	(1,828)	—	—	—	(1,828)
Loss on early extinguishment of debt	(2,267)	—	—	—	(2,267)
Gain on debt for equity exchange	3,115	—	—	—	3,115
Other income (expense), net	4,593	—	(23)	—	4,570
Total other (expense) income	3,633	—	(23)	—	3,610

Income (loss) from continuing operations	1,363	—	(14,742)	—	(13,379)
Loss from discontinued mining operations	(2,525)	(2,455)	—	—	(4,980)
Gain from discontinued plant operations	—	359	—	—	359
Equity in loss of subsidiaries	(16,838)	—	—	16,838	—
Net (loss) income	(18,000)	(2,096)	(14,742)	16,838	(18,000)
Less: net loss attributable to non-controlling interest	—	—	—	558	558
Net loss attributable to Evergreen Energy Inc.	$(18,000)	$(2,096)	$(14,742)	$17,396	$(17,442)

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2011

	Evergreen Energy Inc.	Evergreen Operations, LLC	Other	Eliminations	Evergreen Energy Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(5,303)	$—	$(9,198)	$—	$(14,501)
Cash used in operating activities of discontinued plant and mining operations	—	(620)	—	—	(620)
Cash used in operating activities	(5,303)	(620)	(9,198)	—	(15,121)

Investing activities:
Purchases of construction in progress, plant property and equipment	(130)	—	(67)	—	(197)
Proceeds from sale of assets	381	—	—	—	381
Other	(20)	—	—	—	(20)
Cash provided by (used in) investing activities of continuing operations	231	—	(67)	—	164
Cash provided by investing activities of discontinued plant and mining operations	—	2,785	—	—	2,785
Cash provided by (used in) investing activities	231	2,785	(67)	—	2,949

Financing Activities:
Proceeds from the 2011 common stock sale, net of offering costs	14,546	—	—	—	14,546
Proceeds from the 2011 “ATM Program”, net of commission and financing costs	412	—	—	—	412
Proceeds from exercise of warrants	1,029	—	—	—	1,029
Payment of note principal related to 2007 Notes	(5,310)	—	—	—	(5,310)
Payments to parent/subsidiaries	(9,885)	—	—	9,885	—
Advances /from parent/subsidiaries	2,785	—	9,265	(12,050)	—
Payments of debt issue cost	(262)	—	—	—	(262)
Other	(11)	—	—	—	(11)
Cash provided by financing activities of continuing operations	3,304	—	9,265	(2,165)	10,404
Cash (used in) provided by financing activities of discontinued plant and mining operations	—	(2,165)	—	2,165	—
Cash provided by financing activities	3,304	(2,165)	9,265	—	10,404

Decrease in cash and cash equivalents	(1,768)	—	—	—	(1,768)
Cash and cash equivalents, beginning of period	2,946	—	28	—	2,974
Cash and cash equivalents, end of period	$1,178	$—	$28	$—	$1,206

EVERGREEN ENERGY INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2010

	Evergreen	Evergreen			Evergreen
	Energy	Operations,			Energy
	Inc.	LLC	Other	Eliminations	Consolidated
	(in thousands)
Cash used in operating activities of continuing operations	$(1,473)	$—	$(10,532)	$—	$(12,005)
Cash used in operating activities of discontinued mining and plant operations	(2,530)	(2,443)	—	—	(4,973)
Cash used in operating activities	(4,003)	(2,443)	(10,532)	—	(16,978)

Investing activities:
Purchases of construction in progress, plant property and equipment	(535)	—	(886)	—	(1,421)
Restricted cash	4,953	—	—		4,953
Cash (used in) provided by investing activities of continuing operations	4,418	—	(886)	—	3,532
Cash provided by investing activities of discontinued mining and plant operations	—	23,537	—		23,537
Cash (used in) provided by investing activities	4,418	23,537	(886)		27,069

Financing Activities:
Proceeds from the 2010 common stock sale, net of offering costs	8,043	—	—	—	8,043
Proceeds from the issuance of 2010 convertible preferred stock, net of closing costs	8,746	—	—	—	8,746
Distributions from subsidiary	3,315	—	—	—	3,315
Payment of note principal related to 2009 Notes	(17,250)	—	—	—	(17,250)
Payment of dividends on convertible preferred stock	(4,312)	—	—	—	(4,312)
Payments to parent/subsidiaries	(27,387)	—	—	27,387	—
Advances /from parent/subsidiaries	31,202	—	11,409	(42,611)	—
Payments of debt issue cost	(2,179)	—	—	—	(2,179)
Other	17	—	—	—	17
Cash provided by (used in) financing activities of continuing operations	195	—	11,409	(15,224)	(3,620)
Cash provided by (used in) financing activities of discontinued mining and plant operations	2,560	(21,099)	—	15,224	(3,315)
Cash provided by (used in) financing activities	2,755	(21,099)	11,409	—	(6,935)

Increase (decrease) in cash and cash equivalents	3,170	(5)	(9)	—	3,156
Cash and cash equivalents, beginning of period	2,165	5	37	—	2,207
Cash and cash equivalents, end of period	$5,335	$—	$28	$—	$5,363

(14) Subsequent Events

On November 4, 2010, we were notified by NYSE Arca, Inc. (“NYSE Arca”) that we are not in compliance with the following NYSE Arca continued listing standards:  (i) Rule 5.5(b) - failure to maintain a closing price at or above $3.00 over a 30 consecutive trading day period; (ii) Rule 5.5(b) — failure to maintain a minimum net worth of $4,000,000; and (iii) Rule 5.5(l)(3) - NYSE Arca has concluded that our financial condition is currently impaired to the degree requiring consideration of a suspension or delisting action. We responded to the NYSE Arca on November 6, 2011 addressing the areas of noncompliance.  On November 8, 2011, we received another letter from NYSE Arca indicating that it planned to initiate delisting procedures for the reasons stated above holding a meeting on November 29, 2011 to determine whether we should remain listed. Until NYSE Arca makes a final determination with respect to our listing status, our common stock will remain listed on the NYSE Arca exchange under the symbol “EEE,” but will be assigned a “.BC” indicator by the NYSE Arca to show that we are currently out of compliance with the NYSE Arca’s continued listing standards.

As disclosed in our 8-K dated November 14, 2011, effective November 13, 2011, Mr. Ilyas Khan resigned from his positions as director, Executive Chairman and Interim Chief Executive Officer of the Company. Also effective November 13, 2011, Mr. Peter B. Moss resigned as a director of the Company.

The Board has appointed Mr. Thomas H. Stoner and Mr. Richard Perl to serve as Co-Chairman of the Board of Directors.

On November 17, 2011, we entered into a Securities Purchase Agreement pursuant to which we agreed to sell $700,000 aggregate principal amount of convertible notes in a registered direct public offering for an aggregate gross purchase price of $662,000.  The notes mature thirty days after issuance and can be repaid in cash or, subject to certain equity limitations, can be repaid in common stock.  Subject to certain ownership limitations and certain conversion price adjustments, the convertible notes are convertible at $0.46 per share (the “Conversion Price”).  In the event of a change of control, the Notes may be redeemed at the greater of (i) the principal amount of notes outstanding multiplied by the quotient determined by dividing the largest closing price between the day preceding the announcement of the change of control and receipt of the redemption notice by the Conversion Price; and (ii) 115% of the principal amount of notes outstanding.  In the event of an event of default, the Notes may be redeemed at the greater of (i) ) the principal amount of notes outstanding multiplied by the quotient determined by dividing the largest closing price between the date preceding the event of default through the receipt of the redemption notice by the Conversion Price; or (ii) a premium of up to 115% (depending on the type of event of default) of the principal amount of notes outstanding.  Net proceeds of the offering, including the sale of the warrants described below, after deducting estimated offering expenses are estimated to be approximately $628,750.  In addition, we entered into a Securities Purchase Agreement pursuant to which we agreed to sell warrants to purchase up to 760,870 shares of our Common Stock in a private placement for an aggregate purchase price of $38,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, we use the terms “Evergreen Energy,” “Evergreen,” “we,” “our,” “us” and “Company” to refer to Evergreen Energy Inc. and its subsidiaries. C-Lock refers to our subsidiary C-Lock Technology, Inc. “Buckeye” refers to our subsidiary Bimco Inc. (previously known as Buckeye Industrial Mining Co.).  All references to K-Fuel, K-Fuel®, K-Fuel process, K-Fuel refined coal, K-Fuel refineries, K-Direct®, K-Fuel Plants, K-Fuel facilities, K-Direct facilities, K-Direct® plants, C-Lock®, and GreenCert™, refer to our technologies and patented processes explained in detail in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 14, 2011. As further described in Note 5 — Temporary Capital and Stockholders’ Equity, effective August 20, 2010, we effected a 1 for 12 reverse stock split and all shares and per share amounts have been restated as if the reverse stock split occurred in the applicable periods.

Forward-Looking Information May Prove Inaccurate

Some of the information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Our ability to execute our business plan and develop the K-Fuel® or GreenCert™ technologies, the successful development and operation of our Southern Coal Holdings venture with WPG Resources (“SCH”) and our ability to complete a transaction with Stanhill for the sale of our K-Fuel® process and technology business, may be adversely impacted by unfavorable decisions in pending litigation, the inability of Green Bridge Holdings to make future payments under the terms of the sale of the Landrica Development Company assets and our Ft. Union Plant, the inability to raise sufficient additional capital in a timely manner to pursue the development of the technology, complete a transaction with Stanhill or to pursue the development and operation of SCH, unsuccessful exploratory activities with respect to the identified SCH coal deposits, the inability to successfully apply the K-Fuel® technology to SCH’s coal deposits, the inability of SCH to obtain regulatory approval for its activities, adverse conditions for the marketing and sale of upgraded coal, the inability to successfully develop and commercialize other applications of the K-Fuel® technology (including the development of an activated carbon product), the inability of the Company to successfully maintain and defend its patents, including the application of such patents to other uses of the K-Fuel® technology.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and the Consolidated Financial Statements and Item 1A Risk Factors contained herein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Business Update and Overview

We were founded in 1984 and are a cleaner coal technology company that offers environmental solutions for the energy production and generation industries, primarily through our patented clean coal process and technology, K-Fuel.  K-Fuel significantly improves the performance of low-rank sub-bituminous and brown coals and lignite.  The process yields higher efficiency levels, which are variable depending on the type of coal processed, by applying heat and pressure to low-rank coals to reduce moisture.  The increase is variable depending on the type of coal we process. Our GreenCert software suite focuses on providing power generators with operational intelligence, analytics to identify operational efficiencies.  We have executed on a number of our strategic objectives, the most significant of which relate to realigning our business focus towards K-Fuel and improving our balance sheet.  In realigning the business focus towards K-Fuel, we attained two important milestones: (i) re-opened the K-Fuel test facility in Wyoming; and (ii) formed the Southern Coal Holdings, a joint venture with WPG Resources (“WPG”).  Further, we completed an equity offering and entered into a settlement agreement with certain holders of our 2007 Notes and 2009 Notes, which not only resolved outstanding litigation but also resulted in the settlement of $17.3 million of our 2007 Notes.  Both of these events served to improve our balance sheet.

Southern Coal Holdings.  On June 7, 2011, we completed the formation of our venture with WPG, an Australian listed mineral resources company, to jointly own coal deposits and to develop and produce K-Fuel throughout Australia. The venture, SCH, is 50% owned by WPG Resources and 50% by us, and was incorporated in Australia in 2010 as a private limited liability company.

WPG has contributed all of its sub-bituminous coal and lignite resources located in Australia to SCH and we have contributed a license for the K-Fuel technology and technical knowledge regarding the K-Fuel process.  We believe that this joint venture is strategically located in the Asia Pacific region where demand for coal from countries such as China, Japan, Korea and others highlight the need for coal upgrading technologies.

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

As further described below under K-Fuel Testing Facility, we have successfully tested samples from the Penhryn Deposit for suitability for upgrading through our K-Fuel process at our testing facility in Gillette, Wyoming and anticipate testing samples from the Lochiel North Deposit later in 2011.  Depending upon the results of K-Fuel testing and coal market conditions, including the price of coal and other information, we anticipate that SCH will evaluate opportunities to maximize its profitability, including potentially selling coal directly into the market as a traditional mine, upgrading the deposits through the K-Fuel process for sale or a combination thereof.  In addition to its coal resources, SCH benefits from port access at Port Pirie and other infrastructure owned or leased by WPG.  Future development of SCH is subject to the permitting, construction and completion of mining and K-Fuel upgrading facilities.  Further, development of SCH and our continued participation in SCH is subject to obtaining sufficient financing to conduct these activities.

Previously, we disclosed that our business strategy included the potential construction of a K-Fuel demonstration plant.  As the SCH joint venture develops, we plan to further evaluate the propriety of a demonstration plant and may determine that it is most appropriate to focus our resources on the development and construction of a commercial K-Fuel plant at SCH.

K-Fuel Testing Facility.  Concurrent with the sale of our Fort Union site, we entered into a lease agreement to provide access to and use of our K-Fuel testing facility and certain equipment located on the Fort Union site for a period of five years at nominal cost to us. During the first quarter of 2011, we re-opened our testing facility in Gillette, Wyoming and have successfully completed coal upgrading tests using our K-Fuel process. In conjunction with our renewed focus on K-Fuel and concurrent re-start of the Gillette Test Facility, we began actively testing various partner and client coal resources to assess their suitability as feedstock for the K-Fuel process.  To accommodate the increased interest in our coal upgrading process and deliver larger quantities of K-Fuel product to resource owners for their own evaluations, we expanded that expands our testing capabilities by 100 kilograms per day of maximum capacity.  This expansion project is in the commissioning phase and is expected to become operational during the fourth quarter of 2011.  Prior to this expansion, producing 100 kilograms of K-Fuel product required at least two full work weeks, without expanded personnel or additional shifts.  The backlog for testing in our K-Fuel Test Facility is growing rapidly and the facility is expected to operate at its capacity for the duration of the year, subject to other equipment and human resource limitations.  Coals from SCH and coals from North American and Asian companies are on-site and awaiting processing. The results from this testing will be used to further develop and evaluate our future business opportunities.

Balance Sheet Improvements.  On February 1, 2011, we completed a private placement of 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting in $14.5 million of net proceeds, after offering costs.  Also on February 1, 2011, we executed an agreement to settle an aggregate of $17.3 million of our 2007 Notes and the associated litigation (the “Settlement Agreement”).  The Settlement Agreement, among other things, required us to make a series of payments totaling $6.76 million, as further described in Note 6 — Debt and Note 10 — Commitments and Contingencies, which were partially funded by the private placement.  On May 17, 2011, as a result of us satisfying all conditions under the Settlement Agreement, we redeemed $17.3 million of the 2007 Notes and issued a new convertible note with a principal amount of $1.55 million.  See further discussion in Note 6 — Debt.  Further, on February 14, 2011, we entered into an agreement with other existing 2007 Noteholders and exchanged $1.4 million in aggregate principal amount of 2007 Notes for an aggregate of 238,000 shares of our common stock.  These two transactions reduced the principal balance of our outstanding 2007 Notes from $21.6 million as of December 31, 2010 to $2.8 million as of September 30, 2011.

Other Recent Developments

We have taken other steps to improve our financial position, summarized as follows:

•                  On August 24, 2011, we entered into a Sales Agency Agreement with Lazard Capital Markets LLC (“Lazard”), under which Lazard, as our exclusive agent, may, at our discretion, from time to time sell up to a maximum of $10.0 million of our shares of common stock through an “at-the-market” program.  As of September 30, 2011 we had sold 622,000 shares of our common stock and received $412,000 in proceeds, net of commission and financing costs.

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

•                  GreenCert  We have been evaluating strategic alternatives related to GreenCert, including but not limited to evaluation of its relationship to and integration with our K-Fuel technology, potential sale, or joint venture of this business. We have completed the first part of the GreenCert evaluation and have determined that the K-Fuel and GreenCert technologies share only limited synergies and market overlap.  In July 2011, GreenCert executed an agreement with a third party to implement its product, pursuant to which we anticipate will recognize approximately $85,000 in revenue over the next six months.  While we complete the evaluation to determine the propriety of a sale or joint venture of the GreenCert business and market conditions, we have taken steps to reduce losses incurred related to this segment.

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

On September 26, 2011, we received an offer from Stanhill Capital Partners (“Stanhill”) to purchase our K-Fuel process and technology business for $30 million.  Among other things, the offer is expressly conditioned upon completion of due diligence, negotiation of definitive documents, the approval of our stockholders and final approval of Stanhill’s investment committee. We have formed a special committee to consider the Stanhill offer and other strategic alternatives.  The members of the special committee are disinterested in the transaction. The special committee has retained Cooley LLP to serve as its independent legal counsel and retained Dahlman Rose & Company, LLC to act as its independent financial adviser.

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

RESULTS OF OPERATIONS

Our business lines include the K-Fuel segment and the GreenCert segment. The K-Fuel segment is comprised of our testing facility and personnel in Gillette, Wyoming, the engineering staff at our corporate office, activities of our SCH investment, activities of Evergreen Energy Asia Pacific Corp. and KFx Technology, LLC, which holds the licenses to our technology. Our K-Fuel coal technology significantly improves the performance of low-rank sub-bituminous and brown coals and lignite. Our GreenCert software suite focuses on providing the owners and operators of the power generation companies’ collaborative tools and business analytics to improve profitability and efficiencies throughout their energy fleets. All corporate costs are allocated to our K-Fuel and GreenCert segments on a percentage based on total segment operating expenses plus segment capital expenditures. Our operations are principally conducted in the United States. Data through segment operating (loss)/ income is what is provided to our Chief Operating Decision

Maker.  As a result of the sale of Buckeye and the signing of a definitive agreement for the sale of our Fort Union assets, the Mining and the Plant segments were reclassified to discontinued operations for our condensed consolidated financial statements.

Revenue

Revenues for the three and nine months ended September 30, 2011 were $125,000 and $325,000, respectively, compared to $100,000 and $303,000 for the same periods ended September 30, 2010, respectively.

General and Administrative

All corporate costs are allocated to our K-Fuel and GreenCert segments on a percentage based on total segment operating expenses plus segment capital expenditures. As a result of the sale of Buckeye and our Fort Union assets, the results of operations for the mining segment and plant segment are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations.

The following table summarizes our general and administrative costs for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Employee non-cash, share-based compensation	$(479)	$446	$698	$2,707
Employee-related costs	1,082	915	3,112	3,609
Professional fees	615	1,127	3,876	2,866
Office and travel costs	405	181	1,361	1,031
Insurance and other	1,425	625	2,812	1,768
Total general and administrative	$3,048	$3,294	$11,859	$11,981

Employee non-cash, share-based compensation expenses were $(479,000) and $446,000 for the three months ended September 30, 2011 and 2010, respectively.  Employee non-cash, share-based compensation expenses were $698,000 and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease for the three and nine months ended September 30, 2011 compared to the same periods ended in 2010 is related to the reversal of non-cash compensation totaling $707,000 for the forfeiture of restricted shares where the market conditions were not met.  See Note 8—Stock Grants and Options for further details.  In addition to this decrease, employee non-cash, share-based compensation expenses were lower during the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a transition agreement we entered into with a former executive officer.  Pursuant to that agreement, we accelerated the vesting of a restricted stock grant and recorded $1.6 million of non-cash compensation for the nine months ended September 30, 2010.

Employee-related costs primarily include salaries and wages, bonuses, benefits, employer payroll taxes and education and training.  The following table summarizes our employee-related costs associated with each of our segments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

K-Fuel	$640	$104	$1,141	$593
GreenCert	442	811	1,971	3,016
Total employee-related	$1,082	$915	$3,112	$3,609

Employee-related costs increased in our K-Fuel segment for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 because of increased head-count in that segment.  However, employee-related costs decreased in our GreenCert segment for the three and nine months ended September 30, 2011 in comparison to the same periods in 2010 due to lower head-count in that segment.

Professional fees include legal, audit and accounting, public relations, governmental relations and similar costs.  The following table summarizes our professional fees related to each of our segments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

K-Fuel	$151	$76	$306	$299
GreenCert	464	1,051	3,570	2,567
Total professional fees	$615	$1,127	$3,876	$2,866

The decrease for the three months ended September 30, 2011 compared to the same period ended September 30, 2010 relates to less litigation costs, as we have settled the majority of our litigation, in our GreenCert segment. The increase in professional fees for the nine months ended September 30, 2011, when compared to the same period ended in 2010, primarily relates to the settlement of certain litigation in our GreenCert segment.  See Note 10—Commitments and Contingencies for further details.

Office and travel costs include airfare, lodging, meals, office rent, marketing, office supplies, phone, publications, subscriptions and utilities.  The following table summarizes our office and travel costs related to each of our segments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

K-Fuel	$206	$19	$389	$141
GreenCert	199	162	972	890
Total office and travel	$405	$181	$1,361	$1,031

Insurance and other costs primarily include costs related to our property, commercial liability, and other insurance and all costs that cannot be categorized elsewhere and include, among other costs, various business and franchise taxes, licensing fees, repair and maintenance, engineering and technical services and director expenses.  The following table summarizes our insurance and other costs related to each of our segments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

K-Fuel	$607	$93	$1,057	$384
GreenCert	818	532	1,755	1,384
Total insurance and other	$1,425	$625	$2,812	$1,768

Insurance and other costs increased for the three and nine months ended September 30, 2011 compared to the same periods ended in 2010 primarily due to warrants that were issued to Stanhill Special Situations Fund related to our professional services agreement that has been allocated to both our K-Fuel and GreenCert segments on a percentage based on total segment operating expenses plus segment capital expenditures.  See Note 9 — Related Parties for further details.  Included in insurance and other costs is non-cash compensation expense for our Board of Directors, of which we recorded $246,000 and $170,000 for the nine months, ended September 30, 2011 and 2010, respectively.  This expense was also allocated proportionately to both our K-Fuel and GreenCert segments.  In addition, insurance and other costs increased in our GreenCert segment for the three and nine months ended September 30, 2011 due to an obligation to buy back stock from a former executive officer.

Impairment

We are required to test our GreenCert capitalized software development costs for recoverability at each reporting period.  Due to the unlikelihood that Green House Gas legislation will be passed in the United States in the near-term for energy-related companies, we believe there is uncertainty for us to generate revenue from the GreenCert Energy System and to recover our costs from the creation and sale of carbon credits.  As a result of this recoverability test, during the nine months ended September 30, 2011, we impaired capitalized costs related to our GreenCert energy software module by $2.5 million, of which $2.4 million was previously reflected in construction in progress and $100,000 in property plant and equipment in our condensed consolidated balance sheet.

During the nine months ended September 30, 2011, we recorded $483,000 of impairment expense related to the abandonment of certain patents and write off of certain furniture and fixtures at our corporate location.

During the three and nine months ended September 30, 2010, we impaired capitalized costs related to our GreenCert agricultural software module by $3.5 million, of which $2.7 million was previously reflected as construction in progress and $735,000 in property plant and equipment in our condensed consolidated balance sheets.

Other

Interest expense

Interest expense for the quarter ended September 30, 2011 was $244,000 compared to $296,000 for the quarter ended September 30, 2010.  Interest expense for the nine months ended September 30, 2011 was $468,000 compared to $1.8 million for the same period ended 2010.  The decrease for the three and nine months is primarily due to the reduction of the principal balance of our 2007 Notes.  See further details in Note 10— Commitments and Contingencies.

Gain (loss) on fair value derivatives

We are required to evaluate the fair value of the embedded derivatives at the end of each reporting period. We recognized a $1.9 million gain and $182,000 loss on the fair value adjustments for our embedded derivatives for the quarters ended September 30, 2011 and 2010, respectively.  We recognized a $514,000 loss and a $4.7 million gain for the nine months ended September 30, 2011 and 2010, respectively. These fair value adjustments are non-cash items, and each quarter’s estimations are impacted, in part, by our stock price.  See Note 6 — Debt and Note 10 — Commitments and Contingencies for further discussion related to the 2007 Notes.

Loss on warrant modification and exercise

On February 14, 2011, one share of the 2009 Preferred Stock was converted into 139 shares of our common stock.  Additionally, we entered into an amendment to the original warrant agreement with the holder, in which we gave cash consideration of $1.5 million paid contemporaneously with the exercise of 321,502 warrants. Upon the exercise of the warrants we received $1.0 million, net of the cash consideration we paid.  We recorded $1.0 million of other expense during the nine month period ended September 30, 2011 related to this transaction.  See Note 5 — Temporary Capital and Stockholders’ Equity for further details.

Gain (loss) on early extinguishment of debt

We recorded a $6.7 million gain on the 2007 Note settlement during the nine months ended September 30, 2011.  See Note 10 — Commitments and Contingencies for further details.  During the nine months ended September 30, 2010, we recorded a $2.3 million loss on the early extinguishment of the 2009 notes primarily related to the acceleration of debt issuances costs, the acceleration of exit fees and the write-off of the derivatives associated with these notes.

Discontinued Mining and Plant Operations

Discontinued Mining Operations

Discontinued Mining Operations is comprised of the following:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Mining revenue	$—	$12,619
Coal mining operating costs	—	(12,041)
General and administrative	—	(1,499)
Depreciation, depletion & amortization	—	(1,281)
Other loss	—	(2,778)
Loss from discontinued mining operations	$—	$(4,980)

Discontinued Plant Operations

Discontinued Plant Operations is comprised of the following:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$—	$—
Plant costs	(113)	(390)
General and administrative	—	—
Gain on sale of assets	3,895	749
Income from discontinued plant operations	$3,782	$359

Liquidity and Capital Resources

We have decreased our cash flow used in operations by $1.9 million when comparing the nine months ended September 30, 2011 to the same period in 2010. Our cash used in operating activities from continuing operations increased by $2.5 million when compared to the prior year period.  The increase in cash used in continuing operations is predominately due to the payment of $1.25 million (net of insurance claim proceeds of $750,000) under our settlement agreement in the Cook & Bitonti litigation, the $1.45 million forbearance fee paid to the Settling 2007 Noteholders, and an increase in overall professional fees primarily due to higher litigation costs.  These factors offset our reductions in other general and administrative, and research and development costs during the second and third quarter ended 2011. Our cash used in discontinued operating activities decreased by $4.4 million when compared to the prior year period, primarily due to the cessation of operations in our Mining and Plant segments. During the nine months ended September 30, 2011, we did not have any activity in our Mining segment and had substantially discontinued our Plant operations by March 31, 2011.

On-going costs associated with corporate, K-Fuel and GreenCert operations required us to raise additional capital in 2010 and again in February 2011. As a result, we completed three financing transactions: (i) on January 26, 2010, we consummated a registered direct public offering and raised gross proceeds of approximately $8.8 million; (ii) on March 16, 2010, we entered into a securities purchase agreement, and received gross proceeds of approximately $9.3 million; and (iii) on February 1, 2011, we completed a private placement to sell 6.2 million shares of our common stock and 12.0 million warrants to purchase our common stock, resulting $14.5 million of net proceeds, after the offering expenses. See Note 5—Temporary Capital and Stockholders’ Equity to the condensed consolidated financial statements included herein for further description of these financings.

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

As previously described, on February 1, 2011, we executed a Settlement Agreement that provided for, assuming the final settlement date was reached and the settlement was completed (i) the settlement of an aggregate of $17.3 million of the 2007 Notes; (ii) the payment of $6.7 million to the Settling 2007 Noteholders; and (iii) the issuance of a new note for $1.55 million due on the one year anniversary of the final settlement date, that bears interest at 7% and is convertible into shares of our common stock at the market value of the shares on the date the exchange. This agreement also called for the dismissal of the litigation that was pending between us, Buckeye, the Settling 2007 Noteholders and the 2009 Noteholders.  On May 17, 2011, as a result of us satisfying all conditions under the Settlement Agreement, this transaction closed.  Further, on February 14, 2011, we entered into an agreement to exchange $1.4 million of face value of 2007 Notes for 237,500 shares of our common stock. These two transactions reduced the principal balance of our outstanding 2007 Notes from $21.6 million as of December 31, 2010 to $2.8 million as of September 30, 2011. This reduced outstanding balance will decrease interest incurred from $1.9 million for the year ended December 31, 2010 to an estimated $340,000, on an annualized basis, including interest related to the new $1.55 million note.

On August 24, 2011, we entered into a Sales Agency Agreement with Lazard Capital Markets LLC (“Lazard”), under which Lazard, as our exclusive agent, may, at our discretion, from time to time sell up to a maximum of $10,000,000 of our shares of common stock through an “at-the-market” program.  As of September 30, 2011 we had sold 622,000 shares of our common stock and received $412,000 in proceeds, net of commission and financing costs.

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

Historical View

Cash Used in Operating Activities

Cash used in operating activities of continuing operations was $14.5 million and $12.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The majority of the cash used in continuing operations for the nine months ended September 30, 2011 was used for our on-going operations, adjusted for non-cash items and changes in operating assets and liabilities, the most significant being:

•                  $8.4 million non-cash gain from the 2007 Noteholders Settlement,

•                  $1.0 million loss from exercise of warrants,

•                  $1.4 million expense for non-cash compensation,

•                  $500,000 loss from derivative fair value adjustments,

•                  $400,000 gain from a debt-to-equity exchange transaction,

•                  $3.0 million expense from the impairment of GreenCert energy software, certain furniture and fixtures, and abandoned patents.

The most significant adjustments for the nine months ended September 30, 2010 were:

•                  $2.9 million expense non-cash compensation,

•                  $3.1 million gain from derivative fair value adjustments and

•                  $2.3 million expense related to the write-off of debt issuance costs on our 2009 Notes retirement.

•                  $3.5 million of impairment charges

•                  $3.1 million gain on debt for equity exchange

Cash Provided by Investing Activities

Cash provided by investing activities of continuing operations was $164,000 and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.  The majority of the uses of cash relate to the following:

•                  We spent $200,000 and $1.4 million primarily for GreenCert development during the nine months ended September 30, 2011 and 2010, respectively.

•                  We received $5.0 million from the release of reclamation bonds related to the sale of Buckeye during the nine months ended September, 30 2010.

Cash Provided by (Used in) Financing Activities

Cash provided by (used in) financing activities of continuing operations during the nine months ended September 30, 2011 was $10.4 million compared to $(6.9) million for the nine months ended September 30, 2010.  The increase between the two periods principally relates to the exercise of warrants, and the financing activities further described in Note 5— Temporary Capital and Stockholders’ Equity to the condensed consolidated financial statements included herein. This increase was offset by payments made to the Settling 2007 Noteholders as further described in Note 10—Commitments and Contingencies to the condensed consolidated financial statements included herein.  Further, payments were made to the 2009 Noteholders during the nine months ended September 30, 2010, which are further described in Note 6—Debt to the condensed consolidated financial statements included herein.

Cash Provided by (Used in) Discontinued Operations

Cash used in operating activities of discontinued operations was $(620,000) and $(5.0) million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in operating cash used was due to the cessation of operations in our Mining and Plant segments.

Cash provided by investing activities of discontinued operations was $2.8 million and $23.5 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the escrow balance of $2.8 million related to the sale of certain Buckeye and Evergreen assets was released from restricted cash.  During the nine months ended September 30, 2010, we received $23.0 million in proceeds from the sale of certain of Buckeye and Evergreen assets, and received $500,000 in proceeds from the sale of a boiler.

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

Changes in Internal Control over Financial Reporting

In order to remediate a previously identified material weakness related to contract administration, we are implementing the following controls in the 3rd quarter of 2011:

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Koppelman Ventures LLC

On June 14, 2011, Koppelman Ventures LLC (“Koppelman”) filed a Complaint in the United States District Court for the District of Colorado entitled Koppelman Ventures LLC V. Evergreen Energy Inc., formerly known as KFx Inc. and K-Fuel, Inc. and KFx Technology, formerly known as K-Fuel, LLC, Thomas H. Stoner, Jr., Diana Kubik, William G. Laughlin and Ilyas Khan, Case No. 11-CV-01550.  Koppelman’s predecessor in interest sold its interest in various patents and property relating to a technology which is intended to upgrade low quality coal and lignites.  The sale required certain payments to be made to Koppelman from licensing fees and royalties received from the production and sale of the upgraded coal.  Plaintiff’s causes of action include breach of contract, breach of implied covenant of good faith and fair dealing, specific performance, rescission and restitution and intentional interference with contractual obligations by the individual defendants.  We feel that and the companies and individual defendants have meritorious defenses and we will vigorously dispute the plaintiff’s claims.

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

On December 14, 2010, we filed suit against C-Lock Inc. and two of our former employees, Dr. Patrick Zimmerman and Scott Zimmerman, in Evergreen Energy Inc. and C-Lock Technology, Inc. v. Dr. Patrick Zimmerman, Scott Zimmerman and C-Lock Inc., Case No. 10CV9640 (District Court for the City and County of Denver, Colorado). Dr. Patrick Zimmerman and his son Scott Zimmerman were former executives of our subsidiary, C-Lock Technology, Inc. In the compliant we allege claims for: (i) declaratory judgment (relating to the improperly filed patent); (ii) breach of fiduciary duty; (iii) misappropriation of trade secrets; (iv) misappropriation of corporate assets; (v) breach of contract; (vi) aiding and abetting breach of fiduciary duty and duty of loyalty; (vii) civil conspiracy; and (viii) unjust enrichment.

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

The parties also entered into an option agreement giving us and CLT the option to enter into a Third Amended and Restated Exclusive Sublicense (“Third Sublicense”), provided such option is exercised by December 31, 2011.  The Third Sublicense would provide the Company and CLT with exclusive rights to certain licensed technology in the energy field for an annual license fee of $250,000, plus a royalty equal to the greater of a) 1% of net sales of the entire GreenCert suit, or b) 3% of net sales of the green house Gas Calculator alone, to the extent such royalty exceeds $250,000.

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

On April 26, 2011, after a one-week trial, the Court issued oral findings of fact and conclusion of law in favor of Messrs. Cook and Bitonti.  A written final judgment was entered on July 8, 2011.  The plaintiffs filed a form of judgment seeking $1.7 million in damages plus interest which totaled $1.9 million.

Effective August 23, 2011 the Company and the other defendants entered into a Settlement Agreement and Release (“Settlement Agreement”) with the plaintiffs to effect final settlement of this litigation.  Under the terms of the Settlement Agreement, Evergreen has paid $2,000,000 in full satisfaction of the claims asserted by Cook and Bitonti.  The court has entered an order vacating its findings and dismissing the matter with prejudice upon payment in full of the settlement amount.

In connection with this litigation, Evergreen filed a claim for coverage with its directors’ and officers’ insurance carrier, ACE American Insurance Company (“ACE”), who denied coverage.  We commenced litigation against ACE to secure coverage, which litigation was settled on August 30, 2011, ACE paid us $750,000 in September 2011 in settlement of our coverage claim.

Other Contingencies

Per a transition agreement with a former executive officer, the former officer must convert his C-Lock shares into shares of our common stock on the same terms as we bought back C-Lock shares from Mr. Cook and Mr. Bitonti.  As result of this condition, we recorded a liability in the amount of $520,000 in the third quarter of 2011.

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

Business Risks

We continue to require additional financing.  We have been working to focus our business primarily on the further development of our K-Fuel technology.  Although we continue to develop our GreenCert technology, the focus on this technology has been reduced.  During 2010, we sold certain assets of Buckeye and Evergreen, which we refer to as the “sale of Buckeye.” During 2011, we have closed on the sale of certain assets and property in Wyoming, including certain Ft. Union assets; executed an agreement to settle litigation and a portion of the 2007 Notes; and raised additional capital through a private transaction. As part of our strategic analysis, we have investigated a number of financing alternatives, but have not yet obtained sufficient additional financing to complete our strategic re-positioning. In October 2009 we completed a financing transaction totaling $7.0 million resulting in net proceeds of $5.0 million, excluding transaction costs, and again completed a financing transaction in January 2010 totaling $8.7 million resulting in net proceeds of $8.0 million. We completed another financing transaction in March 2010 totaling $9.3 million and resulting in net proceeds of $5.0 million, excluding transaction costs. Lastly, in February 2011, we completed the private placement of our common stock resulting in net proceeds of approximately $14.6 million. Notwithstanding these financings and the sale of Buckeye and sale of assets in Wyoming, we continue to require additional capital.

As a result of the preceding, we are in need of capital during the next twelve months. We are continuing to evaluate restructuring and capital raising alternatives. Without an additional influx of capital, we will not be able to pursue our business plan and may not be able to remain a going concern.

We may not be able to complete a transaction with Stanhill Capital Partners to purchase our K-Fuel process and technology business.  Further, there is no assurance that we can complete a sale or joint venture of the GreenCert business or any other strategic alternative related to the GreenCert business.

On September 26, 2011, we received an unsolicited offer from Stanhill Capital Partners (“Stanhill”) to purchase our K-Fuel process and technology business for $30 million.  Among other things, the offer is expressly conditioned upon completion of due diligence, negotiation of definitive documents, the approval of our stockholders and final approval of Stanhill’s investment committee. We have formed a special committee of the Board of Directors to consider the Stanhill offer and other strategic alternatives.  The members of the special committee are disinterested in the transaction. The special committee has retained Cooley LLP to serve as its independent legal counsel and retained Dahlman Rose & Company, LLC to act as its independent financial adviser.

Ilyas Khan, a member of our Board of Directors and our Executive Chairman and Acting Chief Executive Officer, is a substantial shareholder of Stanhill.

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

Our ability to complete a transaction with Stanhill for the sale of our K-Fuel® process and technology business or complete the strategic restructuring of the GreenCert business may be adversely impacted by unfavorable decisions in pending litigation, the inability of Green Bridge Holdings to make future payments under the terms of the sale of the Landrica Development Company assets and our Ft. Union Plant, or the inability to raise sufficient additional capital in a timely manner to fund our operations to the completion of a transaction with Stanhill or the restructuring of our GreenCert business.

We have a history of losses, deficits, and negative operating cash flows and will likely continue to incur losses in the future. Such losses may impair our ability to pursue our business plan and our independent registered public accounting firm has expressed substantial doubt over our ability to continue as a going concern.

We will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. We have made, and will continue to make, substantial capital and other expenditures before we will have sufficient operating income and cash flow to recover all of our investments. We are not able to accurately estimate when, if ever, our cash flows from operating activities will increase sufficiently to cover these investments. Further, we may not achieve or maintain profitability or generate cash from operations in future periods.

We have substantial capital requirements and as a result, we have been, and continue to be, dependent on financing activities or sales of our equity securities to fund our operating costs. The inability to raise funds through traditional financing means or sale of our equity securities may require us to sell assets to fund our operating costs.

As a result of negative cash flows from operations, we have been, and continue to be, dependent on financing activities and sales of our equity securities to fund the operating and substantial capital costs associated with our business. Our success is dependent on our ability to utilize existing resources and to generate sufficient cash flows to meet our obligations on a timely basis, to obtain financing or refinancing as may be required, to attain profitability, or a combination thereof. The continued economic downturn has had, and may continue to have, an impact on our business and our financial condition. In addition, the economic downturn may present significant challenges for us if conditions in the financial markets do not improve or worsen. We have limited ability to access traditional bank loan financing in current market conditions. Further, our ability to access capital markets, for example, may be severely restricted at times when we need adequate funding to pay our existing indebtedness, pursue our business strategy, meet our contractual and settlement obligations, respond to changing business and economic conditions and competitive pressures, absorb negative operating results and fund our continuing operations, capital expenditures or increased working capital requirements, including additional costs to pursue the pending transaction with Stanhill. We may also need to sell assets to fund our operating costs to the extent that we are unable to raise adequate funds in the capital markets. Given the economic downturn, we may not be able to sell assets on favorable terms or at all.

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

•                  enter into agreements for the purpose of building K-Fuel plants or licensing of the K-Fuel technology;

•                  enter into agreements to measure, quantify, certify and verify carbon dioxide emissions or to license our GreenCert technology;

•                  complete significant transactions;

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

Competition from other companies that have developed or may develop other systems that improve power plant efficiency, measure green house gases and/or certify carbon credits, could adversely affect our competitive position. Further, competition could increase depending upon the level of regulation ultimately enacted in the United States and international markets, which could further adversely affect our competitive position.

We believe our GreenCert solution is a first-of-its-kind, web-based platform that brings together operational data that include highly accurate measurement of green house gas emissions. Numerous competitors, with greater resources, provide performance information inside individual power plants. In addition, a number of companies are developing green house gas and carbon measurement alternatives and many of these companies have greater resources than ours. Carbon measurement regulation, in both the United States and internationally, is evolving and there is no clear consensus on how carbon emissions should be measured. While we believe that our measurement tool is the most accurate tool because it is scientifically based, regulations could be enacted allowing for less precise methods and therefore, less costly methodologies to be applied. Further, there is a risk that our GreenCert technology will not be accepted by regulators and customers even though we believe it is compliant. Future revenues will be dependent upon our ability to identify and address competition in the process control and power plant management systems industries and adapt to our competition and the changing regulatory environment.

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

Any actions taken by us to enforce our patents or other property rights or defend challenges to such rights could result in significant expense as well as the diversion of management time and resources. In addition, detecting infringement and misappropriation of patents or intellectual property can be difficult, and there can be no assurance that we would detect any infringement or misappropriation of our proprietary rights. Even if we are able to detect infringement or misappropriation of our proprietary rights, litigation to enforce our rights could cause us to divert significant financial and human resources from our business operations, and may not ultimately be successful. If we are required to divert significant resources and time to the enforcement of our proprietary rights, even if the enforcement is successful, our business could be materially adversely affected.

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

If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our products or processes, we may be prevented from manufacturing or marketing our infringing product or process in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license might not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market future products, which could have a material adverse effect on our business.

Our future acquisition, joint venture or other strategic opportunities may not be successful.  Further, our current investment in Southern Coal Holdings may not be successful.

As part of our business strategy, we may evaluate acquisitions joint ventures or other strategic opportunities with businesses and/or technologies, domestically and internationally, where we could own or have access to coal assets for upgrading or where coal might be produced as a traditional coal mine operation that is complementary to our business model and strategy. However, suitable acquisition or joint venture opportunities may not be available on terms and conditions we find acceptable. Further, these types of transactions pose substantial risks to our financial condition, results of operations and cash flows. In pursuing these activities, we compete with other companies, many of which have greater financial and other resources to acquire or joint venture with attractive companies and properties. Even if potential opportunities are identified and completed, the following are some of the risks associated with these activities:

•                 the new business or property may not produce revenues, earnings or cash flow at anticipated levels;

•                 we may be unable to integrate acquired businesses or manage joint ventures to successfully realize anticipated economic, operational and other benefits in a timely manner;

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

On June 9, 2011, we completed the formation of our venture with WPG Resources, an Australian listed mineral resources company, to jointly own deposits and to develop and produce K-Fuel, using our coal upgrading technology, throughout Australia.   The Southern Coal Holding (or “SCH”) investment is subject to the same risks as all potential acquisitions or joint ventures.  Further, the successful development and operation of our SCH investment is subject to risks associated with the development and operation of SCH, the inability to successfully apply the K-Fuel technology to SCH’s coal deposits, the inability of SCH to obtain regulatory approval for its activities, and/or adverse conditions for the marketing and sale of coal or upgraded coal.  The occurrence of any of which could have a material adverse effect on our business.

K-Fuel Process Risks

We faced technical and operational issues at our Fort Union plant prior to suspending operations at the plant. These technical and operational problems may adversely impact our ability to develop future K-Fuel facilities, resulting in delays in achieving full scale commercial production of our K-Fuel refined coal.

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

While our Fort Union plant previously produced limited amounts of K-Fuel refined coal, we do not know whether K-Fuel refined coal can be produced and sold on a commercial basis in a cost effective manner after taking into account the cost of the feedstock, our production costs and the cost of transportation. As our Fort Union plant was not able to achieve full scale commercial production, we have not yet developed an efficient cost structure. We are currently using the knowledge base developed at our Fort Union plant along with supporting engineering analyses to understand our pricing and costs, as well as the quality of the product when used in K-Fuel test burns, and intend to leverage this knowledge base when constructing any additional K-Fuel plants. We experienced technical problems with respect to the K-Fuel refined coal produced at our Fort Union plant, including coal dusting. If we fail to adequately address these technical problems to the extent they occur at future K-Fuel facilities, or any other unforeseen problems that may occur in the future, it could make K-Fuel refined coal more expensive to transport and store, and therefore more expensive to burn. Failure to address both known and unforeseen technical challenges of K-Fuel refined coal, obtain feedstock in sufficient quantity and at acceptable prices and to arrange for transportation services at reasonable prices, may materially and adversely affect our business, results of operations and financial condition.

Construction of future K-Fuel facilities may require substantial lead time and significant additional financing if constructed by us, SCH, or Evergreen-China.

We do not currently have any definitive contracts to construct additional K-Fuel facilities. To the extent that we identify businesses to construct K-Fuel facilities, a lengthy permitting and construction process may commence. We estimate that it could take six months or longer to obtain necessary permits and approvals and that, depending on local circumstances, the required time could be much longer or shorter. Thereafter, construction of a facility with a capacity of approximately 1.5 million tons of K-Fuel refined coal per year could take an estimated further period of 18 to 24 months.

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

We and certain third parties are continuing to evaluate the attributes of K-Fuel refined coal. Further, in February 2011, we reactivated our Gillette, Wyoming test facility and have indentified and have been testing new coals for applications for K-Fuel refined coal, including coals from deposits controlled by SCH.  There can be no assurance that these evaluations will result in positive findings concerning the moisture content, heating value, emission-levels, burn qualities, new applications or other aspects of our K-Fuel refined coal. Furthermore, even if current evaluations indicate that our K-Fuel refined coal performs to design specifications, there can be no assurance that later tests will confirm these current results or that our K-Fuel refined coal will be readily accepted by the market. The process of introducing our K-Fuel refined coal into the market may be further delayed if these test results are negative or if potential customers conduct their own tests of the K-Fuel refined coal to determine whether it meets their individual requirements and the results are not acceptable. Substantially all of our previous evaluations of K-Fuel refined coal at our Fort Union plant used

Powder River Basin low-grade coal as the feedstock and we conducted only limited tests of the K-Fuel process at Fort Union using other feedstocks. However, we have conducted numerous tests of the K-Fuel process using other feedstocks in laboratories and at our test facility. The ability to use feedstocks from other locations in the United States or overseas will depend on the results of future tests on different types of coal. If these tests limit the range of viable low-grade coal feedstocks for use in the K-Fuel process, site locations for future K-Fuel plants may be limited and the commercial appeal of the process may be less than anticipated. If this continuing process of evaluation and market introduction results in negative findings concerning the K-Fuel process, this could have a material adverse effect on the marketability of K-Fuel refined coal and on our financial condition, results of operations and future prospects.

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

Our future success will be adversely affected if we cannot locate, develop, construct, and/or license future commercial K-Fuel production plants and have them operate at a profit. Prior to suspending operations at our Fort Union plant, we were not able to achieve commercial production. A number of different variables, risks and uncertainties affect our successful construction of future K-Fuel production plants and our ability to operate such plants at a profit including:

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

A significant factor in expanding the potential U.S. market for K-Fuel refined coal is the numerous federal, state and local environmental regulations, which provide various air emission requirements for power generating facilities and industrial coal users. We believe that the use of clean-burning fuel technologies, like K-Fuel refined coal, will help utility companies comply with the air emission regulations and limitations. We are unable to predict future regulatory changes and the impact on the demand for our products. While more stringent laws and regulations, including mercury emission standards, limits on sulfur dioxide emissions and nitrogen oxide emissions, may increase demand for our products, such regulations may result in reduced coal use and increased reliance on alternative fuel sources. Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations may have a material adverse effect on our prospects.

We do not know if the potential K-Fuel demonstration plant is viable.

We are evaluating a plan to construct a demonstration scale facility that would be used to support the commercial viability of the K-Fuel process in the market. If constructed, we believe that this demonstration plant could provide K-Fuel refined coal in quantities sufficient to: (i) validate the detailed fuel characteristics as required by resource owners and the comprehensive fuel acceptance processes of power generation facilities; (ii) support project development opportunities domestically and internationally; and (iii) explore further process enhancement concepts. The plant could also be used to provide additional process validation data of the core process and support systems. As the SCH joint venture develops, we plan to further evaluate the propriety of a demonstration plant and may determine that it is most appropriate to focus our resources on the development and construction of a commercial K-Fuel plant at SCH. In the construction of the Fort Union plant, we encountered problems including cost overruns, construction and commissioning delays, technical and design issues, labor shortages and the limited availability of skilled contractors. We may encounter similar problems in the construction of the K-Fuel demonstration plant and additional difficulties, including:

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

Our ability to effectively operate and develop future commercial-scale K-Fuel facilities may be harmed to the extent technical or operational problems materialize at the demonstration plant. Should we be unable to effectively develop K-Fuel facilities, our ability to generate revenues and profits from future facilities and future licensing opportunities may be negatively impacted.

GreenCert Technology Risks

We do not know if our GreenCert technology is commercially viable. Further, due to the uncertain market for, and commercial acceptance of our GreenCert technology, we may not be able to realize significant revenues from this technology.

Our GreenCert technology is in an evolving market and as a result we do not know whether our GreenCert technology will be accepted by customers to evaluate operational efficiencies, measure green house gas emissions or utilize it to manage their power generation assets more effectively. While we believe that a commercial market is developing both domestically and internationally for these attributes, we may face the following risks due to the developing market for our technology:

•                 limited pricing information;

•                 alternative methodologies that are available at a lower price; and

•                 sufficient market interest for us to continue in business.

If we are unable to develop markets for our GreenCert technology, our ability to generate revenues and profits may be negatively impacted.

Future changes in the law may adversely affect our ability to sell products and services based on our GreenCert technology.

A significant factor in expanding the potential market for the measurement and reporting of green house gases and certification of carbon credits is the continuation and expansion of emissions regulations both in the U.S. and internationally. We are unable to predict future regulatory changes and their impact on the demand for our products. While more stringent laws and regulations may increase demand for our products, such regulations may result in reduced reliance on various sources of emissions, including coal fired power plants, or increased reliance on alternative energy sources, which do not result in the emission of green house gases. Similarly, amendments to the numerous federal and state environmental regulations that relax emission limitations would have a material adverse effect on our prospects.

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

As of September 30, 2011, we have $4.2 million of debt outstanding.  Our obligations to service this debt given our current cash requirements could adversely affect us in a number of ways, including by:

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

Our ability to pay principal and interest on outstanding indebtedness depends upon our receipt of dividends or other intercompany transfers from our subsidiaries, and claims of creditors of our subsidiaries that do not guarantee our indebtedness will have priority over claims of our creditors with respect to the assets and earnings of those subsidiaries.

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

We may not have the ability to repurchase the 2007 Notes or the 2011 Notes for cash upon the occurrence of a fundamental change as required by the agreements.

Holders of our 2007 Notes and 2011 Notes will have the right to require us to repurchase the 2007 Notes for cash upon the occurrence of a fundamental change, which would include, among other things, sale of all or substantially all of our assets or a business combination that results in a change of control.  Further, pursuant to the Indenture for the 2007 Notes, the failure of our common stock to be listed on the NYSE Arca or another national securities exchange or quoted on an established automated over-the-counter trading market will trigger the right of the holders of the 2007 Notes to require us to purchase such notes. We may not have sufficient funds to repurchase the 2007 Notes or the 2011 Notes or have the ability to arrange necessary financing on acceptable terms.

Our ability to repurchase the 2007 Notes or 2011 Notes for cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase the 2007 Notes or 2011 Notes when required would result in an event of default with respect to the 2007 Notes or the 2011 Notes and could result in the acceleration of the maturity of our then-existing indebtedness. This repurchase right may actually have the effect of making us a less attractive candidate for a fundamental change transaction including the Stanhill transaction.

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

The holders of certain of our outstanding warrants have the right to require us to purchase their warrants upon completion of a fundamental transaction.

The holders of an aggregate of 2.8 million warrants issued in connection with the financings we completed in October 2009 and January and March 2010 have the right to require us to purchase their warrants upon completion of a “fundamental transaction” that is an all cash transaction or a going private transaction.  Such transactions include: (i) the merger or consolidation of the company with another entity; (ii) the sale of all or substantially all of the company’s assets; or (iii) the acquisition by another party of 50% or more of our outstanding common stock in one or more related transactions.  This right may decrease the likelihood of a third party engaging in a fundamental transaction with us, including the Stanhill transaction, and, if a fundamental transaction is completed, may reduce the net proceeds from that transaction that are available to the company.

Our common stock could be delisted from the NYSE Arca if we do not comply with its continued listing standards.

On November 4, 2010, Evergreen Energy Inc. (the “Company”) was notified by NYSE Arca, Inc. (“NYSE Arca”) that it was not in compliance with the following NYSE Arca continued listing standards:  (i) Rule 5.5(b) - failure to maintain a closing price at or above $3.00 over a 30 consecutive trading day period; (ii) Rule 5.5(b) — failure to maintain a minimum net worth of $4,000,000; and (iii) Rule 5.5(l)(3) - NYSE Arca has concluded that the Company’s financial condition is currently impaired to the degree requiring consideration of a suspension or delisting action. The Company responded to the NYSE Arca on November 6, 2011 addressing the areas of noncompliance.  In addition, on November 8, 2011, the Company received another letter from NYSE Arca indicating that it planned to initiate delisting procedures for the reasons stated above by holding a meeting on November 29, 2011 to determine whether the Company should remain listed.

We are required to maintain compliance with the continued listing standards under the Arca Rules.  The continued listing standards under Rule 5.5(b)(2) of the Arca Rules are the subject of a six-month pilot program to adopt new continued listing standards approved by the SEC on November 20, 2006, as extended on June 4, 2008.  This pilot program expire and continuation of the continued listing standards under Rule 5.5(b)(2), the continued listing standards to which we are subject, hour changed.  If we fail to comply with the effective continued listing standards, our stock could be delisted.  If our stock were to be delisted, it could reduce the liquidity of an investment in our common stock, make it more difficult for us to raise capital in the future and may result in the acceleration of our 2007 Notes. In addition, efforts to maintain our listing on the NYSE Arca may result in the incurrence of costs that could be material in any given period.

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

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of the 2007 Notes, the 2011 Notes, our common stock, or all of the preceding.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of the 2007 Notes, the 2011 Notes, our common stock, or all of the preceding, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock or the value of the 2007 Notes or 2011 Notes. The price of our common stock could be affected by possible sales of our common stock by investors who view the 2007 Notes or 2011 Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity which we expect to occur involving our common stock. This hedging or arbitrage could, in turn, affect the market price of the 2007 Notes or 2011 Notes.

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

We have adopted a stockholder rights plan, commonly known as a “poison pill,” under which each stockholder holds one share purchase right, which we refer to as a Right, for each share of common stock held. The Rights become exercisable upon the occurrence of certain events and may make our acquisition more difficult and expensive. In addition, our certificate of incorporation and Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. The stockholder rights plan, provisions of our certificate of incorporation, and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended.

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

4.22	(3)(a)(9) Exchange Agreement dated September 27, 2010 with Dynamis Energy Fund, LP (incorporated by reference to Exhibit 4.22 to our Form 10-Q for the quarter ended September 30, 2010).

4.23	Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 1, 2011).

4.24	Form of Warrant Agreement with Settling 2007 Noteholders (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).

4.25	Form of Warrant Agreement with 2009 Noteholders (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).

4.26	Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 2, 2011).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 2, 2011).

4.28	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 2, 2011).

10.1	Settlement Agreement and Release (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 24, 2011).

10.2	Sales Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 25, 2011).

10.3	Settlement Agreement with insurance carrier*

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Shareholder Letter dated July 25, 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed July 25, 2011).

99.2	Investor Presentation September 2011 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed September 23, 2011).

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

EVERGREEN ENERGY INC.

Date: November 21, 2011	By:	/s/ KEVIN E. MILLIMAN
Kevin E. Milliman
Vice President of Engineering (Principal Executive Officer)

Date: November 21, 2011	By:	/s/ DIANA L. KUBIK
Diana L. Kubik
Executive Vice President and Chief Financial Officer